Form 10-Q
period 2017-06-30
WEC ENERGY GROUP, INC.
filed 2017-08-04
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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

Common Stock, $.01 Par Value,
315,576,571 shares outstanding at
June 30, 2017

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017

06/30/2017 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc.
ITF	Integrys Transportation Fuels, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WG	Wisconsin Gas LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

06/30/2017 Form 10-Q	ii	WEC Energy Group, Inc.

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2006 Junior Notes	Integrys's 2006 Junior Subordinated Notes Due 2066
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
ALJ	Administrative Law Judge
CNG	Compressed Natural Gas
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MCPP	Milwaukee County Power Plant
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Gas System Modernization Program
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
VAPP	Valley Power Plant

06/30/2017 Form 10-Q	iii	WEC Energy Group, Inc.

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances;

06/30/2017 Form 10-Q	1	WEC Energy Group, Inc.

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

06/30/2017 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2017	2016	2017	2016
Operating revenues	$1,631.5	$1,602.0	$3,936.0	$3,796.8

Operating expenses
Cost of sales	541.8	508.3	1,482.9	1,347.2
Other operation and maintenance	479.8	522.0	981.7	1,053.5
Depreciation and amortization	197.7	190.0	392.3	377.9
Property and revenue taxes	50.0	49.6	99.6	96.8
Total operating expenses	1,269.3	1,269.9	2,956.5	2,875.4

Operating income	362.2	332.1	979.5	921.4

Equity in earnings of transmission affiliate	41.8	30.9	83.7	69.4
Other income, net	13.1	32.4	28.8	65.1
Interest expense	101.9	100.1	206.6	201.0
Other expense	(47.0)	(36.8)	(94.1)	(66.5)

Income before income taxes	315.2	295.3	885.4	854.9
Income tax expense	115.8	113.6	329.1	326.7
Net income	199.4	181.7	556.3	528.2

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net income attributed to common shareholders	$199.1	$181.4	$555.7	$527.6

Earnings per share
Basic	$0.63	$0.57	$1.76	$1.67
Diluted	$0.63	$0.57	$1.75	$1.66

Weighted average common shares outstanding
Basic	315.6	315.6	315.6	315.6
Diluted	317.4	317.0	317.4	317.0

Dividends per share of common stock	$0.5200	$0.4950	$1.0400	$0.9900

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2017	2016	2017	2016
Net income	$199.4	$181.7	$556.3	$528.2

Other comprehensive (loss) income, net of tax
Derivatives accounted for as cash flow hedges
Reclassification of gains to net income, net of tax	(0.3)	(0.3)	(0.6)	(0.6)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	0.4	0.2	0.4

Other comprehensive (loss) income, net of tax	(0.2)	0.1	(0.4)	(0.2)

Comprehensive income	199.2	181.8	555.9	528.0

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive income attributed to common shareholders	$198.9	$181.5	$555.3	$527.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$36.5	$37.5
Accounts receivable and unbilled revenues, net of reserves of $111.6 and $108.0, respectively	1,004.3	1,241.7
Materials, supplies, and inventories	510.0	587.6
Prepayments	181.6	204.4
Other	47.3	97.5
Current assets	1,779.7	2,168.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $8,433.2 and $8,214.6, respectively	20,524.3	19,915.5
Regulatory assets	3,108.4	3,087.9
Equity investment in transmission affiliate	1,544.0	1,443.9
Goodwill	3,053.5	3,046.2
Other	549.7	461.0
Long-term assets	28,779.9	27,954.5
Total assets	$30,559.6	$30,123.2

Liabilities and Equity

Current liabilities
Short-term debt	$774.8	$860.2
Current portion of long-term debt	708.4	157.2
Accounts payable	724.1	861.5
Accrued payroll and benefits	140.0	163.8
Other	440.0	388.9
Current liabilities	2,787.3	2,431.6

Long-term liabilities
Long-term debt	8,799.7	9,158.2
Deferred income taxes	5,416.1	5,146.6
Deferred revenue, net	554.6	566.2
Regulatory liabilities	1,574.0	1,563.8
Environmental remediation liabilities	622.6	633.6
Pension and OPEB obligations	451.0	498.6
Other	1,171.1	1,164.4
Long-term liabilities	18,589.1	18,731.4

Commitments and contingencies (Note 16)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,576,571 and 315,614,941 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,290.1	4,309.8
Retained earnings	4,857.0	4,613.9
Accumulated other comprehensive income	2.5	2.9
Common shareholders' equity	9,152.8	8,929.8

Preferred stock of subsidiary	30.4	30.4
Total liabilities and equity	$30,559.6	$30,123.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2017	2016
Operating Activities
Net income	$556.3	$528.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	392.3	386.0
Deferred income taxes and investment tax credits, net	274.6	307.1
Contributions and payments related to pension and OPEB plans	(111.5)	(19.5)
Equity income in transmission affiliate, net of distributions	(14.5)	(22.7)
Change in –
Accounts receivable and unbilled revenues	247.3	130.1
Materials, supplies, and inventories	77.9	193.5
Other current assets	15.6	66.7
Accounts payable	(114.0)	(112.4)
Other current liabilities	18.3	(139.0)
Other, net	(74.3)	(93.9)
Net cash provided by operating activities	1,268.0	1,224.1

Investing Activities
Capital expenditures	(790.0)	(618.7)
Acquisition of Bluewater	(226.0)	—
Capital contributions to transmission affiliate	(50.5)	(12.1)
Proceeds from the sale of assets and businesses	20.7	161.0
Withdrawal of restricted cash from Rabbi trust for qualifying payments	17.2	22.5
Other, net	4.7	(1.8)
Net cash used in investing activities	(1,023.9)	(449.1)

Financing Activities
Exercise of stock options	15.6	35.0
Purchase of common stock	(39.7)	(94.2)
Dividends paid on common stock	(328.3)	(312.4)
Issuance of long-term debt	210.0	—
Retirement of long-term debt	(14.6)	(241.8)
Change in short-term debt	(85.4)	(167.2)
Other, net	(2.7)	(12.1)
Net cash used in financing activities	(245.1)	(792.7)

Net change in cash and cash equivalents	(1.0)	(17.7)
Cash and cash equivalents at beginning of period	37.5	49.8
Cash and cash equivalents at end of period	$36.5	$32.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2017 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2017

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of expected results for 2017 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITION

Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, we completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities. In addition, we accrued $4.9 million of acquisition related costs.

The table below shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. Bluewater is included in the non-utility energy segment. See Note 14, Segment Information, for more information.

(in millions)
Current assets	$2.0
Net property, plant, and equipment	217.6
Goodwill	7.3
Current liabilities	(0.9)
Total purchase price	$226.0

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

06/30/2017 Form 10-Q	7	WEC Energy Group, Inc.

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

NOTE 4—COMMON EQUITY

Stock-Based Compensation

During the first quarter of 2017, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	552,215
Restricted shares (2)	82,622
Performance units	237,650

(1)	Stock options awarded had a weighted-average exercise price of $58.31 and a weighted-average grant date fair value of $7.45 per option.

(2)	Restricted shares awarded had a weighted-average grant date fair value of $58.10 per share.

06/30/2017 Form 10-Q	8	WEC Energy Group, Inc.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for stock-based compensation awards. This ASU became effective for us on January 1, 2017. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement on a prospective basis. Prior to January 1, 2017, these amounts were recorded in additional paid in capital on the balance sheet, and the tax benefits could only be recognized to the extent they reduced taxes payable. In the first quarter of 2017, we recorded a $15.7 million cumulative-effect adjustment to retained earnings for excess tax benefits that had not been recognized in prior years as they did not reduce taxes payable. The following table shows the changes to our retained earnings for the six months ended June 30, 2017:

(in millions)	Retained Earnings
Balance at December 31, 2016	$4,613.9
Net income attributed to common shareholders	555.7
Common stock dividends	(328.3)
Cumulative effect of adoption of ASU 2016-09	15.7
Balance at June 30, 2017	$4,857.0

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

Common Stock Dividends

On July 20, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share, payable on September 1, 2017, to stockholders of record on August 14, 2017.

NOTE 5—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2017	December 31, 2016
Commercial paper
Amount outstanding	$774.8	$860.2
Weighted-average interest rate on amounts outstanding	1.42%	0.96%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2017, was $655.5 million with a weighted-average interest rate during the period of 1.09%.

06/30/2017 Form 10-Q	9	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these facilities:

(in millions)	Maturity	June 30, 2017
WEC Energy Group	December 2020	$1,050.0
WE	December 2020	500.0
WPS	December 2020	250.0
WG	December 2020	350.0
PGL	December 2020	350.0
Total short-term credit capacity		$2,500.0
Less:
Letters of credit issued inside credit facilities		$41.3
Commercial paper outstanding		774.8
Available capacity under existing agreements		$1,683.9

NOTE 6—LONG-TERM DEBT

Effective May 2017, the $500.0 million of 2007 Junior Notes bear interest at the three-month LIBOR plus 211.25 basis points, and reset quarterly.

In June 2017, MERC issued $120.0 million of senior notes. The senior notes were issued in three tranches: $40.0 million of 3.11% Senior Notes due July 15, 2027; $40.0 million of 3.41% Senior Notes due July 15, 2032; and $40.0 million of 4.01% Senior Notes due July 15, 2047. Net proceeds were used to repay MERC's $78.0 million aggregate long-term debt obligation to its parent, Integrys. Remaining proceeds were used for general corporate purposes, including repayment of short-term debt borrowed from Integrys.
In June 2017, MGU issued $90.0 million of senior notes. The senior notes were issued in three tranches: $30.0 million of 3.11% Senior Notes due July 15, 2027; $30.0 million of 3.41% Senior Notes due July 15, 2032; and $30.0 million of 4.01% Senior Notes due July 15, 2047. Net proceeds were used to repay MGU's $71.0 million aggregate long-term debt obligation to its parent, Integrys. Remaining proceeds were used for general corporate purposes, including repayment of short-term debt borrowed from Integrys.

NOTE 7—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2017	December 31, 2016
Natural gas in storage	$137.8	$223.1
Materials and supplies	216.3	206.5
Fossil fuel	155.9	158.0
Total	$510.0	$587.6

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased. Withdrawals from storage are priced using the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. The temporary LIFO liquidation amounts were not significant at June 30, 2017.

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

06/30/2017 Form 10-Q	10	WEC Energy Group, Inc.

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

When possible, we base the valuations of our financial assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.

We recognize transfers between levels of the fair value hierarchy at their value as of the end of the reporting period.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.2	$3.5	$—	$4.7
Petroleum products contracts	0.3	—	—	0.3
FTRs	—	—	11.8	11.8
Coal contracts	—	0.7	—	0.7
Total derivative assets	$1.5	$4.2	$11.8	$17.5

Investments held in rabbi trust	$108.6	$—	$—	$108.6

Derivative liabilities
Natural gas contracts	$2.0	$2.5	$—	$4.5
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	3.4	—	3.4
Total derivative liabilities	$2.1	$5.9	$—	$8.0

06/30/2017 Form 10-Q	11	WEC Energy Group, Inc.

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$10.1	$24.2	$—	$34.3
Petroleum products contracts	0.2	—	—	0.2
FTRs	—	—	5.1	5.1
Coal contracts	—	2.0	—	2.0
Total derivative assets	$10.3	$26.2	$5.1	$41.6

Investments held in rabbi trust	$103.9	$—	$—	$103.9

Derivative liabilities
Natural gas contracts	$0.2	$0.2	$—	$0.4
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	1.9	—	1.9
Total derivative liabilities	$0.3	$2.1	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Balance at the beginning of the period	$1.7	$1.1	$5.1	$3.6
Realized and unrealized losses	—	—	—	(0.2)
Purchases	13.8	15.2	13.8	15.2
Sales	—	(0.1)	—	(0.2)
Settlements	(3.7)	(2.8)	(7.1)	(5.0)
Balance at the end of the period	$11.8	$13.4	$11.8	$13.4

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$30.5	$30.4	$28.8
Long-term debt, including current portion *	9,479.8	10,128.3	9,285.8	9,818.2

*	The carrying amount of long-term debt excludes capital lease obligations of $28.3 million and $29.6 million at June 30, 2017 and
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

06/30/2017 Form 10-Q	12	WEC Energy Group, Inc.

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

The following table shows our derivative assets and derivative liabilities:

	June 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$4.3	$4.1	$31.4	$0.4
Petroleum products contracts	0.3	0.1	0.2	0.1
FTRs	11.8	—	5.1	—
Coal contracts	0.7	2.3	1.5	1.4
Total other current *	$17.1	$6.5	$38.2	$1.9

Other long-term
Natural gas contracts	$0.4	$0.4	$2.9	$—
Coal contracts	—	1.1	0.5	0.5
Total other long-term *	$0.4	$1.5	$3.4	$0.5
Total	$17.5	$8.0	$41.6	$2.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	25.2 Dth	$1.3	32.7 Dth	$(20.0)
Petroleum products contracts	4.9 gallons	(0.4)	3.6 gallons	(1.0)
FTRs	9.4 MWh	2.2	7.4 MWh	1.6
Total		$3.1		$(19.4)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	59.3 Dth	$1.0	82.8 Dth	$(53.5)
Petroleum products contracts	9.8 gallons	(0.9)	6.6 gallons	(2.1)
FTRs	18.6 MWh	5.2	15.0 MWh	4.6
Total		$5.3		$(51.0)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2017 and December 31, 2016, we had posted cash collateral of $25.6 million and $16.4 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets. At December 31, 2016, we had also received cash collateral of $4.4 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities.

06/30/2017 Form 10-Q	13	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2017			December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$17.5	$8.0		$41.6		$2.4
Gross amount not offset on the balance sheet	(3.0)	(3.8)	(1)	(4.9)	(2)	(0.5)
Net amount	$14.5	$4.2		$36.7		$1.9

(1)	Includes cash collateral posted of $0.8 million.

(2)	Includes cash collateral received of $4.4 million.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a net liability position was $2.4 million and $0.2 million at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, we had not posted any collateral related to the credit risk-related contingent features of these commodity instruments. If all of the credit risk-related contingent features contained in derivative instruments in a net liability position had been triggered at June 30, 2017, we would have been required to post collateral of $0.7 million. At December 31, 2016, we would not have been required to post any collateral.

NOTE 10—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at	Expiration
(in millions)	June 30, 2017	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$8.1	$8.1	$—	$—
Standby letters of credit (2)	44.2	38.7	5.5	—
Surety bonds (3)	9.5	7.8	1.7	—
Other guarantees (4)	10.1	0.5	—	9.6
Total guarantees	$71.9	$55.1	$7.2	$9.6

(1)	Consists of $8.1 million to support the business operations of Bluewater.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)	Consists of $10.1 million related to other indemnifications, for which a liability of $9.6 million related to workers compensation coverage was recorded on our balance sheets.

06/30/2017 Form 10-Q	14	WEC Energy Group, Inc.

NOTE 11—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans.

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Service cost	$10.4	$10.7	$22.1	$22.0
Interest cost	30.2	33.0	61.4	66.2
Expected return on plan assets	(48.5)	(49.0)	(98.1)	(98.0)
Loss on plan settlement	5.3	14.1	5.3	14.1
Amortization of prior service cost	0.8	0.8	1.5	1.7
Amortization of net actuarial loss	21.1	20.2	43.0	40.7
Net periodic benefit cost	$19.3	$29.8	$35.2	$46.7

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Service cost	$5.6	$6.4	$11.9	$13.1
Interest cost	8.4	9.3	16.9	18.5
Expected return on plan assets	(13.6)	(13.3)	(27.3)	(26.4)
Amortization of prior service credit	(2.8)	(2.4)	(5.6)	(4.7)
Amortization of net actuarial loss	0.1	1.9	1.6	4.2
Net periodic benefit (credit) cost	$(2.3)	$1.9	$(2.5)	$4.7

During the six months ended June 30, 2017, we made payments of $107.2 million to our pension plans and $4.3 million to our OPEB plans. We expect to make payments of $6.4 million related to our pension plans and $5.3 million related to our OPEB plans during the remainder of 2017, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 12—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the six months ended June 30, 2017:

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy	Total
Goodwill balance as of January 1, 2017	$2,104.3	$758.7	$183.2	$—	$3,046.2
Acquisition of Bluewater (1)	—	—	—	7.3	7.3
Goodwill balance as of June 30, 2017 (2)	$2,104.3	$758.7	$183.2	$7.3	$3,053.5

(1)	See Note 2, Acquisition, for more information on the acquisition of Bluewater.

(2)	We had no accumulated impairment losses related to our goodwill as of June 30, 2017.

06/30/2017 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 13—INVESTMENT IN AMERICAN TRANSMISSION COMPANY

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. The following table shows changes to our investment in ATC:

	Three Months Ended June 30			Six Months Ended June 30
(in millions)	2017	2016		2017		2016
Balance at beginning of period	$1,513.3	$1,422.5		$1,443.9		$1,380.9
Add: Earnings from equity method investment	41.8	30.9		83.7		69.4
Add: Capital contributions	22.9	3.1		50.5		12.1
Add: Acquisition of Integrys's investment in ATC	—	(1.0)	(1)	—		(1.0)	(1)
Add: Adjustment to equity method goodwill	—	1.1		—		10.4
Less: Distributions	34.0	31.6		34.0	(2)	46.7
Less: Other	—	—		0.1		0.1
Balance at end of period	$1,544.0	$1,425.0		$1,544.0		$1,425.0

(1)	Amount reflects an adjustment to the allocation of the purchase price for Integrys made in the second quarter of 2016.

(2)	Distributions of $35.2 million, received in the first quarter of 2017, were approved and recorded in December 2016.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Charges to ATC for services and construction	$3.7	$4.3	$7.9	$8.4
Charges from ATC for network transmission services	87.3	91.1	174.6	182.1
Refund from ATC per FERC ROE order	—	—	(28.3)	—

Our balance sheets included the following receivables and payables related to ATC:

(in millions)	June 30, 2017	December 31, 2016
Accounts receivable
Services provided to ATC	$1.2	$2.2
Accounts payable
Services received from ATC	29.1	28.7

Summarized financial data for ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Income statement data
Revenues	$176.6	$154.3	$351.3	$318.5
Operating expenses	82.7	81.7	165.1	160.8
Other expense	25.7	23.7	52.1	47.7
Net income	$68.2	$48.9	$134.1	$110.0

06/30/2017 Form 10-Q	16	WEC Energy Group, Inc.

(in millions)	June 30, 2017	December 31, 2016
Balance sheet data
Current assets	$86.2	$75.8
Noncurrent assets	4,489.3	4,312.9
Total assets	$4,575.5	$4,388.7

Current liabilities	$640.3	$495.1
Long-term debt	1,740.6	1,865.3
Other noncurrent liabilities	291.4	271.5
Shareholders' equity	1,903.2	1,756.8
Total liabilities and shareholders' equity	$4,575.5	$4,388.7

NOTE 14—SEGMENT INFORMATION

At June 30, 2017, we reported six segments, which are described below.

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

•
Following the acquisition of Bluewater, our We Power segment was renamed the non-utility energy segment. This segment includes We Power, which owns and leases generating facilities to WE, and Bluewater, which owns underground natural gas storage facilities in Michigan. See Note 2, Acquisition, for more information on the Bluewater transaction.

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

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2017 and 2016:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2017
External revenues	$1,303.2	$253.2	$65.7	$1,622.1	$—	$6.2	$3.2	$—	$1,631.5
Intersegment revenues	—	—	—	—	—	112.6	—	(112.6)	—
Other operation and maintenance	458.7	104.9	23.3	586.9	—	2.7	2.8	(112.6)	479.8
Depreciation and amortization	130.3	37.5	6.1	173.9	—	17.4	6.4	—	197.7
Operating income (loss)	223.6	41.4	4.7	269.7	—	98.7	(6.2)	—	362.2
Equity in earnings of transmission affiliate	—	—	—	—	41.8	—	—	—	41.8
Interest expense	48.2	10.9	1.9	61.0	—	15.2	26.8	(1.1)	101.9

06/30/2017 Form 10-Q	17	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2016
External revenues	$1,304.5	$222.8	$64.0	$1,591.3	$—	$6.3	$4.4	$—	$1,602.0
Intersegment revenues	0.2	—	—	0.2	—	107.6	—	(107.8)	—
Other operation and maintenance	487.8	116.2	29.4	633.4	—	2.7	(6.3)	(107.8)	522.0
Depreciation and amortization	122.7	33.1	5.2	161.0	—	17.0	12.0	—	190.0
Operating income (loss)	214.7	22.6	2.3	239.6	—	94.1	(1.6)	—	332.1
Equity in earnings of transmission affiliate	—	—	—	—	30.9	—	—	—	30.9
Interest expense	44.4	9.8	2.1	56.3	—	15.6	30.2	(2.0)	100.1

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2017
External revenues	$2,915.3	$778.5	$223.6	$3,917.4	$—	$12.5	$6.1	$—	$3,936.0
Intersegment revenues	—	—	—	—	—	221.6	—	(221.6)	—
Other operation and maintenance	921.6	225.8	51.6	1,199.0	—	3.1	1.2	(221.6)	981.7
Depreciation and amortization	259.6	73.7	12.1	345.4	—	34.9	12.0	—	392.3
Operating income (loss)	555.9	196.8	38.1	790.8	—	196.1	(7.4)	—	979.5
Equity in earnings of transmission affiliate	—	—	—	—	83.7	—	—	—	83.7
Interest expense	96.9	22.0	4.2	123.1	—	30.5	55.9	(2.9)	206.6

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2016
External revenues	$2,884.3	$671.3	$212.4	$3,768.0	$—	$12.5	$16.3	$—	$3,796.8
Intersegment revenues	0.3	—	—	0.3	—	212.1	—	(212.4)	—
Other operation and maintenance	979.1	234.1	59.4	1,272.6	—	3.1	(9.8)	(212.4)	1,053.5
Depreciation and amortization	245.6	65.9	10.3	321.8	—	34.0	22.1	—	377.9
Operating income (loss)	542.2	159.6	34.1	735.9	—	187.4	(1.9)	—	921.4
Equity in earnings of transmission affiliate	—	—	—	—	69.4	—	—	—	69.4
Interest expense	88.9	19.5	4.6	113.0	—	31.2	61.5	(4.7)	201.0

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

06/30/2017 Form 10-Q	18	WEC Energy Group, Inc.

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

The significant assets and liabilities related to ATC recorded on our balance sheets included our equity investment, distributions receivable, and accounts payable. At June 30, 2017 and December 31, 2016, our equity investment was $1,544.0 million and $1,443.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had a receivable of $35.2 million recorded at December 31, 2016 for distributions from ATC. We also had $29.1 million and $28.7 million of accounts payable due to ATC at June 30, 2017 and December 31, 2016, respectively, for network transmission services

Purchased Power Agreement

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

We have approximately $78.4 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the six months ended June 30, 2017 and 2016 were $9.0 million and $26.9 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 16—COMMITMENTS AND CONTINGENCIES

We and our subsidiaries have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

Our electric utilities have obligations to distribute and sell electricity to their customers, and our natural gas utilities have obligations to distribute and sell natural gas to their customers. The utilities expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2017, including those of our subsidiaries, were $12,065.4 million.

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

06/30/2017 Form 10-Q	19	WEC Energy Group, Inc.

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

The EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS in December 2015, and issued the final rule in September 2016. We remain well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

Sulfur Dioxide National Ambient Air Quality Standards

The EPA issued a revised 1-Hour SO2 NAAQS that became effective in August 2010. The EPA issued a final rule in August 2015 describing the implementation requirements and established a compliance timeline for the revised standard. The final rule affords state agencies some latitude in rule implementation. A nonattainment designation could have negative impacts for a localized geographic area, including additional permitting requirements for new or existing sources in the area. In June 2016, we provided modeling to the WDNR that shows the area around the Weston Power Plant to be in compliance. Based upon the submittal, the WDNR provided final modeling to the EPA demonstrating the area around the Weston Power Plant to be in compliance. We expect that the EPA will consider the WDNR's recommendation and will finalize its designation by the end of 2017. We believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

8-Hour Ozone National Ambient Air Quality Standards

Sheboygan County and the eastern portion of Kenosha County are currently designated as nonattainment with the 2008 ozone standard. In response, Wisconsin has updated the 2008 ozone NAAQS attainment plan for Kenosha County and submitted it to the EPA for approval. The plan concluded that Wisconsin will not need to implement any new regulatory measures or programs. The area is forecasted to meet the standard by the 2018 compliance date due to emission control measures already in place. Wisconsin has prepared a draft attainment plan for Sheboygan County, which is out for public comment and is expected to submit a final plan to the EPA for approval this summer. A final EPA action regarding Wisconsin's attainment plan is expected later in 2017.

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

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan (CPP), a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April

06/30/2017 Form 10-Q	20	WEC Energy Group, Inc.

2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. The EPA announced that it has initiated this review. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

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

06/30/2017 Form 10-Q	21	WEC Energy Group, Inc.

Based on discussions with the MDEQ, if we provide information about unit retirements with our next National Pollutant Discharge Elimination System permit application and then submit a signed certification by August 2017 stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), then the EM BTA requirements will be waived. We expect to submit entrainment studies being conducted at Pulliam Units 7 and 8 to the WDNR by June 2018.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In June 2017, the EPA issued a proposed rule to codify this stay. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

After a final rule is back in effect, the WDNR and MDEQ have indicated that they will modify the state rules as necessary and incorporate the new requirements into our facility permits, which are renewed every five years. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, as currently constructed, the ELG rule will require additional wastewater treatment retrofits as well as installation of other equipment to minimize process water use.

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment would require additional zero liquid discharge or other advanced treatment capital improvements for the Oak Creek site and Pleasant Prairie facilities. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7, OC 8, the Pleasant Prairie units, Pulliam Units 7 and 8, and Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $80 million to $110 million for these advanced treatment and bottom ash transport systems. A similar system would be required at PIPP if we were not expecting to retire the plant. See the UMERC discussion in Note 18, Regulatory Environment, regarding the potential retirement of PIPP.

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

06/30/2017 Form 10-Q	22	WEC Energy Group, Inc.

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2017	December 31, 2016
Regulatory assets	$683.8	$702.7
Reserves for future remediation	622.4	633.4

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

Also, in May 2010, WPS received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that WPS violated the CAA at the Weston and Pulliam plants. WPS entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of June 30, 2017. It is unknown whether the Sierra Club will take further action in the future.

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

The Consent Decree contains a requirement to, among other things, refuel, repower, or retire Edgewater Unit 4, of which WPS is a joint owner, by no later than December 31, 2018. Management of the joint owners has recommended that Edgewater Unit 4 be retired in December 2018. However, a final decision on how to address the requirement for this unit has not yet been made by the joint owners, as early retirement is contingent on various operational and market factors, and other alternatives to retirement are still available.

NOTE 17—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2017	2016
Cash (paid) for interest, net of amount capitalized	$(209.3)	$(209.2)
Cash received for income taxes, net	9.5	7.4
Significant non-cash transactions
Accounts payable related to construction costs	155.5	114.0
Increase (decrease) in restricted cash from the sale (purchase) of investments held in the rabbi trust	4.6	(1.5)
Portion of Bostco real estate holdings sale financed with note receivable *	7.0	—
Amortization of deferred revenue	12.4	12.3

*	See Note 3, Dispositions, for more information on this sale.

06/30/2017 Form 10-Q	23	WEC Energy Group, Inc.

At June 30, 2017, and December 31, 2016, restricted cash of $21.8 million and $33.6 million, respectively, was recorded within other long-term assets on our balance sheets. The majority of this amount was held in the Integrys rabbi trust and represents a portion of the required funding that was triggered by the announcement of the Integrys acquisition. Withdrawals of restricted cash from the rabbi trust for qualifying payments are shown as an investing activity on the statements of cash flows. Changes in restricted cash due to the sale or purchase of investments held in the rabbi trust are non-cash transactions and are included in the table above.

NOTE 18—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Gas LLC, and Wisconsin Public Service Corporation

2018 and 2019 Rates

During April 2017, WE, WG, and WPS filed an application with the PSCW for approval of a settlement agreement they made with several of their commercial and industrial customers regarding 2018 and 2019 base rates. In this proposed settlement agreement, WE, WG, and WPS agreed to keep electric and natural gas base rates frozen for their customers through 2019. In addition, WE and WPS agreed to extend and expand the electric real-time pricing options for large commercial and industrial customers, and WE agreed to prevent the continued growth of certain escrowed costs. Deferral by WE, WG, and WPS of the revenue requirement impacts of any federal corporate tax reform enacted in 2017, or during the rate freeze period, was included in the agreement as well. Additionally, the agreement allows WPS to extend, through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. The agreement also included an extension, through 2019, of other deferrals related to WPS's electric real-time pricing program and network transmission expenses.

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

In July 2017, the PSCW staff issued a commission memorandum in response to the settlement agreement, and we expect the PSCW to issue a final order on the agreement during the third quarter of 2017. If the PSCW rejects the proposed settlement agreement, we expect we will file a traditional rate proceeding.

Natural Gas Storage Facilities in Michigan

In January 2017, we signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide approximately one-third of the current storage needs for the natural gas distribution service customers of WE, WG, and WPS. As a result of this agreement, WE, WG, and WPS filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, WE, WG, and WPS requested that the PSCW review and confirm the reasonableness and prudency of their potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facilities. WE, WG, and WPS also requested approval to amend our Affiliated Interest Agreement to ensure WBS and our other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and we acquired Bluewater on June 30, 2017. See Note 2, Acquisition, for more information.

The Peoples Gas Light and Coke Company and North Shore Gas Company

Illinois Proceedings

In March 2015, the ICC opened a docket, naming PGL as respondent, to investigate the veracity of certain allegations included in anonymous letters that the ICC staff received regarding PGL's SMP. PGL and the ICC staff filed a settlement agreement related to these anonymous letters with the ICC during March 2017. In this agreement, we agreed to modify our code of business conduct to address certain concerns regarding conflicts of interest, and PGL agreed to provide a quarterly report to the ICC for four years identifying code of conduct and conflict of interest allegations. The agreement also requested that PGL provide semi-annual quality assurance reports to the ICC for four years on the SMP capital construction performed by PGL crews and contractors. During May

06/30/2017 Form 10-Q	24	WEC Energy Group, Inc.

2017, the ICC issued a final order approving the settlement agreement. The period to appeal this order has expired, and no appeals were filed.

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

Qualifying Infrastructure Plant Rider

In July 2013, Illinois Public Act 98-0057, The Natural Gas Consumer, Safety & Reliability Act, became law. The Act provides PGL with a cost recovery mechanism that allows collection, through a surcharge on customer bills, of prudently incurred costs to upgrade Illinois natural gas infrastructure. This Act eliminated a requirement for PGL to file biennial rate proceedings under existing Illinois coal-to-gas legislation. In September 2013, PGL filed with the ICC requesting the proposed rider, which was approved in January 2014.

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2017, PGL filed its 2016 reconciliation with the ICC, which, along with the 2015 reconciliation, is still pending. For PGL's 2014 reconciliation, the ICC staff and the Illinois Attorney General's office filed testimony in June 2017. PGL filed rebuttal testimony in July 2017, and we expect to receive an order related to the 2014 reconciliation in the fourth quarter of 2017. As of June 30, 2017, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be recoverable.

Minnesota Energy Resources Corporation

2016 Minnesota Rate Order

In September 2015, MERC initiated a rate proceeding with the MPUC. In October 2016, the MPUC issued a final written order for MERC, effective March 1, 2017. The order authorized a retail natural gas rate increase of $6.8 million (3.0%). The rates reflect a 9.11% ROE and a common equity component average of 50.32%. The order approved MERC's request to continue the use of its currently authorized decoupling mechanism for another three years. The final approved rate increase was lower than the interim rates collected from customers during 2016. Therefore, we refunded $4.1 million to MERC's customers during the second quarter of 2017.

Upper Michigan Energy Resources Corporation

Formation of Upper Michigan Energy Resources Corporation

In December 2016, both the MPSC and the PSCW approved the operation of UMERC as a stand-alone utility in the Upper Peninsula of Michigan, and UMERC became operational effective January 1, 2017. This utility holds the electric and natural gas distribution assets, previously held by WE and WPS, located in the Upper Peninsula of Michigan.

In August 2016, we entered into an agreement with the Tilden Mining Company (Tilden), under which Tilden will purchase electric power from UMERC for its iron ore mine for 20 years. The agreement also calls for UMERC to construct and operate approximately 180 MWs of natural gas-fired generation located in the Upper Peninsula of Michigan. During January 2017, UMERC filed an application with the MPSC for a certificate of necessity to begin construction of the proposed generation. The estimated cost of this project is approximately $265 million ($275 million with AFUDC), 50% of which is expected to be recovered from Tilden, with the remaining 50% expected to be recovered from utility customers located in the Upper Peninsula of Michigan. Subject to regulatory approval of both the agreement with Tilden and the construction of the proposed generation, the new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. Tilden will remain a customer of WE until this new generation begins commercial operation. We expect the MPSC to issue final orders on the Tilden agreement and the proposed generation during the fourth quarter of 2017.

06/30/2017 Form 10-Q	25	WEC Energy Group, Inc.

2015 Michigan Rate Order

Prior to the formation of UMERC, in October 2014, WPS initiated a rate proceeding with the MPSC. In April 2015, the MPSC issued a final written order for WPS, effective April 24, 2015, approving a settlement agreement. As a result of the formation of UMERC, the terms and conditions of this WPS rate order now apply to UMERC, including the deferrals described below. The order authorized a retail electric rate increase of $4.0 million to be implemented over three years to recover costs for the 2013 acquisition of the Fox Energy Center as well as other capital investments associated with the Crane Creek wind farm and environmental upgrades at generation plants. The rates reflected a 10.2% ROE and a common equity component average of 50.48%. The increase reflected the continued deferral of costs associated with the Fox Energy Center until the second anniversary of the order. The increase also reflected the deferral of Weston Unit 3 ReACT™ environmental project costs. On the second anniversary of the order, the Fox Energy Center costs deferral was discontinued and amortization of this deferral began, along with the amortization of the deferral associated with the termination of the Fox Energy Center tolling agreement. In the order, the MPSC also approved the deferral and amortization of the undepreciated book value of the retired plant associated with Pulliam Units 5 and 6 and Weston Unit 1 starting with the actual retirement date, June 1, 2015, and concluding by 2023. UMERC will not seek an increase to retail electric base rates that would become effective prior to January 1, 2018.

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

We intend to adopt this standard for interim and annual periods beginning January 1, 2018, as required, and plan to use the modified retrospective method of adoption. If applicable, this method requires a cumulative-effect adjustment to be recorded on the balance sheet as of the beginning of 2018, as if the standard had always been in effect. If applicable, disclosures in 2018 will include a reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

We are currently reviewing our contracts with customers and related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider tariff sales at our regulated utilities, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of these revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition for such sales. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry. The final resolution of these issues could impact our current accounting policies and revenue recognition.

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

06/30/2017 Form 10-Q	26	WEC Energy Group, Inc.

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

06/30/2017 Form 10-Q	27	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2016.

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in ATC (a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions), and non-utility energy operations through our We Power business and our recently acquired underground natural gas storage facilities in Michigan. For more information on the natural gas storage facilities, see Note 2, Acquisition.

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

•
UMERC, our Michigan electric and natural gas utility, is proposing a long-term generation solution for electric reliability in the Upper Peninsula of Michigan. The plan calls for UMERC to construct and operate approximately 180 MWs of natural gas-fired generation that will be located in the Upper Peninsula of Michigan. The new generation would provide the region with affordable, reliable electricity that generates less emissions than PIPP. Subject to regulatory approval, the new generation is expected to achieve commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. For more information, see Note 18, Regulatory Environment.

•
PGL continues to work on its SMP, which primarily involves replacing old cast and ductile iron gas pipes and facilities in the city of Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system.

•
WPS continues work on its SMRP, which involves modernizing parts of its electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service WPS provides to its customers. WE, WPS, and WG also continue to upgrade their electric and natural gas distribution systems to enhance reliability.

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

06/30/2017 Form 10-Q	28	WEC Energy Group, Inc.

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

•	See Note 2, Acquisition, for information about our acquisition of natural gas storage facilities in Michigan.

•	See Note 3, Dispositions, for information on the sale of ITF, the MCPP, certain assets of Wisvest, and Bostco's real estate holdings.

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

06/30/2017 Form 10-Q	29	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2017 with the second quarter of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2017	2016	B (W)
Wisconsin	$223.6	$214.7	$8.9
Illinois	41.4	22.6	18.8
Other states	4.7	2.3	2.4
Non-utility energy	98.7	94.1	4.6
Corporate and other	(6.2)	(1.6)	(4.6)
Total operating income	362.2	332.1	30.1
Equity in earnings of transmission affiliate	41.8	30.9	10.9
Other income, net	13.1	32.4	(19.3)
Interest expense	101.9	100.1	(1.8)
Income before income taxes	315.2	295.3	19.9
Income tax expense	115.8	113.6	(2.2)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$199.1	$181.4	$17.7

Diluted earnings per share	$0.63	$0.57	$0.06

Earnings increased $17.7 million during the second quarter of 2017, compared with the same quarter in 2016. The significant factors impacting the increase in earnings were:

•
An $18.8 million pre-tax ($11.3 million after tax) increase in operating income at the Illinois segment. The increase was driven by lower operating expenses and higher natural gas margins at PGL due to continued capital investment in projects under its QIP rider.

•
A $10.9 million pre-tax ($6.5 million after tax) increase in earnings from our ownership interest in ATC. In the second quarter of 2016, ATC recognized lower earnings as a result of an ALJ recommendation related to the FERC ROE reviews. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

•
An $8.9 million pre-tax ($5.3 million after tax) increase in operating income at the Wisconsin segment driven by lower operating expenses. Partially offsetting the lower operating expenses was a decrease in electric and natural gas margins driven by lower sales volumes.

•
A 1.8% decrease in our effective tax rate also drove an increase in earnings. The decrease in our effective tax rate was in part due to the recognition of excess tax benefits related to share-based payments and favorable compensation expense in the second quarter of 2017.

These increases in earnings were partially offset by a $19.3 million pre-tax ($11.6 million after tax) decrease in other income, net. The decrease was driven by the quarter-over-quarter impact of the gain recognized in 2016 related to the sale of certain assets of Wisvest. See Note 3, Dispositions, for more information on this transaction.

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

06/30/2017 Form 10-Q	30	WEC Energy Group, Inc.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the second quarter of 2017 and 2016 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Electric revenues	$1,090.7	$1,097.2	$(6.5)
Fuel and purchased power	345.0	343.1	(1.9)
Total electric margins	745.7	754.1	(8.4)

Natural gas revenues	212.5	207.5	5.0
Cost of natural gas sold	105.1	95.3	(9.8)
Total natural gas margins	107.4	112.2	(4.8)

Total electric and natural gas margins	853.1	866.3	(13.2)

Other operation and maintenance	458.7	487.8	29.1
Depreciation and amortization	130.3	122.7	(7.6)
Property and revenue taxes	40.5	41.1	0.6
Operating income	$223.6	$214.7	$8.9

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$188.8	$217.2	$28.4
We Power (1)	127.1	127.3	0.2
Transmission (2)	106.1	105.8	(0.3)
Regulatory amortizations and other pass through expenses (3)	36.7	37.5	0.8
Total other operation and maintenance	$458.7	$487.8	$29.1

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred by WE, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During the three months ended June 30, 2017 and 2016, $139.2 million and $139.5 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by WE, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2017 and 2016, $118.6 million and $120.4 million, respectively, of costs were billed by transmission providers to our electric utilities.

06/30/2017 Form 10-Q	31	WEC Energy Group, Inc.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	2,455.2	2,455.3	(0.1)
Small commercial and industrial *	3,113.6	3,172.2	(58.6)
Large commercial and industrial *	3,224.4	3,458.7	(234.3)
Other	39.9	40.1	(0.2)
Total retail *	8,833.1	9,126.3	(293.2)
Wholesale	933.7	897.3	36.4
Resale	1,240.6	1,862.2	(621.6)
Total sales in MWh *	11,007.4	11,885.8	(878.4)

*	Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	137.1	160.4	(23.3)
Commercial and industrial	90.1	100.9	(10.8)
Total retail	227.2	261.3	(34.1)
Transport	293.6	291.0	2.6
Total sales in therms	520.8	552.3	(31.5)

	Three Months Ended June 30
	Degree Days
Weather	2017	2016	B(W)
WE and WG (1)
Heating (937 normal)	748	926	(178)
Cooling (161 normal)	203	196	7

WPS (2)
Heating (958 normal)	834	964	(130)
Cooling (131 normal)	125	142	(17)

UMERC (3)
Heating (1,183 normal)	1,141	N/A	N/A
Cooling (79 normal)	47	N/A	N/A

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2017 Form 10-Q	32	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $8.4 million during the second quarter of 2017, compared with the same quarter in 2016. The significant factors impacting the lower electric utility margins were:

•	An $11.3 million decrease related to lower sales volumes during the second quarter of 2017, driven by lower overall retail use per customer.

•
A $5.2 million negative impact from collections of fuel and purchased power costs compared with costs approved in rates in the second quarter of 2017, as compared with the same quarter in 2016. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These decreases in margins were partially offset by $9.0 million of lower capacity payments to a counterparty during the second quarter of 2017.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $4.8 million during the second quarter of 2017, compared with the same quarter in 2016. The most significant factor impacting the lower natural gas utility margins were lower retail sales volumes, primarily driven by warmer weather. As measured by heating degree days, the second quarter of 2017 was 19.2% and 13.5% warmer than the same period in 2016 in the Milwaukee and Green Bay areas, respectively.

Operating Income

Operating income at the Wisconsin segment increased $8.9 million during the second quarter of 2017, compared with the same quarter in 2016. This increase was driven by $22.1 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), partially offset by the $13.2 million decrease in margins discussed above.

The Wisconsin segment experienced lower overall operating expenses related to synergy savings resulting from the Integrys acquisition. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $10.3 million decrease in operation and maintenance expenses at our plants, primarily related to the seasonal operation of the Pleasant Prairie Power Plant and the timing of planned outages and maintenance.

•	A $10.2 million decrease in electric and natural gas distribution expenses.

•	A $6.4 million decrease in benefit costs, primarily driven by lower pension and OPEB costs.

•
A $5.9 million decrease in expenses related to an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries. Lower expenses were due in part to a decrease in asset usage charges from WBS, driven by the transfer of this project from WBS to WPS in 2017.

These decreases in operating expenses were partially offset by:

•	A $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 3, Dispositions, for more information on the sale of the MCPP.

•
A $7.6 million increase in depreciation and amortization, driven by the completion of the ReACTTM multi-pollutant control system at Weston Unit 3 during the fourth quarter of 2016 and an overall increase in utility plant in service.

06/30/2017 Form 10-Q	33	WEC Energy Group, Inc.

Illinois Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$253.2	$222.8	$30.4
Cost of natural gas sold	64.1	46.2	(17.9)
Total natural gas margins	189.1	176.6	12.5

Other operation and maintenance	104.9	116.2	11.3
Depreciation and amortization	37.5	33.1	(4.4)
Property and revenue taxes	5.3	4.7	(0.6)
Operating income	$41.4	$22.6	$18.8

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in the line items below	$84.6	$99.9	$15.3
Riders *	19.4	12.7	(6.7)
Regulatory amortizations *	0.5	0.7	0.2
Other	0.4	2.9	2.5
Total other operation and maintenance	$104.9	$116.2	$11.3

*	Riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	132.8	138.6	(5.8)
Commercial and industrial	27.5	27.2	0.3
Total retail	160.3	165.8	(5.5)
Transport	144.5	156.7	(12.2)
Total sales in therms	304.8	322.5	(17.7)

	Three Months Ended June 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (695 Normal)	602	756	(154)

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins, net of the $6.7 million impact of the riders referenced in the table above, increased $5.8 million during the second quarter of 2017, compared with the same quarter in 2016. The increase was primarily driven by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

06/30/2017 Form 10-Q	34	WEC Energy Group, Inc.

Operating Income

Operating income at the Illinois segment increased $18.8 million during the second quarter of 2017, compared with the same quarter in 2016. This increase was due to the $5.8 million net increase in margins discussed above and a $13.0 million decrease in operating expenses, net of the impact of the riders referenced in the table above. The significant factors impacting the decrease in operating expenses were:

•	A $7.5 million decrease in benefit costs driven by lower pension costs.

•	A $4.1 million decrease driven by the residual impact of the warmer weather this past winter leading to reduced need for repair and maintenance activity.

Other States Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$65.7	$64.0	$1.7
Cost of natural gas sold	27.4	23.6	(3.8)
Total natural gas margins	38.3	40.4	(2.1)

Other operation and maintenance	23.3	29.4	6.1
Depreciation and amortization	6.1	5.2	(0.9)
Property and revenue taxes	4.2	3.5	(0.7)
Operating income	$4.7	$2.3	$2.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line item below	$18.2	$24.1	$5.9
Regulatory amortizations and other pass through expenses *	5.1	5.3	0.2
Total other operation and maintenance	$23.3	$29.4	$6.1

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	39.6	41.7	(2.1)
Commercial and industrial	27.7	27.8	(0.1)
Total retail	67.3	69.5	(2.2)
Transport	167.6	157.1	10.5
Total sales in therms	234.9	226.6	8.3

	Three Months Ended June 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (858 Normal)	776	848	(72)

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

06/30/2017 Form 10-Q	35	WEC Energy Group, Inc.

Operating Income

Operating income at the other states segment increased $2.4 million during the second quarter of 2017, compared to the same quarter last year. The increase was primarily driven by lower operation and maintenance expense due to effective cost control measures.

Non-Utility Energy Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operating income	$98.7	$94.1	$4.6

Operating income at the non-utility energy segment increased $4.6 million, or 4.9%, when compared to the second quarter of 2016. This increase was primarily related to higher revenues in connection with capital additions to the plants We Power owns and leases to WE. See Note 14, Segment Information, for more information on the change in segment name.

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Operating loss	$(6.2)	$(1.6)	$(4.6)

Operating loss at the corporate and other segment increased $4.6 million, when compared to the second quarter of 2016 due to higher general corporate expenses.

Electric Transmission Segment Operations

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$41.8	$30.9	$10.9

Equity in earnings of transmission affiliate increased $10.9 million, or 35.3%, when compared to the second quarter of 2016. Lower earnings in the second quarter of 2016 were the result of an ALJ recommendation related to the FERC ROE reviews. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$2.9	$7.0	$(4.1)
Gain on sale of certain assets of Wisvest	—	19.6	(19.6)
Other, net	10.2	5.8	4.4
Other income, net	$13.1	$32.4	$(19.3)

Other Income, net decreased by $19.3 million when compared to the second quarter of 2016. The decrease was primarily due to the $19.6 million gain recorded in April 2016 from the sale of the chilled water generation and distribution assets of Wisvest as well as lower AFUDC largely due to the ReACTTM emission control technology project at Weston Unit 3 going into service during the fourth quarter of 2016. See Note 3, Dispositions, for more information on our asset sales.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2017	2016	B (W)
Interest expense	$101.9	$100.1	$(1.8)

06/30/2017 Form 10-Q	36	WEC Energy Group, Inc.

Consolidated Income Tax Expense

	Three Months Ended June 30
	2017	2016	B (W)
Effective tax rate	36.7%	38.5%	1.8%

Our effective tax rate decreased by 1.8% when compared to the second quarter of 2016, in part due to the recognition of excess tax benefits related to share-based payments and favorable compensation expense in the second quarter of 2017. See Note 4, Common Equity, for more information on the excess tax benefits related to share-based payments.

SIX MONTHS ENDED JUNE 30, 2017

Consolidated Earnings

The following table compares our consolidated results for the first six months of 2017 with the first six months of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2017	2016	B (W)
Wisconsin	$555.9	$542.2	$13.7
Illinois	196.8	159.6	37.2
Other states	38.1	34.1	4.0
Non-utility energy	196.1	187.4	8.7
Corporate and other	(7.4)	(1.9)	(5.5)
Total operating income	979.5	921.4	58.1
Equity in earnings of transmission affiliate	83.7	69.4	14.3
Other income, net	28.8	65.1	(36.3)
Interest expense	206.6	201.0	(5.6)
Income before income taxes	885.4	854.9	30.5
Income tax expense	329.1	326.7	(2.4)
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$555.7	$527.6	$28.1

Diluted Earnings Per Share	$1.75	$1.66	$0.09

Earnings increased $28.1 million during the first six months of 2017, compared with same period in 2016. The significant factors impacting the increase in earnings were:

•
A $37.2 million pre-tax ($22.3 million after tax) increase in operating income at the Illinois segment. The increase was driven by lower operating expenses and higher natural gas margins at PGL due to continued capital investment in projects under its QIP rider.

•
A $14.3 million pre-tax ($8.6 million after tax) increase in earnings from our ownership interest in ATC. In 2016, ATC recognized lower earnings as a result of an ALJ recommendation related to the FERC ROE reviews. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

•
A $13.7 million pre-tax ($8.2 million after tax) increase in operating income at the Wisconsin segment driven by lower operating expenses. Partially offsetting the lower operating expenses was a decrease in electric and natural gas margins driven by lower sales volumes.

•
A 1.0% decrease in our effective tax rate also drove an increase in earnings. The decrease in our effective tax rate was in part due to the recognition of excess tax benefits related to share-based payments and favorable compensation expense in the first six months of 2017.

06/30/2017 Form 10-Q	37	WEC Energy Group, Inc.

These increases in earnings were partially offset by a $36.3 million pre-tax ($21.8 million after tax) decrease in other income, net. The decrease was driven by the period-over-period impact of the gains recognized in 2016 related to the repurchase of a portion of Integrys's 6.11% Junior Notes and the sale of certain assets of Wisvest. See Note 3, Dispositions, for more information on the Wisvest sale.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the six months ended June 30, 2017 and 2016 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

Wisconsin Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Electric revenues	$2,206.0	$2,214.4	$(8.4)
Fuel and purchased power	695.5	679.4	(16.1)
Total electric margins	1,510.5	1,535.0	(24.5)

Natural gas revenues	709.3	670.2	39.1
Cost of natural gas sold	401.7	356.9	(44.8)
Total natural gas margins	307.6	313.3	(5.7)

Total electric and natural gas margins	1,818.1	1,848.3	(30.2)

Other operation and maintenance	921.6	979.1	57.5
Depreciation and amortization	259.6	245.6	(14.0)
Property and revenue taxes	81.0	81.4	0.4
Operating income	$555.9	$542.2	$13.7

06/30/2017 Form 10-Q	38	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$375.7	$432.8	$57.1
We Power (1)	254.7	255.9	1.2
Transmission (2)	210.0	211.6	1.6
Regulatory amortizations and other pass through expenses (3)	81.2	78.8	(2.4)
Total other operation and maintenance	$921.6	$979.1	$57.5

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred by WE, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During the six months ended June 30, 2017 and 2016, $265.0 million and $263.5 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by WE, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2017 and 2016, $201.5 million and $243.9 million, respectively, of costs were billed by transmission providers to our electric utilities.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	5,053.5	5,110.6	(57.1)
Small commercial and industrial *	6,306.2	6,369.2	(63.0)
Large commercial and industrial *	6,304.8	6,831.3	(526.5)
Other	87.1	87.6	(0.5)
Total retail *	17,751.6	18,398.7	(647.1)
Wholesale	1,876.6	1,753.4	123.2
Resale	3,517.7	4,094.5	(576.8)
Total sales in MWh *	23,145.9	24,246.6	(1,100.7)

*	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	609.5	638.2	(28.7)
Commercial and industrial	366.0	371.7	(5.7)
Total retail	975.5	1,009.9	(34.4)
Transport	676.3	671.5	4.8
Total sales in therms	1,651.8	1,681.4	(29.6)

06/30/2017 Form 10-Q	39	WEC Energy Group, Inc.

	Six Months Ended June 30
	Degree Days
Weather	2017	2016	B(W)
WE and WG (1)
Heating (4,215 normal)	3,597	4,031	(434)
Cooling (161 normal)	203	196	7

WPS (2)
Heating (4,609 normal)	4,107	4,402	(295)
Cooling (131 normal)	125	142	(17)

UMERC (3)
Heating (5,137 normal)	4,803	N/A	N/A
Cooling (79 normal)	47	N/A	N/A

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $24.5 million during the first six months of 2017, compared with the same period in 2016. The significant factors impacting the lower electric utility margins were:

•
A $24.9 million decrease related to lower sales volumes during the first six months of 2017, primarily driven by lower overall retail use per customer. Warmer winter weather and an additional day of sales during the same period in 2016 due to leap year also contributed to the decrease. As measured by heating degree days, the first six months of 2017 were 10.8% and 6.7% warmer than the same period in 2016 in the Milwaukee and Green Bay areas, respectively.

•
A $10.8 million negative impact from collections of fuel and purchased power costs compared with costs approved in rates in the first six months of 2017, as compared with the same period in 2016. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•	A $4.7 million decrease in steam margins related to the sale of the MCPP in April 2016. See Note 3, Dispositions, for more information.

These decreases in margins were partially offset by $18.0 million of lower capacity payments to a counterparty during the first six months of 2017.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $5.7 million during the first six months of 2017, compared with the same period in 2016. The most significant factor impacting the lower natural gas utility margins were lower retail sales volumes, primarily driven by warmer weather. As measured by heating degree days, the first six months of 2017 were 10.8% and 6.7% warmer than the same period in 2016 in the Milwaukee and Green Bay areas, respectively. An additional day of sales during 2016 due to leap year also contributed to the decrease. The lower margins were partially offset by higher overall retail use per customer.

Operating Income

Operating income at the Wisconsin segment increased $13.7 million during the first six months of 2017, compared with the same period in 2016. This increase was driven by $43.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), partially offset by the $30.2 million decrease in margins discussed above.

06/30/2017 Form 10-Q	40	WEC Energy Group, Inc.

The Wisconsin segment experienced lower overall operating expenses related to synergy savings resulting from the Integrys acquisition. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $17.9 million decrease in operation and maintenance expenses at our plants, primarily related to the seasonal operation of the Pleasant Prairie Power Plant, the timing of planned outages and maintenance, and the sale of the MCPP in April 2016. See Note 3, Dispositions, for more information on the sale of the MCPP.

•	A $16.8 million decrease in electric and natural gas distribution expenses.

•	A $13.4 million decrease in benefit costs, partially driven by lower pension and OPEB costs, lower employee medical costs, and lower stock-based compensation expense.

•
An $8.2 million decrease in expenses related to an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries. Lower expenses were due in part to a decrease in asset usage charges from WBS, driven by the transfer of this project from WBS to WPS in 2017.

These decreases in operating expenses were partially offset by:

•
A $14.0 million increase in depreciation and amortization, driven by the completion of the ReACTTM multi-pollutant control system at Weston Unit 3 during the fourth quarter of 2016 and an overall increase in utility plant in service.

•	A $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 3, Dispositions, for more information on the sale of the MCPP.

Illinois Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$778.5	$671.3	$107.2
Cost of natural gas sold	271.8	203.5	(68.3)
Total natural gas margins	506.7	467.8	38.9

Other operation and maintenance	225.8	234.1	8.3
Depreciation and amortization	73.7	65.9	(7.8)
Property and revenue taxes	10.4	8.2	(2.2)
Operating income	$196.8	$159.6	$37.2

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in the line items below	$162.4	$194.0	$31.6
Riders *	61.7	35.8	(25.9)
Regulatory amortizations *	1.2	1.3	0.1
Other	0.5	3.0	2.5
Total other operation and maintenance	$225.8	$234.1	$8.3

*	Riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2017 Form 10-Q	41	WEC Energy Group, Inc.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	539.8	570.2	(30.4)
Commercial and industrial	113.2	115.6	(2.4)
Total retail	653.0	685.8	(32.8)
Transport	472.8	502.6	(29.8)
Total sales in therms	1,125.8	1,188.4	(62.6)

	Six Months Ended June 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (3,866 Normal)	3,263	3,664	(401)

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins, net of the $25.9 million impact of the riders referenced in the table above, increased $13.0 million during the six months ended June 30, 2017, compared with the same period in 2016. The increase was primarily driven by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

Operating Income

Operating income at the Illinois segment increased $37.2 million during the six months ended June 30, 2017, compared with the same period in 2016. This increase was due to the $13.0 million net increase in margins discussed above and a $24.2 million decrease in operating expenses, net of the impact of the riders referenced in the table above. The significant factors impacting the decrease in operating expenses were:

•	A $16.5 million decrease in benefit costs driven by lower pension costs.

•	An $8.8 million decrease driven by the residual impact of the warmer weather this past winter leading to reduced need for repair and maintenance activity.

Other States Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$223.6	$212.4	$11.2
Cost of natural gas sold	113.8	102.0	(11.8)
Total natural gas margins	109.8	110.4	(0.6)

Other operation and maintenance	51.6	59.4	7.8
Depreciation and amortization	12.1	10.3	(1.8)
Property and revenue taxes	8.0	6.6	(1.4)
Operating income	$38.1	$34.1	$4.0

06/30/2017 Form 10-Q	42	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line item below	$37.8	$45.0	$7.2
Regulatory amortizations and other pass through expenses *	13.8	14.4	0.6
Total other operation and maintenance	$51.6	$59.4	$7.8

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	173.4	183.7	(10.3)
Commercial and industrial	111.6	115.4	(3.8)
Total retail	285.0	299.1	(14.1)
Transport	359.0	384.2	(25.2)
Total sales in therms	644.0	683.3	(39.3)

	Six Months Ended June 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (4,416 Normal)	3,910	4,079	(169)

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Operating Income

Operating income at the other states segment increased $4.0 million during the six months ended June 30, 2017, compared with the same period in 2016. The increase was primarily driven by lower operation and maintenance expense due to effective cost control measures.

Non-Utility Energy Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operating income	$196.1	$187.4	$8.7

Operating income at the non-utility energy segment increased $8.7 million, or 4.6%, when compared to the first six months of 2016. This increase was primarily related to higher revenues in connection with capital additions to the plants We Power owns and leases to WE. See Note 14, Segment Information, for more information on the change in segment name.

Corporate and Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Operating loss	$(7.4)	$(1.9)	$(5.5)

Operating loss at the corporate and other segment increased $5.5 million, when compared to the first six months of 2016 due to higher general corporate expenses.

06/30/2017 Form 10-Q	43	WEC Energy Group, Inc.

Electric Transmission Segment Operations

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$83.7	$69.4	$14.3

Equity in earnings of transmission affiliate increased $14.3 million, or 20.6%, when compared to the first six months of 2016. Lower earnings during the first six months of 2016 were the result of an ALJ recommendation related to the FERC ROE reviews. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$5.3	$14.0	$(8.7)
Gain on repurchase of notes	—	23.6	(23.6)
Gain on sale of certain assets of Wisvest	—	19.6	(19.6)
Other, net	23.5	7.9	15.6
Other income, net	$28.8	$65.1	$(36.3)

Other income, net decreased by $36.3 million when compared to the first six months of 2016. The decrease was primarily due to the $23.6 million gain on the repurchase of a portion of Integrys's 6.11% Junior Notes at a discount in February 2016, a $19.6 million gain recorded in April 2016 from the sale of the chilled water generation and distribution assets of Wisvest, and lower AFUDC largely due to the ReACTTM emission control technology project at Weston Unit 3 going into service during the fourth quarter of 2016. These decreases were offset in part by a $7.7 million increase in gains on investments held in the rabbi trust during the first six months of 2017, compared with the same period in 2016. See Note 3, Dispositions, for more information on our asset sales.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2017	2016	B (W)
Interest expense	$206.6	$201.0	$(5.6)

Interest expense increased by $5.6 million, as compared to the first six months of 2016. The increase was primarily due to lower capitalized interest in the first six months of 2017 as a result of the completion of the ReACTTM emission control project in the fourth quarter of 2016.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2017	2016	B (W)
Effective tax rate	37.2%	38.2%	1.0%

Our effective tax rate decreased by 1.0% when compared to the first six months of 2016, in part due to the recognition of excess tax benefits related to share-based payments and favorable compensation expense in the first six months of 2017. See Note 4, Common Equity, for more information on the excess tax benefits related to share-based payments. We expect our 2017 annual effective tax rate to be between 37.0% and 38.0%.

06/30/2017 Form 10-Q	44	WEC Energy Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2017	2016	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$1,268.0	$1,224.1	$43.9
Investing activities	(1,023.9)	(449.1)	(574.8)
Financing activities	(245.1)	(792.7)	547.6

Operating Activities

Net cash provided by operating activities increased $43.9 million during the first six months of 2017, compared with the same period in 2016, driven by:

•
A $188.7 million increase in cash related to higher overall collections from customers, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 23.6% during the first six months of 2017, compared with the same period in 2016.

•
A $76.3 million increase in cash from lower payments for operating and maintenance costs. During the first six months of 2017, our payments related to transmission, electric and natural gas distribution costs, electric generation costs, and employee benefits decreased.

These increases in net cash provided by operating activities were partially offset by:

•
A $113.1 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices during the first six months of 2017, compared with the same period in 2016.

•	A $92.0 million increase in contributions and payments to our pension and OPEB plans during the first six months of 2017.

Investing Activities

Net cash used in investing activities increased $574.8 million during the first six months of 2017, compared with the same period in 2016, driven by:

•	The acquisition of Bluewater during June 2017 for $226.0 million. See Note 2, Acquisition, for more information.

•	A $171.3 million increase in cash paid for capital expenditures during the first six months of 2017, compared with the same period in 2016, which is discussed in more detail below.

•
A $140.3 million decrease in the proceeds received from the sale of assets and businesses during the first six months of 2017, compared with the same period in 2016. See Note 3, Dispositions, for more information.

•
A $38.4 million increase in our capital contributions to ATC during the first six months of 2017, compared with the same period in 2016, due to the continued investment in equipment and facilities by ATC to improve reliability. The refunds and reserves resulting from the ATC ROE complaints filed with the FERC also contributed to the increase in our capital contributions. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information on these ATC ROE complaints.

06/30/2017 Form 10-Q	45	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2017	2016	Change in 2017 Over 2016
Wisconsin	$463.4	$400.5	$62.9
Illinois	204.7	137.1	67.6
Other states	30.8	22.7	8.1
Non-utility energy	13.0	24.3	(11.3)
Corporate and other	78.1	34.1	44.0
Total capital expenditures	$790.0	$618.7	$171.3

The increase in cash paid for capital expenditures at the Wisconsin segment during the first six months of 2017 was driven by upgrades to WE's electric and natural gas distribution systems, including meter and main replacement projects, WPS's SMRP, and various projects at the OCPP. These increases in capital expenditures were partially offset by lower expenditures at WPS for both the ReACTTM emission control technology project at Weston Unit 3 and a combustion turbine project at the Fox Energy Center.

The increase in cash paid for capital expenditures at the Illinois segment during the first six months of 2017 was driven by increased construction activity related to PGL's SMP and a project to relocate one of PGL's service facilities.

The increase in cash paid for capital expenditures at the corporate and other segment during the first six months of 2017 was primarily driven by a project to implement a new enterprise resource planning system.

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $547.6 million during the first six months of 2017, compared with the same period in 2016, driven by:

•
A $227.2 million decrease in cash used for the repayment of long-term debt during the first six months of 2017, compared with the same period in 2016. In February 2016, we repurchased a portion of Integrys's 2006 Junior Notes at a discount.

•	A $210.0 million issuance of long-term debt during the first six months of 2017. In June 2017, MERC and MGU issued $120.0 million and $90.0 million, respectively, of senior notes.

•	An $81.8 million decrease in the repayment of commercial paper during the first six months of 2017, compared with the same period in 2016.

•
A $54.5 million decrease in cash used to purchase shares of our common stock during the first six months of 2017, compared with the same period in 2016, to satisfy requirements of our stock-based compensation plans.

These decreases in net cash used in financing activities were partially offset by a $19.4 million decrease in cash received from stock option exercises during the first six months of 2017, compared with the same period in 2016.

Significant Financing Activities

For more information on our financing activities, see Note 5, Short-Term Debt and Lines of Credit, and Note 6, Long-Term Debt.

06/30/2017 Form 10-Q	46	WEC Energy Group, Inc.

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

The following table shows our capitalization structure as of June 30, 2017, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common equity	$9,152.8	$9,402.8
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	9,508.1	9,258.1
Short-term debt	774.8	774.8
Total capitalization	$19,466.1	$19,466.1

Total debt	$10,282.9	$10,032.9

Ratio of debt to total capitalization	52.8%	51.5%

Included in long-term debt on our balance sheet as of June 30, 2017, is $500.0 million principal amount of 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common equity and $250.0 million to long-term debt.

The adjusted presentation of our consolidated capitalization structure is included as a complement to our capitalization structure presented in accordance with GAAP. Management evaluates and manages our capitalization structure, including our total debt to total capitalization ratio, using the GAAP calculation as adjusted by the rating agency treatment of the 2007 Junior Notes. Therefore, we believe the non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate our capitalization structure.

As of June 30, 2017, WE was the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of $80.0 million. In August 2009, WE terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. WE purchased the bonds at par plus accrued interest to the date of purchase. As of June 30, 2017, the repurchased bonds were still outstanding but are not reported in our long-term debt since they are held by WE. Depending on market conditions and other factors, WE may change the method used to determine the interest rate on this bond series and have it remarketed to third parties.

Working Capital

As of June 30, 2017, our current liabilities exceeded our current assets by $1,007.6 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

06/30/2017 Form 10-Q	47	WEC Energy Group, Inc.

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

In July 2017, Moody's downgraded the ratings of WE (senior unsecured), WPS (senior unsecured), WG (senior unsecured), and Elm Road Generating Station Supercritical, LLC (senior secured) to A2 from A1. Moody's affirmed the commercial paper ratings of WE (P-1), WPS (P-1), and WG (P-1). Moody's also affirmed the ratings of WEC Energy Group (senior unsecured, A3), Wisconsin Energy Capital Corporation (senior unsecured, A3), and Integrys (senior unsecured, A3), but changed the rating outlook for these companies from stable to negative. We do not believe the change in ratings and rating outlook will have a material impact on our ability to access capital markets.

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

(in millions)	2017	2018	2019
Wisconsin	$1,146.1	$1,270.5	$1,203.8
Illinois	544.8	517.7	523.4
Other states	91.0	102.7	106.8
Non-utility energy	268.4	35.0	36.4
Corporate and other	131.9	30.9	28.9
Total	$2,182.2	$1,956.8	$1,899.3

WPS is continuing work on the SMRP. This project includes modernizing parts of its electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service WPS provides to its customers. WPS expects to invest approximately $300 million between 2017 and 2021 on this project. WE, WPS, and WG will also continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include the advanced metering infrastructure (AMI) program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

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

On June 30, 2017, we completed the acquisition of Bluewater for $226 million. Bluewater owns natural gas storage facilities in Michigan that will provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities. In addition, we accrued approximately $5 million of acquisition related costs. See Note 2, Acquisition, for more information on this transaction.

06/30/2017 Form 10-Q	48	WEC Energy Group, Inc.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2019 is between $280 million and $300 million. See Note 18, Regulatory Environment, for more information on the SMP.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2016 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

Regulatory Recovery

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

06/30/2017 Form 10-Q	49	WEC Energy Group, Inc.

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•
In June 2016, the PSCW approved the deferral of costs related to WPS's ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In April 2017, WPS requested an extension of this deferral through 2019 as part of a settlement agreement. We expect the PSCW to issue a final order on the settlement agreement during the third quarter of 2017. See Note 18, Regulatory Environment, for more information. WPS will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2017, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

•
In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2017, PGL filed its 2016 reconciliation with the ICC, which, along with the 2015 reconciliation, is still pending. For PGL's 2014 reconciliation, the ICC staff and the Illinois Attorney General's office filed testimony in June 2017. PGL filed rebuttal testimony in July 2017, and we expect to receive an order related to the 2014 reconciliation in the fourth quarter of 2017. As of June 30, 2017, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be recoverable.

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

Other Matters

American Transmission Company Allowed Return on Equity Complaints

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In October 2014, the FERC issued an order to hear the complaint on ROE and set a refund effective date retroactive to November 2013. In December 2015, the ALJ issued an initial decision recommending that ATC and all other MISO transmission owners be authorized to collect a base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The incentive adder only applies to revenues collected after January 6, 2015. In September 2016, the FERC issued a final order related to this complaint affirming the use of the ROEs stated in the ALJ's initial decision, effective as of the order date, on a going-forward basis. The order also required ATC to provide refunds, with interest, for the 15-month refund period from November 13, 2013, through February 11, 2015. The refunds ATC provided to WE and WPS for transmission costs paid during the refund period reduced the regulatory assets recorded under the PSCW-approved escrow accounting for transmission expense and resulted in a net regulatory liability of $6.9 million for WPS.

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

06/30/2017 Form 10-Q	50	WEC Energy Group, Inc.

The decrease in ATC's ROE resulting from the FERC's final order issued in September 2016 will have a negative impact on our equity earnings and distributions from ATC in the future.

06/30/2017 Form 10-Q	51	WEC Energy Group, Inc.

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

06/30/2017 Form 10-Q	52	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2017 Form 10-Q	53	WEC Energy Group, Inc.

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

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions between WPS and the federal natural resource trustees to resolve WPS's alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. WPS was originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and is now pursuing the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We agreed to settle this matter, subject to the approval of the United States District Court for the Eastern District of Wisconsin. The terms of the settlement, if approved, will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2016. See Item 1A. Risk Factors in Part I of our 2016 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

06/30/2017 Form 10-Q	54	WEC Energy Group, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2017:

Issuer Purchases of Equity Securities

2017	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	$—
May 1 – May 31	527	60.78	—	$—
June 1 – June 30	—	—	—	$—
Total *	527	$60.78	—

*	All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

06/30/2017 Form 10-Q	55	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
10	Material Contracts

	10.1	Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated effective January 1, 2017.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2017 Form 10-Q	56	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2017	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2017 Form 10-Q	57	WEC Energy Group, Inc.