Form 10-Q
period 2017-09-30
WEC ENERGY GROUP, INC.
filed 2017-11-03
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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

Common Stock, $.01 Par Value,
315,575,562 shares outstanding at
September 30, 2017

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017

09/30/2017 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc.
ITF	Integrys Transportation Fuels, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WG	Wisconsin Gas LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
SO2	Sulfur Dioxide

09/30/2017 Form 10-Q	ii	WEC Energy Group, Inc.

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2006 Junior Notes	Integrys's 2006 Junior Subordinated Notes Due 2066
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
ALJ	Administrative Law Judge
CNG	Compressed Natural Gas
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MCPP	Milwaukee County Power Plant
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Gas System Modernization Program
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
VAPP	Valley Power Plant

09/30/2017 Form 10-Q	iii	WEC Energy Group, Inc.

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

•	Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•	Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances;

09/30/2017 Form 10-Q	1	WEC Energy Group, Inc.

•	The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

•	Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

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

09/30/2017 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2017	2016	2017	2016
Operating revenues	$1,657.5	$1,712.5	$5,593.5	$5,509.3

Operating expenses
Cost of sales	542.7	554.7	2,025.6	1,901.9
Other operation and maintenance	471.7	517.5	1,453.4	1,571.0
Depreciation and amortization	201.2	191.6	593.5	569.5
Property and revenue taxes	48.3	49.7	147.9	146.5
Total operating expenses	1,263.9	1,313.5	4,220.4	4,188.9

Operating income	393.6	399.0	1,373.1	1,320.4

Equity in earnings of transmission affiliate	39.2	38.3	122.9	107.7
Other income, net	16.4	7.5	45.2	72.6
Interest expense	103.8	99.1	310.4	300.1
Other expense	(48.2)	(53.3)	(142.3)	(119.8)

Income before income taxes	345.4	345.7	1,230.8	1,200.6
Income tax expense	129.7	128.4	458.8	455.1
Net income	215.7	217.3	772.0	745.5

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net income attributed to common shareholders	$215.4	$217.0	$771.1	$744.6

Earnings per share
Basic	$0.68	$0.69	$2.44	$2.36
Diluted	$0.68	$0.68	$2.43	$2.35

Weighted average common shares outstanding
Basic	315.6	315.6	315.6	315.6
Diluted	317.5	316.9	317.5	317.0

Dividends per share of common stock	$0.520	$0.495	$1.560	$1.485

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2017	2016	2017	2016
Net income	$215.7	$217.3	$772.0	$745.5

Other comprehensive (loss) income, net of tax
Derivatives accounted for as cash flow hedges
Reclassification of gains to net income, net of tax	(0.4)	(0.3)	(1.0)	(0.9)

Defined benefit plans
Amortization of pension and OPEB costs (credits) included in net periodic benefit cost, net of tax	0.3	(0.4)	0.5	—

Other comprehensive loss, net of tax	(0.1)	(0.7)	(0.5)	(0.9)

Comprehensive income	215.6	216.6	771.5	744.6

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive income attributed to common shareholders	$215.3	$216.3	$770.6	$743.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$18.1	$37.5
Accounts receivable and unbilled revenues, net of reserves of $112.7 and $108.0, respectively	948.0	1,241.7
Materials, supplies, and inventories	672.2	587.6
Prepayments	142.0	204.4
Other	43.0	97.5
Current assets	1,823.3	2,168.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $8,525.5 and $8,214.6, respectively	20,882.9	19,915.5
Regulatory assets	3,107.7	3,087.9
Equity investment in transmission affiliate	1,560.8	1,443.9
Goodwill	3,053.5	3,046.2
Other	584.8	461.0
Long-term assets	29,189.7	27,954.5
Total assets	$31,013.0	$30,123.2

Liabilities and Equity

Current liabilities
Short-term debt	$993.5	$860.2
Current portion of long-term debt	709.3	157.2
Accounts payable	743.9	861.5
Accrued payroll and benefits	136.8	163.8
Other	442.6	388.9
Current liabilities	3,026.1	2,431.6

Long-term liabilities
Long-term debt	8,785.8	9,158.2
Deferred income taxes	5,616.0	5,146.6
Deferred revenue, net	549.2	566.2
Regulatory liabilities	1,534.9	1,563.8
Environmental remediation liabilities	617.7	633.6
Pension and OPEB obligations	463.2	498.6
Other	1,194.4	1,164.4
Long-term liabilities	18,761.2	18,731.4

Commitments and contingencies (Note 17)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,575,562 and 315,614,941 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,281.4	4,309.8
Retained earnings	4,908.3	4,613.9
Accumulated other comprehensive income	2.4	2.9
Common shareholders' equity	9,195.3	8,929.8

Preferred stock of subsidiary	30.4	30.4
Total liabilities and equity	$31,013.0	$30,123.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2017	2016
Operating Activities
Net income	$772.0	$745.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	593.5	581.5
Deferred income taxes and investment tax credits, net	444.4	439.5
Contributions and payments related to pension and OPEB plans	(115.4)	(23.5)
Equity income in transmission affiliate, net of distributions	(18.5)	(35.8)
Change in –
Accounts receivable and unbilled revenues	310.5	185.2
Materials, supplies, and inventories	(84.1)	33.8
Other current assets	57.9	88.5
Accounts payable	(111.2)	(94.7)
Other current liabilities	23.4	(92.9)
Other, net	(125.8)	(105.2)
Net cash provided by operating activities	1,746.7	1,721.9

Investing Activities
Capital expenditures	(1,309.2)	(1,000.1)
Acquisition of Bluewater	(226.0)	—
Capital contributions to transmission affiliate	(63.3)	(27.1)
Proceeds from the sale of assets and businesses	22.7	161.2
Withdrawal of restricted cash from rabbi trust for qualifying payments	18.7	23.8
Other, net	5.1	0.6
Net cash used in investing activities	(1,552.0)	(841.6)

Financing Activities
Exercise of stock options	25.6	40.4
Purchase of common stock	(60.6)	(105.6)
Dividends paid on common stock	(492.4)	(468.6)
Issuance of long-term debt	210.0	200.0
Retirement of long-term debt	(26.9)	(253.5)
Change in short-term debt	133.3	(305.6)
Other, net	(3.1)	(12.2)
Net cash used in financing activities	(214.1)	(905.1)

Net change in cash and cash equivalents	(19.4)	(24.8)
Cash and cash equivalents at beginning of period	37.5	49.8
Cash and cash equivalents at end of period	$18.1	$25.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2017 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2017

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2016. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of expected results for 2017 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

Acquisition of a Wind Energy Generation Facility in Wisconsin

In October 2017, WPS, along with two other utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MWs. The aggregate purchase price is approximately $174 million of which WPS’s proportionate share is 44.6%, or approximately $78 million. WPS currently purchases 44.6% of the facility’s energy output under a power purchase agreement. The transaction is subject to PSCW and FERC approvals and is expected to close in the spring of 2018.

Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, we completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities. In addition, we incurred $4.9 million of acquisition related costs.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. Bluewater is included in the non-utility energy infrastructure segment. See Note 15, Segment Information, for more information.

(in millions)
Current assets	$2.0
Net property, plant, and equipment	217.6
Goodwill	7.3
Current liabilities	(0.9)
Total purchase price	$226.0

09/30/2017 Form 10-Q	7	WEC Energy Group, Inc.

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

Sale of Integrys Transportation Fuels

Through a series of transactions in the fourth quarter of 2015 and the first quarter of 2016, we sold ITF, a provider of CNG fueling services and a single-source provider of CNG fueling facility design, construction, operation, and maintenance. There was no gain or loss recorded on the sales, as ITF's assets and liabilities were adjusted to fair value through purchase accounting and presented as held for sale through the sale date. The results of operations of ITF remained in continuing operations through the sale date as the sale of ITF did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results. The pre-tax profit or loss of this component was not material through the sale date in 2016.

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Presque Isle Power Plant

In October 2017, the MPSC approved UMERC’s application to construct and operate approximately 180 MWs of natural gas-fired generation in the Upper Peninsula of Michigan. Upon receiving this approval, early retirement of the PIPP generating units became probable. The new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. The net book value of these units was $203.0 million at September 30, 2017. These units are currently included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. The net book value of these assets was transferred from plant in service to plant to be retired. See Note 19, Regulatory Environment, for more information regarding UMERC’s application.

09/30/2017 Form 10-Q	8	WEC Energy Group, Inc.

Edgewater

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, early retirement of the Edgewater 4 generating unit was probable at September 30, 2017. The net book value of our ownership share of this generating unit was $13.3 million at September 30, 2017. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is currently included in rate base, and WPS continues to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 17, Commitments and Contingencies, for more information regarding the Consent Decree.
NOTE 5—COMMON EQUITY

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which modifies certain aspects of the accounting for stock-based compensation awards. This ASU became effective for us on January 1, 2017. Under the new guidance, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement on a prospective basis. Prior to January 1, 2017, these amounts were recorded in additional paid in capital on the balance sheet, and excess tax benefits could only be recognized to the extent they reduced taxes payable. In the first quarter of 2017, we recorded a $15.7 million cumulative-effect adjustment to retained earnings for excess tax benefits that had not been recognized in prior years as they did not reduce taxes payable. The following table shows the changes to our retained earnings for the nine months ended September 30, 2017:

(in millions)	Retained Earnings
Balance at December 31, 2016	$4,613.9
Net income attributed to common shareholders	771.1
Common stock dividends	(492.4)
Cumulative effect of adoption of ASU 2016-09	15.7
Balance at September 30, 2017	$4,908.3

ASU 2016-09 also requires excess tax benefits to be classified as an operating activity on the statement of cash flows. As we have elected to apply this provision on a prospective basis, the prior year amounts will continue to be reflected as a financing activity. As allowed under this ASU, we have also elected to account for forfeitures as they occur, rather than estimating potential future forfeitures and recording them over the vesting period.

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2017 Form 10-Q	9	WEC Energy Group, Inc.

Common Stock Dividends

On October 19, 2017, our Board of Directors declared a quarterly cash dividend of $0.52 per share, payable on December 1, 2017, to stockholders of record on November 14, 2017.

NOTE 6—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2017	December 31, 2016
Commercial paper
Amount outstanding	$993.5	$860.2
Weighted-average interest rate on amounts outstanding	1.38%	0.96%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2017, was $705.0 million with a weighted-average interest rate during the period of 1.21%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these facilities:

(in millions)	Maturity	September 30, 2017
WEC Energy Group (1)	December 2020	$1,050.0
WE (2)	December 2020	500.0
WPS (3)	December 2020	250.0
WG (2)	December 2020	350.0
PGL (2)	December 2020	350.0
Total short-term credit capacity		$2,500.0
Less:
Letters of credit issued inside credit facilities		$32.9
Commercial paper outstanding		993.5
Available capacity under existing agreements		$1,473.6

(1)	In October 2017, WEC Energy Group increased its credit facility to $1,200.0 million, and extended the maturity to October 2022.

(2)	In October 2017, WE, WG, and PGL extended the maturities of their credit facilities to October 2022.

(3)	In October 2017, WPS increased its credit facility to $400.0 million. WPS intends to request approval from the PSCW to extend the maturity of its facility to October 2022.

NOTE 7—LONG-TERM DEBT

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

09/30/2017 Form 10-Q	10	WEC Energy Group, Inc.

NOTE 8—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2017	December 31, 2016
Natural gas in storage	$301.5	$223.1
Materials and supplies	225.1	206.5
Fossil fuel	145.6	158.0
Total	$672.2	$587.6

PGL and NSG price natural gas storage injections at the calendar year average of the cost of natural gas supply purchased. Withdrawals from storage are priced using the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2017, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 9—FAIR VALUE MEASUREMENTS

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

We recognize transfers between levels of the fair value hierarchy at their value as of the end of the reporting period.

09/30/2017 Form 10-Q	11	WEC Energy Group, Inc.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.8	$3.7	$—	$6.5
Petroleum products contracts	1.0	—	—	1.0
FTRs	—	—	7.3	7.3
Coal contracts	—	0.9	—	0.9
Total derivative assets	$3.8	$4.6	$7.3	$15.7

Investments held in rabbi trust	$113.5	$—	$—	$113.5

Derivative liabilities
Natural gas contracts	$1.5	$2.5	$—	$4.0
Coal contracts	—	2.1	—	2.1
Total derivative liabilities	$1.5	$4.6	$—	$6.1

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$10.1	$24.2	$—	$34.3
Petroleum products contracts	0.2	—	—	0.2
FTRs	—	—	5.1	5.1
Coal contracts	—	2.0	—	2.0
Total derivative assets	$10.3	$26.2	$5.1	$41.6

Investments held in rabbi trust	$103.9	$—	$—	$103.9

Derivative liabilities
Natural gas contracts	$0.2	$0.2	$—	$0.4
Petroleum products contracts	0.1	—	—	0.1
Coal contracts	—	1.9	—	1.9
Total derivative liabilities	$0.3	$2.1	$—	$2.4

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Balance at the beginning of the period	$11.8	$13.4	$5.1	$3.6
Realized and unrealized losses	—	—	—	(0.2)
Purchases	—	—	13.8	15.2
Sales	—	—	—	(0.2)
Settlements	(4.5)	(4.2)	(11.6)	(9.2)
Balance at the end of the period	$7.3	$9.2	$7.3	$9.2

Unrealized gains and losses on Level 3 derivatives are deferred as regulatory assets or liabilities. Therefore, these fair value measurements have no impact on earnings. Realized gains and losses on these instruments flow through cost of sales on the income statements.

09/30/2017 Form 10-Q	12	WEC Energy Group, Inc.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.6	$30.4	$28.8
Long-term debt, including current portion *	9,467.5	10,135.2	9,285.8	9,818.2

*	The carrying amount of long-term debt excludes capital lease obligations of $27.6 million and $29.6 million at September 30, 2017 and
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

NOTE 10—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	September 30, 2017		December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$5.4	$4.0	$31.4	$0.4
Petroleum products contracts	1.0	—	0.2	0.1
FTRs	7.3	—	5.1	—
Coal contracts	0.6	1.4	1.5	1.4
Total other current *	$14.3	$5.4	$38.2	$1.9

Other long-term
Natural gas contracts	$1.1	$—	$2.9	$—
Coal contracts	0.3	0.7	0.5	0.5
Total other long-term *	$1.4	$0.7	$3.4	$0.5
Total	$15.7	$6.1	$41.6	$2.4

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

09/30/2017 Form 10-Q	13	WEC Energy Group, Inc.

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	24.9 Dth	$(2.1)	30.5 Dth	$(3.4)
Petroleum products contracts	4.4 gallons	(0.5)	4.3 gallons	(0.4)
FTRs	9.4 MWh	4.2	9.9 MWh	7.1
Total		$1.6		$3.3

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	84.2 Dth	$(1.1)	113.3 Dth	$(56.9)
Petroleum products contracts	14.2 gallons	(1.4)	10.9 gallons	(2.5)
FTRs	28.0 MWh	9.4	24.9 MWh	11.7
Total		$6.9		$(47.7)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2017 and December 31, 2016, we had posted cash collateral of $24.7 million and $16.4 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets. At December 31, 2016, we had also received cash collateral of $4.4 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2017			December 31, 2016
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$15.7	$6.1		$41.6		$2.4
Gross amount not offset on the balance sheet	(3.0)	(3.1)	(1)	(4.9)	(2)	(0.5)
Net amount	$12.7	$3.0		$36.7		$1.9

(1)	Includes cash collateral posted of $0.1 million.

(2)	Includes cash collateral received of $4.4 million.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a net liability position was $2.3 million and $0.2 million at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, we had not posted any collateral related to the credit risk-related contingent features of these commodity instruments. If all of the credit risk-related contingent features contained in derivative instruments in a net liability position had been triggered at September 30, 2017, we would have been required to post collateral of $0.8 million. At December 31, 2016, we would not have been required to post any collateral.

09/30/2017 Form 10-Q	14	WEC Energy Group, Inc.

NOTE 11—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at September 30, 2017	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$8.1	$8.1	$—	$—
Standby letters of credit (2)	35.8	28.7	7.1	—
Surety bonds (3)	9.7	9.7	—	—
Other guarantees (4)	11.1	0.5	—	10.6
Total guarantees	$64.7	$47.0	$7.1	$10.6

(1)	Consists of $8.1 million to support the business operations of Bluewater.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)	Consists of $11.1 million related to other indemnifications, for which a liability of $10.6 million related to workers compensation coverage was recorded on our balance sheets.

NOTE 12—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans.

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Service cost	$11.1	$10.9	$33.2	$32.9
Interest cost	30.3	33.2	91.7	99.4
Expected return on plan assets	(48.8)	(49.0)	(146.9)	(147.0)
Loss on plan settlement	2.9	0.7	8.2	14.8
Amortization of prior service cost	0.7	0.9	2.2	2.6
Amortization of net actuarial loss	21.5	20.4	64.5	61.1
Net periodic benefit cost	$17.7	$17.1	$52.9	$63.8

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Service cost	$6.0	$6.5	$17.9	$19.6
Interest cost	8.4	9.2	25.3	27.7
Expected return on plan assets	(13.6)	(13.2)	(40.9)	(39.6)
Amortization of prior service credit	(2.8)	(2.3)	(8.4)	(7.0)
Amortization of net actuarial loss	0.7	2.2	2.3	6.4
Net periodic benefit (credit) cost	$(1.3)	$2.4	$(3.8)	$7.1

During the nine months ended September 30, 2017, we made payments of $109.8 million to our pension plans and $5.6 million to our OPEB plans. We expect to make payments of $3.8 million related to our pension plans and $3.9 million related to our OPEB plans during the remainder of 2017, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

09/30/2017 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 13—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the nine months ended September 30, 2017:

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance as of January 1, 2017	$2,104.3	$758.7	$183.2	$—	$3,046.2
Acquisition of Bluewater (1)	—	—	—	7.3	7.3
Goodwill balance as of September 30, 2017 (2)	$2,104.3	$758.7	$183.2	$7.3	$3,053.5

(1)	See Note 2, Acquisitions, for more information on the acquisition of Bluewater.

(2)	We had no accumulated impairment losses related to our goodwill as of September 30, 2017.

In the third quarter of 2017, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2017. No impairments resulted from these tests.

NOTE 14—INVESTMENT IN AMERICAN TRANSMISSION COMPANY

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. The following table shows changes to our investment in ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017		2016
Balance at beginning of period	$1,544.0	$1,425.0	$1,443.9		$1,380.9
Add: Earnings from equity method investment	39.2	38.3	122.9		107.7
Add: Capital contributions	12.8	15.0	63.3		27.1
Add: Acquisition of Integrys's investment in ATC	—	—	—		(1.0)	(1)
Add: Adjustment to equity method goodwill	—	—	—		10.4
Less: Distributions	35.2	25.2	69.2	(2)	71.9
Less: Other	—	—	0.1		0.1
Balance at end of period	$1,560.8	$1,453.1	$1,560.8		$1,453.1

(1)	Amount reflects an adjustment to the allocation of the purchase price for Integrys made in the second quarter of 2016.

(2)	Distributions of $35.2 million, received in the first quarter of 2017, were approved and recorded in December 2016.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Charges to ATC for services and construction	$4.4	$4.4	$12.3	$12.8
Charges from ATC for network transmission services	87.4	89.3	262.0	271.4
Refund from ATC per FERC ROE order	—	—	(28.3)	—

09/30/2017 Form 10-Q	16	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables related to ATC:

(in millions)	September 30, 2017	December 31, 2016
Accounts receivable
Services provided to ATC	$1.5	$2.2
Accounts payable
Services received from ATC	29.1	28.7

Summarized financial data for ATC is included in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Income statement data
Revenues	$171.1	$158.1	$522.4	$476.6
Operating expenses	85.0	80.2	250.1	241.0
Other expense	27.5	23.5	79.6	71.2
Net income	$58.6	$54.4	$192.7	$164.4

(in millions)	September 30, 2017	December 31, 2016
Balance sheet data
Current assets	$89.0	$75.8
Noncurrent assets	4,564.9	4,312.9
Total assets	$4,653.9	$4,388.7

Current liabilities	$772.1	$495.1
Long-term debt	1,740.8	1,865.3
Other noncurrent liabilities	213.8	271.5
Shareholders' equity	1,927.2	1,756.8
Total liabilities and shareholders' equity	$4,653.9	$4,388.7

NOTE 15—SEGMENT INFORMATION

At September 30, 2017, we reported six segments, which are described below.

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

•
Following the acquisition of Bluewater, our We Power segment was renamed the non-utility energy infrastructure segment. This segment includes We Power, which owns and leases generating facilities to WE, and Bluewater, which owns underground natural gas storage facilities in Michigan. See Note 2, Acquisitions, for more information on the Bluewater transaction.

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

09/30/2017 Form 10-Q	17	WEC Energy Group, Inc.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2017 and 2016:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2017
External revenues	$1,401.3	$187.2	$49.8	$1,638.3	$—	$13.6	$5.6	$—	$1,657.5
Intersegment revenues	—	—	—	—	—	111.6	—	(111.6)	—
Other operation and maintenance	458.3	100.8	21.6	580.7	—	1.5	(1.5)	(109.0)	471.7
Depreciation and amortization	131.5	38.9	6.3	176.7	—	18.2	6.3	—	201.2
Operating income (loss)	279.7	12.5	(3.1)	289.1	—	103.4	1.1	—	393.6
Equity in earnings of transmission affiliate	—	—	—	—	39.2	—	—	—	39.2
Interest expense	48.5	11.0	2.3	61.8	—	16.2	25.4	0.4	103.8

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2016
External revenues	$1,470.6	$181.8	$49.9	$1,702.3	$—	$6.2	$4.0	$—	$1,712.5
Intersegment revenues	—	—	—	—	—	105.0	—	(105.0)	—
Other operation and maintenance	498.2	105.9	21.2	625.3	—	0.4	(3.2)	(105.0)	517.5
Depreciation and amortization	124.5	33.5	5.2	163.2	—	17.1	11.3	—	191.6
Operating income (loss)	299.1	11.7	(1.0)	309.8	—	93.7	(4.5)	—	399.0
Equity in earnings of transmission affiliate	—	—	—	—	38.3	—	—	—	38.3
Interest expense	44.6	9.3	1.9	55.8	—	15.6	29.7	(2.0)	99.1

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2017
External revenues	$4,316.6	$965.7	$273.4	$5,555.7	$—	$26.1	$11.7	$—	$5,593.5
Intersegment revenues	—	—	—	—	—	333.2	—	(333.2)	—
Other operation and maintenance	1,379.9	326.6	73.2	1,779.7	—	4.6	(0.3)	(330.6)	1,453.4
Depreciation and amortization	391.1	112.6	18.4	522.1	—	53.1	18.3	—	593.5
Operating income (loss)	835.6	209.3	35.0	1,079.9	—	299.5	(6.3)	—	1,373.1
Equity in earnings of transmission affiliate	—	—	—	—	122.9	—	—	—	122.9
Interest expense	145.4	33.0	6.5	184.9	—	46.7	81.3	(2.5)	310.4

09/30/2017 Form 10-Q	18	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2016
External revenues	$4,354.9	$853.1	$262.3	$5,470.3	$—	$18.7	$20.3	$—	$5,509.3
Intersegment revenues	0.3	—	—	0.3	—	317.1	—	(317.4)	—
Other operation and maintenance	1,477.3	340.0	80.6	1,897.9	—	3.5	(13.0)	(317.4)	1,571.0
Depreciation and amortization	370.1	99.4	15.5	485.0	—	51.1	33.4	—	569.5
Operating income (loss)	841.3	171.3	33.1	1,045.7	—	281.1	(6.4)	—	1,320.4
Equity in earnings of transmission affiliate	—	—	—	—	107.7	—	—	—	107.7
Interest expense	133.5	28.8	6.5	168.8	—	46.8	91.2	(6.7)	300.1

NOTE 16—VARIABLE INTEREST ENTITIES

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

American Transmission Company

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but that consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. We account for ATC as an equity method investment. See Note 14, Investment in American Transmission Company, for more information.

The significant assets and liabilities related to ATC recorded on our balance sheets include our equity investment, distributions receivable, and accounts payable. At September 30, 2017 and December 31, 2016, our equity investment was $1,560.8 million and $1,443.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had a receivable of $35.2 million recorded at December 31, 2016 for distributions from ATC. We also had $29.1 million and $28.7 million of accounts payable due to ATC at September 30, 2017 and December 31, 2016, respectively, for network transmission services.

Purchased Power Agreement

We have a purchased power agreement that represents a variable interest. This agreement is for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a capital lease. The agreement includes no minimum energy requirements over the remaining term of approximately five years. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the purchased power agreement.

We have approximately $74.9 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for

09/30/2017 Form 10-Q	19	WEC Energy Group, Inc.

the nine months ended September 30, 2017 and 2016 were $13.5 million and $40.5 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 17—COMMITMENTS AND CONTINGENCIES

We and our subsidiaries have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

Our electric utilities have obligations to distribute and sell electricity to their customers, and our natural gas utilities have obligations to distribute and sell natural gas to their customers. The utilities expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of September 30, 2017, including those of our subsidiaries, were $11,863.2 million.

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

Air Quality

Cross-State Air Pollution Rule

In July 2011, the EPA issued the CSAPR, which replaced a previous rule, the Clean Air Interstate Rule. The purpose of the CSAPR was to limit the interstate transport of NOx and SO2 that contribute to fine particulate matter and ozone nonattainment in downwind states through a proposed allowance allocation and trading plan. After several lawsuits and related appeals, in October 2014, the D.C. Circuit Court of Appeals issued a decision that allowed the EPA to begin implementing the CSAPR on January 1, 2015. The emissions budgets of Phase I of the rule applied in 2015 and 2016, while the Phase II emissions budgets apply to 2017 and beyond.

The EPA published its proposed update to the CSAPR for the 2008 ozone NAAQS in December 2015 and issued the final rule in September 2016. We remain well positioned to meet the rule requirements and do not expect to incur significant costs to comply with this rule.

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

8-Hour Ozone National Ambient Air Quality Standards

Sheboygan County and the eastern portion of Kenosha County are currently designated as nonattainment with the 2008 ozone standard. In response, Wisconsin has updated the 2008 ozone NAAQS attainment plans for both Sheboygan and Kenosha County and submitted them to the EPA for approval. The plans concluded that Wisconsin will not need to implement any new regulatory measures or programs. The area is forecasted to meet the standard by the 2018 compliance date due to emission control measures already in place. We expect the EPA to issue a decision later in 2017.

09/30/2017 Form 10-Q	20	WEC Energy Group, Inc.

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. This is expected to cause nonattainment for Wisconsin's Lake Michigan shoreline counties (or partial counties), with potential future impacts for our fossil-fueled power plant fleet. In January 2017, the EPA released preliminary interstate ozone transport modeling for the 2015 ozone NAAQS. The EPA is currently scheduled to finalize designations later in 2017. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We will not know the potential impacts for complying with the 2015 ozone NAAQS until the designations are final and until the state prepares a draft attainment plan.

Although we are still in the process of reviewing and determining potential impacts resulting from this rule, we believe we are well positioned to meet the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan (CPP), a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties, filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. The EPA announced that it has initiated this review. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a notice of proposed rulemaking to repeal the CPP. The EPA is expected subsequently to issue an advanced notice of proposed rulemaking that will solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation.

09/30/2017 Form 10-Q	21	WEC Energy Group, Inc.

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

During 2017 and 2018, we will continue to complete studies and evaluate options to address the EM BTA requirements at these plants. With the exception of Pleasant Prairie Power Plant and Weston Units 3 and 4 (which all have existing cooling towers that meet EM BTA requirements), we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements at the facilities. We also expect that limited studies to support WDNR BTA determinations will be conducted at the Weston facility. Based on preliminary discussions with the WDNR, we anticipate that the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the EM BTA requirements based on low capacity use of the unit. We provided information to the MDEQ about unit retirements. Based on discussions with the MDEQ, if we submit a signed certification stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2022), the EM BTA requirements will be waived. We expect to submit this certification in November 2017. We expect to submit entrainment studies being conducted at Pulliam Units 7 and 8 to the WDNR by June 2018.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

09/30/2017 Form 10-Q	22	WEC Energy Group, Inc.

facilities. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7, OC 8, the Pleasant Prairie units, Pulliam Units 7 and 8, and Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate a total cost range of $80 million to $110 million for these advanced treatment and bottom ash transport systems. A similar system would be required at PIPP if we were not expecting to retire the plant. See the UMERC discussion in Note 19, Regulatory Environment, regarding the potential retirement of PIPP.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	September 30, 2017	December 31, 2016
Regulatory assets	$683.3	$702.7
Reserves for future remediation	617.5	633.4

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

Also, in May 2010, WPS received from the Sierra Club a Notice of Intent to file a civil lawsuit based on allegations that WPS violated the CAA at the Weston and Pulliam plants. WPS entered into a Standstill Agreement with the Sierra Club by which the parties agreed to negotiate as part of the EPA NOV process, rather than litigate. The Standstill Agreement ended in October 2012, but no further action has been taken by the Sierra Club as of September 30, 2017. It is unknown whether the Sierra Club will take further action in the future.

09/30/2017 Form 10-Q	23	WEC Energy Group, Inc.

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

The Consent Decree contains a requirement to, among other things, refuel, repower, or retire Edgewater Unit 4, of which WPS is a joint owner, by no later than December 31, 2018. Management of the joint owners has recommended that Edgewater Unit 4 be retired by December 2018. See Note 4, Property, Plant, and Equipment, for more information about the retirement.

NOTE 18—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2017	2016
Cash (paid) for interest, net of amount capitalized	$(258.2)	$(260.7)
Cash received for income taxes, net	7.3	11.7
Significant non-cash transactions
Accounts payable related to construction costs	172.7	113.1
Increase (decrease) in restricted cash from the sale (purchase) of investments held in the rabbi trust	4.6	(4.5)
Portion of Bostco real estate holdings sale financed with note receivable *	7.0	—
Amortization of deferred revenue	18.7	18.5

*	See Note 3, Dispositions, for more information on this sale.

At September 30, 2017, and December 31, 2016, restricted cash of $20.4 million and $33.6 million, respectively, was recorded within other long-term assets on our balance sheets. The majority of this amount was held in the Integrys rabbi trust and represents a portion of the required funding that was triggered by the announcement of the Integrys acquisition. Withdrawals of restricted cash from the rabbi trust for qualifying payments are shown as an investing activity on the statements of cash flows. Changes in restricted cash due to the sale or purchase of investments held in the rabbi trust are non-cash transactions and are included in the table above.

NOTE 19—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Gas LLC, and Wisconsin Public Service Corporation

2018 and 2019 Rates

During April 2017, WE, WG, and WPS filed an application with the PSCW for approval of a settlement agreement they made with several of their commercial and industrial customers regarding 2018 and 2019 base rates. In September 2017, the PSCW issued an order that approved the settlement agreement, which will freeze base rates through 2019 for electric, gas, and steam customers of WE, WG, and WPS. Based on the PSCW order, the authorized ROE for WE, WG, and WPS remains at 10.2%, 10.3%, and 10.0%, respectively, and the current capital cost structure for all of our Wisconsin utilities will remain unchanged through 2019. Various intervenors have filed requests for rehearing.

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs at WE during the base rate freeze period by accelerating the recognition of certain tax benefits. In addition, WE, WG, and WPS will defer the revenue requirement impacts of any federal corporate tax reform enacted in 2017 or during the base rate freeze period. Additionally, the agreement allows WPS to extend through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level, and other deferrals related to WPS's electric real-time market pricing program and network transmission expenses. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million.

Pursuant to the settlement agreement, WPS also agreed to adopt, beginning in 2018, the earnings sharing mechanism currently in place for WE and WG, and all three utilities agreed to keep the mechanism in place through 2019. Under this earnings sharing

09/30/2017 Form 10-Q	24	WEC Energy Group, Inc.

mechanism, if WE, WG, or WPS earns above its authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

Natural Gas Storage Facilities in Michigan

In January 2017, we signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that would provide approximately one-third of the current storage needs for the natural gas distribution service customers of WE, WG, and WPS. As a result of this agreement, WE, WG, and WPS filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, WE, WG, and WPS requested that the PSCW review and confirm the reasonableness and prudency of their potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facilities. WE, WG, and WPS also requested approval to amend our Affiliated Interest Agreement to ensure WBS and our other subsidiaries could provide services to the storage facilities. During June 2017, the PSCW granted, subject to various conditions, these declarations and approvals, and we acquired Bluewater on June 30, 2017. In September 2017, WE, WG, and WPS finalized the long-term service agreements for the natural gas storage and filed with the PSCW for approval of these agreements. We expect to receive approval of the service agreements in the fourth quarter of 2017. See Note 2, Acquisitions, for more information.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2017, PGL filed its 2016 reconciliation with the ICC, which, along with the 2015 reconciliation, is still pending. For PGL's 2014 reconciliation, the ICC staff and the Illinois Attorney General's office held an evidentiary hearing in September 2017, and we expect to receive an order related to the 2014 reconciliation in 2017. As of September 30, 2017, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Minnesota Energy Resources Corporation

2018 Minnesota Rate Case

In October 2017, MERC initiated a rate proceeding with the MPUC to increase retail natural gas rates $12.6 million (5.05%). MERC's request reflects a 10.3% ROE and a common equity component average of 50.9%. The proposed retail natural gas rate increase is primarily driven by increased capital investments as well as general inflation. MERC is also requesting authority from the MPUC to continue the use of its currently authorized decoupling mechanism.

09/30/2017 Form 10-Q	25	WEC Energy Group, Inc.

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

In October 2017, the MPSC approved both the agreement with Tilden and UMERC's application for a certificate of necessity to begin construction of the proposed generation. The estimated cost of this project is $265.7 million ($277 million with AFUDC), 50% of which is expected to be recovered from Tilden, with the remaining 50% expected to be recovered from UMERC's other utility customers. The new units are expected to begin commercial operation in 2019 and should allow for the retirement of PIPP no later than 2020. Tilden will remain a customer of WE until this new generation begins commercial operation.

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

NOTE 20—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2017 Form 10-Q	26	WEC Energy Group, Inc.

reconciliation of results under the new revenue recognition guidance compared with what would have been reported in 2018 under the old revenue recognition guidance in order to help facilitate comparability with the prior periods.

We are finalizing our review of our contracts with customers and the related financial disclosures to evaluate the impact of the amended guidance on our existing revenue recognition policies and procedures. We consider tariff sales at our regulated utilities, excluding the revenue component related to alternative revenue programs, to be in the scope of the new standard. We have evaluated the nature of our operating revenues and do not expect that there will be a significant shift in the timing or pattern of revenue recognition. However, in our evaluation, we are also monitoring unresolved implementation issues for our industry. The final resolution of these issues could impact our current accounting policies and revenue recognition.

Recognition and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Liabilities. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and will be recorded, if applicable, with a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance is effective. This guidance requires equity investments, including other ownership interests such as partnerships, unincorporated joint ventures, and limited liability companies, to be measured at fair value with changes in fair value recognized in net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values and amends certain disclosure requirements associated with the fair value of financial instruments. This ASU does not apply to investments accounted for under the equity method of accounting. We do not believe the adoption of this guidance will have a significant impact on our financial statements.

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

09/30/2017 Form 10-Q	27	WEC Energy Group, Inc.

December 15, 2017. Under this ASU, an employer is required to disaggregate the service cost component from the other components of the net benefit cost. The amendments provide explicit guidance on how to present the service cost component and the other components of the net benefit cost in the income statement and allow only the service cost component of the net benefit cost to be eligible for capitalization. The amendments should be applied retrospectively for the presentation of the service cost component and the other components of the net benefit cost in the income statement, and prospectively for the capitalization of the service cost component in assets. While we have not fully determined the impacts of the adoption of this standard, we expect that as a result of the application of accounting principles for rate regulated entities, a similar amount of net benefit cost (including non-service components), will be recognized in our financial statements consistent with the current ratemaking treatment. As a result, we believe the impacts of adoption will be limited to changes in classification of non-service costs in the income statements.

09/30/2017 Form 10-Q	28	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2016.

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in ATC (a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions), and non-utility energy infrastructure operations through our We Power business and our recently acquired underground natural gas storage facilities in Michigan. For more information on the natural gas storage facilities, see Note 2, Acquisitions.

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

•
UMERC, our Michigan electric and natural gas utility, is moving forward with its long-term generation solution for electric reliability in the Upper Peninsula of Michigan. The plan calls for UMERC to construct and operate approximately 180 MWs of natural gas-fired generation located in the Upper Peninsula of Michigan. The new generation is expected to achieve commercial operation in 2019 and provide the region with affordable, reliable electricity that generates less emissions than PIPP. This should allow for the retirement of PIPP no later than 2020. For more information, see Note 19, Regulatory Environment.

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

09/30/2017 Form 10-Q	29	WEC Energy Group, Inc.

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

•	See Note 2, Acquisitions, for information about our acquisitions of natural gas storage facilities in Michigan and a portion of a wind energy generation facility in Wisconsin.

•	See Note 3, Dispositions, for information on the sale of ITF, the MCPP, certain assets of Wisvest, and Bostco's real estate holdings.

Our primary investment opportunities are in our regulated utility business and our investment in ATC. From 2017 to 2021, we expect capital contributions to ATC and ATC Holdco, LLC to be approximately $350 million. ATC Holdco is a separate entity formed in December 2016 to invest in transmission related projects outside of ATC's traditional footprint. Capital investments at ATC and ATC Holdco will be funded utilizing these capital contributions, in addition to cash generated from operations and debt. We currently forecast that our share of ATC's and ATC Holdco's projected capital expenditures over the next five years will be $1.4 billion inside the traditional ATC footprint and $300 million outside of the traditional ATC footprint.

Excluding ATC, we expect total capital expenditures for our regulated utility business to be approximately $12 billion from 2017 to 2021. Ongoing projects are discussed in more detail within Liquidity and Capital Resources.

We have developed and are executing a strategy to reshape our generation portfolio in order to reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. Subject to final review, we plan on retiring approximately 1,800 MWs of coal generation by 2020. See Note 4, Property, Plant, and Equipment, for information related to the planned retirement of our PIPP and jointly-owned Edgewater 4 generation units. In addition, we plan to retire our Pulliam power plant in Green Bay, WI, subject to the completion of a significant transmission project in that area. We are also reviewing retirements of additional coal-fueled generation units.

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

09/30/2017 Form 10-Q	30	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2017 with the third quarter of 2016, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2017	2016	B (W)
Wisconsin	$279.7	$299.1	$(19.4)
Illinois	12.5	11.7	0.8
Other states	(3.1)	(1.0)	(2.1)
Non-utility energy infrastructure	103.4	93.7	9.7
Corporate and other	1.1	(4.5)	5.6
Total operating income	393.6	399.0	(5.4)
Equity in earnings of transmission affiliate	39.2	38.3	0.9
Other income, net	16.4	7.5	8.9
Interest expense	103.8	99.1	(4.7)
Income before income taxes	345.4	345.7	(0.3)
Income tax expense	129.7	128.4	(1.3)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$215.4	$217.0	$(1.6)

Diluted earnings per share	$0.68	$0.68	$—

Earnings decreased $1.6 million during the third quarter of 2017, compared with the same quarter in 2016. The most significant factor impacting the decrease in earnings was a $19.4 million pre-tax ($11.6 million after tax) decrease in operating income at the Wisconsin segment. The decrease was primarily due to lower electric margins, driven by a decrease in sales volumes. Lower operating expenses partially offset the decrease in electric margins.

The decrease in operating income at the Wisconsin segment was partially offset by:

•
A $9.7 million pre-tax ($5.8 million after tax) increase in operating income at the non-utility energy infrastructure segment, primarily driven by the inclusion of the operations of Bluewater following its acquisition on June 30, 2017.

•
An $8.9 million pre-tax ($5.3 million after tax) increase in other income, net, due in part to an increase in gains on investments held in the rabbi trust and the quarter-over-quarter impact of expenses incurred in the third quarter of 2016 related to the disposition of certain non-utility real estate assets.

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

09/30/2017 Form 10-Q	31	WEC Energy Group, Inc.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the third quarter of 2017 and 2016 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Electric revenues	$1,242.7	$1,320.4	$(77.7)
Fuel and purchased power	419.9	442.5	22.6
Total electric margins	822.8	877.9	(55.1)

Natural gas revenues	158.6	150.2	8.4
Cost of natural gas sold	71.4	65.5	(5.9)
Total natural gas margins	87.2	84.7	2.5

Total electric and natural gas margins	910.0	962.6	(52.6)

Other operation and maintenance	458.3	498.2	39.9
Depreciation and amortization	131.5	124.5	(7.0)
Property and revenue taxes	40.5	40.8	0.3
Operating income	$279.7	$299.1	$(19.4)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$184.0	$204.8	$20.8
We Power (1)	129.6	129.6	—
Transmission (2)	108.8	107.0	(1.8)
Regulatory amortizations and other pass through expenses (3)	35.9	38.2	2.3
Earnings sharing mechanisms	—	18.6	18.6
Total other operation and maintenance	$458.3	$498.2	$39.9

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred by WE, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During the three months ended September 30, 2017 and 2016, $129.0 million and $120.0 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by WE, with the difference in costs billed or incurred and expenses recognized, deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2017 and 2016, $128.9 million and $127.7 million, respectively, of costs were billed by transmission providers to our electric utilities.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

09/30/2017 Form 10-Q	32	WEC Energy Group, Inc.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	2,960.4	3,291.0	(330.6)
Small commercial and industrial *	3,440.6	3,604.8	(164.2)
Large commercial and industrial *	3,364.6	3,491.8	(127.2)
Other	39.8	36.4	3.4
Total retail *	9,805.4	10,424.0	(618.6)
Wholesale	977.8	1,006.9	(29.1)
Resale	2,484.8	2,544.4	(59.6)
Total sales in MWh *	13,268.0	13,975.3	(707.3)

*	Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	59.0	54.3	4.7
Commercial and industrial	55.6	54.6	1.0
Total retail	114.6	108.9	5.7
Transport	275.7	260.3	15.4
Total sales in therms	390.3	369.2	21.1

	Three Months Ended September 30
	Degree Days
Weather	2017	2016	B(W)
WE and WG (1)
Heating (118 normal)	72	27	45
Cooling (543 normal)	542	781	(239)

WPS (2)
Heating (200 normal)	178	79	99
Cooling (363 normal)	315	426	(111)

UMERC (3)
Heating (328 normal)	306	N/A	N/A
Cooling (243 normal)	186	N/A	N/A

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $55.1 million during the third quarter of 2017, compared with the same quarter in 2016. The significant factors impacting the lower electric utility margins were:

•
A $46.5 million decrease related to lower sales volumes during the third quarter of 2017, primarily driven by cooler summer weather. As measured by cooling degree days, the quarter ended September 30, 2017, was 30.6% and 26.1% cooler than the same quarter in 2016 in the Milwaukee and Green Bay areas, respectively.

09/30/2017 Form 10-Q	33	WEC Energy Group, Inc.

•
A $20.2 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These decreases in margins were partially offset by $9.2 million of lower capacity payments to a counterparty during the third quarter of 2017.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $2.5 million during the third quarter of 2017, compared with the same quarter in 2016. The most significant factor impacting the higher natural gas utility margins was an increase in sales volumes, primarily driven by higher residential use per customer.

Operating Income

Operating income at the Wisconsin segment decreased $19.4 million during the third quarter of 2017, compared with the same quarter in 2016. This decrease was driven by the $52.6 million net decrease in margins discussed above, partially offset by $33.2 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

The Wisconsin segment experienced lower overall operating expenses related to synergy savings resulting from the Integrys acquisition. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•	An $18.9 million decrease in operation and maintenance expenses at our plants, primarily related to lower costs at the PIPP and the timing of planned outages and maintenance.

•	An $18.6 million expense recorded in the third quarter of 2016 related to the earnings sharing mechanisms in place at WE and WG. See Note 19, Regulatory Environment, for more information.

•	A $5.8 million decrease in electric and natural gas distribution expenses.

These decreases in operating expenses were partially offset by:

•	A $7.3 million increase in benefit costs, primarily driven by higher stock-based compensation expense.

•
A $7.0 million increase in depreciation and amortization, driven by the completion of the ReACTTM multi-pollutant control system at Weston Unit 3 during the fourth quarter of 2016 and an overall increase in utility plant in service.

Illinois Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$187.2	$181.8	$5.4
Cost of natural gas sold	31.1	25.3	(5.8)
Total natural gas margins	156.1	156.5	(0.4)

Other operation and maintenance	100.8	105.9	5.1
Depreciation and amortization	38.9	33.5	(5.4)
Property and revenue taxes	3.9	5.4	1.5
Operating income	$12.5	$11.7	$0.8

09/30/2017 Form 10-Q	34	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in the line items below	$88.9	$90.7	$1.8
Riders *	11.5	14.5	3.0
Regulatory amortizations *	—	0.7	0.7
Other	0.4	—	(0.4)
Total other operation and maintenance	$100.8	$105.9	$5.1

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	55.9	52.9	3.0
Commercial and industrial	14.0	15.1	(1.1)
Total retail	69.9	68.0	1.9
Transport	98.4	104.0	(5.6)
Total sales in therms	168.3	172.0	(3.7)

	Three Months Ended September 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (81 Normal)	43	23	20

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins, net of the $3.0 million impact of the riders referenced in the table above, increased $2.6 million during the third quarter of 2017, compared with the same quarter in 2016. The increase was primarily driven by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

Operating Income

Operating income at the Illinois segment increased $0.8 million during the third quarter of 2017, compared with the same quarter in 2016. This increase was due to the $2.6 million net increase in margins discussed above, partially offset by a $1.8 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), net of the impact of the riders referenced in the table above. The increase in operating expenses was driven by higher depreciation expense at PGL due to continued capital investment in the SMP project.

09/30/2017 Form 10-Q	35	WEC Energy Group, Inc.

Other States Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$49.8	$49.9	$(0.1)
Cost of natural gas sold	21.3	21.1	(0.2)
Total natural gas margins	28.5	28.8	(0.3)

Other operation and maintenance	21.6	21.2	(0.4)
Depreciation and amortization	6.3	5.2	(1.1)
Property and revenue taxes	3.7	3.4	(0.3)
Operating loss	$(3.1)	$(1.0)	$(2.1)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line item below	$18.5	$18.6	$0.1
Regulatory amortizations and other pass through expenses *	3.1	2.6	(0.5)
Total other operation and maintenance	$21.6	$21.2	$(0.4)

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	18.1	14.7	3.4
Commercial and industrial	18.5	10.1	8.4
Total retail	36.6	24.8	11.8
Transport	147.6	146.0	1.6
Total sales in therms	184.2	170.8	13.4

	Three Months Ended September 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (173 Normal)	154	83	71

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Operating Loss

The operating loss at the other states segment increased $2.1 million during the third quarter of 2017, compared to the same quarter last year. The increase was primarily driven by higher depreciation and amortization due to an increase in capital investment. See Note 19, Regulatory Environment, for more information regarding MERC’s pending rate case.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operating income	$103.4	$93.7	$9.7

09/30/2017 Form 10-Q	36	WEC Energy Group, Inc.

Operating income at the non-utility energy infrastructure segment increased $9.7 million, or 10.4%, when compared to the third quarter of 2016. Bluewater, which was acquired on June 30, 2017, contributed $5.9 million to third quarter 2017 operating income. The remaining increase of $3.8 million was driven by higher revenues in connection with capital additions to the plants We Power owns and leases to WE. See Note 2, Acquisitions, for more information on the acquisition of Bluewater and Note 15, Segment Information, for information on the change in segment name.

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Operating income (loss)	$1.1	$(4.5)	$5.6

Operating income at the corporate and other segment increased $5.6 million, when compared to the third quarter of 2016, driven by costs related to the acquisition of Integrys incurred in 2016 and lower general corporate expenses in 2017.

Electric Transmission Segment Operations

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$39.2	$38.3	$0.9

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$3.0	$6.7	$(3.7)
Other, net	13.4	0.8	12.6
Other income, net	$16.4	$7.5	$8.9

Other Income, net increased by $8.9 million when compared to the third quarter of 2016. The increase was due in part to a $3.0 million increase in gains on investments held in our rabbi trust during the third quarter of 2017, compared with the same period in 2016, in addition to expenses we incurred in the third quarter of 2016 related to the disposition of certain non-utility real estate assets. These increases were partially offset by lower AFUDC largely due to the ReACTTM emission control technology project at Weston Unit 3 going into service during the fourth quarter of 2016. See Note 3, Dispositions, for more information on our asset sales.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2017	2016	B (W)
Interest expense	$103.8	$99.1	$(4.7)

Interest expense increased by $4.7 million, as compared with the third quarter of 2016. The increase was primarily due to higher debt levels in 2017 to fund continued capital investments and lower capitalized interest in 2017, primarily as a result of the completion of the ReACTTM emission control project in the fourth quarter of 2016.

Consolidated Income Tax Expense

	Three Months Ended September 30
	2017	2016	B (W)
Effective tax rate	37.6%	37.1%	(0.5)%

Our effective tax rate increased by 0.5% when compared with the third quarter of 2016, primarily due to an increase in state income tax rates.

09/30/2017 Form 10-Q	37	WEC Energy Group, Inc.

NINE MONTHS ENDED SEPTEMBER 30, 2017

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2017 with the nine months ended September 30, 2016, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2017	2016	B (W)
Wisconsin	$835.6	$841.3	$(5.7)
Illinois	209.3	171.3	38.0
Other states	35.0	33.1	1.9
Non-utility energy infrastructure	299.5	281.1	18.4
Corporate and other	(6.3)	(6.4)	0.1
Total operating income	1,373.1	1,320.4	52.7
Equity in earnings of transmission affiliate	122.9	107.7	15.2
Other income, net	45.2	72.6	(27.4)
Interest expense	310.4	300.1	(10.3)
Income before income taxes	1,230.8	1,200.6	30.2
Income tax expense	458.8	455.1	(3.7)
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholders	$771.1	$744.6	$26.5

Diluted Earnings Per Share	$2.43	$2.35	$0.08

Earnings increased $26.5 million during the nine months ended September 30, 2017, compared with the same period in 2016. The significant factors impacting the increase in earnings were:

•
A $38.0 million pre-tax ($22.8 million after tax) increase in operating income at the Illinois segment. The increase was driven by lower operating expenses and higher natural gas margins at PGL due to continued capital investment in the SMP project under its QIP rider.

•
An $18.4 million pre-tax ($11.0 million after tax) increase in operating income at the non-utility energy infrastructure segment. The increase was driven by higher revenues in connection with capital additions to the plants We Power owns and leases to WE and the inclusion of the operations of Bluewater following its acquisition on June 30, 2017.

•
A $15.2 million pre-tax ($9.1 million after tax) increase in earnings from our ownership interest in ATC. In 2016, ATC recognized lower earnings as a result of an ALJ recommendation related to the FERC ROE reviews. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

•
A 0.6% decrease in our effective tax rate also favorably impacted earnings. The decrease in our effective tax rate was in part due to the recognition of excess tax benefits related to share-based payments and favorable compensation expense during the nine months ended September 30, 2017.

These increases in earnings were partially offset by:

•
A $27.4 million pre-tax ($16.4 million after tax) decrease in other income, net. The decrease was primarily driven by the period-over-period impact of the gains recognized in 2016 related to the repurchase of a portion of Integrys's 2006 Junior Notes and the sale of certain assets of Wisvest. See Note 3, Dispositions, for more information on the Wisvest sale.

•	A $10.3 million pre-tax ($6.2 million after tax) increase in interest expense, driven by higher long-term debt levels and lower capitalized interest during 2017.

•
A $5.7 million pre-tax ($3.4 million after tax) decrease in operating income at the Wisconsin segment. The decrease was primarily due to lower electric and natural gas margins, driven by a decrease in sales volumes. Lower operating expenses partially offset the decrease in margins.

09/30/2017 Form 10-Q	38	WEC Energy Group, Inc.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the nine months ended September 30, 2017 and 2016 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

Wisconsin Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Electric revenues	$3,448.7	$3,534.8	$(86.1)
Fuel and purchased power	1,115.4	1,121.9	6.5
Total electric margins	2,333.3	2,412.9	(79.6)

Natural gas revenues	867.9	820.4	47.5
Cost of natural gas sold	473.1	422.4	(50.7)
Total natural gas margins	394.8	398.0	(3.2)

Total electric and natural gas margins	2,728.1	2,810.9	(82.8)

Other operation and maintenance	1,379.9	1,477.3	97.4
Depreciation and amortization	391.1	370.1	(21.0)
Property and revenue taxes	121.5	122.2	0.7
Operating income	$835.6	$841.3	$(5.7)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line items below	$559.8	$637.6	$77.8
We Power (1)	384.3	385.5	1.2
Transmission (2)	318.8	318.6	(0.2)
Regulatory amortizations and other pass through expenses (3)	117.0	117.0	—
Earnings sharing mechanisms	—	18.6	18.6
Total other operation and maintenance	$1,379.9	$1,477.3	$97.4

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred by WE, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During the nine months ended September 30, 2017 and 2016, $394.0 million and $383.5 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by WE, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2017 Form 10-Q	39	WEC Energy Group, Inc.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2017 and 2016, $330.4 million and $371.6 million, respectively, of costs were billed by transmission providers to our electric utilities.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2017	2016	B (W)
Customer Class
Residential	8,013.9	8,401.6	(387.7)
Small commercial and industrial *	9,746.8	9,974.0	(227.2)
Large commercial and industrial *	9,669.4	10,323.1	(653.7)
Other	126.9	124.0	2.9
Total retail *	27,557.0	28,822.7	(1,265.7)
Wholesale	2,854.4	2,760.3	94.1
Resale	6,002.5	6,638.9	(636.4)
Total sales in MWh *	36,413.9	38,221.9	(1,808.0)

*	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	668.5	692.5	(24.0)
Commercial and industrial	421.6	426.3	(4.7)
Total retail	1,090.1	1,118.8	(28.7)
Transport	952.0	931.8	20.2
Total sales in therms	2,042.1	2,050.6	(8.5)

	Nine Months Ended September 30
	Degree Days
Weather	2017	2016	B(W)
WE and WG (1)
Heating (4,333 normal)	3,669	4,058	(389)
Cooling (704 normal)	745	977	(232)

WPS (2)
Heating (4,809 normal)	4,285	4,481	(196)
Cooling (494 normal)	440	568	(128)

UMERC (3)
Heating (5,465 normal)	5,109	N/A	N/A
Cooling (322 normal)	233	N/A	N/A

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2017 Form 10-Q	40	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $79.6 million during the nine months ended September 30, 2017, compared with the same period in 2016. The significant factors impacting the lower electric utility margins were:

•
A $71.2 million decrease related to lower sales volumes during the nine months ended September 30, 2017, primarily driven by unfavorable weather and lower overall retail use per customer. Cooler summer weather, warmer winter weather, and an additional day of sales during the same period in 2016 due to leap year contributed to the decrease. As measured by cooling degree days, the nine months ended September 30, 2017, were 23.7% and 22.5% cooler than the same period in 2016 in the Milwaukee and Green Bay areas, respectively. As measured by heating degree days, the nine months ended September 30, 2017, were 9.6% and 4.4% warmer than the same period in 2016 in the Milwaukee and Green Bay areas, respectively.

•
A $31.0 million period-over-period negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•	A $4.5 million decrease in steam margins driven by the sale of the MCPP in April 2016. See Note 3, Dispositions, for more information.

These decreases in margins were partially offset by $27.2 million of lower capacity payments to a counterparty during the nine months ended September 30, 2017.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $3.2 million during the nine months ended September 30, 2017, compared with the same period in 2016. The most significant factor impacting the lower natural gas utility margins were lower retail sales volumes, primarily driven by warmer winter weather. An additional day of sales during 2016 due to leap year also contributed to the decrease. The lower margins were partially offset by higher overall retail use per customer.

Operating Income

Operating income at the Wisconsin segment decreased $5.7 million during the nine months ended September 30, 2017, compared with the same period in 2016. This decrease was driven by the $82.8 million decrease in margins discussed above, partially offset by $77.1 million of lower operating expenses.

The Wisconsin segment experienced lower overall operating expenses related to synergy savings resulting from the Integrys acquisition. The significant factors impacting the decrease in operating expenses, which were due in part to synergy savings, were:

•
A $39.9 million decrease in operation and maintenance expenses at our plants, primarily related to the seasonal operation of the Pleasant Prairie Power Plant, lower costs at the PIPP, the timing of planned outages and maintenance, and the sale of the MCPP in April 2016. See Note 3, Dispositions, for more information on the sale of the MCPP.

•	A $20.9 million decrease in electric and natural gas distribution expenses.

•	An $18.6 million expense recorded in the third quarter of 2016 related to the earnings sharing mechanisms in place at WE and WG. See Note 19, Regulatory Environment, for more information.

•
A $10.1 million decrease in expenses related to an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries. Lower expenses were due in part to a decrease in asset usage charges from WBS, driven by the transfer of this project from WBS to WPS during 2017. The portion of these lower expenses related to the transfer are offset through higher depreciation and amortization, discussed below.

•	A $6.5 million decrease in benefit costs.

09/30/2017 Form 10-Q	41	WEC Energy Group, Inc.

These decreases in operating expenses were partially offset by:

•
A $21.0 million increase in depreciation and amortization, driven by the completion of the ReACTTM multi-pollutant control system at Weston Unit 3 during the fourth quarter of 2016, the transfer of the information technology project to WPS during 2017, and an overall increase in utility plant in service.

•	A $10.9 million gain on the sale of the MCPP, which was sold in April 2016. See Note 3, Dispositions, for more information on the sale of the MCPP.

Illinois Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$965.7	$853.1	$112.6
Cost of natural gas sold	302.9	228.8	(74.1)
Total natural gas margins	662.8	624.3	38.5

Other operation and maintenance	326.6	340.0	13.4
Depreciation and amortization	112.6	99.4	(13.2)
Property and revenue taxes	14.3	13.6	(0.7)
Operating income	$209.3	$171.3	$38.0

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in the line items below	$251.3	$284.7	$33.4
Riders *	73.2	50.3	(22.9)
Regulatory amortizations *	1.2	2.0	0.8
Other	0.9	3.0	2.1
Total other operation and maintenance	$326.6	$340.0	$13.4

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	595.7	623.1	(27.4)
Commercial and industrial	127.2	130.7	(3.5)
Total retail	722.9	753.8	(30.9)
Transport	571.2	606.6	(35.4)
Total sales in therms	1,294.1	1,360.4	(66.3)

	Nine Months Ended September 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (3,947 Normal)	3,306	3,687	(381)

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

09/30/2017 Form 10-Q	42	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins, net of the $22.9 million impact of the riders referenced in the table above, increased $15.6 million during the nine months ended September 30, 2017, compared with the same period in 2016. The increase was primarily driven by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

Operating Income

Operating income at the Illinois segment increased $38.0 million during the nine months ended September 30, 2017, compared with the same period in 2016. This increase was due to the $15.6 million net increase in margins discussed above and a $22.4 million decrease in operating expenses, net of the impact of the riders referenced in the table above. The significant factors impacting the decrease in operating expenses were:

•	A $14.1 million decrease in benefit costs driven by lower pension costs.

•	A $7.9 million decrease driven by the residual impact of the warmer weather this past winter leading to reduced need for repair and maintenance activity.

These decreases were partially offset by higher depreciation expense at PGL due to continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Natural gas revenues	$273.4	$262.3	$11.1
Cost of natural gas sold	135.1	123.1	(12.0)
Total natural gas margins	138.3	139.2	(0.9)

Other operation and maintenance	73.2	80.6	7.4
Depreciation and amortization	18.4	15.5	(2.9)
Property and revenue taxes	11.7	10.0	(1.7)
Operating income	$35.0	$33.1	$1.9

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operation and maintenance not included in line item below	$56.3	$63.6	$7.3
Regulatory amortizations and other pass through expenses *	16.9	17.0	0.1
Total other operation and maintenance	$73.2	$80.6	$7.4

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2017	2016	B (W)
Customer Class
Residential	191.5	198.4	(6.9)
Commercial and industrial	130.1	125.5	4.6
Total retail	321.6	323.9	(2.3)
Transport	506.6	530.2	(23.6)
Total sales in therms	828.2	854.1	(25.9)

09/30/2017 Form 10-Q	43	WEC Energy Group, Inc.

	Nine Months Ended September 30
	Degree Days
Weather *	2017	2016	B (W)
Heating (4,589 Normal)	4,064	4,162	(98)

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Operating Income

Operating income at the other states segment increased $1.9 million during the nine months ended September 30, 2017, compared with the same period in 2016. The increase was primarily driven by lower operation and maintenance expense due to effective cost control measures, partially offset by higher depreciation and amortization due to an increase in capital investment.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operating income	$299.5	$281.1	$18.4

Operating income at the non-utility energy infrastructure segment increased $18.4 million, or 6.5%, when compared with the nine months ended September 30, 2016. Higher revenues in connection with capital additions to the plants We Power owns and leases to WE drove $12.5 million of the increase. In addition, Bluewater, which was acquired on June 30, 2017, contributed $5.9 million to 2017 operating income. See Note 2, Acquisitions, for more information on the acquisition of Bluewater and Note 15, Segment Information, for information on the change in segment name.

Corporate and Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Operating loss	$(6.3)	$(6.4)	$0.1

Electric Transmission Segment Operations

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Equity in earnings of transmission affiliate	$122.9	$107.7	$15.2

Equity in earnings of transmission affiliate increased $15.2 million, or 14.1%, when compared with the nine months ended September 30, 2016. Lower earnings during the nine months ended September 30, 2016, were the result of an ALJ recommendation related to the FERC ROE reviews. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
AFUDC – Equity	$8.3	$20.7	$(12.4)
Gain on repurchase of notes	—	23.6	(23.6)
Gain on sale of certain assets of Wisvest	—	19.6	(19.6)
Other, net	36.9	8.7	28.2
Other income, net	$45.2	$72.6	$(27.4)

Other income, net decreased by $27.4 million when compared with the nine months ended September 30, 2016. The decrease was primarily due to the $23.6 million gain on the repurchase of a portion of Integrys's 2006 Junior Notes at a discount in February 2016,

09/30/2017 Form 10-Q	44	WEC Energy Group, Inc.

a $19.6 million gain recorded in April 2016 from the sale of the chilled water generation and distribution assets of Wisvest, and lower AFUDC largely due to the ReACTTM emission control technology project at Weston Unit 3 going into service during the fourth quarter of 2016. Partially offsetting these decreases were higher gains on investments held in our rabbi trust during the nine months ended September 30, 2017, compared with the same period in 2016. See Note 3, Dispositions, for more information on our asset sales.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2017	2016	B (W)
Interest expense	$310.4	$300.1	$(10.3)

Interest expense increased by $10.3 million, as compared with the nine months ended September 30, 2016. The increase was primarily due to higher debt levels in 2017 to fund continued capital investments and lower capitalized interest in the nine months ended September 30, 2017, primarily as a result of the completion of the ReACTTM emission control project in the fourth quarter of 2016.

Consolidated Income Tax Expense

	Nine Months Ended September 30
	2017	2016	B (W)
Effective tax rate	37.3%	37.9%	0.6%

Our effective tax rate decreased by 0.6% when compared with the nine months ended September 30, 2016, in part due to the recognition of excess tax benefits related to share-based payments and favorable compensation expense during the nine months ended September 30, 2017. See Note 5, Common Equity, for more information on the excess tax benefits related to share-based payments. We expect our 2017 annual effective tax rate to be between 37.0% and 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2017	2016	Change in 2017 Over 2016
Cash provided by (used in):
Operating activities	$1,746.7	$1,721.9	$24.8
Investing activities	(1,552.0)	(841.6)	(710.4)
Financing activities	(214.1)	(905.1)	691.0

Operating Activities

Net cash provided by operating activities increased $24.8 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by:

•
A $139.9 million increase in cash related to higher overall collections from customers, primarily due to higher commodity prices. The average per-unit cost of natural gas sold increased 20.5% during the nine months ended September 30, 2017, compared with the same period in 2016.

•
A $134.0 million increase in cash from lower payments for operating and maintenance costs. During the nine months ended September 30, 2017, our payments related to transmission, electric generation, electric and natural gas distribution, and employee benefits decreased.

These increases in net cash provided by operating activities were partially offset by:

•
A $140.4 million decrease in cash resulting from higher payments for natural gas and fuel and purchased power, primarily due to higher commodity prices during the nine months ended September 30, 2017, compared with the same period in 2016.

09/30/2017 Form 10-Q	45	WEC Energy Group, Inc.

•	A $91.9 million increase in contributions and payments to our pension and OPEB plans during the nine months ended September 30, 2017, compared with the same period in 2016.

Investing Activities

Net cash used in investing activities increased $710.4 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by:

•	A $309.1 million increase in cash paid for capital expenditures during the nine months ended September 30, 2017, compared with the same period in 2016, which is discussed in more detail below.

•	The acquisition of Bluewater during June 2017 for $226.0 million. See Note 2, Acquisitions, for more information.

•
A $138.5 million decrease in the proceeds received from the sale of assets and businesses during the nine months ended September 30, 2017, compared with the same period in 2016. See Note 3, Dispositions, for more information.

•
A $36.2 million increase in our capital contributions to ATC during the nine months ended September 30, 2017, compared with the same period in 2016, due to the continued investment in equipment and facilities by ATC to improve reliability. The refunds and reserves resulting from the ATC ROE complaints filed with the FERC also contributed to the increase in our capital contributions. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information on these ATC ROE complaints.

Capital Expenditures

Capital expenditures by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2017	2016	Change in 2017 Over 2016
Wisconsin	$764.0	$644.5	$119.5
Illinois	356.8	204.3	152.5
Other states	52.9	42.7	10.2
Non-utility energy infrastructure	19.1	39.5	(20.4)
Corporate and other	116.4	69.1	47.3
Total capital expenditures	$1,309.2	$1,000.1	$309.1

The increase in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2017, compared with the same period in 2016, was driven by upgrades to our electric and natural gas distribution systems, including meter and main replacement projects, WPS's SMRP, and various projects at the OCPP. These increases in capital expenditures were partially offset by reduced construction activity at WPS since the ReACTTM emission control technology project at Weston Unit 3 was completed in 2016. In addition, WPS had lower expenditures for the upgrades to the combustion turbine units at the Fox Energy Center, which were completed in June 2017.

The increase in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2017, compared with the same period in 2016, was driven by increased construction activity related to PGL's SMP and a project to relocate one of PGL's service facilities.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during the nine months ended September 30, 2017, compared with the same period in 2016, was driven by reduced construction activity during 2017 for We Power's fuel flexibility project at the Oak Creek Expansion units.

The increase in cash paid for capital expenditures at the corporate and other segment during the nine months ended September 30, 2017, compared with the same period in 2016, was primarily driven by a project to implement a new enterprise resource planning system.

See Capital Requirements – Significant Capital Projects for more information.

09/30/2017 Form 10-Q	46	WEC Energy Group, Inc.

Financing Activities

Net cash used in financing activities decreased $691.0 million during the nine months ended September 30, 2017, compared with the same period in 2016, driven by:

•
A $438.9 million net increase in cash due to $133.3 million of net borrowings of commercial paper during the nine months ended September 30, 2017, compared with $305.6 million of net repayments of commercial paper during the same period in 2016.

•
A $226.6 million decrease in cash used for the repayment of long-term debt during the nine months ended September 30, 2017, compared with the same period in 2016. In February 2016, we repurchased a portion of Integrys's 2006 Junior Notes at a discount.

•
A $45.0 million decrease in cash used to purchase shares of our common stock during the nine months ended September 30, 2017, compared with the same period in 2016, to satisfy requirements of our stock-based compensation plans.

These decreases in net cash used in financing activities were partially offset by a $23.8 million increase in dividends paid on common stock during the nine months ended September 30, 2017, compared with the same period in 2016. In January 2017, our Board of Directors increased our quarterly dividend by $0.025 per share effective with the first quarter of 2017 dividend payment.

Significant Financing Activities

For more information on our financing activities, see Note 6, Short-Term Debt and Lines of Credit, and Note 7, Long-Term Debt.

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

WEC Energy Group, WE, WG, WPS, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 6, Short-Term Debt and Lines of Credit, for more information about these credit facilities.

The following table shows our capitalization structure as of September 30, 2017, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common equity	$9,195.3	$9,445.3
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	9,495.1	9,245.1
Short-term debt	993.5	993.5
Total capitalization	$19,714.3	$19,714.3

Total debt	$10,488.6	$10,238.6

Ratio of debt to total capitalization	53.2%	51.9%

09/30/2017 Form 10-Q	47	WEC Energy Group, Inc.

Included in long-term debt on our balance sheet as of September 30, 2017, is $500.0 million principal amount of 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common equity and $250.0 million to long-term debt.

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

As of September 30, 2017, WE was the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of $80.0 million. In August 2009, WE terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. WE purchased the bonds at par plus accrued interest to the date of purchase. As of September 30, 2017, the repurchased bonds were still outstanding but are not reported in our long-term debt since they are held by WE. Depending on market conditions and other factors, WE may change the method used to determine the interest rate on this bond series and have it remarketed to third parties.

Working Capital

As of September 30, 2017, our current liabilities exceeded our current assets by $1,202.8 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

09/30/2017 Form 10-Q	48	WEC Energy Group, Inc.

Capital Requirements

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures and acquisitions for the next three years are as follows:

(in millions)	2017	2018	2019
Wisconsin	$1,111.2	$1,392.8	$1,126.3
Illinois	570.6	619.7	620.2
Other states	88.3	97.2	114.2
Non-utility energy infrastructure	279.3	283.1	60.8
Corporate and other	157.7	72.4	49.6
Total	$2,207.1	$2,465.2	$1,971.1

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

In connection with the formation of UMERC, we entered into an agreement with Tilden Mining Company under which it will purchase electric power from UMERC for 20 years. The agreement calls for UMERC to construct and operate approximately 180 MW of natural gas-fired generation located in the Upper Peninsula of Michigan. The estimated cost of this project is $265 million ($275 million including AFUDC). See Note 19, Regulatory Environment, for more information about UMERC and this new generation.

On June 30, 2017, we completed the acquisition of Bluewater for $226 million. Bluewater owns natural gas storage facilities in Michigan that will provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities. In addition, we incurred approximately $5 million of acquisition related costs. See Note 2, Acquisitions, for more information on this transaction.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2019 is between $280 million and $300 million. See Note 19, Regulatory Environment, for more information on the SMP.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $226 million from 2017 through 2019.

Common Stock Dividends

Our current quarterly dividend rate is $0.52 per share, which equates to an annual dividend of $2.08 per share. For information related to our most recent common stock dividend declared, see Note 5, Common Equity.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 6, Short-Term Debt and Lines of Credit, Note 11, Guarantees, and Note 16, Variable Interest Entities.

09/30/2017 Form 10-Q	49	WEC Energy Group, Inc.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•
In June 2016, the PSCW approved the deferral of costs related to WPS's ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. See Note 19, Regulatory Environment, for more information. WPS will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2017, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

•
In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2017, PGL filed its 2016 reconciliation with the ICC, which, along with the 2015 reconciliation, is still pending. For PGL's 2014 reconciliation, the ICC staff and the Illinois Attorney General's office held an evidentiary hearing in September 2017, and we expect to receive an order related to the 2014 reconciliation in 2017. As of September 30, 2017, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 19, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

09/30/2017 Form 10-Q	50	WEC Energy Group, Inc.

Environmental Matters

See Note 17, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

American Transmission Company Allowed Return on Equity Complaints

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In October 2014, the FERC issued an order to hear the complaint on ROE and set a refund effective date retroactive to November 2013. In December 2015, the ALJ issued an initial decision recommending that ATC and all other MISO transmission owners be authorized to collect a base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The incentive adder only applies to revenues collected after January 6, 2015. In September 2016, the FERC issued a final order related to this complaint affirming the use of the ROEs stated in the ALJ's initial decision, effective as of the order date, on a going-forward basis. The order also required ATC to provide refunds, with interest, for the 15-month refund period from November 13, 2013, through February 11, 2015. The refunds ATC provided to WE and WPS for transmission costs paid during the refund period reduced the regulatory assets recorded under the PSCW-approved escrow accounting for transmission expense and resulted in a net regulatory liability for WPS.

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

The decrease in ATC's ROE resulting from the FERC's final order issued in September 2016 will continue to have a negative impact on our equity earnings and distributions from ATC.

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2016 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2017. No impairments were recorded as a result of these tests. For our Bluewater reporting unit, we assumed fair value equaled carrying value since Bluewater was acquired on June 30, 2017. For all of our other reporting units, the fair values calculated in step one of the test were greater than their carrying values. The fair values for these reporting units were calculated using a combination of the income approach and the market approach.

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

09/30/2017 Form 10-Q	51	WEC Energy Group, Inc.

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

For all of our reporting units other than Bluewater, fair value exceeded carrying value by over 50%. For Bluewater, we assumed fair value equaled carrying value since we acquired Bluewater on June 30, 2017. Based on these results, our reporting units are not at risk of failing step one of the goodwill impairment test.

Our reporting units had the following goodwill balances at July 1, 2017:

(in millions, except percentages)	Goodwill	Percentage of Total Goodwill
Wisconsin	$2,104.3	68.9%
Illinois	758.7	24.9%
Other states	183.2	6.0%
Bluewater	7.3	0.2%
Total goodwill	$3,053.5	100.0%

See Note 13, Goodwill, for more information.

09/30/2017 Form 10-Q	52	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 9, Fair Value Measurements, Note 10, Derivative Instruments, and Note 11, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2017 Form 10-Q	53	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2016 Annual Report on Form 10-K. See Note 17, Commitments and Contingencies, and Note 19, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us and our subsidiaries.

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

ITEM 5. OTHER INFORMATION

On October 12, 2017, we reported that Allen L. Leverett, Chief Executive Officer of WEC Energy Group, had been hospitalized and was receiving medical treatment for a stroke. Mr. Leverett has since been released from the hospital and is making progress in his recovery and rehabilitation work. Gale E. Klappa continues to serve as Chairman of the Board and Interim Chief Executive Officer of the Company, and has executed the certifications attached as exhibits to this Form 10-Q in such capacity.

09/30/2017 Form 10-Q	54	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
10	Material Contracts

	10.1	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

09/30/2017 Form 10-Q	55	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 3, 2017	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2017 Form 10-Q	56	WEC Energy Group, Inc.