Form 10-Q
period 2018-03-31
WEC ENERGY GROUP, INC.
filed 2018-05-04
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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

Common Stock, $.01 Par Value,
315,538,808 shares outstanding at
March 31, 2018

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2018

03/31/2018 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

03/31/2018 Form 10-Q	ii	WEC Energy Group, Inc.

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
ALJ	Administrative Law Judge
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Gas System Modernization Program
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
VITA	Variable Income Tax Adjustment Rider

03/31/2018 Form 10-Q	iii	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our Annual Report on Form 10-K for the year ended December 31, 2017, and those identified below:

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

03/31/2018 Form 10-Q	1	WEC Energy Group, Inc.

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

03/31/2018 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2018	2017
Operating revenues	$2,286.5	$2,304.5

Operating expenses
Cost of sales	972.1	941.1
Other operation and maintenance	511.9	504.5
Depreciation and amortization	208.6	194.6
Property and revenue taxes	48.8	49.6
Total operating expenses	1,741.4	1,689.8

Operating income	545.1	614.7

Equity in earnings of transmission affiliates	32.8	41.9
Other income, net	7.5	18.3
Interest expense	106.7	104.7
Other expense	(66.4)	(44.5)

Income before income taxes	478.7	570.2
Income tax expense	88.3	213.3
Net income	390.4	356.9

Preferred stock dividends of subsidiary	0.3	0.3
Net income attributed to common shareholders	$390.1	$356.6

Earnings per share
Basic	$1.24	$1.13
Diluted	$1.23	$1.12

Weighted average common shares outstanding
Basic	315.5	315.6
Diluted	316.9	317.2

Dividends per share of common stock	$0.5525	$0.5200

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2018	2017
Net income	$390.4	$356.9

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of gains to net income, net of tax	(0.2)	(0.3)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	1.9	0.1

Other comprehensive income (loss), net of tax	1.7	(0.2)

Comprehensive income	392.1	356.7

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive income attributed to common shareholders	$391.8	$356.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$48.1	$38.9
Accounts receivable and unbilled revenues, net of reserves of $160.5 and $143.2, respectively	1,356.8	1,350.7
Materials, supplies, and inventories	376.0	539.0
Prepayments	165.9	210.0
Other	34.0	74.9
Current assets	1,980.8	2,213.5

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $8,819.8 and $8,618.5, respectively	21,466.3	21,347.0
Regulatory assets	2,929.7	2,803.2
Equity investment in transmission affiliates	1,598.9	1,553.4
Goodwill	3,052.8	3,053.5
Other	757.1	619.9
Long-term assets	29,804.8	29,377.0
Total assets	$31,785.6	$31,590.5

Liabilities and Equity
Current liabilities
Short-term debt	$1,200.3	$1,444.6
Current portion of long-term debt	957.9	842.1
Accounts payable	592.8	859.9
Accrued payroll and benefits	107.4	169.1
Other	747.5	553.6
Current liabilities	3,605.9	3,869.3

Long-term liabilities
Long-term debt	8,617.5	8,746.6
Deferred income taxes	3,069.9	2,999.8
Deferred revenue, net	538.1	543.3
Regulatory liabilities	3,924.3	3,718.6
Environmental remediation liabilities	617.2	617.4
Pension and OPEB obligations	523.1	397.4
Other	1,191.4	1,206.3
Long-term liabilities	18,481.5	18,229.4

Commitments and contingencies (Note 19)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,538,808 and 315,574,624 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,267.3	4,278.5
Retained earnings	5,392.7	5,176.8
Accumulated other comprehensive income	4.6	2.9
Common shareholders' equity	9,667.8	9,461.4

Preferred stock of subsidiary	30.4	30.4
Total liabilities and equity	$31,785.6	$31,590.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2018	2017
Operating Activities
Net income	$390.4	$356.9
Reconciliation to cash provided by operating activities
Depreciation and amortization	208.6	194.6
Deferred income taxes and investment tax credits, net	17.0	150.2
Contributions and payments related to pension and OPEB plans	(5.3)	(106.0)
Equity income in transmission affiliates, net of distributions	7.1	(6.7)
Change in –
Accounts receivable and unbilled revenues	(60.1)	55.0
Materials, supplies, and inventories	163.0	170.5
Other current assets	81.3	41.2
Accounts payable	(170.9)	(212.7)
Other current liabilities	128.6	90.8
Other, net	134.3	(19.2)
Net cash provided by operating activities	894.0	714.6

Investing Activities
Capital expenditures	(439.6)	(329.7)
Capital contributions to transmission affiliates	(12.8)	(27.6)
Proceeds from the sale of assets and businesses	0.8	13.1
Proceeds from the sale of investments held in rabbi trust	16.5	8.6
Other, net	(0.7)	2.5
Net cash used in investing activities	(435.8)	(333.1)

Financing Activities
Exercise of stock options	2.1	5.9
Purchase of common stock	(15.8)	(20.2)
Dividends paid on common stock	(174.2)	(164.1)
Retirement of long-term debt	(12.6)	(12.0)
Change in short-term debt	(244.3)	(189.8)
Other, net	(0.3)	(0.6)
Net cash used in financing activities	(445.1)	(380.8)

Net change in cash, cash equivalents, and restricted cash	13.1	0.7
Cash, cash equivalents, and restricted cash at beginning of period	58.6	72.7
Cash, cash equivalents, and restricted cash at end of period	$71.7	$73.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2018 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2018

NOTE 1—GENERAL INFORMATION

WEC Energy Group serves approximately 1.6 million electric customers and 2.9 million natural gas customers, and owns approximately 60% of ATC.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2018, are not necessarily indicative of expected results for 2018 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

Acquisition of a Wind Energy Generation Facility in Wisconsin

On April 2, 2018, WPS, along with two other unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The aggregate purchase price was $173.9 million of which WPS’s proportionate share was 44.6%, or $77.6 million. Since 2008 and up until the acquisition, WPS purchased 44.6% of the facility’s energy output under a power purchase agreement.

WPS's proportionate share of the facility will be recorded as property, plant, and equipment on the balance sheet and will be included in rate base. Under a joint ownership agreement with the two other utilities, WPS is entitled to its share of generating capability and output of the facility equal to its ownership interest. WPS will also pay its ownership share of additional construction costs and operating expenses.

Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, we completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that will provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities. In addition, we incurred $4.9 million of acquisition related costs.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill. Bluewater is included in the non-utility energy infrastructure segment. See Note 17, Segment Information, for more information.

(in millions)
Current assets	$2.0
Net property, plant, and equipment	218.3
Goodwill	6.6
Current liabilities	(0.9)
Total purchase price	$226.0

03/31/2018 Form 10-Q	7	WEC Energy Group, Inc.

Acquisition of a Wind Energy Generation Facility in Nebraska

On April 30, 2018, we signed an agreement for the acquisition of an 80% membership interest in a 202.5 MW wind generating facility currently under construction known as Upstream Wind Energy Center (“Upstream”) for $276.0 million. Upstream is located in Antelope County, Nebraska and will supply energy to the Southwest Power Pool. The transaction is expected to close in the first quarter of 2019, after Upstream achieves commercial operation. Upstream has entered into an energy swap agreement pursuant to which Upstream will receive a fixed payment in exchange for substantially all of the energy output for a period of ten years. In addition, we anticipate Upstream will qualify for both Federal production tax credits at 100% of the published rate and bonus depreciation.

NOTE 3—DISPOSITION

Corporate and Other Segment—Sale of Bostco Real Estate Holdings

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

NOTE 4—OPERATING REVENUES

Adoption of ASU 2014-09, Revenues from Contracts with Customers

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers, and the related amendments. In accordance with the guidance, revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

We adopted this standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018, are presented under the new standard. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the standard did not result in an adjustment to our opening retained earnings balance as of January 1, 2018, and we do not expect the adoption of the standard to have a material impact on our net income in future periods.

We adopted the following practical expedients and optional exemptions for the implementation of this standard:

•	We elected to exclude from the transaction price any amounts collected from customers for all sales taxes and other similar taxes.

•
When applicable, we elected to apply the standard to a portfolio of contracts with similar characteristics, primarily our tariff-based contracts, as we reasonably expect that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts.

•
We elected to recognize revenue in the amount we have the right to invoice for performance obligations satisfied over time when the consideration received from a customer corresponds directly with the value provided to the customer during the same period.

•	We elected to not disclose the remaining performance obligations of a contract that has an original expected duration of one year or less.

•	We elected to apply this standard only to contracts that are not completed as of the date of initial application.

03/31/2018 Form 10-Q	8	WEC Energy Group, Inc.

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. Comparable amounts have not been presented for the three months ended March 31, 2017, due to our adoption of this standard under the modified retrospective method.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2018
Electric	$1,067.7	$—	$—	$1,067.7	$—	$—	$—	$—	$1,067.7
Natural gas	518.0	507.6	172.7	1,198.3	—	14.9	—	(2.5)	1,210.7
Total utility revenues	1,585.7	507.6	172.7	2,266.0	—	14.9	—	(2.5)	2,278.4
Other non-utility revenues	—	—	3.9	3.9	—	7.1	1.3	(0.7)	11.6
Total revenues from contracts with customers	1,585.7	507.6	176.6	2,269.9	—	22.0	1.3	(3.2)	2,290.0
Other operating revenues	3.4	(0.3)	(6.7)	(3.6)	—	96.1	0.1	(96.1)	(3.5)
Total operating revenues	$1,589.1	$507.3	$169.9	$2,266.3	$—	$118.1	$1.4	$(99.3)	$2,286.5

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class for the current period:

(in millions)	Electric Utility Operating Revenues
Three Months Ended March 31, 2018
Residential	$384.3
Small commercial and industrial	330.7
Large commercial and industrial	203.9
Other	7.7
Total retail revenues	926.6
Wholesale	54.9
Resale	73.8
Steam	9.7
Other utility revenues	2.7
Total electric utility operating revenues	$1,067.7

Electricity sales to residential and commercial and industrial customers are generally accomplished through requirements contracts, which provide for the delivery of as much electricity as the customer needs. These contracts represent discrete deliveries of electricity and consist of one distinct performance obligation satisfied over time, as the electricity is delivered and consumed by the customer simultaneously. For our Wisconsin residential and commercial and industrial customers and the majority of our Michigan residential and commercial and industrial customers, our performance obligation is bundled and consists of both the sale and the delivery of the electric commodity. In our Michigan service territory, a limited number of residential and commercial and industrial customers can purchase the commodity from a third party. In this case, the delivery of the electricity represents our sole performance obligation. The rates, charges, terms, and conditions of service for sales to these customers are included in tariffs that have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component using an output method based on the quantity of electricity delivered each month.

03/31/2018 Form 10-Q	9	WEC Energy Group, Inc.

Wholesale customers who resell power can choose to either bundle capacity and electricity services together under one contract with a supplier or purchase capacity and electricity separately from multiple suppliers. Furthermore, wholesale customers can choose to have our utilities provide generation to match the customer's load, similar to requirements contracts, or they can purchase specified quantities of electricity and capacity. The rates, charges, terms and conditions of service for sales to wholesale customers are included in tariffs that have been approved by the FERC. Contracts with wholesale customers that include capacity bundled with the delivery of electricity contain two performance obligations, as capacity and electricity are often transacted separately in the marketplace at the wholesale level. When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Electricity is the primary product sold by our electric utilities and represents a single performance obligation satisfied over time through discrete deliveries to a customer. Revenue from electricity sales is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of an electric generating facility and conveys the ability to call on a plant to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis.

We are an active participant in the MISO Energy Markets, where we bid our generation into the Day Ahead and Real Time markets and procure electricity for our retail and wholesale customers at prices determined by the MISO Energy Markets. Purchase and sale transactions are recorded using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded as purchased power in cost of sales and net sales in a single hour are recorded as resale revenues. For resale revenues, our performance obligation is created only when electricity is sold into the MISO Energy Markets.

For all of our customers, consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility's costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual current year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

Natural Gas Utility Operating Revenues

The following table disaggregates natural gas utility operating revenues into customer class for the current period:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operations
Three Months Ended March 31, 2018
Residential	$356.7	$332.6	$123.2	$812.5
Commercial and industrial	187.9	109.4	64.7	362.0
Total retail revenues	544.6	442.0	187.9	1,174.5
Transport	21.0	77.7	9.9	108.6
Other utility revenues *	(47.6)	(12.1)	(25.1)	(84.8)
Total natural gas utility operating revenues	$518.0	$507.6	$172.7	$1,198.3

*	Includes amounts (refunded to) collected from customers for purchased gas adjustment costs.

We recognize natural gas utility operating revenues under requirements contracts with residential, commercial and industrial, and transportation customers served under the tariffs of our regulated utilities. Tariffs provide our customers with the standard terms and conditions, including rates, related to the services offered. Requirements contracts provide for the delivery of as much natural gas as the customer needs. These requirements contracts represent discrete deliveries of natural gas and constitute a single performance obligation satisfied over time. Our performance obligation is both created and satisfied with the transfer of control of natural gas upon delivery to the customer. For most of our customers, natural gas is delivered and consumed by the customer simultaneously. A performance obligation can be bundled to consist of both the sale and the delivery of the natural gas commodity. In certain of our service territories, customers can purchase the commodity from a third party. In this case, the performance obligation only includes the delivery of the natural gas to the customer.

03/31/2018 Form 10-Q	10	WEC Energy Group, Inc.

The transaction price of the performance obligations is valued using rates in the tariffs of our regulated utilities, which have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component using an output method based on natural gas delivered each month.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

(in millions)	Three Months Ended March 31, 2018
We Power revenues	$6.4
Appliance service revenues	3.9
Distributed renewable solar project revenues	1.3
Total other non-utility operating revenues	$11.6

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as deferred revenue, and we continually amortize the deferred carrying costs to revenues over the life of the plants to better match the costs of owning the plant while we are providing service to our customers. During the three months ended March 31, 2018, we recorded $6.4 million of revenue related to these deferred carrying costs, which were included in the contract liability balance at the beginning of the period. This contract liability is presented as deferred revenue, net on our balance sheets.

Non-utility operating revenues are derived primarily from servicing appliances for customers at MERC. These contracts customarily have a duration of one year or less and consist of a single performance obligation satisfied over time. We use a time-based output method to recognize revenues monthly for the service fee.

Revenues from distributed renewable solar projects consist primarily of sales of renewable energy and solar renewable energy certificates (SRECs) generated by WPS Power Development, LLC. The sale of SRECs is a distinct performance obligation as they are often sold separately from the renewable energy generated. Although the performance obligation for the sale of renewable energy is recognized over time and the performance obligation for SRECs is recognized at a point-in-time, the timing of revenue recognition is the same and occurs as renewable energy is generated.

Other Operating Revenues

Other operating revenues consist primarily of the following:

(in millions)	Three Months Ended March 31, 2018
Alternative revenues *	$(16.1)
Late payment charges	11.4
Leases	1.2
Total other operating revenues	$(3.5)

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms and wholesale true-ups, as discussed below.

03/31/2018 Form 10-Q	11	WEC Energy Group, Inc.

Alternative Revenues

Alternative revenues are created from programs authorized by regulators that allow our utilities to record additional revenues by adjusting rates in the future, usually as a surcharge applied to future billings, in response to past activities or completed events. Alternative revenue programs allow compensation for the effects of weather abnormalities, other external factors, or demand side management initiatives. Alternative revenue programs can also provide incentive awards if the utility achieves certain objectives and in other limited circumstances. We record alternative revenues when the regulator-specified conditions for recognition have been met. We reverse these alternative revenues as the customer is billed, at which time this revenue is presented as revenues from contracts with customers.

Below is a summary of the alternative revenue programs at our utilities:

•
The rates of PGL, NSG, and MERC include decoupling mechanisms. These mechanisms differ by state and allow the utilities to recover or refund the differences between actual and authorized margins for certain customers.

•	MERC’s rates include a conservation improvement program rider, which includes a financial incentive for meeting energy savings goals.

•
WE and WPS provide wholesale electric service to customers under market-based rates and FERC formula rates. The customer is charged a base rate each year based upon a formula using prior year actual costs and customer demand. A true-up is calculated based on the difference between the amount billed to customers for the demand component of their rates and what the actual cost of service was for the year. The true-up can result in an amount that we will recover or refund to the customer. We consider the true-up portion of the wholesale electric revenues to be alternative revenues.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have announced the retirement of the plants identified below. The net book value of these plants was classified as plant to be retired within property, plant, and equipment on our balance sheet at March 31, 2018. In addition, severance expense in the amount of $29.4 million was recorded within the Wisconsin segment in 2017 related to these announced plant retirements.

Pleasant Prairie Power Plant

As a result of a MISO ruling in December 2017, the Pleasant Prairie power plant was retired effective April 10, 2018. Retirement of the Pleasant Prairie power plant was considered probable at March 31, 2018. The net book value of this generating unit was $674.1 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is included in rate base, and WE continues to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. The physical dismantlement of the plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 19, Commitments and Contingencies, for more information.

Presque Isle Power Plant

In October 2017, the MPSC approved UMERC’s application to construct and operate approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. The new units are expected to begin commercial operation by mid-2019. Upon receiving the MPSC's approval, retirement of the PIPP generating units became probable. As a result of a MISO ruling received in April 2018, the PIPP units must be retired no later than May 31, 2019. The net book value of these units was $188.7 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, for more information.

Pulliam Power Plant

WPS anticipates retiring Pulliam generating units 7 and 8 near the end of 2018 when certain transmission lines are completed. Retirement of the Pulliam generating units was probable at March 31, 2018. The net book value of these generating units was $43.6 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance

03/31/2018 Form 10-Q	12	WEC Energy Group, Inc.

sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 19, Commitments and Contingencies, for more information.

Edgewater Unit 4

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, retirement of the Edgewater 4 generating unit was probable at March 31, 2018. The plant must be retired by September 30, 2018. The net book value of WPS's ownership share of this generating unit was $12.7 million at March 31, 2018, and was classified as plant to be retired within property, plant, and equipment on our balance sheet. This unit is included in rate base, and WPS continues to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 19, Commitments and Contingencies, for more information regarding the Consent Decree.

NOTE 6—COMMON EQUITY

Stock-Based Compensation

During the first quarter of 2018, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	710,710
Restricted shares (2)	156,340
Performance units	217,560

(1)	Stock options awarded had a weighted-average exercise price of $65.60 and a weighted-average grant date fair value of $7.71 per option.

(2)	Restricted shares awarded had a weighted-average grant date fair value of $64.20 per share.

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
See Note 9, Common Equity, in our 2017 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On April 19, 2018, our Board of Directors declared a quarterly cash dividend of $0.5525 per share, payable on June 1, 2018, to shareholders of record on May 14, 2018.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2018	December 31, 2017
Commercial paper
Amount outstanding	$1,200.3	$1,444.6
Weighted-average interest rate on amounts outstanding	2.24%	1.77%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2018, was $1,254.4 million with a weighted-average interest rate during the period of 1.90%.

03/31/2018 Form 10-Q	13	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these facilities:

(in millions)	Maturity	March 31, 2018
WEC Energy Group	October 2022	$1,200.0
WE	October 2022	500.0
WPS	October 2022	400.0
WG	October 2022	350.0
PGL	October 2022	350.0
Total short-term credit capacity		$2,800.0
Less:
Letters of credit issued inside credit facilities		$1.2
Commercial paper outstanding		1,200.3
Available capacity under existing agreements		$1,598.5

NOTE 8—LONG-TERM DEBT

Integrys Holding, Inc.

In April 2018, Integrys issued a notice to redeem at par all $114.9 million outstanding of its 2006 Junior Subordinated Notes due December 1, 2066. The redemption will be effective May 14, 2018. As a result, the $114.9 million outstanding balance was included in the current portion of long-term debt on our balance sheet at March 31, 2018.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2018	December 31, 2017
Natural gas in storage	$34.8	$209.0
Materials and supplies	213.7	211.2
Fossil fuel	127.5	118.8
Total	$376.0	$539.0

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2018, we had a temporary LIFO liquidation credit of $35.6 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 10—INCOME TAXES

The provision for income taxes for the quarter ended March 31, 2018, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Amount	Effective Tax Rate
Statutory federal income tax	$100.5	21.0%
State income taxes net of federal tax benefit	29.9	6.2%
Federal tax reform	(15.5)	(3.2)%
Tax repairs	(25.5)	(5.3)%
Other	(1.1)	(0.3)%
Total income tax expense	$88.3	18.4%

03/31/2018 Form 10-Q	14	WEC Energy Group, Inc.

The effective tax rate of 18.4% for the first quarter of 2018 differs from the United States statutory federal income tax rate of 21% primarily due to the impact of the Tax Legislation and the flow through of tax repairs in connection with the Wisconsin rate settlement, partially offset by state income taxes. The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and begin to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see Federal tax reform line above). See Note 21, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate settlement.

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

NOTE 11—FAIR VALUE MEASUREMENTS

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. We use a mid-market pricing convention (the mid-point between bid and ask prices) as a practical measure for valuing certain derivative assets and liabilities. We primarily use a market approach for recurring fair value measurements and attempt to use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

We recognize transfers between levels of the fair value hierarchy at their value as of the end of the reporting period.

03/31/2018 Form 10-Q	15	WEC Energy Group, Inc.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.7	$0.5	$—	$2.2
Petroleum products contracts	0.6	—	—	0.6
FTRs	—	—	1.5	1.5
Coal contracts	—	1.1	—	1.1
Total derivative assets	$2.3	$1.6	$1.5	$5.4

Investments held in rabbi trust	$103.6	$—	$—	$103.6

Derivative liabilities
Natural gas contracts	$3.4	$1.4	$—	$4.8
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$3.4	$1.7	$—	$5.1

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.8	$3.9	$—	$5.7
Petroleum products contracts	1.2	—	—	1.2
FTRs	—	—	4.4	4.4
Coal contracts	—	1.1	—	1.1
Total derivative assets	$3.0	$5.0	$4.4	$12.4

Investments held in rabbi trust	$120.7	$—	$—	$120.7

Derivative liabilities
Natural gas contracts	$7.0	$3.8	$—	$10.8
Coal contracts	—	0.8	—	0.8
Total derivative liabilities	$7.0	$4.6	$—	$11.6

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. As we do not intend to sell the investments in the near term, they are included in other long-term assets on our balance sheets. For the three months ended March 31, 2018 and 2017, the net unrealized (losses) and gains included in earnings related to the investments held at the end of the period were $(3.1) million and $5.2 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2018	2017
Balance at the beginning of the period	$4.4	$5.1
Settlements	(2.9)	(3.4)
Balance at the end of the period	$1.5	$1.7

03/31/2018 Form 10-Q	16	WEC Energy Group, Inc.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$29.1	$30.4	$30.5
Long-term debt, including current portion *	9,549.3	10,054.5	9,561.7	10,341.9

*	The carrying amount of long-term debt excludes capital lease obligations of $26.1 million and $27.0 million at March 31, 2018 and December 31, 2017, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

NOTE 12—DERIVATIVE INSTRUMENTS

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

The following table shows our derivative assets and derivative liabilities:

	March 31, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$2.2	$3.7	$5.6	$9.4
Petroleum products contracts	0.6	—	1.2	—
FTRs	1.5	—	4.4	—
Coal contracts	0.8	0.3	0.6	0.6
Total other current *	$5.1	$4.0	$11.8	$10.0

Other long-term
Natural gas contracts	$—	$1.1	$0.1	$1.4
Coal contracts	0.3	—	0.5	0.2
Total other long-term *	$0.3	$1.1	$0.6	$1.6
Total	$5.4	$5.1	$12.4	$11.6

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	48.1 Dth	$(5.2)	34.1 Dth	$(0.3)
Petroleum products contracts	2.1 gallons	0.5	4.9 gallons	(0.5)
FTRs	8.2 MWh	3.7	9.2 MWh	3.0
Total		$(1.0)		$2.2

03/31/2018 Form 10-Q	17	WEC Energy Group, Inc.

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2018 and December 31, 2017, we had posted cash collateral of $11.8 million and $16.2 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2018			December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$5.4	$5.1		$12.4	$11.6
Gross amount not offset on the balance sheet	(2.1)	(3.7)	(1)	(4.9)	(9.0)	(2)
Net amount	$3.3	$1.4		$7.5	$2.6

(1)	Includes cash collateral posted of $1.6 million.

(2)	Includes cash collateral posted of $4.1 million.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a net liability position was $1.1 million and $3.7 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, we had not posted any collateral related to the credit risk-related contingent features of these commodity instruments. If all of the credit risk-related contingent features contained in derivative instruments in a net liability position had been triggered at March 31, 2018 and December 31, 2017, we would have been required to post collateral of $1.5 million and $2.7 million, respectively.

NOTE 13—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at March 31, 2018	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$8.1	$8.1	$—	$—
Standby letters of credit (2)	71.4	46.0	25.4	—
Surety bonds (3)	9.8	9.7	0.1	—
Other guarantees (4)	11.1	0.5	—	10.6
Total guarantees	$100.4	$64.3	$25.5	$10.6

(1)	Consists of $8.1 million to support the business operations of Bluewater.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)	Consists of $11.1 million related to other indemnifications, for which a liability of $10.6 million related to workers compensation coverage was recorded on our balance sheets.

03/31/2018 Form 10-Q	18	WEC Energy Group, Inc.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans.

	Pension Costs
	Three Months Ended March 31
(in millions)	2018	2017
Service cost	$12.0	$11.7
Interest cost	28.3	31.2
Expected return on plan assets	(49.6)	(49.6)
Loss on plan settlement	0.4	—
Amortization of prior service cost	0.7	0.7
Amortization of net actuarial loss	23.1	21.9
Net periodic benefit cost	$14.9	$15.9

	OPEB Costs
	Three Months Ended March 31
(in millions)	2018	2017
Service cost	$6.2	$6.3
Interest cost	7.5	8.5
Expected return on plan assets	(14.9)	(13.7)
Amortization of prior service credit	(3.8)	(2.8)
Amortization of net actuarial loss	0.3	1.5
Net periodic benefit credit	$(4.7)	$(0.2)

During the three months ended March 31, 2018, we made contributions and payments of $3.7 million related to our pension plans and $1.6 million related to our OPEB plans. We expect to make contributions and payments of $8.5 million related to our pension plans and $7.9 million related to our OPEB plans during the remainder of 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the quarters ended March 31, 2018 and 2017, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service cost components in other income, net. For the quarters ended March 31, 2018 and 2017, the non-service cost components of net benefit cost were in a net credit position, in the amount of $(7.2) million and $(2.6) million, respectively. The $(2.6) million related to the first quarter of 2017 was reclassified from other operation and maintenance to other income, net on our income statements.

As required by ASU 2017-07, our income statements for the years ended December 31, 2017, 2016, and 2015 were retroactively restated from what was previously presented in our 2017 Annual Report on Form 10-K. The impacts to our income statements from adoption of this standard are reflected in the table below.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption	Form 10-K Income Statement	Impact of ASU 2017-07	Income Statement After Adoption
Operating expenses
Other operation and maintenance	$2,047.0	$9.1	$2,056.1	$2,185.5	$(14.2)	$2,171.3	$1,709.3	$1.4	$1,710.7

Other expense
Other income, net	64.6	9.1	73.7	80.8	(14.2)	66.6	58.9	1.4	60.3

03/31/2018 Form 10-Q	19	WEC Energy Group, Inc.

In addition, under ASU 2017-07, only the service cost component of net periodic benefit cost is eligible for capitalization to property, plant, and equipment. In prior periods, a portion of all net benefit cost components was capitalized to property, plant, and equipment. As required, this amendment was applied prospectively, beginning January 1, 2018. As a result of the application of accounting principles for rate regulated entities, the non-service cost components of the net benefit cost that are no longer eligible for capitalization under this standard, but are capitalized under the regulatory framework, will be presented as regulatory assets or liabilities rather than property, plant, and equipment.

NOTE 15—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the three months ended March 31, 2018:

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance as of January 1, 2018	$2,104.3	$758.7	$183.2	$7.3	$3,053.5
Adjustment to Bluewater purchase price allocation (1)	—	—	—	(0.7)	(0.7)
Goodwill balance as of March 31, 2018 (2)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)	See Note 2, Acquisitions, for more information on the acquisition of Bluewater.

(2)	We had no accumulated impairment losses related to our goodwill as of March 31, 2018.

NOTE 16—INVESTMENT IN TRANSMISSION AFFILIATES

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

	Three Months Ended March 31, 2018
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period *	$1,515.8	$37.6	$1,553.4
Add: Earnings (loss) from equity method investment	33.4	(0.6)	32.8
Add: Capital contributions	12.0	0.8	12.8
Less: Other	0.1	—	0.1
Balance at end of period	$1,561.1	$37.8	$1,598.9

*	Distributions of $39.9 million, received in the first quarter of 2018, were approved and recorded as a receivable from ATC in other current assets at December 31, 2017.

	Three Months Ended March 31, 2017
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period *	$1,443.9	$—	$1,443.9
Add: Earnings (loss) from equity method investment	47.7	(5.8)	41.9
Add: Capital contributions	24.1	3.5	27.6
Less: Other	0.1	—	0.1
Balance at end of period	$1,515.6	$(2.3)	$1,513.3

*	Distributions of $35.2 million, received in the first quarter of 2017, were approved and recorded as a receivable from ATC in other current assets at December 31, 2016.

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

03/31/2018 Form 10-Q	20	WEC Energy Group, Inc.

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2018	2017
Charges to ATC for services and construction	$4.6	$4.2
Charges from ATC for network transmission services	84.5	87.3
Refund from ATC per FERC ROE order	—	28.3

Our balance sheets included the following receivables and payables related to ATC:

(in millions)	March 31, 2018	December 31, 2017
Accounts receivable
Services provided to ATC	$1.8	$1.5
Other current assets
Dividends receivable from ATC	—	39.9
Accounts payable
Services received from ATC	24.0	31.2

Summarized financial data for ATC is included in the following tables:

	Three Months Ended March 31
(in millions)	2018	2017
Income statement data
Operating revenues	$165.4	$174.7
Operating expenses	84.9	82.7
Other expense, net	27.6	26.1
Net income	$52.9	$65.9

(in millions)	March 31, 2018	December 31, 2017
Balance sheet data
Current assets	$84.7	$87.7
Noncurrent assets	4,681.7	4,598.9
Total assets	$4,766.4	$4,686.6

Current liabilities	$473.3	$767.2
Long-term debt	2,065.3	1,790.6
Other noncurrent liabilities	266.4	240.3
Shareholders' equity	1,961.4	1,888.5
Total liabilities and shareholders' equity	$4,766.4	$4,686.6

NOTE 17—SEGMENT INFORMATION

At March 31, 2018, we reported six segments, which are described below.

•	The Wisconsin segment includes the electric and natural gas utility operations of WE, WG, WPS, and UMERC.

•	The Illinois segment includes the natural gas utility and non-utility operations of PGL and NSG.

•	The other states segment includes the natural gas utility and non-utility operations of MERC and MGU.

•
The electric transmission segment includes our approximate 60% ownership interest in ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects, and our approximate 75% ownership interest in ATC Holdco, which invests in transmission-related projects outside of ATC's traditional footprint.

03/31/2018 Form 10-Q	21	WEC Energy Group, Inc.

•	The non-utility energy infrastructure segment includes We Power, which owns and leases generating facilities to WE, and Bluewater, which owns underground natural gas storage facilities in Michigan.

•
The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Bostco, Wisvest LLC, Wisconsin Energy Capital Corporation, WBS, and WPS Power Development LLC. In the first quarter of 2017, we sold substantially all of the remaining assets of Bostco. See Note 3, Disposition, for more information on this sale.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2018 and 2017:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
March 31, 2018
External revenues	$1,589.1	$507.3	$169.9	$2,266.3	$—	$18.8	$1.4	$—	$2,286.5
Intersegment revenues	—	—	—	—	—	99.3	—	(99.3)	—
Other operation and maintenance	468.5	112.2	26.6	607.3	—	1.7	(0.3)	(96.8)	511.9
Depreciation and amortization	135.1	40.9	6.6	182.6	—	18.3	7.7	—	208.6
Operating income (loss)	273.7	147.6	36.2	457.5	—	93.0	(5.4)	—	545.1
Equity in earnings of transmission affiliates	—	—	—	—	32.8	—	—	—	32.8
Interest expense	49.4	12.3	2.1	63.8	—	16.1	28.0	(1.2)	106.7

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
March 31, 2017
External revenues	$1,612.1	$525.3	$157.9	$2,295.3	$—	$6.3	$2.9	$—	$2,304.5
Intersegment revenues	—	—	—	—	—	109.0	—	(109.0)	—
Other operation and maintenance *	465.7	119.6	28.2	613.5	—	0.4	(0.4)	(109.0)	504.5
Depreciation and amortization	129.3	36.2	6.0	171.5	—	17.5	5.6	—	194.6
Operating income (loss) *	329.5	156.7	33.5	519.7	—	97.4	(2.4)	—	614.7
Equity in earnings of transmission affiliates	—	—	—	—	41.9	—	—	—	41.9
Interest expense	48.7	11.1	2.3	62.1	—	15.3	29.1	(1.8)	104.7

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 14, Employee Benefits, for more information on this new standard.

NOTE 18—VARIABLE INTEREST ENTITIES

The primary beneficiary of a variable interest entity must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in variable interest entities.

03/31/2018 Form 10-Q	22	WEC Energy Group, Inc.

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but that consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. We account for ATC as an equity method investment. The significant assets and liabilities related to ATC recorded on our balance sheets were our equity investment, distributions receivable, and accounts payable. At March 31, 2018 and December 31, 2017, our equity investment was $1,561.1 million and $1,515.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had a receivable of $39.9 million recorded at December 31, 2017 for distributions from ATC. We also had $24.0 million and $31.2 million of accounts payable due to ATC at March 31, 2018 and December 31, 2017, respectively, for network transmission services.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but that consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. We account for ATC Holdco as an equity method investment. The only significant asset or liability related to ATC Holdco recorded on our balance sheets was our equity investment of $37.8 million and $37.6 million at March 31, 2018 and December 31, 2017, respectively. Our equity investment approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 16, Investment in Transmission Affiliates, for more information.

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

We have approximately $67.7 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the three months ended March 31, 2018 and 2017 were $4.7 million and $4.5 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 19—COMMITMENTS AND CONTINGENCIES

We and our subsidiaries have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

Our electric utilities have obligations to distribute and sell electricity to their customers, and our natural gas utilities have obligations to distribute and sell natural gas to their customers. The utilities expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of March 31, 2018, including those of our subsidiaries, were $11,473.4 million. This amount excludes WPS's purchase obligations under a power purchase agreement with Forward Wind Energy Center, as the agreement was terminated on April 2, 2018, in connection with the acquisition of the facility. See Note 2, Acquisitions, for more information.

03/31/2018 Form 10-Q	23	WEC Energy Group, Inc.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, nitrogen oxide, fine particulates, mercury, and GHGs; water intake and discharges; disposal of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Air Quality

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 NAAQS. In December 2017, the EPA informed Wisconsin of its intended area designations of all the counties along Wisconsin's Lake Michigan shoreline, except Brown, Kewaunee, Marinette, and Oconto Counties, as either partial or full nonattainment. Waukesha and Washington counties were also included due to the counties being in the Milwaukee combined statistical area. The EPA issued final nonattainment area designations on May 1, 2018. The final designations differ significantly from the intended nonattainment areas EPA proposed late in December 2017. The following counties were designated as partial nonattainment: Manitowoc, Sheboygan, Northern Milwaukee/Ozaukee shoreline, and Kenosha. Racine, Waukesha, and Washington counties will be designated attainment/unclassifiable. For nonattainment areas, the state of Wisconsin will have to develop a state implementation plan to bring the areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, a proposed federal plan and model trading rules as alternatives or guides to state compliance plans, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. The D.C. Circuit Court of Appeals denied the stay request, but in February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and, to the extent that further appellate review is sought, at the Supreme Court. The D.C. Circuit Court of Appeals heard one case in September 2016, and the other case is still pending. In April 2017, pursuant to motions made by the EPA, the D.C. Circuit Court of Appeals ordered the cases to be held in abeyance. Supplemental briefs were provided addressing whether the cases should be remanded to the EPA rather than held in abeyance. The EPA argued that the cases should continue to be held in abeyance pending the conclusion of the EPA's review of the CPP and any resulting rulemaking.

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

In March 2017, President Trump issued an executive order that, among other things, specifically directs the EPA to review, and if appropriate, initiate proceedings to suspend, revise, or rescind the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. As a result of this order and related EPA review, as well as the ongoing legal proceedings, the timelines for the GHG emission reduction goals and all other aspects of the CPP are uncertain. In April 2017, the EPA withdrew the proposed rule for a federal plan and model trading rules that were published in October 2015 for use in developing state plans to implement the CPP or for use in states where a plan is not submitted or approved. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017 the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. In addition, the Governor of Wisconsin issued an executive order in February 2016, which prohibits state agencies, departments, boards, commissions, or other state entities from developing or promoting the development of a state plan to implement the CPP.

03/31/2018 Form 10-Q	24	WEC Energy Group, Inc.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We have implemented and continue to evaluate numerous options in order to meet our CO2 reduction goal, such as increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of our generation reshaping plan, we expect to retire 1,800 MW of coal generation by 2020, including Pleasant Prairie power plant (now retired), PIPP, Pulliam power plant, and the jointly-owned Edgewater Unit 4 generation units. See Note 5, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goal, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

We are required to report our CO2 equivalent emissions from our electric generating facilities under the EPA Greenhouse Gases Reporting Program. For 2017, we reported aggregated CO2 equivalent emissions of 29.2 million metric tonnes to the EPA. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas utilities distribute and sell. For 2017, we reported aggregated CO2 equivalent emissions of 26.6 million metric tonnes to the EPA.

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

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Pulliam Units 7 and 8, satisfy the IM BTA requirements. We plan to retire Pulliam Units 7 and 8 as early as late 2018. Therefore, we are not planning to make alterations to the existing water intake at Pulliam Units 7 and 8. Based on the reissued WPDES permit for Weston, the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

BTA determinations must also be made by the WDNR and MDEQ to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our intake modification at Valley Power Plant. There has also been an interim EM BTA determination made by the WDNR as part of the reissued WPDES permit for Weston Units 3 and 4 and we intend to extrapolate these results to assess Weston Unit 2. The entrainment study and other technical information will be used by the DNR to make a final 316(b) determination during the next five year WPDES permit term. At this time, we expect that the WDNR will conclude that the existing cooling tower systems for Weston Units 3 and 4 are BTA for both impingement and entrainment reduction. In addition, the WDNR has initially indicated that based on the low capacity utilization of Weston Unit 2, no impingement mortality reduction technology will be required and further entrainment reduction will not be necessary. Due to our plans to retire Pulliam Units 7 and 8, PIPP, and Pleasant Prairie power plant (now retired), we do not believe that BTA determinations for EM will be necessary for these units. Although we currently believe that existing technologies at PWGS, and OC 5 through OC 8 satisfy the EM BTA requirements, BTA determinations to address EM reduction requirements will not be made until discharge permits are renewed for these units. Until that time, we cannot yet determine what, if any, intake structure or operational modifications will be required to meet the new EM BTA requirements for these units. During 2018, we will continue to evaluate options to address the EM BTA requirements for these units.

03/31/2018 Form 10-Q	25	WEC Energy Group, Inc.

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

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule ("Postponement Rule") to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

The final rule would phase in new or more stringent requirements related to limits of arsenic, mercury, selenium, and nitrogen in wastewater discharged from wet scrubber systems. New requirements for wet scrubber wastewater treatment would require additional zero liquid discharge or other advanced treatment capital improvements for the OCPP and ERGS. The rule also would require dry fly ash handling, which is already in place at all of our power plants. Dry bottom ash transport systems are required by the new rule, and modifications would be required at OC 7, OC 8, and Weston Unit 3. We are beginning preliminary engineering for compliance with the rule and estimate approximately $70 million would be required to design and install these advanced treatment and bottom ash transport systems. This estimate reflects the planned retirements of certain of our generation plants as a result of our generation reshaping plan discussed in Climate Change above.

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

03/31/2018 Form 10-Q	26	WEC Energy Group, Inc.

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	March 31, 2018	December 31, 2017
Regulatory assets	$668.2	$676.6
Reserves for future remediation	617.2	617.2

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

WPS anticipates retiring Pulliam generating units 7 and 8 near the end of 2018 when certain transmission lines are completed. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

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

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, retirement of the Edgewater 4 generating unit was probable at March 31, 2018. The plant must be retired by September 30, 2018. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2018	2017
Cash (paid) for interest, net of amount capitalized	$(68.5)	$(56.6)
Cash received for income taxes, net	0.3	8.9
Significant non-cash transactions
Accounts payable related to construction costs	74.9	116.4
Portion of Bostco real estate holdings sale financed with note receivable *	—	7.0
Amortization of deferred revenue	6.3	6.2

*	See Note 3, Disposition, for more information on this sale.

Effective January 1, 2018, we adopted ASU 2016-18, Restricted Cash. Under this ASU, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-the period total amounts shown on the statements of cash flows. As a result, we no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statements of cash flows. Instead, changes in restricted cash are classified as either operating activities, investing activities or financing activities.

03/31/2018 Form 10-Q	27	WEC Energy Group, Inc.

The majority of our restricted cash consists of amounts held in the Integrys rabbi trust, which are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments. The adoption of ASU 2016-18 resulted in an increase of $7.5 million in net cash flows used by investing activities from what was previously reported for the quarter ended March 31, 2017.

See the following table for a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets to the sum of the total of the same amounts shown in the statements of cash flows at March 31.

(in millions)	2018	2017
Cash and cash equivalents	$48.1	$45.7
Restricted cash included in other current assets	—	0.8
Restricted cash included in other long term assets	23.6	26.9
Cash, cash equivalents, and restricted cash	$71.7	$73.4

Our statements of cash flows for the years ended December 31, 2017, 2016, and 2015 were retroactively restated from what was previously presented in our 2017 Annual Report on Form 10-K to reflect the adoption of ASU 2016-18. The impacts to our statements of cash flows from adoption of this standard are reflected in the table below.

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
(in millions)	2017 Form 10-K Cash Flows	Impact of ASU 2016-18	Cash Flows After Adoption	2017 Form 10-K Cash Flows	Impact of ASU 2016-18	Cash Flows After Adoption	2017 Form 10-K Cash Flows	Impact of ASU 2016-18	Cash Flows After Adoption
Operating Activities
Change in –
Other current assets	$(6.0)	$(1.1)	$(7.1)	$103.1	$0.1	$103.2	$(27.2)	$—	$(27.2)
Other, net	(197.5)	0.1	(197.4)	(53.8)	0.2	(53.6)	(209.1)	1.5	(207.6)
Net cash provided by operating activities	2,079.6	(1.0)	2,078.6	2,103.5	0.3	2,103.8	1,293.6	1.5	1,295.1

Investing Activities
Withdrawal of restricted cash from rabbi trust for qualifying payments	19.5	(19.5)	—	26.6	(26.6)	—	1.4	(1.4)	—
Proceeds from the sale of investments held in rabbi trust	—	8.7	8.7	—	1.7	1.7	—	126.9	126.9
Purchase of investments held in rabbi trust	—	(3.7)	(3.7)	—	(59.2)	(59.2)	—	(60.2)	(60.2)
Integrys acquisition, net of cash acquired	—	—	—	—	—	—	(1,329.9)	30.8	(1,299.1)
Other, net	12.0	—	12.0	3.0	—	3.0	57.0	(1.2)	55.8
Net cash used in investing activities	(2,239.6)	(14.5)	(2,254.1)	(1,270.1)	(84.1)	(1,354.2)	(2,517.5)	94.9	(2,422.6)

Financing Activities
Other, net	(6.5)	—	(6.5)	(13.6)	—	(13.6)	(18.9)	22.6	3.7
Net cash provided by (used in) financing activities	161.4	—	161.4	(845.7)	—	(845.7)	1,211.8	22.6	1,234.4

Net change in cash, cash equivalents, and restricted cash	1.4	(15.5)	(14.1)	(12.3)	(83.8)	(96.1)	(12.1)	119.0	106.9
Cash, cash equivalents, and restricted cash at beginning of period	37.5	35.2	72.7	49.8	119.0	168.8	61.9	—	61.9
Cash, cash equivalents, and restricted cash at end of period	$38.9	$19.7	$58.6	$37.5	$35.2	$72.7	$49.8	$119.0	$168.8

03/31/2018 Form 10-Q	28	WEC Energy Group, Inc.

Effective January 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. There are eight main provisions of this ASU for which current GAAP either was unclear or did not include specific guidance. The adoption of this guidance had no impact on our financial statements for the quarters ended March 31, 2018 and 2017.

ASU 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. We adopted the cumulative earnings approach for classifying distributions received in the statements of cash flows. Under the cumulative earnings approach, we compare the distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. We did not receive any excess distributions for the quarters ended March 31, 2018 and 2017.

NOTE 21—REGULATORY ENVIRONMENT

Tax Cuts and Jobs Act of 2017

WEC Energy Group's regulated utilities deferred for return to ratepayers, through future refunds, bill credits, riders, or reductions in other regulatory assets, the estimated tax benefit of $2,450 million related to the Tax Legislation that was signed into law in December 2017. This tax benefit resulted from the revaluation of deferred taxes in December 2017. The current 2018 tax benefit related to the Tax Legislation, which reduced the corporate federal tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018, is also being deferred for return to ratepayers.

We have not received a written order in any of our jurisdictions addressing the refunding of these amounts to date other than the rider approved in Illinois. See Variable Income Tax Adjustment Rider below for more information on this Illinois rider. Our proposed approach for the remaining jurisdictions is outlined below.

Wisconsin

In April 2018, the PSCW issued a preliminary determination regarding the benefits associated with the Tax Legislation. For our Wisconsin electric utility operations, the PSCW indicated that 80% of the current 2018 and 2019 tax benefits should be used to reduce certain regulatory assets at WE and WPS, with the remaining 20% returned to electric customers in the form of bill credits. For our Wisconsin natural gas utility operations, the PSCW indicated that 100% of current 2018 and 2019 tax benefits should be returned to natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting for our electric utilities should be used to reduce certain regulatory assets, while the timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes was not addressed and will be determined in a future rate proceeding. Until we receive the final written order, the specific terms are subject to change.
Michigan

In February 2018, the MPSC issued an order requiring Michigan utilities to make three filings related to the Tax Legislation. The first of those filings, which was filed in March 2018, prospectively addresses the impact on base rates for the change in tax expense resulting from the federal tax rate reduction from 35% to 21%. For UMERC and MGU, the proposed approach is to provide a volumetric bill credit, subject to reconciliation and true up. The second filing will be due 30 days after the MPSC issues an order on the first filing and is required to address the impact on base rates for the change in tax expense resulting from the federal tax rate reduction from 35% to 21% from January 1, 2018, until the effective date of the initial filing. The third filing, which is due in October 2018, will address the remaining impacts of the Tax Legislation on base rates - most notably the re-measurement of deferred tax balances. UMERC and MGU have not yet made a proposal on the second and third filings.

WE, which serves one retail electric customer in Michigan, has reached a settlement with that customer. That settlement has been filed with the MPSC in March 2018 and addresses all base rate impacts of the Tax Legislation.

Minnesota

MERC is currently in an active rate case for 2018 and expects to address all aspects of the Tax Legislation, including the re-measurement of deferred tax balances, in that rate case. MERC expects that all impacts of the Tax Legislation will be incorporated into base rates when they are approved by the MPUC during the active rate proceeding.

03/31/2018 Form 10-Q	29	WEC Energy Group, Inc.

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

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs at WE during the base rate freeze period by accelerating the recognition of certain tax benefits. WE will flow through the tax benefit of its repair-related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. While WE would typically follow the normalization accounting method and utilize the tax benefits of the deferred tax liabilities in rate making as an offset to rate base, benefiting customers over time, the federal tax code does allow for passing these tax repair-related benefits to ratepayers much sooner using the flow through accounting method. The flow through treatment of the repair related deferred tax liabilities offsets the negative income statement impact of holding the regulatory assets level, resulting in no change to net income.

The agreement also allows WPS to extend through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level, and other deferrals related to WPS's electric real-time market pricing program and network transmission expenses. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million.

Pursuant to the settlement agreement, WPS also agreed to adopt, beginning in 2018, the earnings sharing mechanism that has been in place for WE and WG since January 2016, and all three utilities agreed to keep the mechanism in place through 2019. Under this earnings sharing mechanism, if WE, WG, or WPS earns above its authorized ROE, 50% of the first 50 basis points of additional utility earnings must be shared with customers. All utility earnings above the first 50 basis points must also be shared with customers.

Acquisition of a Wind Energy Generation Facility in Wisconsin

In October 2017, WPS, along with two other unaffiliated utilities, entered into an agreement to purchase the Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The FERC approved the transaction in January 2018, and the PSCW approved the transaction in March 2018. The transaction closed on April 2, 2018. See Note 2, Acquisitions, for more information.

Natural Gas Storage Facilities in Michigan

In January 2017, we signed an agreement for the acquisition of Bluewater. Bluewater owns natural gas storage facilities in Michigan that are providing approximately one-third of the current storage needs for the natural gas operations of WE, WG, and WPS. As a result of this agreement, WE, WG, and WPS filed a request with the PSCW in February 2017 for a declaratory ruling on various items associated with the storage facilities. In the filing, WE, WG, and WPS requested that the PSCW review and confirm the reasonableness and prudency of their potential long-term storage service agreements and interstate natural gas transportation contracts related to the storage facilities. WE, WG, and WPS also requested approval to amend our Affiliated Interest Agreement to ensure WBS and our other subsidiaries could provide services to the storage facilities. The PSCW granted, subject to various conditions, these declarations and approvals, and we acquired Bluewater on June 30, 2017. In September 2017, WE, WG, and WPS finalized the long-term service agreements for the natural gas storage, which were approved by the PSCW in November 2017. See Note 2, Acquisitions, for more information.

03/31/2018 Form 10-Q	30	WEC Energy Group, Inc.

The Peoples Gas Light and Coke Company and North Shore Gas Company

Illinois Proceedings

In December 2015, the ICC ordered a series of stakeholder workshops to evaluate PGL's SMP. This ICC action did not impact PGL's ongoing work to modernize and maintain the safety of its natural gas distribution system, but it instead provided the ICC with an opportunity to analyze long-term elements of the program through the stakeholder workshops. The workshops were completed in March 2016. In July 2016, the ICC initiated a proceeding to review, among other things, the planning, reporting, and monitoring of the program, including the target end date for the program, and issued a final order in January 2018. The order did not have a significant impact on PGL's existing SMP design and execution. An appeal related to the final order was filed by the Illinois Attorney General in April 2018.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2018, PGL filed its 2017 reconciliation with the ICC, which, along with the 2016 and 2015 reconciliations, are still pending. In February 2018, PGL agreed to a settlement of the 2014 reconciliation, which includes a rate base reduction of $5.4 million and a $4.7 million refund to ratepayers.

As of March 31, 2018, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Variable Income Tax Adjustment Rider

In April 2018, the ICC approved the VITA proposed by PGL and NSG. The VITA recovers or refunds changes in income tax expense resulting from differences in income tax rates and amortization of deferred tax excesses and deficiencies (in accordance with the Tax Legislation) from the amounts used in the Company's last rate case effective January 25, 2018. See Note 10, Income Taxes, for more information.

Minnesota Energy Resources Corporation

2018 Minnesota Rate Case

In October 2017, MERC initiated a rate proceeding with the MPUC to increase retail natural gas rates $12.6 million (5.05%). MERC's request reflected a 10.3% ROE and a common equity component average of 50.9%. In November 2017, the MPUC approved an interim rate order, effective January 1, 2018, authorizing a retail natural gas rate increase of $9.5 million (3.78%). In March 2018, to reflect changes in MERC's effective tax rate as a result of the enactment of the Tax Legislation, the MPUC approved a $2.5 million reduction in interim retail natural gas rates to $7.0 million (2.81%), effective April 1, 2018. The interim rates reflect a 9.1% ROE and a common equity component average of 50.9%. The interim rate increase is subject to refund pending the final written rate order, which is expected in the first half of 2019.

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

03/31/2018 Form 10-Q	31	WEC Energy Group, Inc.

In August 2016, we entered into an agreement with the Tilden Mining Company (Tilden), under which Tilden will purchase electric power from UMERC for its iron ore mine for 20 years, contingent upon UMERC's construction of approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan.

In October 2017, the MPSC approved both the agreement with Tilden and UMERC's application for a certificate of necessity to begin construction of the proposed generation. The estimated cost of this project is $266 million ($277 million with AFUDC), 50% of which is expected to be recovered from Tilden, with the remaining 50% expected to be recovered from UMERC's other utility customers. The new units are expected to begin commercial operation by mid-2019. Upon receiving the MPSC's approval, retirement of the PIPP generating units became probable. As a result of a MISO ruling received in April 2018, the PIPP units must be retired no later than May 31, 2019. Tilden will remain a customer of WE until this new generation begins commercial operation.

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2018 Form 10-Q	32	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our Annual Report on Form 10-K for the year ended December 31, 2017.

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in American Transmission Company LLC (ATC) (a for-profit electric transmission company regulated by the FERC and certain state regulatory commissions), and non-utility energy infrastructure operations through We Power (which owns generation assets in Wisconsin) and Bluewater (which owns underground natural gas storage facilities in Michigan).

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our shareholders and customers by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

The planned reshaping of our generation fleet will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. We expect to retire approximately 1,800 MW of coal generation by 2020, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. Our 1,190 MW Pleasant Prairie power plant was retired in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 5, Property, Plant, and Equipment, for information related to the Pleasant Prairie power plant retirement and planned retirements of certain of our other coal-fueled power plants.

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

•
Upper Michigan Energy Resources Corporation (UMERC), our Michigan electric and natural gas utility, is moving forward with its long-term generation solution for electric reliability in the Upper Peninsula of Michigan. The plan calls for UMERC to construct and operate approximately 180 MW of natural gas-fueled generation located in the Upper Peninsula. The new generation is expected to achieve commercial operation by mid-2019 and provide the region with affordable, reliable electricity that generates less emissions than the Presque Isle power plant (PIPP). In accordance with a written approval letter received from the Midcontinent Independent System Operator, we must retire PIPP by May 31, 2019.

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

03/31/2018 Form 10-Q	33	WEC Energy Group, Inc.

facilities to improve the reliability of electric service WPS provides to its customers. WPS, Wisconsin Electric Power Company and Wisconsin Gas LLC also continue to upgrade their electric and natural gas distribution systems to enhance reliability.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company. For example, we are making progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between our utilities and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

•	See Note 2, Acquisitions, for information about our acquisitions of natural gas storage facilities in Michigan and a portion of a wind energy generation facility in Wisconsin.

•	See Note 3, Disposition, for information on the sale of Bostco LLC's real estate holdings.

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

Safety

We have a long-standing commitment to both workplace and public safety, and under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries. We also set goals around injury-prevention activities that raise awareness and facilitate conversations about employee safety. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

03/31/2018 Form 10-Q	34	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2018 with the first quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2018	2017	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Tax Legislation	Remaining Change B (W)
Wisconsin	$273.7	$329.5	$(55.8)	$(35.1)	$(50.9)	$30.2
Illinois	147.6	156.7	(9.1)	—	(15.9)	6.8
Other states	36.2	33.5	2.7	—	(5.5)	8.2
Non-utility energy infrastructure	93.0	97.4	(4.4)	—	(12.6)	8.2
Corporate and other	(5.4)	(2.4)	(3.0)	—	—	(3.0)
Total operating income	545.1	614.7	(69.6)	(35.1)	(84.9)	50.4
Equity in earnings of transmission affiliates	32.8	41.9	(9.1)	—	(10.7)	1.6
Other income, net	7.5	18.3	(10.8)	—	—	(10.8)
Interest expense	106.7	104.7	(2.0)	—	—	(2.0)
Income before income taxes	478.7	570.2	(91.5)	(35.1)	(95.6)	39.2
Income tax expense	88.3	213.3	125.0	35.1	92.0	(2.1)
Preferred stock dividends of subsidiary	0.3	0.3	—	—	—	—
Net income attributed to common shareholders	$390.1	$356.6	$33.5	$—	$(3.6)	$37.1

Diluted earnings per share	$1.23	$1.12	$0.11

Earnings increased $33.5 million during the first quarter of 2018, compared with the same quarter in 2017. The table above shows the income statement impact associated with the flow through of tax repairs beginning January 1, 2018 and the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to these items did not have a significant impact on net income. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

The significant factors impacting the remaining increase in earnings were:

•
A $30.2 million pre-tax ($21.9 million after tax) remaining increase in operating income at the Wisconsin segment. The increase was driven by higher electric and natural gas margins, which were primarily due to higher sales volumes as a result of the colder winter weather. Also contributing to the increase were lower operating expenses during the first quarter of 2018.

•
An $8.2 million pre-tax ($6.0 million after tax) remaining increase in operating income at the other states segment. The increase was driven by higher natural gas margins, which were primarily due to higher sales volumes as a result of the colder winter weather during the first quarter of 2018.

•
An $8.2 million pre-tax ($6.0 million after tax) remaining increase in operating income at the non-utility energy infrastructure segment, primarily driven by the inclusion of the operations of Bluewater following its acquisition on June 30, 2017.

•
A $6.8 million pre-tax ($4.9 million after tax) remaining increase in operating income at the Illinois segment. The increase was driven by higher natural gas margins at PGL due to continued capital investment in the SMP project under its QIP rider.

These increases in earnings were partially offset by a $10.8 million pre-tax ($7.8 million after tax) decrease in other income, net, driven by a decrease in gains on investments held in the rabbi trust.

03/31/2018 Form 10-Q	35	WEC Energy Group, Inc.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the first quarter of 2018 and 2017 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Electric revenues	$1,069.1	$1,115.3	$(46.2)
Fuel and purchased power	352.3	350.5	(1.8)
Total electric margins	716.8	764.8	(48.0)

Natural gas revenues	520.0	496.8	23.2
Cost of natural gas sold	319.7	296.6	(23.1)
Total natural gas margins	200.3	200.2	0.1

Total electric and natural gas margins	917.1	965.0	(47.9)

Other operation and maintenance	468.5	465.7	(2.8)
Depreciation and amortization	135.1	129.3	(5.8)
Property and revenue taxes	39.8	40.5	0.7
Operating income	$273.7	$329.5	$(55.8)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$177.0	$189.7	$12.7
We Power (1)	127.2	127.6	0.4
Transmission (2)	104.7	103.9	(0.8)
Transmission expense related to the flow through of tax repairs (3)	14.7	—	(14.7)
Regulatory amortizations and other pass through expenses (4)	44.9	44.5	(0.4)
Total other operation and maintenance	$468.5	$465.7	$(2.8)

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred by WE, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During the three months ended March 31, 2018 and 2017, $110.5 million and $124.7 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by WE, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

03/31/2018 Form 10-Q	36	WEC Energy Group, Inc.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the differences between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended March 31, 2018 and 2017, $94.3 million and $82.9 million, respectively, of costs were billed by transmission providers to our electric utilities.

(3)
Represents additional transmission expense associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018, in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 21, Regulatory Environment, for more information.

(4)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer Class
Residential	2,716.9	2,598.3	118.6
Small commercial and industrial *	3,194.3	3,192.6	1.7
Large commercial and industrial *	3,113.4	3,080.4	33.0
Other	46.2	47.2	(1.0)
Total retail *	9,070.8	8,918.5	152.3
Wholesale	856.9	942.9	(86.0)
Resale	2,443.6	2,277.1	166.5
Total sales in MWh *	12,371.3	12,138.5	232.8

*	Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	524.3	467.5	56.8
Commercial and industrial	316.8	280.8	36.0
Total retail	841.1	748.3	92.8
Transport	413.0	382.7	30.3
Total sales in therms	1,254.1	1,131.0	123.1

	Three Months Ended March 31
	Degree Days
Weather	2018	2017	B(W)
WE and WG (1)
Heating (3,255 normal)	3,225	2,849	376

WPS (2)
Heating (3,624 normal)	3,636	3,273	363

UMERC (3)
Heating (3,931 normal)	4,036	3,662	374

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

03/31/2018 Form 10-Q	37	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $48.0 million during the first quarter of 2018, compared with the same quarter in 2017. The significant factors impacting the lower electric utility margins were:

•
A $33.8 million decrease in margins related to amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation signed into law in December 2017. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

•
A $20.4 million decrease in margins related to a settlement agreement with the PSCW to flow through WE's tax benefit of its repair-related deferred tax liabilities through reductions in certain regulatory assets, as discussed in the table above and in Note 21, Regulatory Environment.

•	A $3.6 million decrease in wholesale margins driven both by reduced capacity rates reflecting the Tax Legislation signed into law in December 2017 as well as lower sales volumes at WPS.

These decreases in margins were partially offset by a $14.6 million increase related to higher retail sales volumes during the first quarter of 2018, primarily driven by colder winter weather. As measured by heating degree days, the first quarter of 2018 was 13.2% and 11.1% colder than the same quarter in 2017 in the Milwaukee area and Green Bay areas, respectively.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $0.1 million during the first quarter of 2018, compared with the same quarter in 2017. The most significant factor impacting the higher natural gas utility margins was a $17.4 million increase in sales volumes, primarily driven by colder winter weather, higher overall retail use per customer, and customer growth. This increase in margins was substantially offset by $17.1 million of amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation signed into law in December 2017.

Operating Income

Operating income at the Wisconsin segment decreased $55.8 million during the first quarter of 2018, compared with the same quarter in 2017. This decrease was driven by the $47.9 million of lower net margins discussed above and $7.9 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes).

The significant factors impacting the increase in operating expenses during the first quarter of 2018, compared with the same quarter in 2017, were:

•	A $14.7 million increase in transmission expense related to the flow through of tax repairs, as discussed in the table above.

•
A $5.8 million increase in depreciation and amortization driven by an overall increase in utility plant in service, WBS's transfer of an information technology project to WPS in June 2017, and the implementation of an enterprise resource planning system in January 2018.

These increases in operating expenses were partially offset by:

•	A $4.9 million decrease in benefit costs.

•
A $4.1 million decrease in expenses at our plants, primarily related to the winding down of operations in anticipation of expected plant retirements. This resulted in lower maintenance and labor costs during the first quarter of 2018. See Note 5, Property, Plant, and Equipment, for more information on the plant retirements.

•	A $2.0 million decrease in electric and natural gas distribution expenses, primarily related to lower storm damage.

03/31/2018 Form 10-Q	38	WEC Energy Group, Inc.

Illinois Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Natural gas revenues	$507.3	$525.3	$(18.0)
Cost of natural gas sold	201.7	207.7	6.0
Total natural gas margins	305.6	317.6	(12.0)

Other operation and maintenance	112.2	119.6	7.4
Depreciation and amortization	40.9	36.2	(4.7)
Property and revenue taxes	4.9	5.1	0.2
Operating income	$147.6	$156.7	$(9.1)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operation and maintenance not included in the line items below	$73.7	$76.5	$2.8
Riders *	38.5	42.3	3.8
Regulatory amortizations *	(0.3)	0.7	1.0
Other	0.3	0.1	(0.2)
Total other operation and maintenance	$112.2	$119.6	$7.4

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	428.6	349.4	79.2
Commercial and industrial	168.4	143.3	25.1
Total retail	597.0	492.7	104.3
Transport	356.6	326.0	30.6
Total sales in therms	953.6	818.7	134.9

	Three Months Ended March 31
	Degree Days
Weather *	2018	2017	B (W)
Heating (3,137 Normal)	3,113	2,661	452

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins, net of the $3.8 million impact of the riders referenced in the table above, decreased $8.2 million during the first quarter of 2018, compared with the same quarter in 2017, driven by a $15.9 million decrease in margins related to amounts expected to be returned to customers through VITA in connection with the Tax Legislation signed into law in December 2017. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. The decrease was partially offset by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

03/31/2018 Form 10-Q	39	WEC Energy Group, Inc.

Operating Income

Operating income at the Illinois segment decreased $9.1 million during the first quarter of 2018, compared with the same quarter in 2017. This decrease was due to the $8.2 million net decrease in margins discussed above, and a $0.9 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), net of the impact of the riders referenced in the table above. The increase in operating expenses was driven by higher depreciation expense at PGL primarily due to continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Natural gas revenues	$169.9	$157.9	$12.0
Cost of natural gas sold	96.4	86.4	(10.0)
Total natural gas margins	73.5	71.5	2.0

Other operation and maintenance	26.6	28.2	1.6
Depreciation and amortization	6.6	6.0	(0.6)
Property and revenue taxes	4.1	3.8	(0.3)
Operating income	$36.2	$33.5	$2.7

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line item below	$17.4	$19.4	$2.0
Regulatory amortizations and other pass through expenses *	9.2	8.8	(0.4)
Total other operation and maintenance	$26.6	$28.2	$1.6

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	170.4	133.8	36.6
Commercial and industrial	103.8	83.9	19.9
Total retail	274.2	217.7	56.5
Transport	224.2	191.4	32.8
Total sales in therms	498.4	409.1	89.3

	Three Months Ended March 31
	Degree Days
Weather *	2018	2017	B (W)
MERC
Heating (3,872 Normal)	4,085	3,550	535

MGU
Heating (3,184 Normal)	3,135	2,717	418

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

03/31/2018 Form 10-Q	40	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins increased $2.0 million during the first quarter of 2018, compared to the same quarter last year. The increase was primarily driven by colder winter weather in the first quarter of 2018 as well as customer growth, partially offset by a $5.5 million decrease in margins related to amounts expected to be returned to customers through refunds, bill credits, or reductions in other regulatory assets, related to the Tax Legislation signed into law in December 2017. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

Operating Income

Operating income at the other states segment increased $2.7 million during the first quarter of 2018, compared to the same quarter last year. This increase was driven by the $2.0 million increase in margins discussed above and a $0.7 million decrease in operating expenses. The decrease in operating expenses was primarily due to effective cost control measures.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operating income	$93.0	$97.4	$(4.4)

Operating income at the non-utility energy infrastructure segment decreased $4.4 million, or 4.5%, when compared to the first quarter of 2017. The decrease was driven by a $12.6 million decrease in revenue related to the Tax Legislation signed into law in December 2017, partially offset by contributions from Bluewater. As a result of the Tax Legislation, the lease payments charged by We Power to WE were reduced. The reduction in the lease payments was offset by a decrease in income tax expense, resulting in no impact on net income. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. Bluewater, which was acquired on June 30, 2017, contributed $7.8 million to first quarter 2018 operating income. See Note 2, Acquisitions, for more information on the acquisition of Bluewater.

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Operating loss	$(5.4)	$(2.4)	$(3.0)

The operating loss at the corporate and other segment increased $3.0 million, when compared to the first quarter of 2017. We transferred assets from WBS, our centralized services company, to our regulated utilities in mid-2017 and the first quarter of 2018. Accordingly, the return on these assets is now recognized within our regulated utility operations.

Electric Transmission Segment Operations

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Equity in earnings of transmission affiliates	$32.8	$41.9	$(9.1)

Earnings from our ownership interests in transmission affiliates decreased $9.1 million during the first quarter of 2018, compared with the same quarter in 2017, primarily due to the Tax Legislation signed into law in December 2017. The impact of the Tax Legislation on our transmission affiliates did not affect our net income as it was offset by an equal reduction in our income tax expense. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. The decrease in equity earnings from the Tax Legislation was partially offset by increased equity earnings related to continued capital investment by our transmission affiliates.

03/31/2018 Form 10-Q	41	WEC Energy Group, Inc.

Consolidated Other Income, Net

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
AFUDC – Equity	$3.3	$2.4	$0.9
Other, net	4.2	15.9	(11.7)
Other income, net	$7.5	$18.3	$(10.8)

Other income, net decreased by $10.8 million when compared to the first quarter of 2017. The decrease was driven by a $6.7 million decrease in gains on investments held in our rabbi trust during the first quarter of 2018, compared with the same period in 2017.

Consolidated Interest Expense

	Three Months Ended March 31
(in millions)	2018	2017	B (W)
Interest expense	$106.7	$104.7	$(2.0)

Interest expense increased $2.0 million during the quarter ended March 31, 2018, compared with the same quarter in 2017, primarily due to higher short-term debt balances and higher short-term debt rates. The increase in short-term debt balances was used for continued capital investments.

Consolidated Income Tax Expense

	Three Months Ended March 31
	2018	2017	B (W)
Effective tax rate	18.4%	37.4%	19.0%

Our effective tax rate decreased by 19.0% when compared with the first quarter of 2017, primarily due to the impact of the Tax Legislation. Contributing 5% to the decrease in the effective tax rate is the flow through of tax repairs in connection with the Wisconsin rate settlement. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

We expect our 2018 annual effective tax rate to be between 13% and 14%, which includes an estimated 8% effective tax rate benefit due to the flow through of tax repairs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2018	2017	Change in 2018 Over 2017
Cash provided by (used in):
Operating activities	$894.0	$714.6	$179.4
Investing activities	(435.8)	(333.1)	(102.7)
Financing activities	(445.1)	(380.8)	(64.3)

Operating Activities

Net cash provided by operating activities increased $179.4 million during the first quarter of 2018, compared with the same period in 2017, driven by:

•	A $100.7 million increase in cash due to lower contributions and payments to our pension and OPEB plans during the first quarter of 2018, compared with the same period in 2017.

•	A $100.3 million increase in cash related to higher overall collections from customers, primarily due to colder weather during the first quarter of 2018, compared with the same period in 2017.

03/31/2018 Form 10-Q	42	WEC Energy Group, Inc.

•
A $17.9 million increase in cash from lower payments for operating and maintenance costs. During the first quarter of 2018, our payments related to employee benefits, plant operating and maintenance costs, and electric and natural gas distribution decreased.

These increases in net cash provided by operating activities were partially offset by a $28.5 million decrease in cash from customer prepayments and credit balances due to colder weather during the first quarter of 2018, compared with the same period in 2017. Customers used more energy than they paid for under budget billing programs during the first quarter of 2018.

Investing Activities

Net cash used in investing activities increased $102.7 million during the first quarter of 2018, compared with the same period in 2017, driven by:

•	A $109.9 million increase in cash paid for capital expenditures during the first quarter of 2018, compared with the same period in 2017, which is discussed in more detail below.

•
A $12.3 million decrease in the proceeds received from the sale of assets and businesses during the first quarter of 2018, compared with the same period in 2017. See Note 3, Disposition, for more information.

These increases in net cash used in investing activities were partially offset by a $14.8 million decrease in our capital contributions to ATC and ATC Holdco during the first quarter of 2018, compared with the same period in 2017. Our capital contributions decreased due to the refunds ATC paid in 2017 as a result of the ATC ROE complaints filed with the FERC, which were partially funded by capital contributions. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2018	2017	Change in 2018 Over 2017
Wisconsin	$284.1	$199.0	$85.1
Illinois	114.6	97.5	17.1
Other states	17.0	12.6	4.4
Non-utility energy infrastructure	3.9	5.2	(1.3)
Corporate and other	20.0	15.4	4.6
Total capital expenditures	$439.6	$329.7	$109.9

The increase in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2018, compared with the same period in 2017, was driven by a project to construct a new natural gas-fired generation facility in the Upper Peninsula of Michigan and upgrades to our electric and natural gas distribution systems. WPS's SMRP, the implementation of a new enterprise resource planning system, and various other software projects also contributed to the increase in our capital expenditures.

The increase in cash paid for capital expenditures at the Illinois segment during the first quarter of 2018, compared with the same period in 2017, was driven by increased construction activity related to PGL's SMP.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $64.3 million during the first quarter of 2018, compared with the same period in 2017, driven by:

•	A $54.5 million increase in net repayments of commercial paper during the first quarter of 2018, compared with the same period in 2017.

03/31/2018 Form 10-Q	43	WEC Energy Group, Inc.

•
A $10.1 million increase in dividends paid on our common stock during the first quarter of 2018, compared with the same period in 2017. In January 2018, our Board of Directors increased our quarterly dividend by $0.0325 per share effective with the first quarter of 2018 dividend payment.

Significant Financing Activities

For more information on our financing activities, see Note 7, Short-Term Debt and Lines of Credit, and Note 8, Long-Term Debt.

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

WEC Energy Group, WE, WG, WPS, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 7, Short-Term Debt and Lines of Credit, for more information about these credit facilities.

The following table shows our capitalization structure as of March 31, 2018, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common equity	$9,667.8	$9,917.8
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	9,575.4	9,325.4
Short-term debt	1,200.3	1,200.3
Total capitalization	$20,473.9	$20,473.9

Total debt	$10,775.7	$10,525.7

Ratio of debt to total capitalization	52.6%	51.4%

Included in long-term debt on our balance sheet as of March 31, 2018, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common equity and $250.0 million to long-term debt.

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

As of March 31, 2018, WE was the obligor under a series of tax-exempt pollution control refunding bonds with an outstanding principal amount of $80.0 million. In August 2009, WE terminated a letter of credit that provided credit and liquidity support for the bonds, which resulted in a mandatory tender of the bonds. WE purchased the bonds at par plus accrued interest to the date of

03/31/2018 Form 10-Q	44	WEC Energy Group, Inc.

purchase. As of March 31, 2018, the repurchased bonds were still outstanding but are not reported in our long-term debt since they are held by WE.

Working Capital

As of March 31, 2018, our current liabilities exceeded our current assets by $1,625.1 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt.

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

Capital Requirements

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, acquisition and development opportunities, market volatility, and economic trends. Our estimated capital expenditures and acquisitions for the next three years are as follows:

(in millions)	2018	2019	2020
Wisconsin	$1,430.1	$1,152.0	$1,850.2
Illinois	633.8	629.2	676.5
Other states	99.6	116.1	110.6
Non-utility energy infrastructure	280.8	60.5	51.9
Corporate and other	20.7	13.2	0.8
Total	$2,465.0	$1,971.0	$2,690.0

WPS is continuing work on the SMRP. This project includes modernizing parts of its electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service WPS provides to its customers. WPS expects to invest approximately $250 million between 2018 and 2021 on this project. WE, WPS, and WG will also

03/31/2018 Form 10-Q	45	WEC Energy Group, Inc.

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

In connection with the formation of UMERC, we entered into an agreement with Tilden Mining Company under which it will purchase electric power from UMERC for 20 years, contingent upon UMERC's construction of approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. The new generation is expected to begin commercial operation by mid-2019. The estimated cost of this project is approximately $266 million ($277 million including AFUDC). See Note 21, Regulatory Environment, for more information about UMERC and this new generation.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2020 is between $280 million and $300 million. See Note 21, Regulatory Environment, for more information on the SMP.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $200 million from 2018 through 2020.

Common Stock Dividends

Our current quarterly dividend rate is $0.5525 per share, which equates to an annual dividend of $2.21 per share. For information related to our most recent common stock dividend declared, see Note 6, Common Equity.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 7, Short-Term Debt and Lines of Credit, Note 13, Guarantees, and Note 18, Variable Interest Entities.

Contractual Obligations

For additional information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2017 Annual Report on Form 10-K.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2017 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, industry restructuring, environmental matters, critical accounting policies and estimates, and other matters.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2017 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

03/31/2018 Form 10-Q	46	WEC Energy Group, Inc.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•
In June 2016, the PSCW approved the deferral of costs related to WPS's ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, is currently estimated to be $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. See Note 21, Regulatory Environment, for more information. WPS will be required to obtain a separate approval for collection of these deferred costs in a future rate case.

•
Prior to its acquisition, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of March 31, 2018, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

•
In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2018, PGL filed its 2017 reconciliation with the ICC, which, along with the 2016 and 2015 reconciliations, are still pending. In February 2018, PGL agreed to a settlement of the 2014 reconciliation, which includes a rate base reduction of $5.4 million and a $4.7 million refund to ratepayers. As of March 31, 2018, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 21, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. The FERC and our state public utility commissions are working with our utility subsidiaries to return any tax savings from the Tax Legislation to customers. If the amounts our regulators order our utility subsidiaries to return to customers exceed the actual tax savings realized or if our regulators require the tax savings to be applied in a manner other than we had expected, it could have a material adverse effect on our financial condition, results of operations, and cash flow. See Note 21, Regulatory Environment, for more information.

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

03/31/2018 Form 10-Q	47	WEC Energy Group, Inc.

recommending that ATC and all other MISO transmission owners be authorized to collect a base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The incentive adder only applies to revenues collected after January 6, 2015. In September 2016, the FERC issued a final order related to this complaint affirming the use of the ROE stated in the ALJ's initial decision, effective as of the order date, on a going-forward basis. The order also required ATC to provide refunds, with interest, for the 15-month refund period from November 12, 2013, through February 11, 2015. The refunds ATC provided to WE and WPS for transmission costs paid during the refund period reduced the regulatory assets recorded under the PSCW-approved escrow accounting for transmission expense and resulted in a net regulatory liability for WPS. See Note 16, Investment in Transmission Affiliates, for more information.

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

03/31/2018 Form 10-Q	48	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

03/31/2018 Form 10-Q	49	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

During the first quarter of 2018, we completed an enterprise resource planning (ERP) system integration project to bring all of our subsidiaries onto a consolidated ERP system. Accordingly, we are modifying the design and documentation of certain internal control processes and procedures related to the integrated ERP system. We do not believe that the implementation of the ERP system will have an adverse effect on our internal control over financial reporting.

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2018 Form 10-Q	50	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2017 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 19, Commitments and Contingencies, Note 21, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions between WPS and the federal natural resource trustees to resolve WPS's alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. WPS was originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and pursued the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We entered into a settlement agreement to resolve this matter, which was approved by the United States District Court for the Eastern District of Wisconsin on April 19, 2018. The terms of the settlement did not have a material impact on our financial statements.

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources (Illinois DNR), Office of Oil and Gas Resource Management, issued a NOV to PGL related to a leak of natural gas that PGL identified at its Manlove Gas Storage Field in December 2016. PGL quickly contained the leak after it was discovered. The leak resulted in the migration of natural gas from a well located at the facility to the Mahomet Aquifer located in central Illinois, which may have impacted residential freshwater wells. PGL has been working with the potentially impacted homeowners and other residents that may have been impacted by the natural gas leak, as well as the Illinois DNR and other state agencies to investigate and remediate the impacts of the gas leak to the Mahomet Aquifer. In October 2017, the Illinois Attorney General (AG) filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an interim order with the State of Illinois in October 2017 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively. In addition, in December 2017, the Illinois Environmental Protection Agency served a NOV to PGL alleging the same violations as the AG, and in January 2018, served a NOV alleging certain violations of Illinois air emission rules arising from the construction and operation of flaring equipment at the leak site. Both matters have been referred to the AG for enforcement.

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

Presque Isle Power Plant Matter

In March 2018, the EPA issued a Finding of Violation to WE regarding alleged violations of mercury emission limits for PIPP Units 5, 6, 8, and 9, as well as failing to conduct low emitting electric utility steam generating units mercury testing once every 12 months. WE observed atypical initial mercury test results in June 2017 and immediately began to troubleshoot the potential cause. WE found that the supplier of dry sorbent injection material for the air quality control system that controls mercury had delivered material that was out of specification per our contract and permit requirements. In June 2017, WE notified the MDEQ, who notified the EPA that the EPA had jurisdiction regarding this matter. We have been working with the EPA to resolve this matter and do not expect it to have a material impact on our financial statements.

03/31/2018 Form 10-Q	51	WEC Energy Group, Inc.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2018:

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	14,385	$65.70	—	$—
February 1 – February 28	5,387	61.61	—	—
March 1 – March 31	—	—	—	—
Total *	19,772	$64.59	—

*	All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

03/31/2018 Form 10-Q	52	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
10	Material Contracts

	10.1	Letter Agreement by and between WEC Energy Group and Frederick D. Kuester, dated February 23, 2018.

12	Statements re Computation of Ratios

	12.1	Ratio of Earnings to Fixed Charges

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

03/31/2018 Form 10-Q	53	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 4, 2018	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2018 Form 10-Q	54	WEC Energy Group, Inc.