Form 10-Q
period 2018-06-30
WEC ENERGY GROUP, INC.
filed 2018-08-03
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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

Common Stock, $.01 Par Value,
315,533,448 shares outstanding at
June 30, 2018

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2018

06/30/2018 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco, LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bostco	Bostco LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
GHG	Greenhouse Gas
NOV	Notice of Violation
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

06/30/2018 Form 10-Q	ii	WEC Energy Group, Inc.

Other Terms and Abbreviations
2006 Junior Notes	Integrys's 2006 Junior Subordinated Notes Due 2066
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
ALJ	Administrative Law Judge
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTRs	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Natural Gas System Modernization Program
SMRP	System Modernization and Reliability Project
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
VITA	Variable Income Tax Adjustment Rider

06/30/2018 Form 10-Q	iii	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2017 Annual Report on Form 10-K, and those identified below:

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

•
The uncertainty surrounding the recently enacted Tax Legislation, including implementing regulations and IRS interpretations, the amount to be returned to our ratepayers, and its impact on our or our subsidiaries’ credit ratings;

•
Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

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

06/30/2018 Form 10-Q	1	WEC Energy Group, Inc.

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

06/30/2018 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2018	2017	2018	2017
Operating revenues	$1,672.5	$1,631.5	$3,959.0	$3,936.0

Operating expenses
Cost of sales	547.7	541.8	1,519.8	1,482.9
Other operation and maintenance	537.7	479.8	1,049.6	984.3
Depreciation and amortization	206.7	197.7	415.3	392.3
Property and revenue taxes	49.6	50.0	98.4	99.6
Total operating expenses	1,341.7	1,269.3	3,083.1	2,959.1

Operating income	330.8	362.2	875.9	976.9

Equity in earnings of transmission affiliates	28.7	41.8	61.5	83.7
Other income, net	31.4	13.1	38.9	31.4
Interest expense	108.5	101.9	215.2	206.6
Other expense	(48.4)	(47.0)	(114.8)	(91.5)

Income before income taxes	282.4	315.2	761.1	885.4
Income tax expense	51.1	115.8	139.4	329.1
Net income	231.3	199.4	621.7	556.3

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net income attributed to common shareholders	$231.0	$199.1	$621.1	$555.7

Earnings per share
Basic	$0.73	$0.63	$1.97	$1.76
Diluted	$0.73	$0.63	$1.96	$1.75

Weighted average common shares outstanding
Basic	315.5	315.6	315.5	315.6
Diluted	316.9	317.4	316.9	317.4

Dividends per share of common stock	$0.5525	$0.5200	$1.1050	$1.0400

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2018	2017	2018	2017
Net income	$231.3	$199.4	$621.7	$556.3

Other comprehensive (loss) income, net of tax
Derivatives accounted for as cash flow hedges
Reclassification of gains to net income, net of tax	(0.4)	(0.3)	(0.6)	(0.6)

Defined benefit plans
Amortization of pension and OPEB (credits) costs included in net periodic benefit cost, net of tax	(1.7)	0.1	0.2	0.2

Other comprehensive loss, net of tax	(2.1)	(0.2)	(0.4)	(0.4)

Comprehensive income	229.2	199.2	621.3	555.9

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive income attributed to common shareholders	$228.9	$198.9	$620.7	$555.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$29.8	$38.9
Accounts receivable and unbilled revenues, net of reserves of $157.5 and $143.2, respectively	1,086.1	1,350.7
Materials, supplies, and inventories	466.6	539.0
Prepayments	178.6	210.0
Other	49.3	74.9
Current assets	1,810.4	2,213.5

Long-term assets
Property, plant, and equipment, net of accumulated depreciation of $8,512.1 and $8,618.5, respectively	21,078.4	21,347.0
Regulatory assets	3,645.9	2,803.2
Equity investment in transmission affiliates	1,596.6	1,553.4
Goodwill	3,052.8	3,053.5
Other	753.5	619.9
Long-term assets	30,127.2	29,377.0
Total assets	$31,937.6	$31,590.5

Liabilities and Equity
Current liabilities
Short-term debt	$1,370.0	$1,444.6
Current portion of long-term debt	293.5	842.1
Accounts payable	681.0	859.9
Accrued payroll and benefits	130.7	169.1
Accrued taxes	213.5	178.5
Other	364.5	375.1
Current liabilities	3,053.2	3,869.3

Long-term liabilities
Long-term debt	9,209.3	8,746.6
Deferred income taxes	3,117.1	2,999.8
Deferred revenue, net	531.8	543.3
Regulatory liabilities	3,959.2	3,718.6
Environmental remediation liabilities	617.2	617.4
Pension and OPEB obligations	490.4	397.4
Other	1,203.2	1,206.3
Long-term liabilities	19,128.2	18,229.4

Commitments and contingencies (Note 19)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,533,448 and 315,574,624 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,271.0	4,278.5
Retained earnings	5,449.1	5,176.8
Accumulated other comprehensive income	2.5	2.9
Common shareholders' equity	9,725.8	9,461.4

Preferred stock of subsidiary	30.4	30.4
Total liabilities and equity	$31,937.6	$31,590.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2018	2017
Operating Activities
Net income	$621.7	$556.3
Reconciliation to cash provided by operating activities
Depreciation and amortization	415.3	392.3
Deferred income taxes and investment tax credits, net	31.7	274.6
Contributions and payments related to pension and OPEB plans	(9.7)	(111.5)
Equity income in transmission affiliates, net of distributions	4.9	(14.5)
Change in –
Accounts receivable and unbilled revenues	235.5	247.3
Materials, supplies, and inventories	72.6	77.9
Other current assets	78.8	14.5
Accounts payable	(85.0)	(114.0)
Other current liabilities	0.1	18.3
Other, net	147.5	(74.3)
Net cash provided by operating activities	1,513.4	1,266.9

Investing Activities
Capital expenditures	(915.5)	(790.0)
Acquisition of Forward Wind Energy Center	(77.1)	—
Acquisition of Bluewater	—	(226.0)
Capital contributions to transmission affiliates	(32.4)	(50.5)
Proceeds from the sale of assets and businesses	7.9	20.7
Proceeds from the sale of investments held in rabbi trust	16.5	8.6
Other, net	3.8	1.0
Net cash used in investing activities	(996.8)	(1,036.2)

Financing Activities
Exercise of stock options	5.1	15.6
Purchase of common stock	(19.8)	(39.7)
Dividends paid on common stock	(348.7)	(328.3)
Issuance of long-term debt	600.0	210.0
Retirement of long-term debt	(681.4)	(14.6)
Change in short-term debt	(74.6)	(85.4)
Other, net	(3.8)	(2.7)
Net cash used in financing activities	(523.2)	(245.1)

Net change in cash, cash equivalents, and restricted cash	(6.6)	(14.4)
Cash, cash equivalents, and restricted cash at beginning of period	58.6	72.7
Cash, cash equivalents, and restricted cash at end of period	$52.0	$58.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2018 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2018

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2017. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of expected results for 2018 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

Acquisition of a Wind Energy Generation Facility in Illinois

On June 27, 2018, we signed an agreement for the acquisition of an 80% membership interest in a 132 MW wind generating facility located in Henry County, Illinois, known as Bishop Hill III Wind Energy Center ("Bishop Hill III"), for $148.0 million. Bishop Hill III has a 22-year offtake agreement with an unaffiliated company for the sale of all energy produced by the facility. Under the Tax Legislation, our investment in Bishop Hill III will qualify for production tax credits and 100% bonus depreciation. The transaction is subject to FERC approval and is expected to close in the third quarter of 2018. Bishop Hill III will be included in the non-utility energy infrastructure segment.

Acquisition of a Wind Energy Generation Facility in Nebraska

On April 30, 2018, we signed an agreement for the acquisition of an 80% membership interest in a 202.5 MW wind generating facility currently under construction known as Upstream Wind Energy Center (“Upstream”) for $276.0 million. Upstream is located in Antelope County, Nebraska and will supply energy to the Southwest Power Pool. Upstream's revenue will be substantially fixed over a 10-year period through an agreement entered into with an unaffiliated party. Under the Tax Legislation, our investment in Upstream will qualify for production tax credits and 100% bonus depreciation. The transaction is subject to FERC approval and is expected to close in the first quarter of 2019, after Upstream achieves commercial operation. Upstream will be included in the non-utility energy infrastructure segment.

Acquisition of a Wind Energy Generation Facility in Wisconsin

On April 2, 2018, WPS, along with two other unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 129 MW. The aggregate purchase price was $172.9 million of which WPS’s proportionate share was 44.6%, or $77.1 million. Since 2008 and up until the acquisition, WPS purchased 44.6% of the facility’s energy output under a power purchase agreement.

06/30/2018 Form 10-Q	7	WEC Energy Group, Inc.

The table below shows the allocation of the purchase price to the assets acquired at the date of the acquisition, which are included in rate base.

(in millions)
Current assets	$0.2
Net property, plant, and equipment	76.9
Total purchase price	$77.1

Under a joint ownership agreement with the two other utilities, WPS is entitled to its share of generating capability and output of the facility equal to its ownership interest. WPS also is paying its ownership share of additional construction costs and operating expenses. Forward Wind Energy Center is included in the Wisconsin segment.

Acquisition of Natural Gas Storage Facilities in Michigan

On June 30, 2017, we completed the acquisition of Bluewater for $226.0 million. Bluewater owns natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities. In addition, we incurred $4.9 million of acquisition related costs.

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

NOTE 4—OPERATING REVENUES

Adoption of ASU 2014-09, Revenues from Contracts with Customers

On January 1, 2018, we adopted ASU 2014-09, Revenues from Contracts with Customers, and the related amendments. In accordance with the guidance, we recognize revenues when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. These revenues include unbilled revenues, which are estimated using the amount of energy delivered to our customers but not billed until after the end of the period.

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

06/30/2018 Form 10-Q	8	WEC Energy Group, Inc.

We adopted the following practical expedients and optional exemptions for the implementation of this standard:

•	We elected to exclude from the transaction price any amounts collected from customers for all sales taxes and other similar taxes.

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

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. For our segments, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and are impacted by regulatory activities within their jurisdictions.

Comparable amounts have not been presented for the three and six months ended June 30, 2017, due to our adoption of this standard under the modified retrospective method.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2018
Electric	$1,084.2	$—	$—	$1,084.2	$—	$—	$—	$—	$1,084.2
Natural gas	236.4	273.8	68.9	579.1	—	10.0	—	(12.7)	576.4
Total utility revenues	1,320.6	273.8	68.9	1,663.3	—	10.0	—	(12.7)	1,660.6
Other non-utility revenues	—	0.1	3.9	4.0	—	9.3	2.8	(3.1)	13.0
Total revenues from contracts with customers	1,320.6	273.9	72.8	1,667.3	—	19.3	2.8	(15.8)	1,673.6
Other operating revenues	4.9	(5.9)	(0.4)	(1.4)	—	97.7	0.3	(97.7)	(1.1)
Total operating revenues	$1,325.5	$268.0	$72.4	$1,665.9	$—	$117.0	$3.1	$(113.5)	$1,672.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2018
Electric	$2,151.9	$—	$—	$2,151.9	$—	$—	$—	$—	$2,151.9
Natural gas	754.4	781.4	241.6	1,777.4	—	24.9	—	(15.2)	1,787.1
Total utility revenues	2,906.3	781.4	241.6	3,929.3	—	24.9	—	(15.2)	3,939.0
Other non-utility revenues	—	0.1	7.8	7.9	—	16.4	4.1	(3.8)	24.6
Total revenues from contracts with customers	2,906.3	781.5	249.4	3,937.2	—	41.3	4.1	(19.0)	3,963.6
Other operating revenues	8.3	(6.2)	(7.1)	(5.0)	—	193.8	0.4	(193.8)	(4.6)
Total operating revenues	$2,914.6	$775.3	$242.3	$3,932.2	$—	$235.1	$4.5	$(212.8)	$3,959.0

06/30/2018 Form 10-Q	9	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Residential	$393.7	$778.0
Small commercial and industrial	353.3	684.0
Large commercial and industrial	241.6	445.5
Other	7.2	14.9
Total retail revenues	995.8	1,922.4
Wholesale	58.4	113.3
Resale	25.1	98.9
Steam	4.5	14.2
Other utility revenues	0.4	3.1
Total electric utility operating revenues	$1,084.2	$2,151.9

Electricity sales to residential and commercial and industrial customers are generally accomplished through requirements contracts, which provide for the delivery of as much electricity as the customer needs. These contracts represent discrete deliveries of electricity and consist of one distinct performance obligation satisfied over time, as the electricity is delivered and consumed by the customer simultaneously. For our Wisconsin residential and commercial and industrial customers and the majority of our Michigan residential and commercial and industrial customers, our performance obligation is bundled to consist of both the sale and the delivery of the electric commodity. In our Michigan service territory, a limited number of residential and commercial and industrial customers can purchase the commodity from a third party. In this case, the delivery of the electricity represents our sole performance obligation. The rates, charges, terms, and conditions of service for sales to these customers are included in tariffs that have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month.

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

06/30/2018 Form 10-Q	10	WEC Energy Group, Inc.

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

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class for the three and six months ended June 30, 2018:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operations
Three Months Ended June 30, 2018
Residential	$128.1	$163.7	$37.9	$329.7
Commercial and industrial	63.5	47.3	18.7	129.5
Total retail revenues	191.6	211.0	56.6	459.2
Transport	16.4	54.6	6.8	77.8
Other utility revenues *	28.4	8.2	5.5	42.1
Total natural gas utility operating revenues	$236.4	$273.8	$68.9	$579.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operations
Six Months Ended June 30, 2018
Residential	$484.8	$496.3	$161.1	$1,142.2
Commercial and industrial	251.4	156.7	83.4	491.5
Total retail revenues	736.2	653.0	244.5	1,633.7
Transport	37.4	132.3	16.7	186.4
Other utility revenues *	(19.2)	(3.9)	(19.6)	(42.7)
Total natural gas utility operating revenues	$754.4	$781.4	$241.6	$1,777.4

*	Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

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

The transaction price of the performance obligations is valued using rates in the tariffs of our regulated utilities, which have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on natural gas delivered each month.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

06/30/2018 Form 10-Q	11	WEC Energy Group, Inc.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WG, and WPS, and provides service to several unaffiliated customers. We recognize revenues using a time-based output method through a monthly fixed service fee.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
We Power revenues	$6.2	$12.6
Appliance service revenues	3.9	7.8
Distributed renewable solar project revenues	2.8	4.1
Other	0.1	0.1
Total other non-utility operating revenues	$13.0	$24.6

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as deferred revenue, and we continually amortize the deferred carrying costs to revenues over the life of the related lease term that We Power has with WE. During the three and six months ended June 30, 2018, we recorded $6.2 million and $12.6 million, respectively, of revenue related to these deferred carrying costs, which were included in the contract liability balance at the beginning of the period. This contract liability is presented as deferred revenue, net on our balance sheets.

Non-utility operating revenues are also derived from servicing appliances for customers at MERC. These contracts customarily have a duration of one year or less and consist of a single performance obligation satisfied over time. We use a time-based output method to recognize revenues monthly for the service fee.

Revenues from distributed renewable solar projects consist primarily of sales of renewable energy and solar renewable energy certificates (SRECs) generated by PDL. The sale of SRECs is a distinct performance obligation as they are often sold separately from the renewable energy generated. Although the performance obligation for the sale of renewable energy is recognized over time and the performance obligation for SRECs is recognized at a point-in-time, the timing of revenue recognition is the same, as the generation of renewable energy and sales of SREC's occur concurrently.

Other Operating Revenues

Other operating revenues consist primarily of the following:

(in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Alternative revenues *	$(14.2)	$(30.3)
Late payment charges	11.1	22.5
Leases	2.0	3.2
Total other operating revenues	$(1.1)	$(4.6)

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms and wholesale true-ups, as discussed below.

06/30/2018 Form 10-Q	12	WEC Energy Group, Inc.

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

Below is a summary of the alternative revenue programs at our utilities:

•
The rates of PGL, NSG, and MERC include decoupling mechanisms. These mechanisms differ by state and allow the utilities to recover or refund the differences between actual and authorized margins for certain customer classes.

•	MERC’s rates include a conservation improvement program rider, which includes a financial incentive for meeting energy savings goals.

•
WE and WPS provide wholesale electric service to customers under market-based rates and FERC formula rates. The customer is charged a base rate each year based upon a formula using prior year actual costs and customer demand. A true-up is calculated based on the difference between the amount billed to customers for the demand component of their rates and what the actual cost of service was for the year. The true-up can result in an amount that we will recover from or refund to the customer. We consider the true-up portion of the wholesale electric revenues to be alternative revenues.

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

We have evaluated future plans for our older and less efficient fossil fuel generating units and have either retired or announced the retirement of the plants identified below. In addition, a severance liability was recorded in other current liabilities on our balance sheets within the Wisconsin segment related to these plant retirements.

(in millions)
Severance liability at December 31, 2017	$29.4
Severance payments	(8.7)
Other	(3.0)
Total severance liability at June 30, 2018	$17.7

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired effective April 10, 2018. The carrying value of this plant was $667.7 million at June 30, 2018. This amount included the net book value of $774.2 million, which was reclassified as a regulatory asset on our balance sheet in the second quarter as a result of the retirement of the plant. In addition, a $106.5 million cost of removal reserve related to the Pleasant Prairie power plant was recorded as a regulatory liability at June 30, 2018. WE continues to amortize this regulatory asset on a straight-line basis using the composite depreciation rates approved by the PSCW before this plant was retired. Amortization is included in depreciation and amortization in the income statement. The physical dismantlement of the plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 19, Commitments and Contingencies, for more information.

Presque Isle Power Plant

In October 2017, the MPSC approved UMERC’s application to construct and operate approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. The new units are expected to begin commercial operation during the second quarter of 2019. Upon receiving the MPSC's approval, retirement of the PIPP generating units became probable. In connection with MISO's April 2018 approval of the retirement of the plant, the PIPP units will be retired on or before May 31, 2019. The carrying value of the PIPP units was $189.7 million at June 30, 2018. This amount included the net book value of $199.8 million, which was classified as plant to be retired within property, plant, and equipment on our balance sheet. In addition, a $10.1 million cost of removal reserve related to the PIPP units was recorded as a regulatory liability at June 30, 2018. These units are included in rate

06/30/2018 Form 10-Q	13	WEC Energy Group, Inc.

base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, for more information.

Pulliam Power Plant

In connection with the MISO ruling received in June 2018, WPS will retire Pulliam Units 7 and 8 on or before October 31, 2018. Retirement of the Pulliam generating units remained probable at June 30, 2018. The carrying value of the Pulliam units was $42.3 million at June 30, 2018. This amount included the net book value of $62.1 million, which was classified as plant to be retired within property, plant, and equipment on our balance sheet. In addition, a $19.8 million cost of removal reserve related to the Pulliam units was recorded as a regulatory liability at June 30, 2018. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 19, Commitments and Contingencies, for more information.

Edgewater Unit 4

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, retirement of the Edgewater 4 generating unit remained probable at June 30, 2018. The plant must be retired by September 30, 2018. The carrying value of the Edgewater 4 generating unit was $12.3 million at June 30, 2018. This amount included the net book value of WPS's ownership share of this generating unit of $14.2 million, which was classified as plant to be retired within property, plant, and equipment on our balance sheet. In addition, a $1.9 million cost of removal reserve related to the Edgewater 4 generating unit was recorded as a regulatory liability at June 30, 2018. This unit is included in rate base, and WPS continues to depreciate it on a straight-line basis using the composite depreciation rates approved by the PSCW. See Note 19, Commitments and Contingencies, for more information regarding the Consent Decree.

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

Common Stock Dividends

On July 19, 2018, our Board of Directors declared a quarterly cash dividend of $0.5525 per share, payable on September 1, 2018, to shareholders of record on August 14, 2018.

06/30/2018 Form 10-Q	14	WEC Energy Group, Inc.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2018	December 31, 2017
Commercial paper
Amount outstanding	$1,370.0	$1,444.6
Weighted-average interest rate on amounts outstanding	2.36%	1.77%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2018, was $1,240.5 million with a weighted-average interest rate during the period of 2.11%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these facilities:

(in millions)	Maturity	June 30, 2018
WEC Energy Group	October 2022	$1,200.0
WE	October 2022	500.0
WPS	October 2022	400.0
WG	October 2022	350.0
PGL	October 2022	350.0
Total short-term credit capacity		$2,800.0
Less:
Letters of credit issued inside credit facilities		$2.5
Commercial paper outstanding		1,370.0
Available capacity under existing agreements		$1,427.5

NOTE 8—LONG-TERM DEBT

WEC Energy Group, Inc.

In June 2018, we issued $600.0 million of 3.375% Senior Notes due June 15, 2021.  The net proceeds were used to repay short-term debt, including short-term debt used to redeem at par all $114.9 million outstanding principal amount of Integrys' 2006 Junior Notes, to repay all $300.0 million of our 1.65% Senior Notes that matured in June 2018, and for working capital and general corporate purposes.

Wisconsin Electric Power Company

In July 2018, WE redeemed all $80.0 million outstanding of its series of tax-exempt pollution control refunding bonds. Since August 2009, the bonds were outstanding, but were not reported in our long-term debt because they were held by WE.

In June 2018, WE's $250.0 million of 1.70% Debentures matured, and the outstanding principal was paid with proceeds received from issuing commercial paper.

Integrys Holding, Inc.

In May 2018, Integrys redeemed at par all $114.9 million outstanding of its 2006 Junior Notes.

Interest Rate Swap

In July 2018, we executed two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps will provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million outstanding of 2007 Junior Notes through November 15, 2021.

06/30/2018 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2018	December 31, 2017
Natural gas in storage	$121.9	$209.0
Materials and supplies	221.4	211.2
Fossil fuel	123.3	118.8
Total	$466.6	$539.0

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2018, we had a temporary LIFO liquidation credit of $11.1 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$59.2	21.0%	$159.7	21.0%
State income taxes net of federal tax benefit	17.7	6.3%	47.6	6.3%
Tax repairs	(22.5)	(8.0)%	(48.0)	(6.3)%
Federal tax reform	1.5	0.5%	(14.0)	(1.8)%
Other	(4.8)	(1.7)%	(5.9)	(0.9)%
Total income tax expense	$51.1	18.1%	$139.4	18.3%

The effective tax rates of 18.1% and 18.3% for the three and six months ended June 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the Wisconsin rate settlement and the impact of the Tax Legislation, partially offset by state income taxes. The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and begin to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal tax reform line above). See Note 21, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate settlement.

On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118), Income Tax Accounting Implications of the Tax Legislation, which provides for a measurement period of up to one year from the enactment date to complete accounting under GAAP for the tax effects of the legislation. Due to the complex and comprehensive nature of the enacted tax law changes, and their application under GAAP, certain amounts related to bonus depreciation and future tax benefit utilization recorded in the financial statements as a result of the Tax Legislation are to be considered "provisional" as discussed in SAB 118 and subject to revision. We are awaiting additional guidance from industry and income tax authorities in order to finalize our accounting.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

06/30/2018 Form 10-Q	16	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$5.4	$0.6	$—	$6.0
Petroleum products contracts	0.4	—	—	0.4
FTRs	—	—	16.7	16.7
Coal contracts	—	0.6	—	0.6
Total derivative assets	$5.8	$1.2	$16.7	$23.7

Investments held in rabbi trust	$107.6	$—	$—	$107.6

Derivative liabilities
Natural gas contracts	$2.1	$0.2	$—	$2.3
Coal contracts	—	0.3	—	0.3
Total derivative liabilities	$2.1	$0.5	$—	$2.6

06/30/2018 Form 10-Q	17	WEC Energy Group, Inc.

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.8	$3.9	$—	$5.7
Petroleum products contracts	1.2	—	—	1.2
FTRs	—	—	4.4	4.4
Coal contracts	—	1.1	—	1.1
Total derivative assets	$3.0	$5.0	$4.4	$12.4

Investments held in rabbi trust	$120.7	$—	$—	$120.7

Derivative liabilities
Natural gas contracts	$7.0	$3.8	$—	$10.8
Coal contracts	—	0.8	—	0.8
Total derivative liabilities	$7.0	$4.6	$—	$11.6

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended June 30, 2018 and 2017, the net unrealized gains included in earnings related to the investments held at the end of the period were $3.5 million and $2.6 million, respectively. For the six months ended June 30, 2018 and 2017, the net unrealized gains included in earnings related to the investments held at the end of the period were $0.4 million and $7.8 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Balance at the beginning of the period	$1.5	$1.7	$4.4	$5.1
Purchases	18.4	13.8	18.4	13.8
Settlements	(3.2)	(3.7)	(6.1)	(7.1)
Balance at the end of the period	$16.7	$11.8	$16.7	$11.8

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock	$30.4	$28.7	$30.4	$30.5
Long-term debt, including current portion *	9,477.6	9,827.1	9,561.7	10,341.9

*	The carrying amount of long-term debt excludes capital lease obligations of $25.2 million and $27.0 million at June 30, 2018 and December 31, 2017, respectively.

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

06/30/2018 Form 10-Q	18	WEC Energy Group, Inc.

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

The following table shows our derivative assets and derivative liabilities:

	June 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$5.6	$1.8	$5.6	$9.4
Petroleum products contracts	0.4	—	1.2	—
FTRs	16.7	—	4.4	—
Coal contracts	0.5	0.3	0.6	0.6
Total other current *	$23.2	$2.1	$11.8	$10.0

Other long-term
Natural gas contracts	$0.4	$0.5	$0.1	$1.4
Coal contracts	0.1	—	0.5	0.2
Total other long-term *	$0.5	$0.5	$0.6	$1.6
Total	$23.7	$2.6	$12.4	$11.6

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivative instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	39.9 Dth	$(2.3)	25.2 Dth	$1.3
Petroleum products contracts	1.7 gallons	0.3	4.9 gallons	(0.4)
FTRs	6.8 MWh	3.9	9.4 MWh	2.2
Total		$1.9		$3.1

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	88.0 Dth	$(7.5)	59.3 Dth	$1.0
Petroleum products contracts	3.8 gallons	0.8	9.8 gallons	(0.9)
FTRs	15.0 MWh	7.6	18.6 MWh	5.2
Total		$0.9		$5.3

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2018 and December 31, 2017, we had posted cash collateral of $4.8 million and $16.2 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

06/30/2018 Form 10-Q	19	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2018		December 31, 2017
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$23.7	$2.6	$12.4	$11.6
Gross amount not offset on the balance sheet	(2.1)	(2.1)	(4.9)	(9.0)	*
Net amount	$21.6	$0.5	$7.5	$2.6

*	Includes cash collateral posted of $4.1 million.

Certain of our derivative and nonderivative commodity instruments contain provisions that could require "adequate assurance" in the event of a material change in our creditworthiness, or the posting of additional collateral for instruments in net liability positions, if triggered by a decrease in credit ratings. The aggregate fair value of all derivative instruments with specific credit risk-related contingent features that were in a net liability position was $0.1 million and $3.7 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, we had not posted any collateral related to the credit risk-related contingent features of these commodity instruments. If all of the credit risk-related contingent features contained in derivative instruments in a net liability position had been triggered at June 30, 2018, we would not have been required to post any collateral. At December 31, 2017, we would have been required to post collateral of $2.7 million.

NOTE 13—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at June 30, 2018	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$5.6	$5.6	$—	$—
Standby letters of credit (2)	103.7	25.0	0.2	78.5	(5)
Surety bonds (3)	9.2	9.2	—	—
Other guarantees (4)	11.6	0.5	—	11.1
Total guarantees	$130.1	$40.3	$0.2	$89.6

(1)	Primarily to support the business operations of Bluewater.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)	Consists of $11.6 million related to other indemnifications, for which a liability of $11.1 million related to workers compensation coverage was recorded on our balance sheets.

(5)	Consists of standby letters of credit that automatically renew each year unless proper termination notice is given.

06/30/2018 Form 10-Q	20	WEC Energy Group, Inc.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans.

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Service cost	$11.8	$10.4	$23.8	$22.1
Interest cost	28.7	30.2	57.0	61.4
Expected return on plan assets	(48.8)	(48.5)	(98.4)	(98.1)
Loss on plan settlement	0.3	5.3	0.7	5.3
Amortization of prior service cost	0.6	0.8	1.3	1.5
Amortization of net actuarial loss	23.9	21.1	47.0	43.0
Net periodic benefit cost	$16.5	$19.3	$31.4	$35.2

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Service cost	$5.6	$5.6	$11.8	$11.9
Interest cost	7.4	8.4	14.9	16.9
Expected return on plan assets	(14.8)	(13.6)	(29.7)	(27.3)
Amortization of prior service credit	(3.9)	(2.8)	(7.7)	(5.6)
Amortization of net actuarial loss	0.2	0.1	0.5	1.6
Net periodic benefit credit	$(5.5)	$(2.3)	$(10.2)	$(2.5)

During the six months ended June 30, 2018, we made contributions and payments of $7.0 million related to our pension plans and $2.7 million related to our OPEB plans. We expect to make contributions and payments of $65.6 million related to our pension plans and $5.4 million related to our OPEB plans during the remainder of 2018, dependent upon various factors affecting us, including our liquidity position and the effects of the new Tax Legislation.

Effective January 1, 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which modifies certain aspects of the accounting for employee benefit costs. Under the new guidance, only the service cost component can be included in total operating expenses. The remaining components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component, outside of operating income. As required, this change was applied retrospectively to all prior periods presented. Accordingly, for the three and six months ended June 30, 2018 and 2017, we have presented the service cost component of our retirement benefit plans in other operation and maintenance on the income statements, while presenting the non-service components in other income, net.

The following table shows the non-service credit components of net benefit costs:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Non-service credit components	$(5.3)	$—	$(12.5)	$(2.6)

For the three and six months ended June 30, 2017, the net credits from the non-service components of net benefit cost were reclassified from other operation and maintenance to other income, net, on our income statements.

Under ASU 2017-07, only the service cost component of net periodic benefit cost is eligible for capitalization to property, plant, and equipment. In prior periods, a portion of all net benefit cost components was capitalized to property, plant, and equipment. As required, this amendment was applied prospectively, beginning January 1, 2018. As a result of the application of accounting principles for rate regulated entities, the non-service cost components of the net benefit cost that are no longer eligible for capitalization under this standard, but are capitalized under the regulatory framework, are presented as regulatory assets or liabilities rather than property, plant, and equipment.

06/30/2018 Form 10-Q	21	WEC Energy Group, Inc.

NOTE 15—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The following table shows changes to our goodwill balances by segment during the six months ended June 30, 2018:

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance as of January 1, 2018	$2,104.3	$758.7	$183.2	$7.3	$3,053.5
Adjustment to Bluewater purchase price allocation (1)	—	—	—	(0.7)	(0.7)
Goodwill balance as of June 30, 2018 (2)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)	See Note 2, Acquisitions, for more information on the acquisition of Bluewater.

(2)	We had no accumulated impairment losses related to our goodwill as of June 30, 2018.

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

	Three Months Ended June 30, 2018
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,561.1	$37.8	$1,598.9
Add: Earnings (loss) from equity method investment	29.8	(1.1)	28.7
Add: Capital contributions	18.1	1.5	19.6
Less: Distributions	50.7	—	50.7
Add: Other	0.1	—	0.1
Balance at end of period	$1,558.4	$38.2	$1,596.6

	Three Months Ended June 30, 2017
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,515.6	$(2.3)	$1,513.3
Add: Earnings (loss) from equity method investment	42.8	(1.0)	41.8
Add: Capital contributions	15.1	7.8	22.9
Less: Distributions	34.0	—	34.0
Balance at end of period	$1,539.5	$4.5	$1,544.0

	Six Months Ended June 30, 2018
(in millions)	ATC		ATC Holdco	Total
Balance at beginning of period	$1,515.8	(1)	$37.6	$1,553.4
Add: Earnings (loss) from equity method investment	63.2		(1.7)	61.5
Add: Capital contributions	30.1		2.3	32.4
Less: Distributions	50.7	(2)	—	50.7
Balance at end of period	$1,558.4		$38.2	$1,596.6

(1)	Distributions of $39.9 million, received in the first quarter of 2018, were approved and recorded as a receivable from ATC in other current assets at December 31, 2017.

(2)	Distributions of $24.2 million, received in the third quarter of 2018, were approved and recorded as a receivable from ATC in accounts receivable at June 30, 2018.

06/30/2018 Form 10-Q	22	WEC Energy Group, Inc.

	Six Months Ended June 30, 2017
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period *	$1,443.9	$—	$1,443.9
Add: Earnings (loss) from equity method investment	90.5	(6.8)	83.7
Add: Capital contributions	39.2	11.3	50.5
Less: Distributions	34.0	—	34.0
Less: Other	0.1	—	0.1
Balance at end of period	$1,539.5	$4.5	$1,544.0

*	Distributions of $35.2 million, received in the first quarter of 2017, were approved and recorded as a receivable from ATC in other current assets at December 31, 2016.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Charges to ATC for services and construction	$4.1	$3.7	$8.7	$7.9
Charges from ATC for network transmission services	84.6	87.3	169.1	174.6
Refund from ATC related to a FERC audit	22.0	—	22.0	—
Refund from ATC per FERC ROE order	—	—	—	28.3

Our balance sheets included the following receivables and payables related to ATC:

(in millions)	June 30, 2018	December 31, 2017
Accounts receivable
Services provided to ATC	$1.8	$1.5
Other current assets
Dividends receivable from ATC	24.2	39.9
Accounts payable
Services received from ATC	28.2	31.2

Summarized financial data for ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017
Income statement data
Operating revenues	$165.5	$176.6	$330.9	$351.3
Operating expenses	91.5	83.0	176.4	165.7
Other expense, net	25.4	25.4	53.0	51.5
Net income	$48.6	$68.2	$101.5	$134.1

06/30/2018 Form 10-Q	23	WEC Energy Group, Inc.

(in millions)	June 30, 2018	December 31, 2017
Balance sheet data
Current assets	$97.1	$87.7
Noncurrent assets	4,764.3	4,598.9
Total assets	$4,861.4	$4,686.6

Current liabilities	$700.3	$767.2
Long-term debt	1,914.3	1,790.6
Other noncurrent liabilities	288.0	240.3
Shareholders' equity	1,958.8	1,888.5
Total liabilities and shareholders' equity	$4,861.4	$4,686.6

NOTE 17—SEGMENT INFORMATION

At June 30, 2018, we reported six segments, which are described below.

•	The Wisconsin segment includes the electric and natural gas utility operations of WE, WG, WPS, and UMERC.

•	The Illinois segment includes the natural gas utility and non-utility operations of PGL and NSG.

•	The other states segment includes the natural gas utility and non-utility operations of MERC and MGU.

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

•
The non-utility energy infrastructure segment includes We Power, which owns and leases generating facilities to WE, and Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities.

•
The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Bostco, Wisvest LLC, Wisconsin Energy Capital Corporation, WBS, and PDL. In the first quarter of 2017, we sold substantially all of the remaining assets of Bostco. See Note 3, Disposition, for more information on this sale.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2018 and 2017:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2018
External revenues	$1,325.5	$268.0	$72.4	$1,665.9	$—	$3.5	$3.1	$—	$1,672.5
Intersegment revenues	—	—	—	—	—	113.5	—	(113.5)	—
Other operation and maintenance	502.4	104.1	24.9	631.4	—	4.5	2.2	(100.4)	537.7
Depreciation and amortization	134.6	41.8	4.5	180.9	—	18.3	7.5	—	206.7
Operating income (loss)	195.1	41.7	8.1	244.9	—	92.4	(6.5)	—	330.8
Equity in earnings of transmission affiliates	—	—	—	—	28.7	—	—	—	28.7
Interest expense	48.5	12.3	2.1	62.9	—	16.0	30.3	(0.7)	108.5

06/30/2018 Form 10-Q	24	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2017
External revenues	$1,303.2	$253.2	$65.7	$1,622.1	$—	$6.2	$3.2	$—	$1,631.5
Intersegment revenues	—	—	—	—	—	112.6	—	(112.6)	—
Other operation and maintenance *	459.7	102.4	23.3	585.4	—	2.7	4.3	(112.6)	479.8
Depreciation and amortization	130.3	37.5	6.1	173.9	—	17.4	6.4	—	197.7
Operating income (loss) *	222.6	43.9	4.7	271.2	—	98.7	(7.7)	—	362.2
Equity in earnings of transmission affiliates	—	—	—	—	41.8	—	—	—	41.8
Interest expense	48.2	10.9	1.9	61.0	—	15.2	26.8	(1.1)	101.9

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 14, Employee Benefits, for more information on this new standard.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2018
External revenues	$2,914.6	$775.3	$242.3	$3,932.2	$—	$22.3	$4.5	$—	$3,959.0
Intersegment revenues	—	—	—	—	—	212.8	—	(212.8)	—
Other operation and maintenance	970.9	216.3	51.5	1,238.7	—	6.2	1.9	(197.2)	1,049.6
Depreciation and amortization	269.7	82.7	11.1	363.5	—	36.6	15.2	—	415.3
Operating income (loss)	468.8	189.3	44.3	702.4	—	185.4	(11.9)	—	875.9
Equity in earnings of transmission affiliates	—	—	—	—	61.5	—	—	—	61.5
Interest expense	97.9	24.6	4.2	126.7	—	32.1	58.3	(1.9)	215.2

06/30/2018 Form 10-Q	25	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2017
External revenues	$2,915.3	$778.5	$223.6	$3,917.4	$—	$12.5	$6.1	$—	$3,936.0
Intersegment revenues	—	—	—	—	—	221.6	—	(221.6)	—
Other operation and maintenance *	925.4	222.0	51.5	1,198.9	—	3.1	3.9	(221.6)	984.3
Depreciation and amortization	259.6	73.7	12.1	345.4	—	34.9	12.0	—	392.3
Operating income (loss) *	552.1	200.6	38.2	790.9	—	196.1	(10.1)	—	976.9
Equity in earnings of transmission affiliates	—	—	—	—	83.7	—	—	—	83.7
Interest expense	96.9	22.0	4.2	123.1	—	30.5	55.9	(2.9)	206.6

*	Includes the retroactive restatement impacts of the implementation of ASU 2017-07. See Note 14, Employee Benefits, for more information on this new standard.

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but that consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. We account for ATC as an equity method investment. The significant assets and liabilities related to ATC recorded on our balance sheets were our equity investment, distributions receivable, and accounts payable. At June 30, 2018 and December 31, 2017, our equity investment was $1,558.4 million and $1,515.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC. In addition, we had receivables of $24.2 million and $39.9 million recorded at June 30, 2018 and December 31, 2017, respectively, for distributions from ATC. We also had $28.2 million and $31.2 million of accounts payable due to ATC at June 30, 2018 and December 31, 2017, respectively, for network transmission services.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but that consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. We account for ATC Holdco as an equity method investment. The only significant asset or liability related to ATC Holdco recorded on our balance sheets was our equity investment of $38.2 million and $37.6 million at June 30, 2018 and December 31, 2017, respectively. Our equity investment approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 16, Investment in Transmission Affiliates, for more information.

06/30/2018 Form 10-Q	26	WEC Energy Group, Inc.

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

We have approximately $64.1 million of required payments over the remaining term of this agreement. We believe that the required lease payments under this contract will continue to be recoverable in rates. Total capacity and lease payments under this contract for the six months ended June 30, 2018 and 2017 were $9.4 million and $9.0 million, respectively. Our maximum exposure to loss is limited to the capacity payments under the contract.

NOTE 19—COMMITMENTS AND CONTINGENCIES

We and our subsidiaries have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

Unconditional Purchase Obligations

Our electric utilities have obligations to distribute and sell electricity to their customers, and our natural gas utilities have obligations to distribute and sell natural gas to their customers. The utilities expect to recover costs related to these obligations in future customer rates. In order to meet these obligations, we routinely enter into long-term purchase and sale commitments for various quantities and lengths of time. Our minimum future commitments related to these purchase obligations as of June 30, 2018, including those of our subsidiaries, were $11,216.1 million.

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

Air Quality

8-Hour Ozone National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations on May 1, 2018. The following counties within our service territories were designated as partial nonattainment: Door, Kenosha, Manitowoc, Northern Milwaukee/Ozaukee, and Sheboygan shorelines. The state of Wisconsin will need to develop a state implementation plan to bring these areas back into attainment. We will be required to comply with this state implementation plan no earlier than 2020. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

Climate Change

In 2015, the EPA issued a final rule regulating GHG emissions from existing generating units, referred to as the Clean Power Plan, and final performance standards for modified and reconstructed generating units and new fossil-fueled power plants. In October 2015, following publication of the CPP, numerous states (including Wisconsin and Michigan) and other parties filed lawsuits challenging the final rule, including a request to stay the implementation of the final rule pending the outcome of these legal challenges. In February 2016, the Supreme Court stayed the effectiveness of the CPP until disposition of the litigation in the D.C. Circuit Court of Appeals and, to the extent that further appellate review is sought, at the Supreme Court. In April 2017, pursuant to motions made by the EPA,

06/30/2018 Form 10-Q	27	WEC Energy Group, Inc.

the D.C. Circuit Court of Appeals ordered the challenges to the CPP, as well as related performance standards for new, reconstructed, and modified fossil-fueled power plants, to be held in abeyance, which remains the case.

In March 2017, President Trump issued an executive order that, among other things, specifically directed the EPA to review the CPP and related GHG regulations for new, reconstructed, or modified fossil-fueled power plants. In October 2017, the EPA issued a proposed rulemaking to repeal the CPP. In December 2017, the EPA issued an advanced notice of proposed rulemaking to solicit input on whether it is appropriate to replace the CPP. The EPA is expected to issue a proposed CPP replacement rule, or decide to rescind the CPP without replacing it, during the third quarter of 2018.

Notwithstanding the uncertain future of the CPP, and given current fuel and technology markets, we continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute towards long-term GHG reductions. Our plan is to work with our industry partners, environmental groups, and the State of Wisconsin, with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, our new long-term goal is to reduce CO2 emissions by approximately 80% below 2005 levels by 2050. We have implemented and continue to evaluate numerous options in order to meet our CO2 reduction goals. Options considered include increased use of existing natural gas combined cycle units, co-firing or switching to natural gas in existing coal-fired units, reduced operation or retirement of existing coal-fired units, addition of new renewable energy resources (wind, solar), and consideration of supply and demand-side energy efficiency and distributed generation. As a result of our generation reshaping plan, we expect to retire 1,800 MW of coal generation by 2020, including Pleasant Prairie power plant (retired in April 2018), PIPP, Pulliam power plant, and the jointly-owned Edgewater Unit 4 generation units. See Note 5, Property, Plant, and Equipment, for more information. In addition, we are evaluating our goals, and possible subsequent actions, with respect to national and international efforts to reduce future GHG emissions in order to limit future global temperature increases to less than two degrees Celsius.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act, which requires that the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the Best Technology Available (BTA) for minimizing adverse environmental impacts from both impingement (entrapping organisms on water intake screens) and entrainment (drawing organisms into water intake). The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities.

Facility owners must select from seven compliance options available to meet the impingement mortality (IM) reduction standard. The rule requires state permitting agencies to make BTA determinations, subject to EPA oversight, for IM reduction over the next several years as facility permits are reissued. Based on our assessment, we believe that existing technologies at our generating facilities, except for Pulliam Units 7 and 8, satisfy the IM BTA requirements. WPS will retire Pulliam Units 7 and 8 on or before October 31, 2018. See Note 5, Property, Plant, and Equipment, for more information. Therefore, the WPDES permit reissued by the WDNR on June 29, 2018, will not require WPS to make alterations to the existing water intake at Pulliam Units 7 and 8. Based on the reissued WPDES permit for Weston, the WDNR will not require physical modifications to the Weston Unit 2 intake structure to meet the IM BTA requirements based on low capacity use of the unit.

BTA determinations must also be made by the WDNR and MDEQ to address entrainment mortality (EM) reduction on a site-specific basis taking into consideration several factors. We have received an EM BTA determination by the WDNR, with EPA concurrence, for our intake modification at Valley power plant. There has also been an interim EM BTA determination made by the WDNR as part of the reissued WPDES permit for Weston Units 3 and 4, and we intend to extrapolate these results to assess Weston Unit 2. The entrainment study and other technical information will be used by the WDNR to make a final 316(b) determination during the next five year WPDES permit term. At this time, we expect that the WDNR will conclude that the existing cooling tower systems for Weston Units 3 and 4 are BTA for both impingement and entrainment reduction. In addition, the WDNR has initially indicated that based on the low capacity utilization of Weston Unit 2, impingement mortality reduction technology will not be required and further entrainment reduction will not be necessary. Due to the retirement of Pleasant Prairie Power Plant and our plans to retire Pulliam Units 7 and 8 and PIPP, we do not believe that BTA determinations for EM will be necessary for these units. Although we currently believe that existing technologies at Port Washington Generating Station and OC 5 through OC 8 satisfy the EM BTA requirements, BTA determinations to address EM reduction requirements will not be made until discharge permits are renewed for these units. Until that time, we cannot determine what, if any, intake structure or operational modifications will be required to meet the new EM

06/30/2018 Form 10-Q	28	WEC Energy Group, Inc.

BTA requirements for these units. During 2018, we will continue to evaluate options to address the EM BTA requirements for these units.

We have also provided information to the WDNR and the MDEQ about planned unit retirements. Based on discussions with the MDEQ, if we submit a signed certification stating that PIPP will be retired no later than the end of the next permit cycle (assumed to be October 1, 2023), the EM BTA requirements will be waived. We expect to submit the letter identifying the last operating date for PIPP to the MDEQ during 2018, ahead of when the agency begins processing our pending application for the National Pollutant Discharge Elimination System permit reissuance. For Pulliam Units 7 and 8, in light of the pending facility retirement, the reissued WPDES permit included an interim BTA determination for the existing barrier net system. WPS will not be required to conduct monitoring for IM or EM or to submit additional 316(b) information until the next permit renewal application in December 2022.

We believe our fleet overall is well positioned to meet the new regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final steam electric effluent limitation guidelines (ELG) rule took effect in January 2016. Various petitions challenging the rule were consolidated and are pending in the United States Fifth Circuit Court of Appeals. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance dates for the bottom ash transport water and wet flue gas desulfurization wastewater requirements. This rule applies to wastewater discharges from our power plant processes in Wisconsin and Michigan. In February 2018, the Center for Biological Diversity (CBD) filed suit in the U.S. District Court of Arizona challenging the Postponement Rule. In April 2018, the Utility Water Act Group filed a motion to dismiss the CBD suit for lack of subject matter jurisdiction. While the ELG compliance deadlines are postponed, the WDNR and the MDEQ have indicated that they will refrain from incorporating certain new requirements into any reissued discharge permits between 2018 and 2023.

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

06/30/2018 Form 10-Q	29	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2018	December 31, 2017
Regulatory assets	$669.9	$676.6
Reserves for future remediation	617.2	617.2

Consent Decrees

Wisconsin Public Service Corporation Consent Decree – Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to WPS, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam plants from 1994 to 2009. WPS entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013.

WPS will retire Pulliam Units 7 and 8 on or before October 31, 2018. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with Wisconsin Power and Light, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013.

As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit must be retired by September 30, 2018. See Note 5, Property, Plant, and Equipment, for more information about the retirement.

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

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2018	2017
Cash (paid) for interest, net of amount capitalized	$(215.6)	$(209.3)
Cash (paid) received for income taxes, net	(47.6)	9.5
Significant non-cash transactions
Accounts payable related to construction costs	77.4	155.5
Portion of Bostco real estate holdings sale financed with note receivable *	—	7.0
Amortization of deferred revenue	12.6	12.4

*	See Note 3, Disposition, for more information on this sale.

06/30/2018 Form 10-Q	30	WEC Energy Group, Inc.

Effective January 1, 2018, we adopted ASU 2016-18, Restricted Cash. Under this ASU, amounts generally described as restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-the period and end-of-the period total amounts shown on the statements of cash flows. As a result, we no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statements of cash flows. Instead, changes in restricted cash are classified as either operating activities, investing activities, or financing activities.

The majority of our restricted cash consists of amounts held in the Integrys rabbi trust, which are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments. The adoption of ASU 2016-18 resulted in an increase of $12.3 million in net cash flows used by investing activities from what was previously reported for the six months ended June 30, 2017.

See the following table for a reconciliation of cash and cash equivalents and restricted cash reported within the balance sheets to the sum of the total of the same amounts shown in the statements of cash flows at June 30:

(in millions)	2018	2017
Cash and cash equivalents	$29.8	$36.5
Restricted cash included in other long term assets	22.2	21.8
Cash, cash equivalents, and restricted cash	$52.0	$58.3

Effective January 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. There are eight main provisions of this ASU for which current GAAP either was unclear or did not include specific guidance. The adoption of this guidance had no impact on our financial statements for the six months ended June 30, 2018 and 2017.

ASU 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. We adopted the cumulative earnings approach for classifying distributions received in the statements of cash flows. Under the cumulative earnings approach, we compare the distributions received to cumulative equity method earnings since inception. Any distributions received up to the amount of cumulative equity earnings are considered a return on investment and classified in operating activities. Any excess distributions are considered a return of investment and classified in investing activities. We did not receive any excess distributions during the six months ended June 30, 2018 and 2017.

NOTE 21—REGULATORY ENVIRONMENT

Tax Cuts and Jobs Act of 2017

Our regulated utilities deferred for return to ratepayers, through future refunds, bill credits, riders, or reductions in other regulatory assets, the estimated tax benefit of $2,450 million related to the Tax Legislation that was signed into law in December 2017. This tax benefit resulted from the revaluation of deferred taxes in December 2017. The current 2018 tax benefit related to the Tax Legislation, which reduced the corporate federal tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018, is also being deferred for return to ratepayers.

We have received written orders from the PSCW and the MPSC addressing the refunding of certain of these tax benefits to ratepayers in Wisconsin and Michigan, respectively, and the ICC has approved the VITA in Illinois. See the Variable Income Tax Adjustment Rider discussion below for more information on the Illinois rider. A summary of the Wisconsin and Michigan orders and our proposed approach in Minnesota is outlined below.

Wisconsin

In May 2018, the PSCW issued an order regarding the benefits associated with the Tax Legislation. The PSCW order requires WE's and WPS’s electric utility operations to use 80% and 40%, respectively, of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. The remaining 20% and 60% at WE and WPS, respectively, is to be returned to electric customers in the form of bill credits. For our Wisconsin natural gas utility operations, the PSCW indicated that 100% of current 2018 and 2019 tax benefits should be returned to natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting is to be used to reduce certain regulatory assets for our electric utilities and is being deferred at our natural gas utilities. The timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes at our electric and natural gas utilities was not addressed and will be

06/30/2018 Form 10-Q	31	WEC Energy Group, Inc.

determined in a future rate proceeding. During the six months ended June 30, 2018, we reduced our regulatory assets by $46.9 million as a result of the PSCW order.
Michigan

In February 2018, the MPSC issued an order requiring Michigan utilities to make three filings related to the Tax Legislation. The first of those filings, which was filed in March 2018, prospectively addressed the impact on base rates for the change in tax expense resulting from the federal tax rate reduction from 35% to 21%. UMERC and MGU proposed providing a volumetric bill credit, subject to reconciliation and true up. In May 2018, the MPSC issued orders approving settlements that resulted in volumetric bill credits for all of UMERC's and MGU's customers effective July 1, 2018. The second filing, which was filed in July 2018, addressed the impact on base rates for the change in tax expense resulting from the federal tax rate reduction from 35% to 21% from January 1, 2018 until July 1, 2018. UMERC and MGU proposed to return the tax savings from these months to customers via volumetric bill credits over multiple months. The third filing, which is due in October 2018, will address the remaining impacts of the Tax Legislation on base rates – most notably the re-measurement of deferred tax balances. UMERC and MGU have not yet made a proposal on the third filing.

WE, which serves one retail electric customer in Michigan, has reached a settlement with that customer. That settlement was approved by the MPSC in May 2018 and addresses all base rate impacts of the Tax Legislation, which will be returned to the customer through bill credits.

Minnesota

MERC is currently in an active rate case for 2018 and expects to address all aspects of the Tax Legislation, including the re-measurement of deferred tax balances, in that rate case. MERC expects that all impacts of the Tax Legislation will be incorporated into base rates when they are approved by the MPUC during its current rate proceeding.

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

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs at WE during the base rate freeze period by accelerating the recognition of certain tax benefits. WE will flow through the tax benefit of its repair-related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. While WE would typically follow the normalization accounting method and utilize the tax benefits of the deferred tax liabilities in rate making as an offset to rate base, benefiting customers over time, the federal tax code does allow for passing these tax repair-related benefits to ratepayers much sooner using the flow through accounting method. The flow through treatment of the repair-related deferred tax liabilities offsets the negative income statement impact of holding the regulatory assets level, resulting in no change to net income.

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

06/30/2018 Form 10-Q	32	WEC Energy Group, Inc.

Wisconsin Public Service Corporation Proposed Solar Generation Projects

On May 31, 2018, WPS, along with an unaffiliated utility, filed an application with the PSCW to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be $260 million.

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

As of June 30, 2018, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Variable Income Tax Adjustment Rider

In April 2018, the ICC approved the VITA proposed by PGL and NSG. The VITA recovers or refunds changes in income tax expense resulting from differences in income tax rates and amortization of deferred tax excesses and deficiencies (in accordance with the Tax Legislation) from the amounts used in the last PGL and NSG rate case, effective January 25, 2018.

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

06/30/2018 Form 10-Q	33	WEC Energy Group, Inc.

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

In October 2017, the MPSC approved both the agreement with Tilden and UMERC's application for a certificate of necessity to begin construction of the proposed generation. The estimated cost of this project is $266 million ($277 million with AFUDC), 50% of which is expected to be recovered from Tilden, with the remaining 50% expected to be recovered from UMERC's other utility customers. The new units are expected to begin commercial operation during the second quarter of 2019. Upon receiving the MPSC's approval, retirement of the PIPP generating units became probable. In connection with MISO's April 2018 approval of the retirement of the plant, the PIPP units will be retired on or before May 31, 2019. Tilden will remain a customer of WE until this new generation begins commercial operation.

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

Leases

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842, ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Targeted Improvements. The main provision of ASU 2016-02 is that lessees will be required to recognize lease assets and lease liabilities for most leases, including those classified as operating leases under GAAP. In addition, this ASU expands the required quantitative and qualitative disclosures related to lease agreements. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. This guidance must be adopted using a modified retrospective approach and provides for a number of optional transition practical expedients. We expect to apply the package of practical expedients allowed by this ASU which, among other things, allows the carryforward of prior conclusions related to lease identification and classification. We have not yet determined whether we will elect any other practical expedients upon transition. We are currently assessing the effects this guidance may have on our financial statements.

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

06/30/2018 Form 10-Q	34	WEC Energy Group, Inc.

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

Reshaping Our Generation Fleet

The planned reshaping of our generation fleet will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030. In addition, we set a new long-term goal of reducing CO2 emissions by approximately 80% below 2005 levels by 2050. We expect to retire approximately 1,800 MW of coal generation by 2020, and add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. Our 1,190 MW Pleasant Prairie power plant was retired in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately. It may take several years to finalize long-term plans for the site. See Note 5, Property, Plant, and Equipment, for information related to the Pleasant Prairie power plant retirement and planned retirements of certain of our other coal-fueled power plants.

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

•
Upper Michigan Energy Resources Corporation (UMERC), our Michigan electric and natural gas utility, is moving forward with its long-term generation solution for electric reliability in the Upper Peninsula of Michigan. The plan calls for UMERC to construct and operate approximately 180 MW of natural gas-fueled generation located in the Upper Peninsula. The new generation is expected to achieve commercial operation during the second quarter of 2019 and provide the region with affordable, reliable electricity that generates less emissions than the Presque Isle power plant (PIPP). In accordance with a written approval letter received from the Midcontinent Independent System Operator, we must retire PIPP by May 31, 2019.

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

06/30/2018 Form 10-Q	35	WEC Energy Group, Inc.

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

•	See Note 2, Acquisitions, for information about our acquisitions of natural gas storage facilities in Michigan and portions of wind energy generation facilities in Wisconsin, Illinois, and Nebraska.

•	See Note 3, Disposition, for information on the sale of Bostco LLC's real estate holdings.

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

06/30/2018 Form 10-Q	36	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2018 with the second quarter of 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2018	2017	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Tax Legislation	Remaining Change B (W)
Wisconsin	$195.1	$222.6	$(27.5)	$(30.9)	$(19.2)	$22.6
Illinois	41.7	43.9	(2.2)	—	(3.2)	1.0
Other states	8.1	4.7	3.4	—	(0.6)	4.0
Non-utility energy infrastructure	92.4	98.7	(6.3)	—	(12.6)	6.3
Corporate and other	(6.5)	(7.7)	1.2	—	—	1.2
Total operating income	330.8	362.2	(31.4)	(30.9)	(35.6)	35.1
Equity in earnings of transmission affiliates	28.7	41.8	(13.1)	—	(9.4)	(3.7)
Other income, net	31.4	13.1	18.3	—	—	18.3
Interest expense	108.5	101.9	(6.6)	—	—	(6.6)
Income before income taxes	282.4	315.2	(32.8)	(30.9)	(45.0)	43.1
Income tax expense	51.1	115.8	64.7	30.9	41.4	(7.6)
Preferred stock dividends of subsidiary	0.3	0.3	—	—	—	—
Net income attributed to common shareholders	$231.0	$199.1	$31.9	$—	$(3.6)	$35.5

Diluted earnings per share	$0.73	$0.63	$0.10

Earnings increased $31.9 million during the second quarter of 2018, compared with the same quarter in 2017. The table above shows the income statement impact associated with the flow through of tax repairs beginning January 1, 2018 and the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to these items did not have a significant impact on net income attributed to common shareholders. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

The significant factors impacting the remaining increase in earnings were:

•
A $22.6 million pre-tax ($16.4 million after tax) remaining increase in operating income at the Wisconsin segment. The increase was driven by higher electric and natural gas margins, which were primarily due to higher retail sales volumes as a result of favorable weather and higher weather-normalized use per customer.

•
An $18.3 million pre-tax ($13.3 million after tax) increase in other income, net, driven by the timing of the recognition of returns related to certain regulatory assets and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs.

•
A $6.3 million pre-tax ($4.6 million after tax) remaining increase in operating income at the non-utility energy infrastructure segment, driven by the inclusion of the operations of Bluewater following its acquisition on June 30, 2017.

These increases in earnings were partially offset by a $6.6 million pre-tax ($4.8 million after tax) increase in interest expense, driven by higher short-term debt balances, primarily used to fund capital investments, and higher interest rates on short-term debt.

06/30/2018 Form 10-Q	37	WEC Energy Group, Inc.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the second quarter of 2018 and 2017 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Electric revenues	$1,087.5	$1,090.7	$(3.2)
Fuel and purchased power	328.2	345.0	16.8
Total electric margins	759.3	745.7	13.6

Natural gas revenues	238.0	212.5	25.5
Cost of natural gas sold	124.9	105.1	(19.8)
Total natural gas margins	113.1	107.4	5.7

Total electric and natural gas margins	872.4	853.1	19.3

Other operation and maintenance	502.4	459.7	(42.7)
Depreciation and amortization	134.6	130.3	(4.3)
Property and revenue taxes	40.3	40.5	0.2
Operating income	$195.1	$222.6	$(27.5)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$188.4	$189.8	$1.4
We Power (1)	125.9	127.1	1.2
Transmission (2)	104.5	106.1	1.6
Transmission expense related to the flow through of tax repairs (3)	10.0	—	(10.0)
Transmission expense related to Tax Legislation (4)	33.8	—	(33.8)
Regulatory amortizations and other pass through expenses (5)	36.1	36.7	0.6
Earnings sharing mechanisms (6)	3.7	—	(3.7)
Total other operation and maintenance	$502.4	$459.7	$(42.7)

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred by WE, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During the three months ended June 30, 2018 and 2017,

06/30/2018 Form 10-Q	38	WEC Energy Group, Inc.

$126.1 million and $139.2 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by WE, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2018 and 2017, $97.3 million and $118.6 million, respectively, of costs were billed by transmission providers to our electric utilities.

(3)
Represents additional transmission expense associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018, in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 21, Regulatory Environment, for more information.

(4)
As a result of the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit to reduce its transmission regulatory asset balance, our transmission expense increased during the second quarter of 2018 with a corresponding offset in income taxes. See Note 21, Regulatory Environment, for more information.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(6)	See Note 21, Regulatory Environment, for more information about our earnings sharing mechanisms.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer Class
Residential	2,565.6	2,455.2	110.4
Small commercial and industrial *	3,221.0	3,113.6	107.4
Large commercial and industrial *	3,263.3	3,224.4	38.9
Other	38.1	39.9	(1.8)
Total retail *	9,088.0	8,833.1	254.9
Wholesale	875.9	933.7	(57.8)
Resale	793.1	1,240.6	(447.5)
Total sales in MWh *	10,757.0	11,007.4	(250.4)

*	Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	169.5	135.4	34.1
Commercial and industrial	121.9	91.8	30.1
Total retail	291.4	227.2	64.2
Transport	322.2	293.6	28.6
Total sales in therms	613.6	520.8	92.8

06/30/2018 Form 10-Q	39	WEC Energy Group, Inc.

	Three Months Ended June 30
	Degree Days
Weather	2018	2017	B(W)
WE and WG (1)
Heating (914 normal)	1,023	748	36.8%
Cooling (166 normal)	217	203	6.9%

WPS (2)
Heating (937 normal)	1,081	834	29.6%
Cooling (133 normal)	215	125	72.0%

UMERC (3)
Heating (1,166 normal)	1,206	1,141	5.7%
Cooling (77 normal)	138	47	193.6%

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $13.6 million during the second quarter of 2018, compared with the same quarter in 2017. The significant factors impacting the higher electric utility margins were:

•
A $17.4 million increase in margins related to an increase in revenues, with a corresponding increase in transmission expense, as a result of the PSCW's order in May 2018 associated with the Tax Legislation. The PSCW order required WE to apply 80% of its current 2018 tax benefit against its transmission regulatory asset balance. Prior to receiving the order, we recorded all of the expected benefits related to the Tax Legislation as if they would be returned to customers through refunds or bill credits, which resulted in a decrease in revenue in the first quarter of 2018. In the second quarter of 2018, we reversed a portion of this decrease as a result of the order. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

•
A $15.7 million increase related to higher retail sales volumes during the second quarter of 2018, primarily driven by favorable weather and higher overall use per retail customer. A colder than normal April and a warmer start to summer in 2018 contributed to the increase. As measured by heating degree days, the second quarter of 2018 was 36.8% and 29.6% colder than the same quarter in 2017 in the Milwaukee area and Green Bay area, respectively. As measured by cooling degree days, the second quarter of 2018 was 6.9% and 72.0% warmer than the same quarter in 2017 in the Milwaukee area and Green Bay area, respectively.

•
A $3.1 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These increases in margins were partially offset by:

•
A $20.9 million decrease in margins related to a settlement agreement with the PSCW to flow through the tax benefit of WE's repair-related deferred tax liabilities through reductions in certain regulatory assets, which are amortized to revenues, as discussed in Note 21, Regulatory Environment.

•	A $3.7 million decrease in wholesale margins driven both by lower sales volumes at WPS and reduced capacity rates at WE and WPS reflecting the Tax Legislation.

06/30/2018 Form 10-Q	40	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $5.7 million during the second quarter of 2018, compared with the same quarter in 2017. The most significant factor impacting the higher natural gas utility margins was a $10.7 million increase related to higher sales volumes, primarily driven by a colder than normal April in 2018, higher use per commercial and industrial customer, and customer growth. This increase in margins was partially offset by $5.6 million of amounts expected to be returned to customers through refunds or bill credits, driven by the Tax Legislation. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

Operating Income

Operating income at the Wisconsin segment decreased $27.5 million during the second quarter of 2018, compared with the same quarter in 2017. This decrease was driven by $46.8 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $19.3 million of higher margins discussed above.

The significant factors impacting the increase in operating expenses during the second quarter of 2018, compared with the same quarter in 2017, were:

•
A $33.8 million increase in transmission expense, with a corresponding offset in income taxes, associated with the May 2018 order from the PSCW related to the benefits associated with the Tax Legislation, as discussed in the table above.

•	A $10.0 million increase in transmission expense related to the flow through of tax repairs, as discussed in the table above.

•
A $4.3 million increase in depreciation and amortization driven by an overall increase in utility plant in service, WBS's transfer of an information technology project to WPS in June 2017, and the implementation of an enterprise resource planning system in January 2018. This increase in depreciation and amortization was partially offset by a decrease related to the reduction of certain WPS regulatory deferrals as a result of the PSCW's May 2018 order addressing the Tax Legislation.

•	A $3.9 million increase in benefit costs.

•	A $3.7 million increase in expenses related to the earnings sharing mechanism in place at WG. See Note 21, Regulatory Environment, for more information.

These increases in operating expenses were partially offset by:

•
A $5.0 million decrease in expenses at our plants, primarily related to the retirement of the Pleasant Prairie power plant in April 2018 and the winding down of operations in anticipation of other expected plant retirements. This resulted in lower maintenance and labor costs during the second quarter of 2018. See Note 5, Property, Plant, and Equipment, for more information on the plant retirements.

•	A $4.4 million decrease in electric and natural gas distribution expenses, primarily related to lower expenses incurred related to storm damage during the second quarter of 2018.

Illinois Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Natural gas revenues	$268.0	$253.2	$14.8
Cost of natural gas sold	75.3	64.1	(11.2)
Total natural gas margins	192.7	189.1	3.6

Other operation and maintenance	104.1	102.4	(1.7)
Depreciation and amortization	41.8	37.5	(4.3)
Property and revenue taxes	5.1	5.3	0.2
Operating income	$41.7	$43.9	$(2.2)

06/30/2018 Form 10-Q	41	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in the line items below	$85.7	$82.1	$(3.6)
Riders *	18.1	19.4	1.3
Regulatory amortizations *	(0.4)	0.5	0.9
Other	0.7	0.4	(0.3)
Total other operation and maintenance	$104.1	$102.4	$(1.7)

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	138.4	108.6	29.8
Commercial and industrial	59.5	51.8	7.7
Total retail	197.9	160.4	37.5
Transport	169.1	141.4	27.7
Total sales in therms	367.0	301.8	65.2

	Three Months Ended June 30
	Degree Days
Weather *	2018	2017	B (W)
Heating (689 Normal)	836	602	38.9%

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins, net of the $1.3 million impact of the riders referenced in the table above, increased $4.9 million during the second quarter of 2018, compared with the same quarter in 2017, driven by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. This increase was partially offset by a $3.2 million decrease in margins related to amounts being returned to customers through the VITA in connection with the Tax Legislation signed into law in December 2017. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment decreased $2.2 million during the second quarter of 2018, compared with the same quarter in 2017. This decrease was due to a $7.1 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), net of the impact of the riders referenced in the table above, partially offset by the $4.9 million net increase in margins discussed above. The increase in operating expenses was driven by higher depreciation expense at PGL primarily due to continued capital investment in the SMP project.

06/30/2018 Form 10-Q	42	WEC Energy Group, Inc.

Other States Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Natural gas revenues	$72.4	$65.7	$6.7
Cost of natural gas sold	31.0	27.4	(3.6)
Total natural gas margins	41.4	38.3	3.1

Other operation and maintenance	24.9	23.3	(1.6)
Depreciation and amortization	4.5	6.1	1.6
Property and revenue taxes	3.9	4.2	0.3
Operating income	$8.1	$4.7	$3.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line item below	$18.9	$18.2	$(0.7)
Regulatory amortizations and other pass through expenses *	6.0	5.1	(0.9)
Total other operation and maintenance	$24.9	$23.3	$(1.6)

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	47.0	39.6	7.4
Commercial and industrial	31.3	27.7	3.6
Total retail	78.3	67.3	11.0
Transport	168.1	167.6	0.5
Total sales in therms	246.4	234.9	11.5

	Three Months Ended June 30
	Degree Days
Weather *	2018	2017	B (W)
MERC
Heating (927 Normal)	1,064	886	20.1%

MGU
Heating (775 Normal)	858	667	28.6%

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $3.1 million during the second quarter of 2018, compared to the same quarter last year. The increase was primarily driven by a colder than normal April in 2018 as well as the MERC interim rate increase. See Note 21, Regulatory Environment, for more information on the interim rate increase.

06/30/2018 Form 10-Q	43	WEC Energy Group, Inc.

Operating Income

Operating income at the other states segment increased $3.4 million during the second quarter of 2018, compared to the same quarter last year. This increase was driven by the $3.1 million increase in margins discussed above and a $0.3 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes). The decrease in depreciation and amortization expense reflects the impact of a new depreciation study approved by the MPUC in the second quarter of 2018. The rates were effective retroactive to January 2017.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operating income	$92.4	$98.7	$(6.3)

Operating income at the non-utility energy infrastructure segment decreased $6.3 million during the second quarter of 2018, compared with the same quarter in 2017. The decrease was driven by a $12.6 million decrease in revenue related to the Tax Legislation signed into law in December 2017. As a result of the Tax Legislation, the lease payments charged by We Power to WE were reduced. The reduction in the lease payments was offset by a decrease in income tax expense, resulting in no impact on net income. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. Partially offsetting the impact of the Tax Legislation was a $5.7 million contribution to operating income from Bluewater during the second quarter of 2018. Bluewater was acquired on June 30, 2017. See Note 2, Acquisitions, for more information.

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Operating loss	$(6.5)	$(7.7)	$1.2

Electric Transmission Segment Operations

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Equity in earnings of transmission affiliates	$28.7	$41.8	$(13.1)

Earnings from our ownership interests in transmission affiliates decreased $13.1 million during the second quarter of 2018, compared with the same quarter in 2017, primarily due to the Tax Legislation signed into law in December 2017. The $9.4 million decrease in our equity earnings from the Tax Legislation did not affect our net income as it was offset by an equal reduction in our income tax expense. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. Also contributing to the decrease in our equity earnings was the impact of the refund ATC was required to provide customers as a result of the FERC financial audit completed in February 2018.

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$3.7	$2.9	$0.8
Other, net	27.7	10.2	17.5
Other income, net	$31.4	$13.1	$18.3

Other income, net increased $18.3 million during the second quarter of 2018, compared with the same quarter in 2017. The increase was driven by the timing of the recognition of returns related to certain regulatory assets and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs.

06/30/2018 Form 10-Q	44	WEC Energy Group, Inc.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2018	2017	B (W)
Interest expense	$108.5	$101.9	$(6.6)

Interest expense increased $6.6 million during the second quater of 2018, compared with the same quarter in 2017, primarily due to higher short-term debt balances and higher interest rates on short-term debt. This increase in debt balances is primarily related to continued capital investments.

Consolidated Income Tax Expense

	Three Months Ended June 30
	2018	2017	B (W)
Effective tax rate	18.1%	36.7%	18.6%

Our effective tax rate decreased by 18.6% when compared with the second quarter of 2017, primarily due to the impact of the Tax Legislation. Contributing 8.0% to the decrease in the effective tax rate is the flow through of tax repairs in connection with the Wisconsin rate settlement. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

SIX MONTHS ENDED JUNE 30, 2018

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2018 with the six months ended June 30, 2017, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2018	2017	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Tax Legislation	Remaining Change B (W)
Wisconsin	$468.8	$552.1	$(83.3)	$(66.0)	$(70.1)	$52.8
Illinois	189.3	200.6	(11.3)	—	(19.1)	7.8
Other states	44.3	38.2	6.1	—	(6.1)	12.2
Non-utility energy infrastructure	185.4	196.1	(10.7)	—	(25.2)	14.5
Corporate and other	(11.9)	(10.1)	(1.8)	—	—	(1.8)
Total operating income	875.9	976.9	(101.0)	(66.0)	(120.5)	85.5
Equity in earnings of transmission affiliates	61.5	83.7	(22.2)	—	(20.1)	(2.1)
Other income, net	38.9	31.4	7.5	—	—	7.5
Interest expense	215.2	206.6	(8.6)	—	—	(8.6)
Income before income taxes	761.1	885.4	(124.3)	(66.0)	(140.6)	82.3
Income tax expense	139.4	329.1	189.7	66.0	133.4	(9.7)
Preferred stock dividends of subsidiary	0.6	0.6	—	—	—	—
Net income attributed to common shareholders	$621.1	$555.7	$65.4	$—	$(7.2)	$72.6

Diluted Earnings Per Share	$1.96	$1.75	$0.21

Earnings increased $65.4 million during the six months ended June 30, 2018, compared with the same period in 2017. The table above shows the income statement impact associated with the flow through of tax repairs beginning January 1, 2018 and the Tax Legislation signed into law in December 2017. As shown in the table above, the changes related to these items did not have a significant impact on net income attributed to common shareholders. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

06/30/2018 Form 10-Q	45	WEC Energy Group, Inc.

The significant factors impacting the remaining increase in earnings were:

•
A $52.8 million pre-tax ($38.3 million after tax) remaining increase in operating income at the Wisconsin segment. The increase was driven by higher electric and natural gas margins, which were primarily due to higher retail sales volumes as a result of favorable weather and higher weather-normalized use per customer.

•
A $14.5 million pre-tax ($10.5 million after tax) remaining increase in operating income at the non-utility energy infrastructure segment, primarily driven by the inclusion of the operations of Bluewater following its acquisition on June 30, 2017.

•
A $12.2 million pre-tax ($8.8 million after tax) remaining increase in operating income at the other states segment. The increase was driven by higher natural gas margins, which were primarily a result of the colder winter weather in 2018 as well as customer growth.

•
A $7.8 million pre-tax ($5.7 million after tax) remaining increase in operating income at the Illinois segment. The increase was driven by higher natural gas margins at PGL due to continued capital investment in the SMP project under its QIP rider.

These increases in earnings were partially offset by an $8.6 million pre-tax ($6.2 million after tax) increase in interest expense, driven by higher short-term debt balances, primarily used to fund capital investments, and higher interest rates on short-term debt.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the six months ended June 30, 2018 and 2017 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

06/30/2018 Form 10-Q	46	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Electric revenues	$2,156.6	$2,206.0	$(49.4)
Fuel and purchased power	680.5	695.5	15.0
Total electric margins	1,476.1	1,510.5	(34.4)

Natural gas revenues	758.0	709.3	48.7
Cost of natural gas sold	444.6	401.7	(42.9)
Total natural gas margins	313.4	307.6	5.8

Total electric and natural gas margins	1,789.5	1,818.1	(28.6)

Other operation and maintenance	970.9	925.4	(45.5)
Depreciation and amortization	269.7	259.6	(10.1)
Property and revenue taxes	80.1	81.0	0.9
Operating income	$468.8	$552.1	$(83.3)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line items below	$365.4	$379.5	$14.1
We Power (1)	253.1	254.7	1.6
Transmission (2)	209.2	210.0	0.8
Transmission expense related to the flow through of tax repairs (3)	24.7	—	(24.7)
Transmission expense related to Tax Legislation (4)	33.8	—	(33.8)
Regulatory amortizations and other pass through expenses (5)	81.0	81.2	0.2
Earnings sharing mechanism (6)	3.7	—	(3.7)
Total other operation and maintenance	$970.9	$925.4	$(45.5)

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs incurred by WE, as well as the lease payments that are billed from We Power to WE and then recovered in WE's rates. During the six months ended June 30, 2018 and 2017, $236.7 million and $265.0 million, respectively, of both lease and operating and maintenance costs were billed to or incurred by WE, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2018 and 2017, $191.6 million and $201.5 million, respectively, of costs were billed by transmission providers to our electric utilities.

(3)
Represents additional transmission expense associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018, in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 21, Regulatory Environment, for more information.

(4)
As a result of the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit to reduce its transmission regulatory asset balance, our transmission expense increased during the six months ended June 30, 2018, with a corresponding offset in income taxes. See Note 21, Regulatory Environment, for more information.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(6)	See Note 21, Regulatory Environment, for more information about our earnings sharing mechanisms.

06/30/2018 Form 10-Q	47	WEC Energy Group, Inc.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2018	2017	B (W)
Customer Class
Residential	5,282.5	5,053.5	229.0
Small commercial and industrial *	6,415.3	6,306.2	109.1
Large commercial and industrial *	6,376.7	6,304.8	71.9
Other	84.3	87.1	(2.8)
Total retail *	18,158.8	17,751.6	407.2
Wholesale	1,732.8	1,876.6	(143.8)
Resale	3,236.7	3,517.7	(281.0)
Total sales in MWh *	23,128.3	23,145.9	(17.6)

*	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	693.8	602.9	90.9
Commercial and industrial	438.7	372.6	66.1
Total retail	1,132.5	975.5	157.0
Transport	735.2	676.3	58.9
Total sales in therms	1,867.7	1,651.8	215.9

	Six Months Ended June 30
	Degree Days
Weather	2018	2017	B(W)
WE and WG (1)
Heating (4,169 normal)	4,248	3,597	18.1%
Cooling (166 normal)	217	203	6.9%

WPS (2)
Heating (4,561 normal)	4,717	4,107	14.9%
Cooling (133 normal)	215	125	72.0%

UMERC (3)
Heating (5,097 normal)	5,242	4,803	9.1%
Cooling (77 normal)	138	47	193.6%

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $34.4 million during the six months ended June 30, 2018, compared with the same period in 2017. The significant factors impacting the lower electric utility margins were:

•
A $41.3 million decrease in margins related to a settlement agreement with the PSCW to flow through WE's tax benefit of its repair-related deferred tax liabilities through reductions in certain regulatory assets, which are amortized to revenues, as discussed in Note 21, Regulatory Environment.

06/30/2018 Form 10-Q	48	WEC Energy Group, Inc.

•
A $16.4 million decrease in margins related to amounts expected to be refunded to customers through refunds, bill credits, or reductions in other regulatory assets, driven by the Tax Legislation. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

•	A $7.7 million decrease in wholesale margins driven both by lower sales volumes at WPS and reduced capacity rates at WE and WPS reflecting the Tax Legislation.

These decreases in margins were partially offset by:

•
A $30.0 million increase related to higher retail sales volumes during the six months ended June 30, 2018, primarily driven by favorable weather and higher overall use per retail customer. Colder winter weather and a warmer start to summer in 2018 contributed to the increase. As measured by heating degree days, the six months ended June 30, 2018, were 18.1% and 14.9% colder than the same period in 2017 in the Milwaukee area and Green Bay area, respectively. As measured by cooling degree days, the six months ended June 30, 2018, were 6.9% and 72.0% warmer than the same period in 2017 in the Milwaukee area and Green Bay area, respectively.

•
A $5.4 million period-over-period positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $5.8 million during the six months ended June 30, 2018, compared with the same period in 2017. The most significant factor impacting the higher natural gas utility margins was a $28.3 million increase related to higher sales volumes, primarily driven by colder winter weather, higher use per commercial and industrial customer, and customer growth. This increase in margins was partially offset by $22.6 million of amounts expected to be returned to customers through refunds or bill credits, driven by the Tax Legislation. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

Operating Income

Operating income at the Wisconsin segment decreased $83.3 million during the six months ended June 30, 2018, compared with the same period in 2017. This decrease was driven by the $28.6 million net decrease in margins discussed above and $54.7 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the increase in operating expenses during the six months ended June 30, 2018, compared with the same period in 2017, were:

•
A $33.8 million increase in transmission expense, with a corresponding offset in income taxes, associated with the May 2018 order from the PSCW related to the benefits associated with the Tax Legislation, as discussed in the table above.

•	A $24.7 million increase in transmission expense related to the flow through of tax repairs, as discussed in the table above.

•
A $10.1 million increase in depreciation and amortization, driven by an overall increase in utility plant in service, WBS's transfer of an information technology project to WPS in June 2017, and the implementation of an enterprise resource planning system in January 2018. This increase in depreciation and amortization was partially offset by a decrease related to the reduction of certain WPS regulatory deferrals as a result of the PSCW's May 2018 order addressing the Tax Legislation.

•	A $3.7 million increase in expenses related to the earnings sharing mechanism in place at WG. See Note 21, Regulatory Environment, for more information.

06/30/2018 Form 10-Q	49	WEC Energy Group, Inc.

These increases in operating expenses were partially offset by:

•	A $9.5 million decrease in electric and natural gas distribution expenses, primarily related to lower expenses incurred related to storm damage during the six months ended June 30, 2018.

•
A $6.1 million decrease in expenses at our plants, primarily related to the retirement of the Pleasant Prairie power plant in April 2018 and the winding down of operations in anticipation of other expected plant retirements. This resulted in lower maintenance and labor costs during the six months ended June 30, 2018. See Note 5, Property, Plant, and Equipment, for more information on the plant retirements.

Illinois Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Natural gas revenues	$775.3	$778.5	$(3.2)
Cost of natural gas sold	277.0	271.8	(5.2)
Total natural gas margins	498.3	506.7	(8.4)

Other operation and maintenance	216.3	222.0	5.7
Depreciation and amortization	82.7	73.7	(9.0)
Property and revenue taxes	10.0	10.4	0.4
Operating income	$189.3	$200.6	$(11.3)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in the line items below	$159.4	$158.6	$(0.8)
Riders *	56.6	61.7	5.1
Regulatory amortizations *	(0.7)	1.2	1.9
Other	1.0	0.5	(0.5)
Total other operation and maintenance	$216.3	$222.0	$5.7

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	567.0	458.0	109.0
Commercial and industrial	227.9	195.1	32.8
Total retail	794.9	653.1	141.8
Transport	525.7	467.4	58.3
Total sales in therms	1,320.6	1,120.5	200.1

	Six Months Ended June 30
	Degree Days
Weather *	2018	2017	B (W)
Heating (3,826 Normal)	3,949	3,263	21.0%

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

06/30/2018 Form 10-Q	50	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins, net of the $5.1 million impact of the riders referenced in the table above, decreased $3.3 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by a $19.1 million decrease in margins related to amounts being returned to customers through the VITA in connection with the Tax Legislation signed into law in December 2017. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. This decrease was partially offset by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

Operating Income

Operating income at the Illinois segment decreased $11.3 million during the six months ended June 30, 2018, compared with the same period in 2017. This decrease was due to an $8.0 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenues taxes), net of the impact of the riders referenced in the table above, and the $3.3 million net decrease in margins discussed above. The increase in operating expenses was driven by higher depreciation expense at PGL primarily due to continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Natural gas revenues	$242.3	$223.6	$18.7
Cost of natural gas sold	127.4	113.8	(13.6)
Total natural gas margins	114.9	109.8	5.1

Other operation and maintenance	51.5	51.5	—
Depreciation and amortization	11.1	12.1	1.0
Property and revenue taxes	8.0	8.0	—
Operating income	$44.3	$38.2	$6.1

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operation and maintenance not included in line item below	$36.3	$37.7	$1.4
Regulatory amortizations and other pass through expenses *	15.2	13.8	(1.4)
Total other operation and maintenance	$51.5	$51.5	$—

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2018	2017	B (W)
Customer Class
Residential	217.4	173.4	44.0
Commercial and industrial	135.1	111.6	23.5
Total retail	352.5	285.0	67.5
Transport	392.3	359.0	33.3
Total sales in therms	744.8	644.0	100.8

06/30/2018 Form 10-Q	51	WEC Energy Group, Inc.

	Six Months Ended June 30
	Degree Days
Weather *	2018	2017	B (W)
MERC
Heating (4,799 Normal)	5,149	4,436	16.1%

MGU
Heating (3,959 Normal)	3,993	3,384	18.0%

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $5.1 million during the six months ended June 30, 2018, compared to the same period last year. The increase was primarily driven by colder winter weather in 2018 as well as customer growth, partially offset by a $6.1 million decrease in margins related to amounts expected to be returned to customers through bill credits or reductions in future rates, related to the Tax Legislation signed into law in December 2017. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

Operating Income

Operating income at the other states segment increased $6.1 million during the six months ended June 30, 2018, compared with the same period in 2017. The increase was driven by the $5.1 million increase in margins discussed above and a $1.0 million decrease in depreciation and amortization expense. The decrease in depreciation and amortization expense reflects the impact of a new depreciation study approved by the MPUC in the second quarter of 2018. The rates were effective retroactive to January 2017.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operating income	$185.4	$196.1	$(10.7)

Operating income at the non-utility energy infrastructure segment decreased $10.7 million during the six months ended June 30, 2018, compared with the same period in 2017. The decrease was driven by a $25.2 million decrease in revenue related to the Tax Legislation signed into law in December 2017. As a result of the Tax Legislation, the lease payments charged by We Power to WE were reduced. The reduction in the lease payments was offset by a decrease in income tax expense, resulting in no impact on net income. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. Partially offsetting the impact of the Tax Legislation was a $13.5 million contribution to operating income from Bluewater during the six months ended June 30, 2018. Bluewater was acquired on June 30, 2017. See Note 2, Acquisitions, for more information.

Corporate and Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Operating loss	$(11.9)	$(10.1)	$(1.8)

Electric Transmission Segment Operations

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Equity in earnings of transmission affiliates	$61.5	$83.7	$(22.2)

Earnings from our ownership interests in transmission affiliates decreased $22.2 million during the six months ended June 30, 2018, compared with the same period in 2017, primarily due to the Tax Legislation signed into law in December 2017. The $20.1 million decrease in our equity earnings from the Tax Legislation did not affect our net income as it was offset by an equal reduction in our

06/30/2018 Form 10-Q	52	WEC Energy Group, Inc.

income tax expense. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information. Also contributing to the decrease in our equity earnings was the impact of the refund ATC was required to provide customers as a result of the FERC financial audit completed in February 2018.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
AFUDC – Equity	$7.0	$5.3	$1.7
Other, net	31.9	26.1	5.8
Other income, net	$38.9	$31.4	$7.5

Other income, net increased $7.5 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs. This increase was partially offset by lower gains on investments held in our rabbi trust during the six months ended June 30, 2018.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2018	2017	B (W)
Interest expense	$215.2	$206.6	$(8.6)

Interest expense increased $8.6 million during the six months ended June 30, 2018, compared with the same period in 2017, primarily due to higher short-term debt balances and higher interest rates on short-term debt. This increase in debt balances is primarily related to continued capital investments.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2018	2017	B (W)
Effective tax rate	18.3%	37.2%	18.9%

Our effective tax rate decreased by 18.9% when compared with the six months ended June 30, 2017, primarily due to the impact of the Tax Legislation. Contributing 6.3% to the decrease in the effective tax rate is the flow through of tax repairs in connection with the Wisconsin rate settlement. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

We expect our 2018 annual effective tax rate to be between 15% and 16%, which includes an estimated 7% effective tax rate benefit due to the flow through of tax repairs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2018	2017	Change in 2018 Over 2017
Cash provided by (used in):
Operating activities	$1,513.4	$1,266.9	$246.5
Investing activities	(996.8)	(1,036.2)	39.4
Financing activities	(523.2)	(245.1)	(278.1)

06/30/2018 Form 10-Q	53	WEC Energy Group, Inc.

Operating Activities

Net cash provided by operating activities increased $246.5 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by:

•
A $190.5 million increase in cash related to higher overall collections from customers, primarily due to favorable weather during the six months ended June 30, 2018, compared with the same period in 2017.

•
A $120.7 million increase in cash from lower payments for other operation and maintenance costs. During the six months ended June 30, 2018, our payments related to transmission, electric and natural gas distribution, and plant maintenance and labor costs decreased.

•	A $101.8 million increase in cash due to lower contributions and payments to our pension and OPEB plans during the six months ended June 30, 2018, compared with the same period in 2017.

These increases in net cash provided by operating activities were partially offset by:

•
A $100.4 million decrease in cash resulting from higher payments during the six months ended June 30, 2018, compared with the same period in 2017, for natural gas we purchased at the end of 2017 and during the six months ended June 30, 2018, to meet the requirements of our customers during the colder winter weather.

•
A $57.1 million net decrease in cash related to $47.6 million of cash paid for income taxes during the six months ended June 30, 2018, compared with $9.5 million of cash received for income taxes during the same period in 2017. This decrease in cash was primarily due to the repeal of bonus depreciation for our regulated utilities as a result of the Tax Legislation.

Investing Activities

Net cash used in investing activities decreased $39.4 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by:

•	The acquisition of Bluewater during June 2017 for $226.0 million. See Note 2, Acquisitions, for more information.

•
An $18.1 million decrease in our capital contributions to ATC and ATC Holdco during the six months ended June 30, 2018, compared with the same period in 2017. Our capital contributions decreased due to the refunds ATC paid in 2017 as a result of the ATC ROE complaints filed with the FERC, which were partially funded by capital contributions. See Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

These decreases in net cash used in investing activities were partially offset by:

•	A $125.5 million increase in cash paid for capital expenditures during the six months ended June 30, 2018, compared with the same period in 2017, which is discussed in more detail below.

•	The acquisition of Forward Wind Energy Center during April 2018 for $77.1 million. See Note 2, Acquisitions, for more information.

•
A $12.8 million decrease in the proceeds received from the sale of assets and businesses during the six months ended June 30, 2018, compared with the same period in 2017. See Note 3, Disposition, for more information.

06/30/2018 Form 10-Q	54	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2018	2017	Change in 2018 Over 2017
Wisconsin	$612.3	$463.4	$148.9
Illinois	228.1	204.7	23.4
Other states	35.9	30.8	5.1
Non-utility energy infrastructure	16.7	13.0	3.7
Corporate and other	22.5	78.1	(55.6)
Total capital expenditures	$915.5	$790.0	$125.5

The increase in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2018, compared with the same period in 2017, was driven by a project to construct a new natural gas-fired generation facility in the Upper Peninsula of Michigan and upgrades to our electric distribution systems. Our advanced metering infrastructure program and various other software projects also contributed to the increase in our capital expenditures.

The increase in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2018, compared with the same period in 2017, was driven by increased construction activity related to NSG's natural gas pipeline distribution system.

The decrease in cash paid for capital expenditures at the corporate and other segment during the six months ended June 30, 2018, compared with the same period in 2017, was driven by lower capital expenditures related to a new enterprise resource planning system, which was implemented during the first quarter of 2018. Also contributing to the decrease in capital expenditures was the completion of an information technology project created to improve the billing, call center, and credit collection functions of the Integrys subsidiaries during 2017 and various other software projects, the majority of which were completed during 2017.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $278.1 million during the six months ended June 30, 2018, compared with the same period in 2017, driven by:

•	A $666.8 million decrease in cash related to higher long-term debt repayments during the six months ended June 30, 2018, compared with the same period in 2017.

•
A $20.4 million increase in dividends paid on our common stock during the six months ended June 30, 2018, compared with the same period in 2017. In January 2018, our Board of Directors increased our quarterly dividend by $0.0325 per share (6.25%) effective with the first quarter of 2018 dividend payment.

These increases in net cash used in financing activities were partially offset by:

•	A $390.0 million increase in cash due to the issuance of more long-term debt during the six months ended June 30, 2018, compared with the same period in 2017.

•
A $19.9 million increase in cash due to fewer shares of our common stock purchased during the six months ended June 30, 2018, compared with the same period in 2017, to satisfy requirements of our stock-based compensation plans.

Significant Financing Activities

For more information on our financing activities, see Note 7, Short-Term Debt and Lines of Credit, and Note 8, Long-Term Debt.

06/30/2018 Form 10-Q	55	WEC Energy Group, Inc.

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

The following table shows our capitalization structure as of June 30, 2018, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$9,725.8	$9,975.8
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	9,502.8	9,252.8
Short-term debt	1,370.0	1,370.0
Total capitalization	$20,629.0	$20,629.0

Total debt	$10,872.8	$10,622.8

Ratio of debt to total capitalization	52.7%	51.5%

Included in long-term debt on our balance sheet as of June 30, 2018, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common equity and $250.0 million to long-term debt.

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

Working Capital

As of June 30, 2018, our current liabilities exceeded our current assets by $1,242.8 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt.

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

06/30/2018 Form 10-Q	56	WEC Energy Group, Inc.

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

In July 2018, Moody's downgraded the ratings of WEC Energy Group (senior unsecured), Wisconsin Energy Capital Corporation (senior unsecured), and Integrys (senior unsecured) to Baa1 from A3. Moody's also downgraded the ratings of WEC Energy Group (junior subordinated), and Integrys (junior subordinated) to Baa2 from Baa1. Reduced cash flow due to Tax Legislation, which impacts the majority of companies in our industry, was a catalyst for the downgrade. Moody's affirmed the commercial paper ratings of WEC Energy Group (senior unsecured, P-2), and Integrys (senior unsecured, P-2) and changed the rating outlook for WEC Energy Group, Wisconsin Energy Capital Corporation, and Integrys, to stable from rating under review.

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

If we are unable to successfully take actions to manage the adverse impacts of the Tax Legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts of the Tax Legislation, the legislation could result in credit rating agencies placing our or our subsidiaries’ credit ratings on negative outlook or additional downgrading of our or our subsidiaries' credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us and our subsidiaries to issue future debt securities and certain other types of financing and could increase borrowing costs under our and our subsidiaries’ credit facilities.

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

(in millions)	2018	2019	2020
Wisconsin	$1,430.1	$1,152.0	$1,850.2
Illinois	633.8	629.2	676.5
Other states	99.6	116.1	110.6
Non-utility energy infrastructure	193.8	336.5	51.9
Corporate and other	20.7	13.2	0.8
Total	$2,378.0	$2,247.0	$2,690.0

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

As part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar of up to 350 MW within our Wisconsin segment. WPS has partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be $260 million. Commercial operation for both projects is targeted for the end of 2020. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

06/30/2018 Form 10-Q	57	WEC Energy Group, Inc.

In connection with the formation of UMERC, we entered into an agreement with Tilden Mining Company under which it will purchase electric power from UMERC for 20 years, contingent upon UMERC's construction of approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. The new generation is expected to begin commercial operation during the second quarter of 2019. The estimated cost of this project is approximately $266 million ($277 million including AFUDC). See Note 21, Regulatory Environment, for more information about UMERC and this new generation.

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

The non-utility energy infrastructure segment includes the investment in the Bishop Hill III Wind Energy Center and Upstream Wind Energy Center. See Note 2, Acquisitions, for more information on these wind projects.

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

06/30/2018 Form 10-Q	58	WEC Energy Group, Inc.

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

•
Prior to its acquisition, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2018, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project.

•
In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2018, PGL filed its 2017 reconciliation with the ICC, which, along with the 2016 and 2015 reconciliations, are still pending. In February 2018, PGL agreed to a settlement of the 2014 reconciliation, which includes a rate base reduction of $5.4 million and a $4.7 million refund to ratepayers. As of June 30, 2018, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 21, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. The PSCW and the MPSC have issued written orders regarding how to refund certain tax savings from the Tax Legislation to ratepayers in Wisconsin and Michigan, respectively, and the ICC has approved the VITA in Illinois. We expect the MPUC to address how we should return the tax savings from the Tax Legislation to our Minnesota ratepayers in MERC's currently active 2018 rate case. We are also working with the FERC to modify our formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019. See Note 21, Regulatory Environment, for more information.

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

06/30/2018 Form 10-Q	59	WEC Energy Group, Inc.

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

06/30/2018 Form 10-Q	60	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2017 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

06/30/2018 Form 10-Q	61	WEC Energy Group, Inc.

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

With the exception of the ERP system implementation described above, there were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2018 Form 10-Q	62	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2017 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 19, Commitments and Contingencies, Note 21, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material effect on our financial statements.

Environmental Matters

Sheboygan River Matter

We were contacted by the United States Department of Justice in March 2016 to commence discussions between WPS and the federal natural resource trustees to resolve WPS's alleged liability for natural resources damages (NRD) in the Sheboygan River related to the former Camp Marina manufactured gas plant site. WPS was originally notified about this claim in September 2012, but the WDNR chose not to be a party to the NRD claim negotiation in February 2014. However, the National Oceanic and Atmospheric Administration has co-equal trusteeship with the WDNR over the impacted Sheboygan River natural resources and pursued the NRD claim. Substantial remediation of the uplands at the legacy Sheboygan Camp Marina manufactured gas plant site has already occurred. We entered into a settlement agreement to resolve this matter, which was approved by the United States District Court for the Eastern District of Wisconsin in April 2018. The terms of the settlement did not have a material impact on our financial statements.

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources (Illinois DNR), Office of Oil and Gas Resource Management, issued a NOV to PGL related to a leak of natural gas that PGL identified at its Manlove Gas Storage Field in December 2016. PGL quickly contained the leak after it was discovered. The leak resulted in the migration of natural gas from a well located at the facility to the Mahomet Aquifer located in central Illinois, which may have impacted residential freshwater wells. PGL has been working with the potentially impacted homeowners and other residents that may have been impacted by the natural gas leak, as well as the Illinois DNR and other state agencies to investigate and remediate the impacts of the gas leak to the Mahomet Aquifer. In October 2017, the Illinois Attorney General (AG) filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an interim agreed order with the State of Illinois in October 2017 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively. In addition, in December 2017, the Illinois Environmental Protection Agency served a NOV to PGL alleging the same violations as the AG, and in January 2018, served a NOV alleging certain violations of Illinois air emission rules arising from the construction and operation of flaring equipment at the leak site. Both matters have been referred to the AG for enforcement.

In the complaint, as is customary in these types of actions, the AG cited to the statutory penalties allowed by law. Ultimately, the pursuit of any civil penalties is at the AG’s discretion. In the event the AG wishes to consider such penalties, we believe that PGL's high level of cooperation and quick action to remedy the situation and to work with the potentially impacted homeowners would be taken into account. At this time, we believe that civil penalties, if any, will not have a material impact on our financial statements.

Presque Isle Power Plant Matter

In March 2018, the EPA issued a Finding of Violation to WE regarding alleged violations of mercury emission limits for PIPP Units 5, 6, 8, and 9, as well as failure to conduct mercury tests on its low emitting electric generating units once every 12 months. WE is cooperating with the EPA, and we do not expect this matter to have a material impact on our financial statements.

06/30/2018 Form 10-Q	63	WEC Energy Group, Inc.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2017. See Item 1A. Risk Factors in Part I of our 2017 Annual Report on Form 10-K for a discussion of certain risk factors applicable to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2018:

Issuer Purchases of Equity Securities

2018	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	4,012	$63.08	—	$—
May 1 – May 31	500	64.51	—	—
June 1 – June 30	—	—	—	—
Total *	4,512	$63.24	—

*	All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

06/30/2018 Form 10-Q	64	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
4	Instruments defining the rights of security holders, including indentures
4.1
Securities Resolution No. 7 of WEC Energy Group, dated as of June 4, 2018, under the Indenture for Debt Securities, dated as of March 15, 1999, between WEC Energy Group and the Bank of New York Mellon Trust Company, N.A. (as successor to The First National Bank of Chicago), as Trustee. (Exhibit 4.1 to WEC Energy Group's Form 8-K filed June 7, 2018).

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

06/30/2018 Form 10-Q	65	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 3, 2018	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2018 Form 10-Q	66	WEC Energy Group, Inc.