Form 10-Q
period 2019-06-30
WEC ENERGY GROUP, INC.
filed 2019-08-06
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

001-09057	WEC ENERGY GROUP, INC.	39-1391525
(A Wisconsin Corporation)
231 West Michigan Street
P. O. Box 1331
Milwaukee, WI 53201
(414) 221-2345

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 Par Value	WEC	New York Stock Exchange

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2019):

Common Stock, $.01 Par Value, 315,435,820 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2019

06/30/2019 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
ATC Holding	ATC Holding LLC
Bishop Hill III	Bishop Hill Energy III LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
IRS	United States Internal Revenue Service
MDEQ	Michigan Department of Environmental Quality
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization

06/30/2019 Form 10-Q	ii	WEC Energy Group, Inc.

GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Farm I
Badger Hollow II	Badger Hollow Solar Farm II
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Rights
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Natural Gas System Modernization Program
SMRP	System Modernization and Reliability Project
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Tilden	Tilden Mining Company

06/30/2019 Form 10-Q	iii	WEC Energy Group, Inc.

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

06/30/2019 Form 10-Q	1	WEC Energy Group, Inc.

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

06/30/2019 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2019	2018	2019	2018
Operating revenues	$1,590.2	$1,672.5	$3,967.6	$3,959.0

Operating expenses
Cost of sales	491.9	547.7	1,501.5	1,519.8
Other operation and maintenance	503.6	537.7	1,054.2	1,049.6
Depreciation and amortization	229.9	206.7	456.3	415.3
Property and revenue taxes	50.2	49.6	98.2	98.4
Total operating expenses	1,275.6	1,341.7	3,110.2	3,083.1

Operating income	314.6	330.8	857.4	875.9

Equity in earnings of transmission affiliates	36.9	28.7	73.0	61.5
Other income, net	23.6	31.4	54.5	38.9
Interest expense	124.1	108.5	248.5	215.2
Other expense	(63.6)	(48.4)	(121.0)	(114.8)

Income before income taxes	251.0	282.4	736.4	761.1
Income tax expense	15.2	51.1	80.2	139.4
Net income	235.8	231.3	656.2	621.7

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net loss attributed to noncontrolling interests	0.2	—	0.2	—
Net income attributed to common shareholders	$235.7	$231.0	$655.8	$621.1

Earnings per share
Basic	$0.75	$0.73	$2.08	$1.97
Diluted	$0.74	$0.73	$2.07	$1.96

Weighted average common shares outstanding
Basic	315.4	315.5	315.4	315.5
Diluted	316.7	316.9	316.7	316.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2019	2018	2019	2018
Net income	$235.8	$231.3	$656.2	$621.7

Other comprehensive loss, net of tax
Derivatives accounted for as cash flow hedges
Derivative losses, net of tax benefit of $(0.9), $0, $(1.3), and $0, respectively	(2.3)	—	(3.5)	—
Reclassification of net gains to net income, net of tax	(0.3)	(0.4)	(0.6)	(0.6)
Cash flow hedges, net	(2.6)	(0.4)	(4.1)	(0.6)

Defined benefit plans
Amortization of pension and OPEB costs (credits) included in net periodic benefit cost, net of tax	—	(1.7)	0.1	0.2

Other comprehensive loss, net of tax	(2.6)	(2.1)	(4.0)	(0.4)

Comprehensive income	233.2	229.2	652.2	621.3

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive loss attributed to noncontrolling interests	0.2	—	0.2	—
Comprehensive income attributed to common shareholders	$233.1	$228.9	$651.8	$620.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$37.9	$84.5
Accounts receivable and unbilled revenues, net of reserves of $143.3 and $149.2, respectively	1,004.3	1,280.9
Materials, supplies, and inventories	461.4	548.2
Prepayments	254.8	256.8
Other	80.3	77.2
Current assets	1,838.7	2,247.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $8,705.0 and $8,636.6, respectively	22,535.8	22,000.9
Regulatory assets	4,007.0	3,805.1
Equity investment in transmission affiliates	1,696.5	1,665.3
Goodwill	3,052.8	3,052.8
Other	803.5	704.1
Long-term assets	32,095.6	31,228.2
Total assets	$33,934.3	$33,475.8

Liabilities and Equity
Current liabilities
Short-term debt	$1,262.7	$1,440.1
Current portion of long-term debt	766.5	365.0
Accounts payable	715.6	876.4
Accrued payroll and benefits	159.3	185.4
Other	457.9	464.8
Current liabilities	3,362.0	3,331.7

Long-term liabilities
Long-term debt	9,921.0	9,994.0
Deferred income taxes	3,598.1	3,388.1
Deferred revenue, net	508.7	520.4
Regulatory liabilities	4,243.6	4,251.6
Environmental remediation liabilities	631.8	616.4
Pension and OPEB obligations	414.0	422.8
Other	1,106.8	1,108.1
Long-term liabilities	20,424.0	20,301.4

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,435,820 and 315,523,192 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,197.9	4,250.1
Retained earnings	5,821.7	5,538.2
Accumulated other comprehensive loss	(6.6)	(2.6)
Common shareholders' equity	10,016.2	9,788.9

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	101.7	23.4
Total liabilities and equity	$33,934.3	$33,475.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2019	2018
Operating Activities
Net income	$656.2	$621.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	456.3	415.3
Deferred income taxes and investment tax credits, net	96.1	31.7
Contributions and payments related to pension and OPEB plans	(8.3)	(9.7)
Equity income in transmission affiliates, net of distributions	(9.4)	4.9
Change in –
Accounts receivable and unbilled revenues	267.9	235.5
Materials, supplies, and inventories	87.0	72.6
Other current assets	20.0	78.8
Accounts payable	(222.7)	(85.0)
Other current liabilities	(55.1)	0.1
Other, net	3.2	147.5
Net cash provided by operating activities	1,291.2	1,513.4

Investing Activities
Capital expenditures	(855.2)	(915.5)
Acquisition of Upstream, net of cash and restricted cash acquired of $9.2	(268.2)	—
Acquisition of Forward Wind Energy Center	—	(77.1)
Capital contributions to transmission affiliates	(21.9)	(32.4)
Proceeds from the sale of assets and businesses	30.0	7.9
Proceeds from the sale of investments held in rabbi trust	0.1	16.5
Reimbursement for ATC's construction costs	32.4	—
Other, net	16.4	3.8
Net cash used in investing activities	(1,066.4)	(996.8)

Financing Activities
Exercise of stock options	50.1	5.1
Purchase of common stock	(106.3)	(19.8)
Dividends paid on common stock	(372.3)	(348.7)
Issuance of long-term debt	350.0	600.0
Retirement of long-term debt	(17.3)	(681.4)
Change in short-term debt	(177.4)	(74.6)
Other, net	(7.0)	(3.8)
Net cash used in financing activities	(280.2)	(523.2)

Net change in cash, cash equivalents, and restricted cash	(55.4)	(6.6)
Cash, cash equivalents, and restricted cash at beginning of period	146.1	58.6
Cash, cash equivalents, and restricted cash at end of period	$90.7	$52.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$3.2	$4,250.1	$5,538.2	$(2.6)	$9,788.9	$30.4	$23.4	$9,842.7
Net income attributed to common shareholders	—	—	420.1	—	420.1	—	—	420.1
Other comprehensive loss	—	—	—	(1.4)	(1.4)	—	—	(1.4)
Common stock dividends of $0.59 per share	—	—	(186.2)	—	(186.2)	—	—	(186.2)
Exercise of stock options	—	32.6	—	—	32.6	—	—	32.6
Purchase of common stock	—	(70.7)	—	—	(70.7)	—	—	(70.7)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	69.0	69.0
Capital contributions from noncontrolling interest	—	—	—	—	—	—	4.8	4.8
Stock-based compensation and other	—	1.2	—	—	1.2	—	—	1.2
Balance at March 31, 2019	$3.2	$4,213.2	$5,772.1	$(4.0)	$9,984.5	$30.4	$97.2	$10,112.1
Net income attributed to common shareholders	—	—	235.7	—	235.7	—	—	235.7
Other comprehensive loss	—	—	—	(2.6)	(2.6)	—	—	(2.6)
Common stock dividends of $0.59 per share	—	—	(186.1)	—	(186.1)	—	—	(186.1)
Exercise of stock options	—	17.5	—	—	17.5	—	—	17.5
Purchase of common stock	—	(35.6)	—	—	(35.6)	—	—	(35.6)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	5.4	5.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.8	—	—	2.8	—	—	2.8
Balance at June 30, 2019	$3.2	$4,197.9	$5,821.7	$(6.6)	$10,016.2	$30.4	$101.7	$10,148.3

06/30/2019 Form 10-Q	7	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$3.2	$4,278.5	$5,176.8	$2.9	$9,461.4	$30.4	$—	$9,491.8
Net income attributed to common shareholders	—	—	390.1	—	390.1	—	—	390.1
Other comprehensive income	—	—	—	1.7	1.7	—	—	1.7
Common stock dividends of $0.5525 per share	—	—	(174.2)	—	(174.2)	—	—	(174.2)
Exercise of stock options	—	2.1	—	—	2.1	—	—	2.1
Purchase of common stock	—	(15.8)	—	—	(15.8)	—	—	(15.8)
Stock-based compensation and other	—	2.5	—	—	2.5	—	—	2.5
Balance at March 31, 2018	$3.2	$4,267.3	$5,392.7	$4.6	$9,667.8	$30.4	$—	$9,698.2
Net income attributed to common shareholders	—	—	231.0	—	231.0	—	—	231.0
Other comprehensive loss	—	—	—	(2.1)	(2.1)	—	—	(2.1)
Common stock dividends of $0.5525 per share	—	—	(174.5)	—	(174.5)	—	—	(174.5)
Exercise of stock options	—	3.0	—	—	3.0	—	—	3.0
Purchase of common stock	—	(4.0)	—	—	(4.0)	—	—	(4.0)
Stock-based compensation and other	—	4.7	(0.1)	—	4.6	—	—	4.6
Balance at June 30, 2018	$3.2	$4,271.0	$5,449.1	$2.5	$9,725.8	$30.4	$—	$9,756.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2019 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2019

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

On our financial statements, we consolidate our majority-owned subsidiaries and reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheet as of June 30, 2019 related to the minority interests at Bishop Hill III, Coyote Ridge, and Upstream held by third parties. We completed the acquisition of an 80% membership interest in Upstream during January 2019. See Note 2, Acquisitions, for more information.

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 18, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of expected results for 2019 due to seasonal variations and other factors.

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

06/30/2019 Form 10-Q	9	WEC Energy Group, Inc.

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

NOTE 3—DISPOSITION

Corporate and Other Segment – Sale of Certain WPS Power Development, LLC Solar Power Generation Facilities

In June 2019, we sold three solar power generation facilities owned by PDL for $20.0 million. These solar facilities were located in Massachusetts. During the second quarter of 2019, we recorded an after-tax gain on the sale of $4.9 million primarily related to the recognition of deferred investment tax credits. This was included in income tax expense on our income statements. The assets included in the sale were not material and, therefore, were not presented as held for sale. The results of operations of these facilities remained in continuing operations through the sale date as the sale did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

NOTE 4—OPERATING REVENUES

For more information about our significant accounting policies related to operating revenues, see Note 1(d), Operating Revenues, in our 2018 Annual Report on Form 10-K.

06/30/2019 Form 10-Q	10	WEC Energy Group, Inc.

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We do not have any revenues associated with our electric transmission segment, which includes investments accounted for using the equity method. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. For our segments, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and are impacted by regulatory activities within their jurisdictions.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2019
Electric	$1,021.9	$—	$—	$1,021.9	$—	$—	$—	$1,021.9
Natural gas	227.3	232.8	64.0	524.1	9.8	—	(9.1)	524.8
Total regulated revenues	1,249.2	232.8	64.0	1,546.0	9.8	—	(9.1)	1,546.7
Other non-utility revenues	—	—	4.2	4.2	15.3	0.8	(3.1)	17.2
Total revenues from contracts with customers	1,249.2	232.8	68.2	1,550.2	25.1	0.8	(12.2)	1,563.9
Other operating revenues	4.1	10.1	0.6	14.8	98.2	0.1	(86.8)	26.3
Total operating revenues	$1,253.3	$242.9	$68.8	$1,565.0	$123.3	$0.9	$(99.0)	$1,590.2

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2018
Electric	$1,084.2	$—	$—	$1,084.2	$—	$—	$—	$1,084.2
Natural gas	236.4	273.8	68.9	579.1	10.0	—	(12.7)	576.4
Total regulated revenues	1,320.6	273.8	68.9	1,663.3	10.0	—	(12.7)	1,660.6
Other non-utility revenues	—	0.1	3.9	4.0	9.3	2.8	(3.1)	13.0
Total revenues from contracts with customers	1,320.6	273.9	72.8	1,667.3	19.3	2.8	(15.8)	1,673.6
Other operating revenues	4.9	(5.9)	(0.4)	(1.4)	97.7	0.3	(97.7)	(1.1)
Total operating revenues	$1,325.5	$268.0	$72.4	$1,665.9	$117.0	$3.1	$(113.5)	$1,672.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2019
Electric	$2,083.7	$—	$—	$2,083.7	$—	$—	$—	$2,083.7
Natural gas	792.2	777.4	249.2	1,818.8	26.2	—	(23.8)	1,821.2
Total regulated revenues	2,875.9	777.4	249.2	3,902.5	26.2	—	(23.8)	3,904.9
Other non-utility revenues	—	0.1	8.3	8.4	28.6	2.3	(3.8)	35.5
Total revenues from contracts with customers	2,875.9	777.5	257.5	3,910.9	54.8	2.3	(27.6)	3,940.4
Other operating revenues	10.8	1.9	(3.5)	9.2	196.3	0.3	(178.6)	27.2
Total operating revenues	$2,886.7	$779.4	$254.0	$3,920.1	$251.1	$2.6	$(206.2)	$3,967.6

06/30/2019 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2018
Electric	$2,151.9	$—	$—	$2,151.9	$—	$—	$—	$2,151.9
Natural gas	754.4	781.4	241.6	1,777.4	24.9	—	(15.2)	1,787.1
Total regulated revenues	2,906.3	781.4	241.6	3,929.3	24.9	—	(15.2)	3,939.0
Other non-utility revenues	—	0.1	7.8	7.9	16.4	4.1	(3.8)	24.6
Total revenues from contracts with customers	2,906.3	781.5	249.4	3,937.2	41.3	4.1	(19.0)	3,963.6
Other operating revenues	8.3	(6.2)	(7.1)	(5.0)	193.8	0.4	(193.8)	(4.6)
Total operating revenues	$2,914.6	$775.3	$242.3	$3,932.2	$235.1	$4.5	$(212.8)	$3,959.0

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Residential	$356.7	$393.7	$763.4	$778.0
Small commercial and industrial	331.3	353.3	665.2	684.0
Large commercial and industrial	217.8	241.6	430.1	445.5
Other	7.3	7.2	15.1	14.9
Total retail revenues	913.1	995.8	1,873.8	1,922.4
Wholesale	44.6	58.4	92.3	113.3
Resale	49.4	25.1	90.2	98.9
Steam	4.3	4.5	14.4	14.2
Other utility revenues	10.5	0.4	13.0	3.1
Total electric utility operating revenues	$1,021.9	$1,084.2	$2,083.7	$2,151.9

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2019
Residential	$126.2	$154.1	$39.3	$319.6
Commercial and industrial	55.8	45.1	20.5	121.4
Total retail revenues	182.0	199.2	59.8	441.0
Transport	16.2	46.8	6.3	69.3
Other utility revenues *	29.1	(13.2)	(2.1)	13.8
Total natural gas utility operating revenues	$227.3	$232.8	$64.0	$524.1

06/30/2019 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2018
Residential	$128.1	$163.7	$37.9	$329.7
Commercial and industrial	63.5	47.3	18.7	129.5
Total retail revenues	191.6	211.0	56.6	459.2
Transport	16.4	54.6	6.8	77.8
Other utility revenues *	28.4	8.2	5.5	42.1
Total natural gas utility operating revenues	$236.4	$273.8	$68.9	$579.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2019
Residential	$510.1	$508.1	$164.5	$1,182.7
Commercial and industrial	255.5	161.3	92.5	509.3
Total retail revenues	765.6	669.4	257.0	1,692.0
Transport	38.1	134.0	17.4	189.5
Other utility revenues *	(11.5)	(26.0)	(25.2)	(62.7)
Total natural gas utility operating revenues	$792.2	$777.4	$249.2	$1,818.8

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2018
Residential	$484.8	$496.3	$161.1	$1,142.2
Commercial and industrial	251.4	156.7	83.4	491.5
Total retail revenues	736.2	653.0	244.5	1,633.7
Transport	37.4	132.3	16.7	186.4
Other utility revenues *	(19.2)	(3.9)	(19.6)	(42.7)
Total natural gas utility operating revenues	$754.4	$781.4	$241.6	$1,777.4

*	Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
We Power revenues	$6.3	$6.2	$12.7	$12.6
Appliance service revenues	4.2	3.9	8.3	7.8
Distributed renewable solar project revenues	0.8	2.8	2.3	4.1
Wind generation revenues *	5.9	—	12.1	—
Other	—	0.1	0.1	0.1
Total other non-utility operating revenues	$17.2	$13.0	$35.5	$24.6

*
In 2019, we continued to invest in wind generation facilities and recognize revenues from these wind generation facilities as energy is produced and delivered to the customer within the production month.

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as deferred revenue, net on our balance sheets and we continually amortize this contract liability to revenues over the life of the related lease term that We Power has with WE.

06/30/2019 Form 10-Q	13	WEC Energy Group, Inc.

During the three and six months ended June 30, 2019, we recorded $6.3 million and $12.7 million of revenue, respectively, related to amortization of these deferred carrying costs. During the three and six months ended June 30, 2018, we recorded $6.2 million and $12.6 million of revenue, respectively, related to amortization of these deferred carrying costs.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Alternative revenues *	$1.1	$(14.2)	$(18.6)	$(30.3)
Late payment charges	12.0	11.1	25.2	22.5
Rental revenues	13.2	2.0	20.6	3.2
Total other operating revenues	$26.3	$(1.1)	$27.2	$(4.6)

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms and wholesale true-ups.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2019 and December 31, 2018. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2018 Annual Report on Form 10-K.

(in millions)	June 30, 2019	December 31, 2018
Regulatory assets
Pension and OPEB costs	$1,153.3	$1,193.5
Plant retirements *	1,031.7	832.3
Environmental remediation costs	707.6	687.1
Income tax related items	424.6	369.1
SSR	319.0	316.7
Asset retirement obligations	212.2	185.4
Uncollectible expense	43.6	38.7
We Power generation	38.6	43.0
Electric transmission costs	25.6	58.1
Energy efficiency programs	8.9	14.0
Other, net	70.2	117.9
Total regulatory assets	$4,035.3	$3,855.8

Balance sheet presentation
Other current assets	$28.3	$50.7
Regulatory assets	4,007.0	3,805.1
Total regulatory assets	$4,035.3	$3,855.8

*	On March 31, 2019, the PIPP generating units were retired by WE. See Note 6, Property, Plant, and Equipment, for more information on the retirement of the PIPP units.

06/30/2019 Form 10-Q	14	WEC Energy Group, Inc.

(in millions)	June 30, 2019	December 31, 2018
Regulatory liabilities
Income tax related items	$2,389.6	$2,406.6
Removal costs	1,304.7	1,329.6
Pension and OPEB costs	231.2	238.3
Mines deferral	130.5	120.8
Energy costs refundable through rate adjustments	90.1	39.6
Decoupling	48.7	30.5
Energy efficiency programs	42.0	31.7
Uncollectible expense	31.9	30.5
Earnings sharing mechanisms	30.0	30.0
Derivatives	17.5	16.4
Other, net	14.2	14.4
Total regulatory liabilities	$4,330.4	$4,288.4

Balance sheet presentation
Other current liabilities	$86.8	$36.8
Regulatory liabilities	4,243.6	4,251.6
Total regulatory liabilities	$4,330.4	$4,288.4

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The carrying value of the PIPP units was $167.2 million at June 30, 2019. This amount included the net book value of $178.5 million, which was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. In addition, an $11.3 million cost of removal reserve related to the PIPP units remained classified as a regulatory liability at June 30, 2019. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from their retail customers. WE has FERC approval to continue to collect the carrying value of the PIPP units using the approved composite depreciation rates, in addition to a return on the remaining carrying value. However, this approval is subject to refund pending the outcome of settlement procedures. WE and UMERC will amortize the regulatory assets on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired.

Severance Liability for Plant Retirements

We have evaluated future plans for our older and less efficient fossil fuel generating units and have retired several plants within the Wisconsin segment. In addition, a severance liability was recorded in other current liabilities on our balance sheets related to these plant retirements.

(in millions)
Severance liability at December 31, 2018	$15.7
Severance payments	(6.7)
Other	(3.1)
Total severance liability at June 30, 2019	$5.9

06/30/2019 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 7—COMMON EQUITY

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

Common Stock Dividends

On July 18, 2019, our Board of Directors declared a quarterly cash dividend of $0.59 per share, payable on September 1, 2019, to shareholders of record on August 14, 2019.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2019	December 31, 2018
Commercial paper
Amount outstanding	$1,262.7	$1,440.1
Weighted-average interest rate on amounts outstanding	2.58%	2.92%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2019 was $1,267.3 million with a weighted-average interest rate during the period of 2.76%.

06/30/2019 Form 10-Q	16	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these facilities:

(in millions)	Maturity	June 30, 2019
WEC Energy Group	October 2022	$1,200.0
WE	October 2022	500.0
WPS	October 2022	400.0
WG	October 2022	350.0
PGL	October 2022	350.0
Total short-term credit capacity		$2,800.0
Less:
Letters of credit issued inside credit facilities		$2.5
Commercial paper outstanding		1,262.7
Available capacity under existing agreements		$1,534.8

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In March 2019, we issued $350.0 million of 3.10% Senior Notes due March 8, 2022. We used the net proceeds to repay short-term debt, and for working capital and other general corporate purposes.

ATC Holding LLC

In July 2019, ATC Holding secured commitments for $235.0 million of 3.75% Senior Notes due September 16, 2029. ATC Holding expects to issue the Senior Notes in September 2019. The net proceeds are expected to be used to make a special distribution to WEC Energy Group in order to balance ATC Holding’s capital structure.

NOTE 10—LEASES

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

06/30/2019 Form 10-Q	17	WEC Energy Group, Inc.

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

Obligations Under Operating Leases

We have recorded right of use assets and lease liabilities associated with the following operating leases.

•	Leases of office space, primarily related to several floors we are leasing in the Aon Center office building in Chicago, Illinois, through April 2029.

•	Land we are leasing related to our Rothschild biomass plant through June 2051, and also a land lease related to a non-utility solar facility through December 2034.

•	Rail cars we are leasing to transport coal to various generating facilities through February 2021.

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

•
In order to ensure the timing of lease expense did not change for this finance lease upon adoption of Topic 842, and still resembled the expense recognition pattern of an operating lease, in accordance with Topic 980-842 the amortization of the right of use assets was modified from what would typically be recorded for a finance lease under Topic 842.

•
We continue to record the difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under the finance lease accounting rules as a deferred regulatory asset on our balance sheets.

06/30/2019 Form 10-Q	18	WEC Energy Group, Inc.

Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to $78.5 million in 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the finance lease was $21.0 million at June 30, 2019, and will decrease to zero over the remaining life of the contract.

Amounts Recognized in the Financial Statements

The components of lease expense and supplemental cash flow information related to our leases for the three and six months ended June 30 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Finance/capital lease expense (1)	$2.1	$1.9	$4.1	$3.8
Operating lease expense (2)	1.4	1.4	2.8	2.8
Short-term lease expense (2)	0.1	0.6	0.1	0.7
Total lease expense	$3.6	$3.9	$7.0	$7.3

Other information

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance/capital lease (3)			$1.8	$3.8
Operating cash flows for operating leases			$3.2	$3.3
Financing cash flows for finance lease (3)			$2.3	$—

Non-cash activity – right of use assets obtained in exchange for operating lease liabilities			$49.0

Remaining lease term – finance lease			2.9 years
Weighted-average remaining lease term – operating leases			13.1 years

Discount rate – finance lease (4)			15.8%
Weighted average discount rate – operating leases (4)			4.4%

(1)
For the three and six months ended June 30, 2019, finance lease expense included amortization of right of use assets in the amount of $1.2 million and $2.3 million (included in depreciation and amortization expense), respectively and interest on lease liabilities of $0.9 million and $1.8 million (included in interest expense), respectively. For each of the three and six months ended June 30, 2018, total finance lease expense related to the long-term power purchase agreement was included in cost of sales.

(2)	Operating and short-term lease expense were included as a component of operation and maintenance for the three and six months ended June 30, 2019 and 2018.

(3)	Prior to our adoption of Topic 842 on January 1, 2019, all cash flows related to the finance lease were recorded as a component of operating cash flows.

(4)
Because our operating leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments for our operating leases. For our financing lease, the rate implicit in the lease was readily determinable.

The following table summarizes our finance lease right of use asset, which was included in property, plant and equipment on our balance sheets:

(in millions)	June 30, 2019	December 31, 2018
Long-term power purchase commitment	$140.3	$140.3
Accumulated amortization	(123.7)	(120.9)
Total finance lease right of use asset/capital lease asset	$16.6	$19.4

Right of use assets related to operating leases were $44.7 million at June 30, 2019, and were included in other long-term assets on our balance sheets.

06/30/2019 Form 10-Q	19	WEC Energy Group, Inc.

Future minimum lease payments under our operating leases and our finance lease, and the present value of our net minimum lease payments as of June 30, 2019, were as follows:

(in millions)	Total Operating Leases	Power Purchase Commitment
Six months ending December 31, 2019	$2.7	$4.1
2020	6.9	8.8
2021	4.9	9.4
2022	4.9	4.2
2023	5.0	—
2024	4.8	—
Thereafter	30.5	—
Total minimum lease payments	59.7	26.5
Less: Interest	(15.3)	(5.5)
Present value of minimum lease payments	44.4	21.0
Less: Short-term lease liabilities	(4.3)	(5.6)
Long-term lease liabilities	$40.1	$15.4

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

Related to our investment in the Two Creeks Solar Project, WPS, along with an unaffiliated utility, entered into several land leases in Manitowoc County, Wisconsin that commenced in the third quarter of 2019. The leases with unaffiliated parties are for a total of approximately 600 acres of land. Each lease has an initial term of 30 years with two optional 10-year extensions.

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2019	December 31, 2018
Materials and supplies	$236.0	$226.6
Natural gas in storage	130.5	232.9
Fossil fuel	94.9	88.7
Total	$461.4	$548.2

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2019, we had a temporary LIFO liquidation debit of $2.9 million recorded within other current assets on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

06/30/2019 Form 10-Q	20	WEC Energy Group, Inc.

Substantially all other materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$52.7	21.0%	$59.2	21.0%
State income taxes net of federal tax benefit	15.6	6.2%	17.7	6.3%
Tax repairs	(30.4)	(12.1)%	(22.5)	(8.0)%
Federal excess deferred tax amortization	(7.5)	(3.0)%	1.5	0.5%
Wind production tax credits	(6.2)	(2.5)%	(2.1)	(0.7)%
Excess tax benefits – stock options	(4.4)	(1.7)%	(1.0)	(0.3)%
Other	(4.6)	(1.8)%	(1.7)	(0.7)%
Total income tax expense	$15.2	6.1%	$51.1	18.1%

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$154.6	21.0%	$159.7	21.0%
State income taxes net of federal tax benefit	46.5	6.3%	47.6	6.3%
Tax repairs	(60.0)	(8.1)%	(48.0)	(6.3)%
Federal excess deferred tax amortization	(20.7)	(2.8)%	(14.0)	(1.8)%
Wind production tax credits	(19.6)	(2.7)%	(5.9)	(0.8)%
Excess tax benefits – stock options	(11.6)	(1.6)%	(1.9)	(0.3)%
Other	(9.0)	(1.2)%	1.9	0.2%
Total income tax expense	$80.2	10.9%	$139.4	18.3%

The effective tax rates of 6.1% and 10.9% for the three and six months ended June 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the Wisconsin rate settlement, the impact of the Tax Legislation, and wind production tax credits generated from recent acquisitions of wind generation facilities in our non-utility energy infrastructure segment, partially offset by state income taxes.

The effective tax rates of 18.1% and 18.3% for the three and six months ended June 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the Wisconsin rate settlement and the impact of the Tax Legislation, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 23, Regulatory Environment, for more information about the Wisconsin rate settlement.

NOTE 13—FAIR VALUE MEASUREMENTS

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

06/30/2019 Form 10-Q	21	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.6	$2.0	$—	$4.6
FTRs	—	—	10.4	10.4
Coal contracts	—	0.8	—	0.8
Total derivative assets	$2.6	$2.8	$10.4	$15.8

Investments held in rabbi trust	$77.1	$—	$—	$77.1

Derivative liabilities
Natural gas contracts	$23.8	$0.5	$—	$24.3
Coal contracts	—	0.1	—	0.1
Interest rate swaps	—	6.7	—	6.7
Total derivative liabilities	$23.8	$7.3	$—	$31.1

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.3	$1.8	$—	$8.1
FTRs	—	—	7.4	7.4
Coal contracts	—	0.4	—	0.4
Total derivative assets	$6.3	$2.2	$7.4	$15.9

Investments held in rabbi trust	$65.0	$—	$—	$65.0

Derivative liabilities
Natural gas contracts	$4.7	$0.8	$—	$5.5
Coal contracts	—	0.1	—	0.1
Interest rate swaps	—	2.3	—	2.3
Total derivative liabilities	$4.7	$3.2	$—	$7.9

06/30/2019 Form 10-Q	22	WEC Energy Group, Inc.

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended June 30, 2019 and 2018, the net unrealized gains included in earnings related to the investments held at the end of the period were $2.8 million and $3.5 million, respectively. For the six months ended June 30, 2019 and 2018, the net unrealized gains included in earnings related to the investments held at the end of the period were $11.4 million and $0.4 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Balance at the beginning of the period	$3.1	$1.5	$7.4	$4.4
Purchases	12.8	18.4	12.8	18.4
Settlements	(5.5)	(3.2)	(9.8)	(6.1)
Balance at the end of the period	$10.4	$16.7	$10.4	$16.7

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$28.2	$30.4	$28.3
Long-term debt, including current portion *	10,666.5	11,543.4	10,335.7	10,554.9

*	The carrying amount of long-term debt excludes finance and capital lease obligations of $21.0 million and $23.3 million at June 30, 2019 and December 31, 2018, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

NOTE 14—DERIVATIVE INSTRUMENTS

We use derivatives as part of our risk management program to manage the risks associated with the price volatility of interest rates, purchased power, generation, and natural gas costs for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk. Regulated hedging programs are approved by our state regulators.

We record derivative instruments on our balance sheets as an asset or liability measured at fair value unless they qualify for the normal purchases and sales exception and are so designated. We continually assess our contracts designated as normal and will discontinue the treatment of these contracts as normal if the required criteria are no longer met. Changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met or we receive regulatory treatment for the derivative. For most energy-related physical and financial contracts in our regulated operations that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities.

06/30/2019 Form 10-Q	23	WEC Energy Group, Inc.

None of our derivatives are designated as hedging instruments, with the exception of our interest rate swaps, which have been designated as cash flow hedges. The following table shows our derivative assets and derivative liabilities:

	June 30, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$4.6	$22.5	$7.7	$5.3
FTRs	10.4	—	7.4	—
Coal contracts	0.5	0.1	0.2	0.1
Interest rate swaps	—	1.9	—	0.4
Total other current *	$15.5	$24.5	$15.3	$5.8

Other long-term
Natural gas contracts	$—	$1.8	$0.4	$0.2
Coal contracts	0.3	—	0.2	—
Interest rate swaps	—	4.8	—	1.9
Total other long-term *	$0.3	$6.6	$0.6	$2.1
Total	$15.8	$31.1	$15.9	$7.9

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	43.8 Dth	$(3.1)	39.9 Dth	$(2.3)
Petroleum products contracts	— gallons	—	1.7 gallons	0.3
FTRs	8.0 MWh	3.0	6.8 MWh	3.9
Total		$(0.1)		$1.9

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	99.9 Dth	$(3.6)	88.0 Dth	$(7.5)
Petroleum products contracts	— gallons	—	3.8 gallons	0.8
FTRs	16.1 MWh	5.3	15.0 MWh	7.6
Total		$1.7		$0.9

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2019 and December 31, 2018, we had posted cash collateral of $30.2 million and $2.7 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets. At December 31, 2018, we had also received cash collateral of $0.2 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities. We had not received any cash collateral at June 30, 2019.

06/30/2019 Form 10-Q	24	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2019			December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$15.8	$31.1		$15.9		$7.9
Gross amount not offset on the balance sheet	(3.0)	(24.2)	(1)	(4.0)	(2)	(4.9)	(3)
Net amount	$12.8	$6.9		$11.9		$3.0

(1)	Includes cash collateral posted of $21.2 million.

(2)	Includes cash collateral received of $0.2 million.

(3)	Includes cash collateral posted of $1.1 million.

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

As of June 30, 2019, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes through November 15, 2021. As these swaps qualified for cash flow hedge accounting treatment, the related gains and losses are being deferred in accumulated other comprehensive loss and are being amortized to interest expense as interest is accrued on the 2007 Junior Notes.

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings.

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive loss and in earnings, along with our total interest expense on the income statements:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Derivative losses recognized in other comprehensive loss	$(3.2)	$—	$(4.8)	$—
Net derivative gains reclassified from accumulated other comprehensive loss to interest expense	0.4	0.5	0.8	1.1
Total interest expense line item on the income statements	124.1	108.5	248.5	215.2

We estimate that during the next twelve months $0.3 million will be reclassified from accumulated other comprehensive loss as a reduction to interest expense.

06/30/2019 Form 10-Q	25	WEC Energy Group, Inc.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at June 30, 2019	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$6.7	$6.7	$—	$—
Standby letters of credit (2)	101.3	1.0	0.2	100.1
Surety bonds (3)	9.7	9.6	0.1	—
Other guarantees (4)	10.4	—	0.9	9.5
Total guarantees	$128.1	$17.3	$1.2	$109.6

(1)	Includes $2.7 million and $4.0 million to support the business operations of Bluewater and UMERC, respectively.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)	Consists of $10.4 million related to other indemnifications, for which a liability of $9.5 million related to workers compensation coverage was recorded on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans.

	Pension Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Service cost	$11.8	$11.8	$23.1	$23.8
Interest cost	30.2	28.7	60.8	57.0
Expected return on plan assets	(48.2)	(48.8)	(96.9)	(98.4)
Loss on plan settlement	1.0	0.3	1.8	0.7
Amortization of prior service cost	0.5	0.6	1.1	1.3
Amortization of net actuarial loss	18.7	23.9	37.7	47.0
Net periodic benefit cost	$14.0	$16.5	$27.6	$31.4

	OPEB Costs
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Service cost	$3.8	$5.6	$8.2	$11.8
Interest cost	6.3	7.4	12.8	14.9
Expected return on plan assets	(13.6)	(14.8)	(27.3)	(29.7)
Amortization of prior service credit	(3.8)	(3.9)	(7.7)	(7.7)
Amortization of net actuarial (gain) loss	(2.0)	0.2	(2.7)	0.5
Net periodic benefit credit	$(9.3)	$(5.5)	$(16.7)	$(10.2)

During the six months ended June 30, 2019, we made contributions and payments of $6.9 million related to our pension plans and $1.4 million related to our OPEB plans. We expect to make contributions and payments of $4.9 million related to our pension plans and $5.3 million related to our OPEB plans during the remainder of 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the Tax Legislation.

06/30/2019 Form 10-Q	26	WEC Energy Group, Inc.

NOTE 17—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment for the six months ended June 30, 2019. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2019.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance *	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

*	We had no accumulated impairment losses related to our goodwill as of June 30, 2019.

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

	Three Months Ended June 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,630.6	$40.0	$1,670.6
Add: Earnings (loss) from equity method investment	37.4	(0.5)	36.9
Add: Capital contributions	18.1	0.4	18.5
Less: Distributions	29.4	—	29.4
Less: Other	0.1	—	0.1
Balance at end of period	$1,656.6	$39.9	$1,696.5

	Three Months Ended June 30, 2018
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,561.1	$37.8	$1,598.9
Add: Earnings (loss) from equity method investment	29.8	(1.1)	28.7
Add: Capital contributions	18.1	1.5	19.6
Less: Distributions	50.7	—	50.7
Add: Other	0.1	—	0.1
Balance at end of period	$1,558.4	$38.2	$1,596.6

	Six Months Ended June 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,625.3	$40.0	$1,665.3
Add: Earnings (loss) from equity method investment	73.9	(0.9)	73.0
Add: Capital contributions	21.1	0.8	21.9
Less: Distributions	63.6	—	63.6
Less: Other	0.1	—	0.1
Balance at end of period	$1,656.6	$39.9	$1,696.5

06/30/2019 Form 10-Q	27	WEC Energy Group, Inc.

	Six Months Ended June 30, 2018
(in millions)	ATC		ATC Holdco	Total
Balance at beginning of period	$1,515.8	(1)	$37.6	$1,553.4
Add: Earnings (loss) from equity method investment	63.2		(1.7)	61.5
Add: Capital contributions	30.1		2.3	32.4
Less: Distributions	50.7	(2)	—	50.7
Balance at end of period	$1,558.4		$38.2	$1,596.6

(1)	Distributions of $39.9 million, received in the first quarter of 2018, were approved and recorded as a receivable from ATC in other current assets at December 31, 2017.

(2)	Distributions of $24.2 million, received in the third quarter of 2018, were approved and recorded as a receivable from ATC in accounts receivable at June 30, 2018.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Charges to ATC for services and construction	$3.3	$4.1	$7.3	$8.7
Charges from ATC for network transmission services	87.0	84.6	174.1	169.1
Refund from ATC related to a FERC audit	—	22.0	—	22.0

Our balance sheets included the following receivables and payables for services received from or provided to ATC:

(in millions)	June 30, 2019	December 31, 2018
Accounts receivable for services provided to ATC	$2.3	$3.4
Accounts payable for services received from ATC	29.0	28.2
Amounts due from ATC for transmission infrastructure upgrades*	—	29.4

*
In connection with UMERC's construction of the new natural gas-fired generation in the Upper Peninsula of Michigan, UMERC was required to initially fund the construction of the transmission infrastructure upgrades owned by ATC that are needed for the new generation. In the second quarter of 2019, ATC fully reimbursed UMERC for these costs.

Summarized financial data for ATC is included in the following tables:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2019	2018	2019	2018
Income statement data
Operating revenues	$182.2	$165.5	$359.9	$330.9
Operating expenses	93.6	91.5	184.0	176.4
Other expense, net	28.6	25.4	57.4	53.0
Net income	$60.0	$48.6	$118.5	$101.5

06/30/2019 Form 10-Q	28	WEC Energy Group, Inc.

(in millions)	June 30, 2019	December 31, 2018
Balance sheet data
Current assets	$88.8	$87.2
Noncurrent assets	5,100.7	4,928.8
Total assets	$5,189.5	$5,016.0

Current liabilities	$562.1	$640.0
Long-term debt	2,213.0	2,014.0
Other noncurrent liabilities	294.4	295.3
Shareholders' equity	2,120.0	2,066.7
Total liabilities and shareholders' equity	$5,189.5	$5,016.0

NOTE 19—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2019, we reported six segments, which are described below.

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

•	The non-utility energy infrastructure segment includes:

◦	We Power, which owns and leases generating facilities to WE,

◦	Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities,

◦	Our 90% membership interest in Bishop Hill III, a wind generating facility located in Henry County, Illinois,

◦	Our 80% membership interest in Coyote Ridge, a wind generating facility under construction in Brookings County, South Dakota, and

◦	Our 80% membership interest in Upstream, a wind generating facility located in Antelope County, Nebraska.

See Note 2, Acquisitions, for more information on Bishop Hill III, Coyote Ridge, and Upstream.

•
The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, WEC Business Services LLC, and PDL.

06/30/2019 Form 10-Q	29	WEC Energy Group, Inc.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2019 and 2018:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2019
External revenues	$1,253.3	$242.9	$68.8	$1,565.0	$—	$24.3	$0.9	$—	$1,590.2
Intersegment revenues	—	—	—	—	—	99.0	—	(99.0)	—
Other operation and maintenance	363.9	107.0	23.4	494.3	—	6.8	1.8	0.7	503.6
Depreciation and amortization	152.9	45.0	6.7	204.6	—	22.9	6.0	(3.6)	229.9
Operating income (loss)	270.2	42.6	4.6	317.4	—	91.3	(7.1)	(87.0)	314.6
Equity in earnings of transmission affiliates	—	—	—	—	36.9	—	—	—	36.9
Interest expense	142.7	13.9	1.9	158.5	2.7	15.5	36.5	(89.1)	124.1

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2018
External revenues	$1,325.5	$268.0	$72.4	$1,665.9	$—	$3.5	$3.1	$—	$1,672.5
Intersegment revenues	—	—	—	—	—	113.5	—	(113.5)	—
Other operation and maintenance	502.4	104.1	24.9	631.4	—	4.5	2.2	(100.4)	537.7
Depreciation and amortization	134.6	41.8	4.5	180.9	—	18.3	7.5	—	206.7
Operating income (loss)	195.1	41.7	8.1	244.9	—	92.4	(6.5)	—	330.8
Equity in earnings of transmission affiliates	—	—	—	—	28.7	—	—	—	28.7
Interest expense	48.5	12.3	2.1	62.9	—	16.0	30.3	(0.7)	108.5

06/30/2019 Form 10-Q	30	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2019
External revenues	$2,886.7	$779.4	$254.0	$3,920.1	$—	$44.9	$2.6	$—	$3,967.6
Intersegment revenues	—	—	—	—	—	206.2	—	(206.2)	—
Other operation and maintenance	756.6	235.2	51.0	1,042.8	—	10.6	0.8	—	1,054.2
Depreciation and amortization	303.9	89.5	13.2	406.6	—	45.5	12.4	(8.2)	456.3
Operating income (loss)	632.0	180.5	46.1	858.6	—	184.0	(11.0)	(174.2)	857.4
Equity in earnings of transmission affiliates	—	—	—	—	73.0	—	—	—	73.0
Interest expense	286.1	28.7	4.2	319.0	5.3	31.2	71.6	(178.6)	248.5

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2018
External revenues	$2,914.6	$775.3	$242.3	$3,932.2	$—	$22.3	$4.5	$—	$3,959.0
Intersegment revenues	—	—	—	—	—	212.8	—	(212.8)	—
Other operation and maintenance	970.9	216.3	51.5	1,238.7	—	6.2	1.9	(197.2)	1,049.6
Depreciation and amortization	269.7	82.7	11.1	363.5	—	36.6	15.2	—	415.3
Operating income (loss)	468.8	189.3	44.3	702.4	—	185.4	(11.9)	—	875.9
Equity in earnings of transmission affiliates	—	—	—	—	61.5	—	—	—	61.5
Interest expense	97.9	24.6	4.2	126.7	—	32.1	58.3	(1.9)	215.2

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2019 and December 31, 2018, our equity investment in ATC was $1,656.6 million and $1,625.3 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

06/30/2019 Form 10-Q	31	WEC Energy Group, Inc.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2019 and December 31, 2018, our equity investment in ATC Holdco was $39.9 million and $40.0 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 18, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

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

We have $26.5 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

Our minimum future commitments related to these purchase obligations as of June 30, 2019, including those of our subsidiaries, were approximately $11.9 billion.

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

06/30/2019 Form 10-Q	32	WEC Energy Group, Inc.

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

Mercury and Air Toxics Standards

In December 2018, the EPA proposed to revise the Supplemental Cost Finding for the MATS rule as well as the CAA required RTR. The EPA was required by the United States Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the proposed rule, the emission standards and other requirements of the MATS rule first enacted in 2012 would remain in place. The EPA is not proposing to remove coal-and oil-fired power plants from the list of sources that are regulated under Section 112. The EPA also proposes that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the proposed rule to have a material impact on our financial condition or operations.

Climate Change

In July 2019, the EPA published the ACE rule, which provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE would need to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the BSER for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage.

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

Our plan is to work with our industry peers, environmental groups, public policy makers, and customers, with goals of reducing CO2 emissions by approximately 40% and 80% below 2005 levels by 2030 and 2050, respectively. As a result of our generation reshaping plan, we retired approximately 1,800 MW of coal generation since the beginning of 2018. This plan included the March 31, 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Property, Plant, and Equipment, for more information on the retirement of the PIPP.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities.

06/30/2019 Form 10-Q	33	WEC Energy Group, Inc.

We have received BTA determinations for Weston Units 2, 3, and 4 and Valley power plant. Although we currently believe that existing technologies at Port Washington Generating Station and OC 5 through OC 8 satisfy the BTA requirements, final determinations will not be made until discharge permits are renewed for these units. Until that time, we cannot determine what, if any, intake structure or operational modifications will be required to meet the new BTA requirements for these units.

We also provided information to the Wisconsin Department of Natural Resources and the MDEQ about generating unit retirements. Following discussions with the MDEQ, in January 2019, we submitted a signed certification stating that the PIPP would be retired no later than June 1, 2019. The PIPP was retired on March 31, 2019.

As a result of past capital investments completed to address 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater.

This rule is being litigated, and various petitions challenging it were consolidated in the United States Court of Appeals for the Fifth Circuit. In April 2017, the EPA issued an administrative stay of certain compliance deadlines while further reviewing the rule. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW and wet FGD wastewater requirements. The latest ELG rule compliance date remains December 31, 2023 for any new wastewater treatment requirements contained in power plant discharge permits.

As a result of past capital investments completed to address ELG compliance at WE and WPS, we believe our fleet overall is well positioned to meet the regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. However, in its current form, the ELG rule would require additional wastewater treatment retrofits and the installation of other equipment to minimize process water use. Due to completed generating unit retirements, we believe the only facilities that would require bottom ash system modifications are Weston Unit 3 and OC 7 and OC 8. One wastewater treatment system modification may be required for the wet FGD discharges from the six units that make up the OCPP and ERGS. Based on preliminary engineering, the estimated rule compliance cost is approximately $70 million.

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

06/30/2019 Form 10-Q	34	WEC Energy Group, Inc.

We have established the following regulatory assets and reserves related to manufactured gas plant sites:

(in millions)	June 30, 2019	December 31, 2018
Regulatory assets	$707.6	$687.1
Reserves for future remediation	631.8	616.4

Consent Decrees

Wisconsin Public Service Corporation Consent Decree – Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to WPS, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. WPS entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. WPS retired Pulliam Units 7 and 8 in October 2018. WPS also completed the mitigation projects required and received a completeness letter from the EPA in October 2018. We have started the process to terminate the WPS Consent Decree.

Joint Ownership Power Plants Consent Decree – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with Wisconsin Power and Light, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018.

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

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2019	2018
Cash (paid) for interest, net of amount capitalized	$(247.9)	$(215.6)
Cash (paid) for income taxes, net	(15.1)	(47.6)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	137.3	77.4
Non-cash capital contributions from noncontrolling interest	10.2	—

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of the cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments. Our restricted cash also includes the restricted cash we received when we acquired ownership interests in Bishop Hill III and Upstream during August 2018 and January 2019, respectively. This cash is restricted as it can only be used to pay for any remaining costs associated with the construction of these wind generation facilities. See Note 2, Acquisitions, for more information on the acquisitions of Bishop Hill III and Upstream.

06/30/2019 Form 10-Q	35	WEC Energy Group, Inc.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at June 30 to the total of these amounts shown on the statements of cash flows:

(in millions)	2019	2018
Cash and cash equivalents	$37.9	$29.8
Restricted cash included in other long term assets	52.8	22.2
Cash, cash equivalents, and restricted cash	$90.7	$52.0

NOTE 23—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Gas LLC, and Wisconsin Public Service Corporation

2020 and 2021 Rates

In March 2019, WE, WG, and WPS filed applications with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2020. The WE and WPS proposals are targeting effective electric rate increases of approximately $83 million (2.9%) and $49 million (4.9%), respectively, in 2020, and additional increases of $83 million (2.9%) and $49 million (4.9%), respectively, in 2021. For WE’s, WG’s, and WPS’s natural gas customers, the proposals are targeting effective rate increases of approximately $15 million (3.9%), $11 million (1.8%), and $7 million (2.4%), respectively, in 2020. WPS is proposing an additional effective natural gas rate increase of $7 million (2.4%) in 2021. The WE proposal also targets a $1 million (4.5%) effective increase in its steam rates in 2020. The proposals for WE, WG, and WPS reflect a ROE of 10.35%, 10.30%, and 10.35%, respectively. All three of these Wisconsin utilities proposed a common equity component average of 52.0% on a financial basis and proposed to continue having an earnings sharing mechanism through 2021.
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

06/30/2019 Form 10-Q	36	WEC Energy Group, Inc.

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

Solar Generation Projects

On August 1, 2019, WE, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in Badger Hollow II, a solar project that will be located in Iowa County, Wisconsin. Subject to receipt of the PSCW's approval, WE will own 100 MW of the output of this project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation for Badger Hollow II is targeted for the end of 2021.

On May 31, 2018, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be $260 million. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation for both projects is targeted for the end of 2020.

The Peoples Gas Light and Coke Company and North Shore Gas Company

Illinois Proceedings

In December 2015, the ICC ordered a series of stakeholder workshops to evaluate PGL's SMP. This ICC action did not impact PGL's ongoing work to modernize and maintain the safety of its natural gas distribution system, but it instead provided the ICC with an opportunity to analyze long-term elements of the program through the stakeholder workshops. The workshops were completed in March 2016. In July 2016, the ICC initiated a proceeding to review, among other things, the planning, reporting, and monitoring of the program, including the target end date for the program, and issued a final order in January 2018. The order did not have a significant impact on PGL's existing SMP design and execution. An appeal related to the final order was filed by the Illinois AG in April 2018. On June 28, 2019, the Illinois Appellate Court issued its ruling affirming the ICC’s final order.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2019, PGL filed its 2018 reconciliation with the ICC, which, along with the 2017 and 2016 reconciliations, are still pending. In June 2019, PGL agreed to a settlement of the 2015 reconciliation, which includes a rate base reduction of $7.0 million and a $7.3 million refund to ratepayers. The ICC approved the settlement on July 17, 2019. The settlement will not have a material impact on earnings.

As of June 30, 2019, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

06/30/2019 Form 10-Q	37	WEC Energy Group, Inc.

Minnesota Energy Resources Corporation

2018 Minnesota Rate Case

In October 2017, MERC initiated a rate proceeding with the MPUC. In December 2018, the MPUC issued a final written order for MERC. The order authorized a retail natural gas rate increase of $3.1 million (1.26%). The rates reflect a 9.7% ROE and a common equity component average of 50.9%. The final rates were implemented on July 1, 2019. The final approved rate increase was lower than the interim rates collected from customers during 2018 and through June 30, 2019. Therefore, as of June 30, 2019, we estimated that $7.6 million will be refunded to MERC's customers in September 2019.

The final order addressed the various impacts of the Tax Legislation, including the remeasurement of deferred tax balances. All of the impacts from the Tax Legislation have been included in base rates. The order also approved MERC's continued use of its decoupling mechanism for residential customers. Effective January 1, 2019, MERC's small commercial and industrial customers are no longer included in the decoupling mechanism.

Upper Michigan Energy Resources Corporation and Michigan Gas Utilities Corporation

Tax Cuts and Jobs Act of 2017

In February 2018, the MPSC issued an order requiring Michigan utilities to make three filings related to the Tax Legislation. The first of those filings, which was filed in March 2018, prospectively addressed the impact on base rates for the change in tax expense resulting from the federal tax rate reduction from 35% to 21%. UMERC and MGU proposed providing a volumetric bill credit, subject to reconciliation and true up. In May 2018, the MPSC issued orders approving settlements that resulted in volumetric bill credits for all of UMERC's and MGU's customers effective July 1, 2018. The bill credits will remain in effect until each company's next rate proceeding.

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

The third filing was filed in October 2018 and addressed the remaining impacts of the Tax Legislation on base rates – most notably the re-measurement of deferred tax balances. UMERC and MGU proposed providing a volumetric bill credit, subject to reconciliation and true up, to return these remaining impacts of the Tax Legislation to customers. The MPSC issued orders approving settlements in May 2019. The settlement orders provide for volumetric bill credits to UMERC’s and MGU’s customers effective June 1, 2019. The bill credits will remain in effect until each company's next rate proceeding.

NOTE 24—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2019 Form 10-Q	38	WEC Energy Group, Inc.

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

Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans. The pronouncement modifies the disclosure requirements for defined benefit pension and other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented. The guidance will be effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this pronouncement on our Notes to Consolidated Financial Statements.

06/30/2019 Form 10-Q	39	WEC Energy Group, Inc.

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

Reshaping Our Generation Fleet

The planned reshaping of our generation fleet will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030 and by approximately 80% below 2005 levels by 2050. We retired approximately 1,800 MW of coal generation since the beginning of 2018, and expect to add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. Our 1,190 MW Pleasant Prairie power plant was retired in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately as it may take several years to finalize long-term plans for the site. The Edgewater 4 generating unit was retired in September 2018, the Pulliam power plant was retired in October 2018, and the Presque Isle power plant (PIPP) was retired in March 2019. See Note 6, Property, Plant, and Equipment, for information related to the PIPP retirement.

As part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar up to 350 MW within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow Solar Farm I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. The Public Service Commission of Wisconsin (PSCW) approved the acquisition of these two projects in April 2019. Commercial operation for both projects is targeted for the end of 2020. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to acquire an ownership interest in Badger Hollow Solar Farm II, a solar project that will be located in Iowa County, Wisconsin. Subject to PSCW approval, WE will own 100 MW of the output of the project. Commercial operation is targeted for the end of 2021.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar to WE's portfolio, allowing commercial and industrial customers to site utility owned solar arrays on their property. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

As the cost of renewable energy generation continues to decline, both the WPS solar projects and the WE pilots have become cost effective opportunities for WEC Energy Group and our customers to participate in renewable energy.

06/30/2019 Form 10-Q	40	WEC Energy Group, Inc.

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

Below are a few examples of reliability projects that were recently completed or are currently underway.

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

•	See Note 2, Acquisitions, for information about our acquisitions of portions of wind energy generation facilities in Wisconsin, Illinois, Nebraska, and South Dakota.

•	See Note 3, Disposition, for information on the sale of certain WPS Power Development, LLC solar power generation facilities.
Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be almost $12.7 billion from 2019 to 2023. Specific projects are discussed in more detail below under Liquidity and Capital Resources.

06/30/2019 Form 10-Q	41	WEC Energy Group, Inc.

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

06/30/2019 Form 10-Q	42	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2019 with the second quarter of 2018, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2019	2018	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Adoption of New Lease Guidance (Topic 842)	Remaining Change B (W)
Wisconsin	$270.2	$195.1	$75.1	$(11.1)	$87.9	$(1.7)
Illinois	42.6	41.7	0.9	—	—	0.9
Other states	4.6	8.1	(3.5)	—	—	(3.5)
Non-utility energy infrastructure	91.3	92.4	(1.1)	—	—	(1.1)
Corporate and other	(7.1)	(6.5)	(0.6)	—	—	(0.6)
Reconciling eliminations *	(87.0)	—	(87.0)	—	(87.0)	—
Total operating income	314.6	330.8	(16.2)	(11.1)	0.9	(6.0)
Equity in earnings of transmission affiliates	36.9	28.7	8.2	—	—	8.2
Other income, net	23.6	31.4	(7.8)	—	—	(7.8)
Interest expense	124.1	108.5	(15.6)	—	(0.9)	(14.7)
Income before income taxes	251.0	282.4	(31.4)	(11.1)	—	(20.3)
Income tax expense	15.2	51.1	35.9	11.1	—	24.8
Preferred stock dividends of subsidiary	0.3	0.3	—	—	—	—
Net loss attributed to noncontrolling interests	0.2	—	0.2	—	—	0.2
Net income attributed to common shareholders	$235.7	$231.0	$4.7	$—	$—	$4.7

Diluted earnings per share	$0.74	$0.73	$0.01

*
We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the three months ended June 30, 2019, $87.0 million of minimum lease payments that were billed from We Power to WE were no longer classified within operation and maintenance, but were instead recorded as interest expense in accordance with Topic 842. The We Power lease does not impact our financial statements as all amounts associated with the lease are eliminated at the consolidated level.

Earnings increased $4.7 million during the second quarter of 2019, compared with the same quarter in 2018. The table above shows the income statement impacts associated with the flow through of tax repairs beginning January 1, 2018 and the adoption of Topic 842, effective January 1, 2019. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholders. See Note 23, Regulatory Environment, for more information on the flow through of tax repairs and Note 10, Leases, for more information on the adoption of Topic 842.

The significant factors impacting the $4.7 million increase in earnings were:

•
A $24.8 million remaining decrease in income tax expense, primarily driven by impacts from the Tax Legislation, lower income before income taxes, an increase in wind production tax credits related to recent acquisitions of wind generation facilities in our non-utility energy infrastructure segment, and the recognition of deferred investment tax credits related to the sale of certain PDL solar power generation facilities completed during the second quarter of 2019.

•
An $8.2 million increase in earnings from our ownership interests in transmission affiliates, primarily due to continued capital investment by ATC and the impact of the refund ATC was required to provide customers in the second quarter of 2018 as a result of the FERC financial audit completed in February 2018.

06/30/2019 Form 10-Q	43	WEC Energy Group, Inc.

These increases in earnings were partially offset by:

•	A $14.7 million remaining increase in interest expense, driven by higher debt balances, primarily used to fund capital investments, and higher interest rates on short-term debt.

•
A $7.8 million decrease in other income, net, primarily driven by a 2018 item that was offset in other operation and maintenance expense and lower gains on the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset benefits costs related to deferred compensation included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•	A $3.5 million decrease in operating income at the other states segment, driven by lower natural gas margins primarily due to the timing of interim rate recognition at MERC in 2018.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the second quarter of 2019 and 2018 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Electric revenues	$1,024.4	$1,087.5	$(63.1)
Fuel and purchased power	310.7	328.2	17.5
Total electric margins	713.7	759.3	(45.6)

Natural gas revenues	228.9	238.0	(9.1)
Cost of natural gas sold	116.4	124.9	8.5
Total natural gas margins	112.5	113.1	(0.6)

Total electric and natural gas margins	826.2	872.4	(46.2)

Other operation and maintenance	363.9	502.4	138.5
Depreciation and amortization	152.9	134.6	(18.3)
Property and revenue taxes	39.2	40.3	1.1
Operating income	$270.2	$195.1	$75.1

06/30/2019 Form 10-Q	44	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$154.9	$188.4	$33.5
We Power (1)	34.2	125.9	91.7
Transmission (2)	103.6	104.5	0.9
Transmission expense related to the flow through of tax repairs (3)	16.5	10.0	(6.5)
Transmission expense related to Tax Legislation (4)	17.5	33.8	16.3
Regulatory amortizations and other pass through expenses (5)	37.2	36.1	(1.1)
Earnings sharing mechanisms (6)	—	3.7	3.7
Total other operation and maintenance	$363.9	$502.4	$138.5

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. For the three months ended June 30, 2018, the amount also included the lease payments that were billed from We Power to WE and then recovered in WE's rates. We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the three months ended June 30, 2019, the $90.6 million of lease expense related to the We Power leases with WE was no longer classified within other operation and maintenance, but was instead recorded as $3.6 million and $87.0 million of depreciation and amortization and interest expense, respectively, in accordance with Topic 842. The We Power lease does not impact our financial statements as all amounts associated with the lease are eliminated at the consolidated level.

During the three months ended June 30, 2019, $45.6 million of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset. During the three months ended June 30, 2018, $126.1 million of both lease and operating and maintenance costs were billed to or incurred by WE related to the WE Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2019 and 2018, $119.5 million and $97.3 million, respectively, of costs were billed to our electric utilities by transmission providers.

(3)
Represents additional transmission expense associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 23, Regulatory Environment, for more information.

(4)
Represents additional transmission expense associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(6)	See Note 23, Regulatory Environment, for more information about our earnings sharing mechanisms.

06/30/2019 Form 10-Q	45	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer Class
Residential	2,336.8	2,565.6	(228.8)
Small commercial and industrial *	3,054.8	3,221.0	(166.2)
Large commercial and industrial *	3,155.1	3,263.3	(108.2)
Other	39.2	38.1	1.1
Total retail *	8,585.9	9,088.0	(502.1)
Wholesale	820.8	875.9	(55.1)
Resale	1,789.2	793.1	996.1
Total sales in MWh *	11,195.9	10,757.0	438.9

*	Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	170.7	169.5	1.2
Commercial and industrial	108.1	121.9	(13.8)
Total retail	278.8	291.4	(12.6)
Transport	320.9	322.2	(1.3)
Total sales in therms	599.7	613.6	(13.9)

	Three Months Ended June 30
	Degree Days
Weather	2019	2018	B (W)
WE and WG (1)
Heating (921 normal)	973	1,023	(4.9)%
Cooling (166 normal)	76	217	(65.0)%

WPS (2)
Heating (951 normal)	1,040	1,081	(3.8)%
Cooling (136 normal)	78	215	(63.7)%

UMERC (3)
Heating (1,178 normal)	1,333	1,206	10.5%
Cooling (79 normal)	49	138	(64.5)%

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2019 Form 10-Q	46	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $45.6 million during the second quarter of 2019, compared with the same quarter in 2018. The significant factors impacting the lower electric utility margins were:

•
A $33.9 million decrease related to lower retail sales volumes during the second quarter of 2019, primarily driven by unfavorable weather. As measured by cooling degree days, the second quarter of 2019 was 65.0% and 63.7% cooler than the same quarter in 2018 in the Milwaukee area and Green Bay area, respectively. As measured by heating degree days, the second quarter of 2019 was 4.9% and 3.8% warmer than the same quarter in 2018 in the Milwaukee area and Green Bay area, respectively.

•
A $23.5 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins was offset by the net impact of $16.3 million decrease in transmission expense, a $12.3 million decrease in income taxes, and a $5.1 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required WE and WPS to use 80% and 40%, respectively, of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. Prior to receiving the order, we recorded all of the expected benefits related to the Tax Legislation as if they would be returned to customers through bill credits, which resulted in a decrease in revenues in the first quarter of 2018. After receiving the order during the second quarter of 2018, we reversed a portion of this decrease in revenues we had assumed would be returned to customers as bill credits and instead applied the tax savings by reducing the regulatory assets.

•
A $4.6 million decrease in margins associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. See Note 23, Regulatory Environment, for more information.

These decreases in margins were partially offset by a $14.1 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $0.6 million during the second quarter of 2019, compared with the same quarter in 2018. The most significant factor impacting the decrease in natural gas utility margins was lower sales volumes, primarily driven by unfavorable weather during the second quarter of 2019, compared with the same quarter in 2018.

Operating Income

Operating income at the Wisconsin segment increased $75.1 million during the second quarter of 2019, compared with the same quarter in 2018. This increase was driven by $121.3 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $46.2 million decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the second quarter of 2019, compared with the same quarter in 2018, were:

•
A $90.6 million decrease in other operation and maintenance resulting from the adoption of the new lease guidance. As discussed in the other operation and maintenance table above, the adoption of Topic 842, effective January 1, 2019, required WE to change the income statement classification of its lease payments related to the We Power leases. For the second quarter of 2019, the minimum lease payments that were billed from We Power to WE were no longer classified within other operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842.

•
A $16.7 million decrease in operation and maintenance expenses across all of our plants, in part due to the retirements of the Pleasant Prairie power plant in April 2018, Edgewater Unit 4 in September 2018, Pulliam Units 7 and 8 in October 2018, and the PIPP in March 2019. This resulted in lower maintenance and labor costs during the second quarter of 2019. See Note 6, Property, Plant, and Equipment, for more information on the retirement of the PIPP.

06/30/2019 Form 10-Q	47	WEC Energy Group, Inc.

•	A $9.9 million decrease in operation and maintenance expense due to a 2018 item that was offset in other income, net and had no impact on net income for the quarter.

•
A $9.8 million net decrease in transmission expense. This was driven by a $16.3 million decrease related to the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, which was offset by a corresponding decrease in margins, as previously discussed. Partially offsetting this decrease to transmission expense was a $6.5 million increase related to the flow through of tax repairs. Both changes in transmission expense are discussed in the other operation and maintenance table above.

•	A $3.7 million decrease in operation and maintenance expense related to the earnings sharing mechanism in place at WG. See Note 23, Regulatory Environment, for more information.

These decreases in operating expenses were partially offset by an $18.3 million increase in depreciation and amortization, driven by capital expenditures as we continue to execute on our capital plan, an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax Legislation, and additional expense recognized related to the adoption of Topic 842, as discussed in the other operation and maintenance table above.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$242.9	$268.0	$(25.1)
Cost of natural gas sold	42.8	75.3	32.5
Total natural gas margins	200.1	192.7	7.4

Other operation and maintenance	107.0	104.1	(2.9)
Depreciation and amortization	45.0	41.8	(3.2)
Property and revenue taxes	5.5	5.1	(0.4)
Operating income	$42.6	$41.7	$0.9

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in the line items below	$91.5	$85.7	$(5.8)
Riders *	15.6	18.1	2.5
Regulatory amortizations *	(0.3)	(0.4)	(0.1)
Other	0.2	0.7	0.5
Total other operation and maintenance	$107.0	$104.1	$(2.9)

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2019 Form 10-Q	48	WEC Energy Group, Inc.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	126.7	138.4	(11.7)
Commercial and industrial	57.4	59.5	(2.1)
Total retail	184.1	197.9	(13.8)
Transport	141.0	169.1	(28.1)
Total sales in therms	325.1	367.0	(41.9)

	Three Months Ended June 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (710 Normal)	771	836	(7.8)%

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $2.5 million impact of the riders referenced in the table above, increased $9.9 million during the second quarter of 2019, compared with the same quarter in 2018, driven by a $7.2 million increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 23, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment increased $0.9 million during the second quarter of 2019, compared with the same quarter in 2018. This increase was primarily driven by the $9.9 million net increase in margins discussed above. This increase in margins was partially offset by $9.0 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above.

The significant factors impacting the increase in operating expenses during the second quarter of 2019, compared with the same quarter in 2018 were:

•	A $3.6 million increase in natural gas maintenance costs, primarily due to the continuation of maintenance work resulting from colder than normal weather in the first quarter of 2019.

•	A $3.5 million increase in benefit costs, primarily related to deferred compensation.

•	A $3.2 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

06/30/2019 Form 10-Q	49	WEC Energy Group, Inc.

Other States Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$68.8	$72.4	$(3.6)
Cost of natural gas sold	29.9	31.0	1.1
Total natural gas margins	38.9	41.4	(2.5)

Other operation and maintenance	23.4	24.9	1.5
Depreciation and amortization	6.7	4.5	(2.2)
Property and revenue taxes	4.2	3.9	(0.3)
Operating income	$4.6	$8.1	$(3.5)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line item below	$18.9	$18.9	$—
Regulatory amortizations and other pass through expenses *	4.5	6.0	1.5
Total other operation and maintenance	$23.4	$24.9	$1.5

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	47.8	47.0	0.8
Commercial and industrial	33.1	31.3	1.8
Total retail	80.9	78.3	2.6
Transport	174.8	168.1	6.7
Total sales in therms	255.7	246.4	9.3

	Three Months Ended June 30
	Degree Days
Weather *	2019	2018	B (W)
MERC
Heating (942 Normal)	1,074	1,064	0.9%

MGU
Heating (768 Normal)	805	858	(6.2)%

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins decreased $2.5 million during the second quarter of 2019, compared to the same quarter last year. The decrease was primarily driven by lower natural gas margins related to the timing of recognition of interim rates at MERC in 2018.

06/30/2019 Form 10-Q	50	WEC Energy Group, Inc.

Operating Income

Operating income at the other states segment decreased $3.5 million during the second quarter of 2019, compared to the same quarter last year. This decrease was driven by the $2.5 million decrease in margins discussed above, as well as a $1.0 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The increase in operating expenses is primarily due to the positive impact on 2018 depreciation and amortization expense of a depreciation study approved by the MPUC in the second quarter of 2018. These rates were effective retroactive to January 2017.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Operating income	$91.3	$92.4	$(1.1)

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Operating loss	$(7.1)	$(6.5)	$(0.6)

Electric Transmission Segment Operations

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Equity in earnings of transmission affiliates	$36.9	$28.7	$8.2

Earnings from our ownership interests in transmission affiliates increased $8.2 million during the second quarter of 2019, compared with the same quarter in 2018, primarily due to continued capital investment by ATC. Also contributing to the increase in our equity earnings was the impact of the refund ATC was required to provide customers in the second quarter of 2018 as a result of the FERC financial audit completed in February 2018.

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$2.4	$3.7	$(1.3)
Non-service components of net periodic benefit costs	9.6	5.3	4.3
Other, net	11.6	22.4	(10.8)
Other income, net	$23.6	$31.4	$(7.8)

Other income, net decreased $7.8 million during the second quarter of 2019, compared with the same quarter in 2018. The decrease was primarily driven by a 2018 item that was offset in other operation and maintenance expense and had no impact on net income for the quarter. Additionally, lower gains on the investments held in the Integrys rabbi trust also contributed to the decrease. These investment gains partially offset benefits costs related to deferred compensation included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

These decreases in other income, net were partially offset by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our pension and OPEB costs.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2019	2018	B (W)
Interest expense	$124.1	$108.5	$(15.6)

06/30/2019 Form 10-Q	51	WEC Energy Group, Inc.

Interest expense increased $15.6 million during the second quarter of 2019, compared with the same quarter in 2018, primarily due to higher debt balances and higher interest rates on short-term debt. The increase in debt balances is primarily related to continued capital investments.

Consolidated Income Tax Expense

	Three Months Ended June 30
	2019	2018	B (W)
Effective tax rate	6.1%	18.1%	12.0%

Our effective tax rate decreased by 12.0% when compared with the second quarter of 2018, primarily due to the increased benefit from the flow through of tax repairs in connection with the Wisconsin rate settlement. Also contributing to the decrease was the impact of the Tax Legislation, an increase in wind production tax credits related to recent acquisitions of wind generation facilities in our non-utility energy infrastructure segment, and the recognition of deferred investment tax credits related to the sale of certain PDL solar power generation facilities completed during the second quarter of 2019. See Note 3, Disposition, Note 12, Income Taxes, and Note 23, Regulatory Environment, for more information.

SIX MONTHS ENDED JUNE 30, 2019

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2019 with the six months ended June 30, 2018, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2019	2018	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Adoption of New Lease Guidance (Topic 842)	Remaining Change B (W)
Wisconsin	$632.0	$468.8	$163.2	$(16.7)	$176.0	$3.9
Illinois	180.5	189.3	(8.8)	—	—	(8.8)
Other states	46.1	44.3	1.8	—	—	1.8
Non-utility energy infrastructure	184.0	185.4	(1.4)	—	—	(1.4)
Corporate and other	(11.0)	(11.9)	0.9	—	—	0.9
Reconciling eliminations *	(174.2)	—	(174.2)	—	(174.2)	—
Total operating income	857.4	875.9	(18.5)	(16.7)	1.8	(3.6)
Equity in earnings of transmission affiliates	73.0	61.5	11.5	—	—	11.5
Other income, net	54.5	38.9	15.6	—	—	15.6
Interest expense	248.5	215.2	(33.3)	—	(1.8)	(31.5)
Income before income taxes	736.4	761.1	(24.7)	(16.7)	—	(8.0)
Income tax expense	80.2	139.4	59.2	16.7	—	42.5
Preferred stock dividends of subsidiary	0.6	0.6	—	—	—	—
Net loss attributed to noncontrolling interests	0.2	—	0.2	—	—	0.2
Net income attributed to common shareholders	$655.8	$621.1	$34.7	$—	$—	$34.7

Diluted Earnings Per Share	$2.07	$1.96	$0.11

*
We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the six months ended June 30, 2019, $174.2 million of minimum lease payments that were billed from We Power to WE were no longer classified within operation and maintenance, but were instead recorded as interest expense in accordance with Topic 842. The We Power lease does not impact our financial statements as all amounts associated with the lease are eliminated at the consolidated level.

06/30/2019 Form 10-Q	52	WEC Energy Group, Inc.

Earnings increased $34.7 million during the six months ended June 30, 2019, compared with the same period in 2018. The table above shows the income statement impacts associated with the flow through of tax repairs beginning January 1, 2018 and the adoption of Topic 842, effective January 1, 2019. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholders. See Note 23, Regulatory Environment, for more information on the flow through of tax repairs and Note 10, Leases, for more information on the adoption of Topic 842.

The significant factors impacting the $34.7 million increase in earnings were:

•
A $42.5 million remaining decrease in income tax expense, primarily due to an increase in wind production tax credits related to recent acquisitions of wind generation facilities in our non-utility energy infrastructure segment, the impact of the Tax Legislation, the recognition of deferred investment tax credits related to the sale of certain PDL solar power generation facilities completed during the second quarter of 2019, and lower income before income taxes.

•
A $15.6 million increase in other income, net, driven by higher gains on the investments held in the Integrys rabbi trust and higher net credits from the non-service components of our net periodic pension and OPEB costs. The gains on the investments held in the rabbi trust partially offset benefits costs related to deferred compensation included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust, and Note 16, Employee Benefits, for more information on our pension and OPEB costs.

•
An $11.5 million increase in earnings from our ownership interests in transmission affiliates, primarily due to continued capital investment by ATC and the impact of the refund ATC was required to provide customers in the second quarter of 2018 as a result of the FERC financial audit completed in February 2018.

These increases in earnings were partially offset by a $31.5 million remaining increase in interest expense. The increase in interest expense was driven by higher debt balances, primarily used to fund capital investments, and higher interest rates on short-term debt.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the six months ended June 30, 2019 and 2018 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

06/30/2019 Form 10-Q	53	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Electric revenues	$2,091.0	$2,156.6	$(65.6)
Fuel and purchased power	649.5	680.5	31.0
Total electric margins	1,441.5	1,476.1	(34.6)

Natural gas revenues	795.7	758.0	37.7
Cost of natural gas sold	469.0	444.6	(24.4)
Total natural gas margins	326.7	313.4	13.3

Total electric and natural gas margins	1,768.2	1,789.5	(21.3)

Other operation and maintenance	756.6	970.9	214.3
Depreciation and amortization	303.9	269.7	(34.2)
Property and revenue taxes	75.7	80.1	4.4
Operating income	$632.0	$468.8	$163.2

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$331.0	$365.4	$34.4
We Power (1)	70.1	253.1	183.0
Transmission (2)	209.4	209.2	(0.2)
Transmission expense related to the flow through of tax repairs (3)	31.8	24.7	(7.1)
Transmission expense related to Tax Legislation (4)	32.7	33.8	1.1
Regulatory amortizations and other pass through expenses (5)	81.6	81.0	(0.6)
Earnings sharing mechanism (6)	—	3.7	3.7
Total other operation and maintenance	$756.6	$970.9	$214.3

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. For the six months ended June 30, 2018, the amount also included the lease payments that were billed from We Power to WE and then recovered in WE's rates. We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the six months ended June 30, 2019, $182.4 million of lease expense related to the We Power leases with WE was no longer classified within other operation and maintenance, but was instead recorded as $8.2 million and $174.2 million of depreciation and amortization and interest expense, respectively, in accordance with Topic 842. The We Power lease does not impact our financial statements as all amounts associated with the lease are eliminated at the consolidated level.

During the six months ended June 30, 2019, $76.4 million of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset. During the six months ended June 30, 2018, $236.7 million of both lease and operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2019 and 2018, $238.1 million and $191.6 million, respectively, of costs were billed to our electric utilities by transmission providers.

(3)
Represents additional transmission expense associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 23, Regulatory Environment, for more information.

(4)
Represents additional transmission expense associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance.

06/30/2019 Form 10-Q	54	WEC Energy Group, Inc.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(6)	See Note 23, Regulatory Environment, for more information about our earnings sharing mechanisms.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer Class
Residential	5,147.5	5,282.5	(135.0)
Small commercial and industrial *	6,235.9	6,415.3	(179.4)
Large commercial and industrial *	6,241.9	6,376.7	(134.8)
Other	84.2	84.3	(0.1)
Total retail *	17,709.5	18,158.8	(449.3)
Wholesale	1,664.5	1,732.8	(68.3)
Resale	3,144.7	3,236.7	(92.0)
Total sales in MWh *	22,518.7	23,128.3	(609.6)

*	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	747.2	693.8	53.4
Commercial and industrial	446.2	438.7	7.5
Total retail	1,193.4	1,132.5	60.9
Transport	752.1	735.2	16.9
Total sales in therms	1,945.5	1,867.7	77.8

	Six Months Ended June 30
	Degree Days
Weather	2019	2018	B (W)
WE and WG (1)
Heating (4,192 normal)	4,456	4,248	4.9%
Cooling (166 normal)	76	217	(65.0)%

WPS (2)
Heating (4,597 normal)	4,881	4,717	3.5%
Cooling (136 normal)	78	215	(63.7)%

UMERC (3)
Heating (5,131 normal)	5,637	5,242	7.5%
Cooling (79 normal)	49	138	(64.5)%

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2019 Form 10-Q	55	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $34.6 million during the six months ended June 30, 2019, compared with the same period in 2018. The significant factors impacting the lower electric utility margins were:

•
A $27.6 million decrease related to lower retail sales volumes during the six months ended June 30, 2019, primarily driven by unfavorable weather during the second quarter of 2019. As measured by cooling degree days, the six months ended June 30, 2019, were 65.0% and 63.7% cooler than the same period in 2018 in the Milwaukee area and Green Bay area, respectively.

•
A $9.6 million decrease in margins associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. See Note 23, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $13.3 million during the six months ended June 30, 2019, compared with the same period in 2018. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather, customer growth, and higher use per residential customer during the six months ended June 30, 2019, compared with the same period in 2018.

Operating Income

Operating income at the Wisconsin segment increased $163.2 million during the six months ended June 30, 2019, compared with the same period in 2018. This increase was driven by $184.5 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $21.3 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the six months ended June 30, 2019, compared with the same period in 2018, were:

•
A $182.4 million decrease in other operation and maintenance resulting from the adoption of the new lease guidance. As discussed in the other operation and maintenance table above, the adoption of Topic 842, effective January 1, 2019, required WE to change the income statement classification of its lease payments related to the We Power leases. For the six months ended June 30, 2019, the minimum lease payments that were billed from We Power to WE were no longer classified within other operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842.

•
A $32.1 million decrease in operation and maintenance expenses across all of our plants, in part due to the retirements of the Pleasant Prairie power plant in April 2018, Edgewater Unit 4 in September 2018, Pulliam Units 7 and 8 in October 2018, and the PIPP in March 2019. This resulted in lower maintenance and labor costs during the six months ended June 30, 2019. See Note 6, Property, Plant, and Equipment, for more information on the retirement of the PIPP.

•	A $9.9 million decrease in operation and maintenance expense due to a 2018 item that was offset in other income, net and had no impact on net income for the six months ended June 30, 2019.

•	A $3.7 million decrease in operation and maintenance expense related to the earnings sharing mechanism in place at WG. See Note 23, Regulatory Environment, for more information.

These decreases in operating expenses were partially offset by:

•
A $34.2 million increase in depreciation and amortization, driven by capital expenditures as we continue to execute on our capital plan, an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax legislation, and additional expense recognized related to the adoption of Topic 842, as discussed in the other operation and maintenance table above.

•	A $22.7 million increase in benefit costs, primarily related to deferred compensation.

06/30/2019 Form 10-Q	56	WEC Energy Group, Inc.

•	A $7.1 million increase in transmission expense related to the flow through of tax repairs, as discussed in the other operation and maintenance table above.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$779.4	$775.3	$4.1
Cost of natural gas sold	262.6	277.0	14.4
Total natural gas margins	516.8	498.3	18.5

Other operation and maintenance	235.2	216.3	(18.9)
Depreciation and amortization	89.5	82.7	(6.8)
Property and revenue taxes	11.6	10.0	(1.6)
Operating income	$180.5	$189.3	$(8.8)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in the line items below	$179.5	$159.4	$(20.1)
Riders *	56.1	56.6	0.5
Regulatory amortizations *	(0.7)	(0.7)	—
Other	0.3	1.0	0.7
Total other operation and maintenance	$235.2	$216.3	$(18.9)

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	575.7	567.0	8.7
Commercial and industrial	232.3	227.9	4.4
Total retail	808.0	794.9	13.1
Transport	528.9	525.7	3.2
Total sales in therms	1,336.9	1,320.6	16.3

	Six Months Ended June 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (3,878 Normal)	4,158	3,949	5.3%

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $0.5 million impact of the riders referenced in the table above, increased $19.0 million during the six months ended June 30, 2019, compared with the same period in 2018, driven by a $15.3 million increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related

06/30/2019 Form 10-Q	57	WEC Energy Group, Inc.

to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 23, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment decreased $8.8 million during the six months ended June 30, 2019, compared with the same period in 2018. This decrease was driven by a $27.8 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above. This increase in operating expenses was partially offset by the $19.0 million net increase in margins discussed above.

The significant factors impacting the increase in operating expenses during the six months ended June 30, 2019, compared with the same period in 2018 were:

•	A $10.5 million increase in benefit costs, primarily related to deferred compensation.

•
An $8.8 million increase in natural gas maintenance costs, primarily due to maintenance work resulting from colder than normal weather during the six months ended June 30, 2019, compared with the same period in 2018.

•	A $6.8 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$254.0	$242.3	$11.7
Cost of natural gas sold	135.4	127.4	(8.0)
Total natural gas margins	118.6	114.9	3.7

Other operation and maintenance	51.0	51.5	0.5
Depreciation and amortization	13.2	11.1	(2.1)
Property and revenue taxes	8.3	8.0	(0.3)
Operating income	$46.1	$44.3	$1.8

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line item below	$37.7	$36.3	$(1.4)
Regulatory amortizations and other pass through expenses *	13.3	15.2	1.9
Total other operation and maintenance	$51.0	$51.5	$0.5

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	219.8	217.4	2.4
Commercial and industrial	144.1	135.1	9.0
Total retail	363.9	352.5	11.4
Transport	403.5	392.3	11.2
Total sales in therms	767.4	744.8	22.6

06/30/2019 Form 10-Q	58	WEC Energy Group, Inc.

	Six Months Ended June 30
	Degree Days
Weather *	2019	2018	B (W)
MERC
Heating (4,843 Normal)	5,456	5,149	6.0%

MGU
Heating (3,974 Normal)	4,103	3,993	2.8%

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $3.7 million during the six months ended June 30, 2019, compared to the same period in 2018. The increase was primarily driven by higher sales volumes as a result of colder winter weather and customer growth.

Operating Income

Operating income at the other states segment increased $1.8 million during the six months ended June 30, 2019, compared with the same period in 2018. The increase was driven by the $3.7 million increase in margins discussed above, partially offset by a $1.9 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The increase in operating expenses is primarily due to the positive impact on 2018 depreciation and amortization expense of a depreciation study approved by the MPUC in the second quarter of 2018. These rates were effective retroactive to January 2017.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Operating income	$184.0	$185.4	$(1.4)

Corporate and Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Operating loss	$(11.0)	$(11.9)	$0.9

Electric Transmission Segment Operations

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Equity in earnings of transmission affiliates	$73.0	$61.5	$11.5

Earnings from our ownership interests in transmission affiliates increased $11.5 million during the six months ended June 30, 2019, compared with the same period in 2018, primarily due to continued capital investment by ATC. Also contributing to the increase in our equity earnings was the impact of the refund ATC was required to provide customers in the second quarter of 2018 as a result of the FERC financial audit completed in February 2018.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$7.3	$7.0	$0.3
Non-service components of net periodic benefit costs	17.9	12.5	5.4
Other, net	29.3	19.4	9.9
Other income, net	$54.5	$38.9	$15.6

06/30/2019 Form 10-Q	59	WEC Energy Group, Inc.

Other income, net increased $15.6 million during the six months ended June 30, 2019, compared with the same period in 2018. The increase was primarily driven by higher gains on the investments held in the Integrys rabbi trust. These investment gains partially offset benefits costs related to deferred compensation included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. Also contributing to the increase in other income were higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our pension and OPEB costs.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2019	2018	B (W)
Interest expense	$248.5	$215.2	$(33.3)

Interest expense increased $33.3 million during the six months ended June 30, 2019, compared with the same period in 2018, primarily due to higher debt balances and higher interest rates on short-term debt. This increase in debt balances is primarily related to continued capital investments.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2019	2018	B (W)
Effective tax rate	10.9%	18.3%	7.4%

Our effective tax rate decreased by 7.4% when compared with the six months ended June 30, 2018, primarily due to the increased benefit from the flow through of tax repairs in connection with the Wisconsin rate settlement, an increase in wind production tax credits related to recent acquisitions of wind generation facilities in our non-utility energy infrastructure segment, the impact of the Tax Legislation, and the recognition of deferred investment tax credits related to the sale of certain PDL solar power generation facilities completed during the second quarter of 2019. See Note 3, Disposition, Note 12, Income Taxes, and Note 23, Regulatory Environment, for more information.

We expect our 2019 annual effective tax rate to be between 10.5% and 11.5%, which includes an estimated 9.5% effective tax rate benefit due to the flow through of tax repairs in connection with the Wisconsin rate settlement. Excluding the impact of the tax repairs, the expected 2019 effective tax rate would be between 20% and 21%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2019	2018	Change in 2019 Over 2018
Cash provided by (used in):
Operating activities	$1,291.2	$1,513.4	$(222.2)
Investing activities	(1,066.4)	(996.8)	(69.6)
Financing activities	(280.2)	(523.2)	243.0

Operating Activities

Net cash provided by operating activities decreased $222.2 million during the six months ended June 30, 2019, compared with the same period in 2018, driven by:

•
A $222.1 million decrease in cash from higher payments for other operation and maintenance expenses. During the six months ended June 30, 2019, our payments were higher for accounts payable, transmission, and benefits, compared with the same period in 2018.

06/30/2019 Form 10-Q	60	WEC Energy Group, Inc.

•
A $48.0 million decrease in cash due to higher collateral requirements during the six months ended June 30, 2019, compared with the same period in 2018, driven by an increase in our derivative liabilities.

•
A $32.3 million decrease in cash due to an increase in payments for interest related to higher long-term debt balances and higher interest rates on short-term debt during the six months ended June 30, 2019, compared with the same period in 2018.

These decreases in net cash provided by operating activities were partially offset by:

•
A $32.5 million net increase in cash paid for income taxes during the six months ended June 30, 2019, compared with the same period in 2018. This increase in cash was primarily due to the uncertainty of bonus depreciation eligibility for our regulated utilities as a result of the Tax Legislation which, increased our 2017 extension payment made in 2018.

•
A $29.6 million increase in cash primarily related to lower payments for fuel and purchased power during the six months ended June 30, 2019, compared with the same period in 2018, due to the retirements of the Pleasant Prairie power plant in April 2018, Edgewater Unit 4 in September 2018, Pulliam Units 7 and 8 in October 2018, and the PIPP in March 2019.

Investing Activities

Net cash used in investing activities increased $69.6 million during the six months ended June 30, 2019, compared with the same period in 2018. The increase in net cash used in investing activities was driven by the acquisition of an 80% ownership interest in Upstream in January 2019 for $268.2 million, which is net of cash and restricted cash acquired of $9.2 million. See Note 2, Acquisitions, for more information.

This increase in net cash used in investing activities was partially offset by:

•	The acquisition of Forward Wind Energy Center in April 2018 for $77.1 million. See Note 2, Acquisitions, for more information.

•	A $60.3 million decrease in cash paid for capital expenditures during the six months ended June 30, 2019, compared with the same period in 2018, which is discussed in more detail below.

•
A $32.4 million increase in cash related to a reimbursement from ATC for construction costs during the six months ended June 30, 2019. See Note 18, Investment in Transmission Affiliates, for more information.

•
A $22.1 million increase in proceeds received from the sale of assets and businesses during the six months ended June 30, 2019, compared with the same period in 2018. See Note 3, Disposition, for more information on the sale of the three power generation facilities previously owned by PDL.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2019	2018	Change in 2019 Over 2018
Wisconsin	$541.2	$612.3	$(71.1)
Illinois	242.5	228.1	14.4
Other states	45.0	35.9	9.1
Non-utility energy infrastructure	19.7	16.7	3.0
Corporate and other	6.8	22.5	(15.7)
Total capital expenditures	$855.2	$915.5	$(60.3)

The decrease in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2019, compared with the same period in 2018, was primarily driven by the implementation of an enterprise resource planning system, our AMI program and various other software projects, projects at the OCPP, and upgrades to WE's electric distribution system during the six months ended June 30, 2018. These decreases in cash paid for capital expenditures were partially offset by increased capital expenditures related to upgrades to WPS's natural gas distribution system and an information technology project created to improve WE's and WG's billing, call center, and credit collection functions during the six months ended June 30, 2019.

06/30/2019 Form 10-Q	61	WEC Energy Group, Inc.

The increase in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2019, compared with the same period in 2018, was driven by an increase in facilities projects at PGL during the six months ended June 30, 2019.

The decrease in cash paid for capital expenditures at the corporate and other segment during the six months ended June 30, 2019, compared with the same period in 2018, was primarily driven by the implementation of an enterprise resource planning system during the six months ended June 30, 2018.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $243.0 million during the six months ended June 30, 2019, compared with the same period in 2018, driven by:

•	A $664.1 million increase in cash related to lower long-term debt repayments during the six months ended June 30, 2019, compared with the same period in 2018.

•	A $45.0 million increase in cash from stock options exercised during the six months ended June 30, 2019, compared with the same period in 2018.

These increases in cash were partially offset by:

•	A $250.0 million decrease in cash due to lower issuances of long-term debt during the six months ended June 30, 2019, compared with the same period in 2018.

•	A $102.8 million decrease in cash related to higher net repayments of commercial paper during the six months ended June 30, 2019, compared with the same period in 2018.

•
An $86.5 million decrease in cash due to an increase in shares of our common stock purchased during the six months ended June 30, 2019, compared with the same period in 2018, to satisfy requirements of our stock-based compensation plans.

•
A $23.6 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2019, compared with the same period in 2018. In January 2019, our Board of Directors increased our quarterly dividend by $0.0375 per share (6.79%) effective with the first quarter of 2019 dividend payment.

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

06/30/2019 Form 10-Q	62	WEC Energy Group, Inc.

facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. See Note 8, Short-Term Debt and Lines of Credit, for more information about these credit facilities.

The following table shows our capitalization structure as of June 30, 2019, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,016.2	$10,266.2
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	10,687.5	10,437.5
Short-term debt	1,262.7	1,262.7
Total capitalization	$21,996.8	$21,996.8

Total debt	$11,950.2	$11,700.2

Ratio of debt to total capitalization	54.3%	53.2%

Included in long-term debt on our balance sheet as of June 30, 2019, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Working Capital

As of June 30, 2019, our current liabilities exceeded our current assets by $1,523.3 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

06/30/2019 Form 10-Q	63	WEC Energy Group, Inc.

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

WPS is continuing work on the SMRP. This project includes modernizing parts of its electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service WPS provides to its customers. WPS expects to invest approximately $185 million between 2019 and 2021 on this project. WE, WPS, and WG will also continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks and data management systems that enable two-way communication between utilities and customers.

As part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar of up to 350 MW within our Wisconsin segment. WPS has partnered with an unaffiliated utility to acquire ownership interests in two proposed solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be $260 million. Commercial operation for both projects is targeted for the end of 2020. WE has partnered with an unaffiliated utility to acquire an ownership interest in Badger Hollow II, a solar project that will be located in Iowa County, Wisconsin. WE will own 100 MW of the output of the project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation is targeted for the end of 2021. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

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

06/30/2019 Form 10-Q	64	WEC Energy Group, Inc.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, Note 15, Guarantees, and Note 20, Variable Interest Entities.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2018 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2019.

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

We expect to request or have requested recovery of the costs related to the following projects in recent or pending rate proceedings, orders, and investigations involving our utilities:

•
In June 2016, the PSCW approved the deferral of costs related to WPS's ReACT™ project above the originally authorized $275.0 million level through 2017. The total cost of the ReACT™ project, excluding $51 million of AFUDC, was $342 million. In September 2017, the PSCW approved an extension of this deferral through 2019 as part of a settlement agreement. WPS cannot collect these deferred costs without prior approval from the PSCW. WPS has requested approval for collection of these deferred costs in the rate proposal it filed with the PSCW in March 2019. See Note 23, Regulatory Environment, for more information.

•
Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing,

06/30/2019 Form 10-Q	65	WEC Energy Group, Inc.

call center, and credit collection functions. As of June 30, 2019, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project. WPS has requested recovery of these costs in the rate proposal it filed with the PSCW in March 2019.

•
In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2019, PGL filed its 2018 reconciliation with the ICC, which, along with the 2017 and 2016 reconciliations, are still pending. In June 2019, PGL agreed to a settlement of the 2015 reconciliation, which includes a rate base reduction of $7.0 million and a $7.3 million refund to ratepayers. The ICC approved the settlement on July 17, 2019. It will not have a material impact on earnings. As of June 30, 2019, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 23, Regulatory Environment, for more information regarding our pending rate proceedings, previously issued rate orders, and investigations involving our utilities.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In 2018 and 2019, the PSCW and the MPSC issued written orders regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin and Michigan, respectively. We expect that the various remaining impacts of the Tax Legislation on our Wisconsin operations will be addressed in the pending rate case we filed with the PSCW in March 2019. In addition, the ICC approved the Variable Income Tax Adjustment Rider in Illinois during April 2018, and, in Minnesota, the MPUC included the various impacts of the Tax Legislation in MERC's final 2018 rate order. In July 2019, the FERC approved WPS's formula rate tariff, which incorporated the impact of the Tax Legislation. Formula rate customers of WPS will receive a monthly bill credit through the end of 2019, which will include the customer's tax savings, including interest. We are also working with the FERC to modify WE's formula rate tariffs for the impacts of the Tax Legislation, and we expect to receive FERC approval for the modified tariffs in 2019. See Note 23, Regulatory Environment, for more information.

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

06/30/2019 Form 10-Q	66	WEC Energy Group, Inc.

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

06/30/2019 Form 10-Q	67	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2018 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 13, Fair Value Measurements, Note 14, Derivative Instruments, and Note 15, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2019 Form 10-Q	68	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2018 Annual Report on Form 10-K. See Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, in this report for more information on material legal proceedings and matters related to us and our subsidiaries.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak, and the Illinois state agencies to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an interim agreed order with the State of Illinois in October 2017 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively.

In addition, in December 2017, the IEPA issued a VN to PGL alleging the same violations as the AG. Lastly, in January 2018, the IEPA issued a VN alleging certain violations of Illinois air emission rules arising from the construction and operation of flaring equipment at the leak site. Both of the IEPA VN matters have been referred to the AG for enforcement.

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

06/30/2019 Form 10-Q	69	WEC Energy Group, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2019:

Issuer Purchases of Equity Securities

2019	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	$—
May 1 – May 31	500	77.70	—	—
June 1 – June 30	—	—	—	—
Total *	500	$77.70	—

*	All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2019 Form 10-Q	70	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 6, 2019	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2019 Form 10-Q	71	WEC Energy Group, Inc.