Form 10-Q
period 2019-09-30
WEC ENERGY GROUP, INC.
filed 2019-11-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2019):

Common Stock, $.01 Par Value, 315,435,595 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2019

09/30/2019 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
ATC Holding	ATC Holding LLC
Bishop Hill III	Bishop Hill Energy III LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EGLE	Michigan Department of Environment, Great Lakes, and Energy (previously Michigan Department of Environmental Quality)
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act

09/30/2019 Form 10-Q	ii	WEC Energy Group, Inc.

CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Farm I
Badger Hollow II	Badger Hollow Solar Farm II
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Rights
GUIC	Gas Utility Infrastructure Costs
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Natural Gas System Modernization Program
SMRP	System Modernization and Reliability Project
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Tilden	Tilden Mining Company
Two Creeks	Two Creeks Solar Project

09/30/2019 Form 10-Q	iii	WEC Energy Group, Inc.

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

09/30/2019 Form 10-Q	1	WEC Energy Group, Inc.

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

09/30/2019 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2019	2018	2019	2018
Operating revenues	$1,608.0	$1,643.7	$5,575.6	$5,602.7

Operating expenses
Cost of sales	484.3	524.1	1,985.8	2,043.9
Other operation and maintenance	529.2	553.1	1,583.4	1,602.7
Depreciation and amortization	233.8	212.8	690.1	628.1
Property and revenue taxes	49.8	51.0	148.0	149.4
Total operating expenses	1,297.1	1,341.0	4,407.3	4,424.1

Operating income	310.9	302.7	1,168.3	1,178.6

Equity in earnings of transmission affiliates	38.7	33.7	111.7	95.2
Other income, net	21.8	26.1	76.3	65.0
Interest expense	125.8	112.0	374.3	327.2
Other expense	(65.3)	(52.2)	(186.3)	(167.0)

Income before income taxes	245.6	250.5	982.0	1,011.6
Income tax expense	11.3	17.0	91.5	156.4
Net income	234.3	233.5	890.5	855.2

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net loss attributed to noncontrolling interests	0.3	—	0.5	—
Net income attributed to common shareholders	$234.3	$233.2	$890.1	$854.3

Earnings per share
Basic	$0.74	$0.74	$2.82	$2.71
Diluted	$0.74	$0.74	$2.81	$2.70

Weighted average common shares outstanding
Basic	315.4	315.5	315.4	315.5
Diluted	316.8	316.9	316.7	316.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2019	2018	2019	2018
Net income	$234.3	$233.5	$890.5	$855.2

Other comprehensive loss, net of tax
Derivatives accounted for as cash flow hedges
Derivative (losses) gains, net of tax of $(0.2), $0.1, $(1.5), and $0.1, respectively	(0.3)	0.3	(3.8)	0.3
Reclassification of net gains to net income, net of tax	(0.2)	(0.4)	(0.8)	(1.0)
Cash flow hedges, net	(0.5)	(0.1)	(4.6)	(0.7)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	—	0.1	0.2

Other comprehensive loss, net of tax	(0.5)	(0.1)	(4.5)	(0.5)

Comprehensive income	233.8	233.4	886.0	854.7

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive loss attributed to noncontrolling interests	0.3	—	0.5	—
Comprehensive income attributed to common shareholders	$233.8	$233.1	$885.6	$853.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$20.0	$84.5
Accounts receivable and unbilled revenues, net of reserves of $137.8 and $149.2, respectively	911.8	1,280.9
Materials, supplies, and inventories	593.3	548.2
Prepayments	166.1	256.8
Other	81.8	77.2
Current assets	1,773.0	2,247.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $8,807.7 and $8,636.6, respectively	23,035.1	22,000.9
Regulatory assets	3,999.9	3,805.1
Equity investment in transmission affiliates	1,720.4	1,665.3
Goodwill	3,052.8	3,052.8
Other	796.0	704.1
Long-term assets	32,604.2	31,228.2
Total assets	$34,377.2	$33,475.8

Liabilities and Equity
Current liabilities
Short-term debt	$686.4	$1,440.1
Current portion of long-term debt	692.6	365.0
Accounts payable	769.0	876.4
Accrued payroll and benefits	167.0	185.4
Other	503.4	464.8
Current liabilities	2,818.4	3,331.7

Long-term liabilities
Long-term debt	10,897.3	9,994.0
Deferred income taxes	3,613.8	3,388.1
Deferred revenue, net	502.8	520.4
Regulatory liabilities	4,198.8	4,251.6
Environmental remediation liabilities	631.8	616.4
Pension and OPEB obligations	411.5	422.8
Other	1,116.4	1,108.1
Long-term liabilities	21,372.4	20,301.4

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,435,595 and 315,523,192 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,185.0	4,250.1
Retained earnings	5,869.9	5,538.2
Accumulated other comprehensive loss	(7.1)	(2.6)
Common shareholders' equity	10,051.0	9,788.9

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	105.0	23.4
Total liabilities and equity	$34,377.2	$33,475.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2019	2018
Operating activities
Net income	$890.5	$855.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	690.1	628.1
Deferred income taxes and investment tax credits, net	58.8	34.4
Contributions and payments related to pension and OPEB plans	(12.1)	(13.8)
Equity income in transmission affiliates, net of distributions	(17.8)	(4.5)
Change in –
Accounts receivable and unbilled revenues	360.2	312.1
Materials, supplies, and inventories	(44.9)	(69.0)
Other current assets	110.4	112.7
Accounts payable	(192.3)	(71.2)
Other current liabilities	(1.8)	42.5
Other, net	(0.4)	181.7
Net cash provided by operating activities	1,840.7	2,008.2

Investing activities
Capital expenditures	(1,511.5)	(1,490.5)
Acquisition of Upstream, net of cash and restricted cash acquired of $9.2	(268.2)	—
Acquisition of Bishop Hill III, net of restricted cash acquired of $4.5	—	(143.5)
Acquisition of Forward Wind Energy Center	—	(77.1)
Capital contributions to transmission affiliates	(37.3)	(43.7)
Proceeds from the sale of assets and businesses	32.2	10.9
Proceeds from the sale of investments held in rabbi trust	0.2	16.6
Reimbursement for ATC's construction costs	32.4	—
Other, net	17.7	7.3
Net cash used in investing activities	(1,734.5)	(1,720.0)

Financing activities
Exercise of stock options	66.1	13.9
Purchase of common stock	(138.2)	(42.0)
Dividends paid on common stock	(558.4)	(523.0)
Issuance of long-term debt	1,320.0	600.0
Retirement of long-term debt	(106.0)	(694.4)
Change in short-term debt	(753.7)	343.7
Other, net	(15.5)	(4.8)
Net cash used in financing activities	(185.7)	(306.6)

Net change in cash, cash equivalents, and restricted cash	(79.5)	(18.4)
Cash, cash equivalents, and restricted cash at beginning of period	146.1	58.6
Cash, cash equivalents, and restricted cash at end of period	$66.6	$40.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$3.2	$4,250.1	$5,538.2	$(2.6)	$9,788.9	$30.4	$23.4	$9,842.7
Net income attributed to common shareholders	—	—	420.1	—	420.1	—	—	420.1
Other comprehensive loss	—	—	—	(1.4)	(1.4)	—	—	(1.4)
Common stock dividends of $0.59 per share	—	—	(186.2)	—	(186.2)	—	—	(186.2)
Exercise of stock options	—	32.6	—	—	32.6	—	—	32.6
Purchase of common stock	—	(70.7)	—	—	(70.7)	—	—	(70.7)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	69.0	69.0
Capital contributions from noncontrolling interest	—	—	—	—	—	—	4.8	4.8
Stock-based compensation and other	—	1.2	—	—	1.2	—	—	1.2
Balance at March 31, 2019	$3.2	$4,213.2	$5,772.1	$(4.0)	$9,984.5	$30.4	$97.2	$10,112.1
Net income attributed to common shareholders	—	—	235.7	—	235.7	—	—	235.7
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(2.6)	(2.6)	—	—	(2.6)
Common stock dividends of $0.59 per share	—	—	(186.1)	—	(186.1)	—	—	(186.1)
Exercise of stock options	—	17.5	—	—	17.5	—	—	17.5
Purchase of common stock	—	(35.6)	—	—	(35.6)	—	—	(35.6)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.8	—	—	2.8	—	0.1	2.9
Balance at June 30, 2019	$3.2	$4,197.9	$5,821.7	$(6.6)	$10,016.2	$30.4	$101.7	$10,148.3
Net income attributed to common shareholders	—	—	234.3	—	234.3	—	—	234.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Other comprehensive loss	—	—	—	(0.5)	(0.5)	—	—	(0.5)
Common stock dividends of $0.59 per share	—	—	(186.1)	—	(186.1)	—	—	(186.1)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(31.9)	—	—	(31.9)	—	—	(31.9)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	4.3	4.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation and other	—	3.0	—	—	3.0	—	(0.1)	2.9
Balance at September 30, 2019	$3.2	$4,185.0	$5,869.9	$(7.1)	$10,051.0	$30.4	$105.0	$10,186.4

09/30/2019 Form 10-Q	7	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$3.2	$4,278.5	$5,176.8	$2.9	$9,461.4	$30.4	$—	$9,491.8
Net income attributed to common shareholders	—	—	390.1	—	390.1	—	—	390.1
Other comprehensive income	—	—	—	1.7	1.7	—	—	1.7
Common stock dividends of $0.5525 per share	—	—	(174.2)	—	(174.2)	—	—	(174.2)
Exercise of stock options	—	2.1	—	—	2.1	—	—	2.1
Purchase of common stock	—	(15.8)	—	—	(15.8)	—	—	(15.8)
Stock-based compensation and other	—	2.5	—	—	2.5	—	—	2.5
Balance at March 31, 2018	$3.2	$4,267.3	$5,392.7	$4.6	$9,667.8	$30.4	$—	$9,698.2
Net income attributed to common shareholders	—	—	231.0	—	231.0	—	—	231.0
Other comprehensive loss	—	—	—	(2.1)	(2.1)	—	—	(2.1)
Common stock dividends of $0.5525 per share	—	—	(174.5)	—	(174.5)	—	—	(174.5)
Exercise of stock options	—	3.0	—	—	3.0	—	—	3.0
Purchase of common stock	—	(4.0)	—	—	(4.0)	—	—	(4.0)
Stock-based compensation and other	—	4.7	(0.1)	—	4.6	—	—	4.6
Balance at June 30, 2018	$3.2	$4,271.0	$5,449.1	$2.5	$9,725.8	$30.4	$—	$9,756.2
Net income attributed to common shareholders	—	—	233.2	—	233.2	—	—	233.2
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Common stock dividends of $0.5525 per share	—	—	(174.3)	—	(174.3)	—	—	(174.3)
Exercise of stock options	—	8.8	—	—	8.8	—	—	8.8
Purchase of common stock	—	(22.2)	—	—	(22.2)	—	—	(22.2)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	37.0	37.0
Stock-based compensation and other	—	4.0	0.1	—	4.1	—	—	4.1
Balance at September 30, 2018	$3.2	$4,261.6	$5,508.1	$2.4	$9,775.3	$30.4	$37.0	$9,842.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2019 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2019

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

On our financial statements, we consolidate our majority-owned subsidiaries and reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheet as of September 30, 2019 related to the minority interests at Bishop Hill III, Coyote Ridge, and Upstream held by third parties. See Note 2, Acquisitions, for more information.

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 18, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2018. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of expected results for 2019 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

All the acquisitions discussed below were accounted for as asset acquisitions.

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, we signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. The project has a 12-year offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility. Under the Tax Legislation, our investment in Thunderhead is expected to qualify for production tax credits and 100% bonus depreciation. The transaction is subject to FERC approval and commercial operation is expected to begin at the end of 2020, at which time the transaction is expected to close. Thunderhead will be included in the non-utility energy infrastructure segment.

In January 2019, we completed the acquisition of an 80% ownership interest in Upstream, a commercially operational 202.5 MW wind generating facility, for $268.2 million, which included transaction costs and is net of cash and restricted cash acquired of $9.2 million. Upstream is located in Antelope County, Nebraska and supplies energy to the Southwest Power Pool. Upstream's revenue will be substantially fixed over a 10-year period through an agreement with an unaffiliated third party. Under the Tax Legislation, our investment in Upstream qualifies for production tax credits and 100% bonus depreciation. Upstream is included in the non-utility energy infrastructure segment.

09/30/2019 Form 10-Q	9	WEC Energy Group, Inc.

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

Acquisition of a Wind Energy Generation Facility in Illinois

In August 2018, we completed the acquisition of an 80% ownership interest in a commercially operational 132 MW wind generating facility located in Henry County, Illinois, known as Bishop Hill III, for $144.7 million, which included transaction costs and was net of restricted cash acquired of $4.5 million. In December 2018, we completed the acquisition of an additional 10% ownership interest in Bishop Hill III, for $18.2 million. Bishop Hill III has a 22-year offtake agreement with an unaffiliated third party for all of the energy produced by the facility. Under the Tax Legislation, our investment in Bishop Hill III qualifies for production tax credits and 100% bonus depreciation. Bishop Hill III is included in the non-utility energy infrastructure segment.

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

Under a joint ownership agreement with the two other utilities, WPS is entitled to generating capability and output of the facility equal to its ownership interest. WPS is also paying its ownership share of additional capital expenditures and operating expenses. Forward Wind Energy Center is included in the Wisconsin segment.

NOTE 3—DISPOSITION

Corporate and Other Segment – Sale of Certain WPS Power Development, LLC Solar Power Generation Facilities

In June 2019, we sold three solar power generation facilities owned by PDL for $20.0 million. These solar facilities were located in Massachusetts. During the second quarter of 2019, we recorded an after-tax gain on the sale of $4.9 million primarily related to the recognition of deferred investment tax credits, which were included in income tax expense on our income statements. The assets included in the sale were not material and, therefore, were not presented as held for sale. The results of operations of these facilities remained in continuing operations through the sale date as the sale did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

NOTE 4—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2018 Annual Report on Form 10-K.

09/30/2019 Form 10-Q	10	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2019
Electric	$1,185.4	$—	$—	$1,185.4	$—	$—	$—	$1,185.4
Natural gas	151.1	190.0	43.8	384.9	8.9	—	(8.4)	385.4
Total regulated revenues	1,336.5	190.0	43.8	1,570.3	8.9	—	(8.4)	1,570.8
Other non-utility revenues	—	—	4.2	4.2	12.0	1.3	(0.7)	16.8
Total revenues from contracts with customers	1,336.5	190.0	48.0	1,574.5	20.9	1.3	(9.1)	1,587.6
Other operating revenues	2.8	8.0	0.9	11.7	98.5	—	(89.8)	20.4
Total operating revenues	$1,339.3	$198.0	$48.9	$1,586.2	$119.4	$1.3	$(98.9)	$1,608.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2018
Electric	$1,218.3	$—	$—	$1,218.3	$—	$—	$—	$1,218.3
Natural gas	167.4	193.2	45.9	406.5	10.0	—	(12.7)	403.8
Total regulated revenues	1,385.7	193.2	45.9	1,624.8	10.0	—	(12.7)	1,622.1
Other non-utility revenues	—	0.1	4.0	4.1	7.9	2.3	(0.7)	13.6
Total revenues from contracts with customers	1,385.7	193.3	49.9	1,628.9	17.9	2.3	(13.4)	1,635.7
Other operating revenues	3.0	4.6	0.3	7.9	97.3	0.1	(97.3)	8.0
Total operating revenues	$1,388.7	$197.9	$50.2	$1,636.8	$115.2	$2.4	$(110.7)	$1,643.7

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2019
Electric	$3,269.1	$—	$—	$3,269.1	$—	$—	$—	$3,269.1
Natural gas	943.3	967.4	293.0	2,203.7	35.1	—	(32.2)	2,206.6
Total regulated revenues	4,212.4	967.4	293.0	5,472.8	35.1	—	(32.2)	5,475.7
Other non-utility revenues	—	0.1	12.5	12.6	40.6	3.6	(4.5)	52.3
Total revenues from contracts with customers	4,212.4	967.5	305.5	5,485.4	75.7	3.6	(36.7)	5,528.0
Other operating revenues	13.6	9.9	(2.6)	20.9	294.8	0.3	(268.4)	47.6
Total operating revenues	$4,226.0	$977.4	$302.9	$5,506.3	$370.5	$3.9	$(305.1)	$5,575.6

09/30/2019 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2018
Electric	$3,370.2	$—	$—	$3,370.2	$—	$—	$—	$3,370.2
Natural gas	921.8	974.6	287.5	2,183.9	34.9	—	(27.9)	2,190.9
Total regulated revenues	4,292.0	974.6	287.5	5,554.1	34.9	—	(27.9)	5,561.1
Other non-utility revenues	—	0.2	11.8	12.0	24.3	6.4	(4.5)	38.2
Total revenues from contracts with customers	4,292.0	974.8	299.3	5,566.1	59.2	6.4	(32.4)	5,599.3
Other operating revenues	11.3	(1.6)	(6.8)	2.9	291.1	0.5	(291.1)	3.4
Total operating revenues	$4,303.3	$973.2	$292.5	$5,569.0	$350.3	$6.9	$(323.5)	$5,602.7

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Residential	$454.7	$465.3	$1,218.1	$1,243.3
Small commercial and industrial	385.6	388.2	1,050.8	1,072.2
Large commercial and industrial	237.9	249.7	668.0	695.2
Other	6.9	7.5	22.0	22.4
Total retail revenues	1,085.1	1,110.7	2,958.9	3,033.1
Wholesale	53.1	62.0	145.4	175.3
Resale	29.5	40.7	119.7	139.6
Steam	2.4	2.7	16.8	16.9
Other utility revenues	15.3	2.2	28.3	5.3
Total electric utility operating revenues	$1,185.4	$1,218.3	$3,269.1	$3,370.2

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2019
Residential	$69.3	$117.6	$22.5	$209.4
Commercial and industrial	30.0	29.3	11.5	70.8
Total retail revenues	99.3	146.9	34.0	280.2
Transport	14.4	44.3	5.6	64.3
Other utility revenues *	37.4	(1.2)	4.2	40.4
Total natural gas utility operating revenues	$151.1	$190.0	$43.8	$384.9

09/30/2019 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2018
Residential	$71.9	$112.7	$20.1	$204.7
Commercial and industrial	35.0	29.4	12.6	77.0
Total retail revenues	106.9	142.1	32.7	281.7
Transport	13.9	43.3	4.9	62.1
Other utility revenues *	46.6	7.8	8.3	62.7
Total natural gas utility operating revenues	$167.4	$193.2	$45.9	$406.5

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2019
Residential	$579.4	$625.7	$187.0	$1,392.1
Commercial and industrial	285.5	190.6	104.0	580.1
Total retail revenues	864.9	816.3	291.0	1,972.2
Transport	52.5	178.3	23.0	253.8
Other utility revenues *	25.9	(27.2)	(21.0)	(22.3)
Total natural gas utility operating revenues	$943.3	$967.4	$293.0	$2,203.7

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2018
Residential	$556.7	$609.0	$181.2	$1,346.9
Commercial and industrial	286.4	186.1	96.0	568.5
Total retail revenues	843.1	795.1	277.2	1,915.4
Transport	51.3	175.6	21.6	248.5
Other utility revenues *	27.4	3.9	(11.3)	20.0
Total natural gas utility operating revenues	$921.8	$974.6	$287.5	$2,183.9

*	Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WG, and WPS, and provides service to several unaffiliated customers. All amounts associated with services from affiliates have been eliminated at the consolidated level.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
We Power revenues (1)	$6.4	$6.4	$19.1	$19.0
Appliance service revenues	4.2	4.0	12.5	11.8
Distributed renewable solar project revenues	1.3	2.3	3.6	6.4
Wind generation revenues (2)	4.9	0.8	17.0	0.8
Other	—	0.1	0.1	0.2
Total other non-utility operating revenues	$16.8	$13.6	$52.3	$38.2

(1)
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

09/30/2019 Form 10-Q	13	WEC Energy Group, Inc.

revenues over the life of the related lease term that We Power has with WE. During the three and nine months ended September 30, 2019, we recorded $6.4 million and $19.1 million of revenue, respectively, related to amortization of these deferred carrying costs. During the three and nine months ended September 30, 2018, we recorded $6.4 million and $19.0 million of revenue, respectively, related to amortization of these deferred carrying costs.

(2)
In 2019, we continued to invest in wind generation facilities and recognize revenues from these wind generation facilities as energy is produced and delivered to the customer within the production month.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Alternative revenues *	$1.4	$(1.9)	$(17.2)	$(32.2)
Late payment charges	9.7	9.4	34.9	31.9
Other	9.3	0.5	29.9	3.7
Total other operating revenues	$20.4	$8.0	$47.6	$3.4

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms and wholesale true-ups.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2019 and December 31, 2018. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2018 Annual Report on Form 10-K.

(in millions)	September 30, 2019	December 31, 2018
Regulatory assets
Pension and OPEB costs	$1,126.5	$1,193.5
Plant retirements *	1,032.1	832.3
Environmental remediation costs	719.6	687.1
Income tax related items	451.0	369.1
SSR	320.1	316.7
Asset retirement obligations	222.5	185.4
Uncollectible expense	39.7	38.7
We Power generation	29.9	43.0
Electric transmission costs	16.6	58.1
Energy efficiency programs	5.1	14.0
Other, net	73.1	117.9
Total regulatory assets	$4,036.2	$3,855.8

Balance sheet presentation
Other current assets	$36.3	$50.7
Regulatory assets	3,999.9	3,805.1
Total regulatory assets	$4,036.2	$3,855.8

*	On March 31, 2019, the PIPP generating units were retired by WE. See Note 6, Property, Plant, and Equipment, for more information on the retirement of the PIPP units.

09/30/2019 Form 10-Q	14	WEC Energy Group, Inc.

(in millions)	September 30, 2019	December 31, 2018
Regulatory liabilities
Income tax related items	$2,358.6	$2,406.6
Removal costs	1,313.3	1,329.6
Pension and OPEB benefits	227.1	238.3
Mines deferral	132.1	120.8
Decoupling	46.9	30.5
Energy costs refundable through rate adjustments	45.2	39.6
Energy efficiency programs	33.4	31.7
Uncollectible expense	32.3	30.5
Earnings sharing mechanisms	28.5	30.0
Derivatives	18.6	16.4
Other, net	12.2	14.4
Total regulatory liabilities	$4,248.2	$4,288.4

Balance sheet presentation
Other current liabilities	$49.4	$36.8
Regulatory liabilities	4,198.8	4,251.6
Total regulatory liabilities	$4,248.2	$4,288.4

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The carrying value of the PIPP was $164.6 million at September 30, 2019. This amount included the net book value of $176.3 million, which was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. In addition, an $11.7 million cost of removal reserve related to the PIPP remained classified as a regulatory liability at September 30, 2019. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. WE and UMERC continue to amortize the regulatory assets on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired. Amortization is included in depreciation and amortization in the income statement. WE has FERC approval to continue to collect the carrying value of the PIPP using the approved composite depreciation rates, in addition to a return on the remaining carrying value. However, this approval is subject to refund pending the outcome of settlement proceedings.

Pleasant Prairie Power Plant

WE has FERC approval to continue to collect the carrying value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining carrying value. Collection of the return on and of the carrying value is no longer subject to refund as the FERC completed its prudency review and concluded that the retirement of this plant was prudent.

2019 Rate Application

WE will address the accounting and regulatory treatment related to the retirement of the Pleasant Prairie power plant and the PIPP with the PSCW in conjunction with its 2019 rate case. WPS will address the accounting and regulatory treatment related to the retirement of Pulliam units 7 and 8 and the Edgewater 4 generating unit with the PSCW in conjunction with its 2019 rate case. See Note 23, Regulatory Environment, for more information.

09/30/2019 Form 10-Q	15	WEC Energy Group, Inc.

Severance Liability for Plant Retirements

We have evaluated future plans for our older and less efficient fossil fuel generating units and have retired several plants within the Wisconsin segment. A severance liability was recorded in other current liabilities on our balance sheets related to these plant retirements.

(in millions)
Severance liability at December 31, 2018	$15.7
Severance payments	(7.2)
Other	(3.1)
Total severance liability at September 30, 2019	$5.4

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the first quarter of 2019, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	476,418
Restricted shares (2)	97,343
Performance units	148,036

(1)	Stock options awarded had a weighted-average exercise price of $68.18 and a weighted-average grant date fair value of $8.60 per option.

(2)	Restricted shares awarded had a weighted-average grant date fair value of $68.18 per share.

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

Common Stock Dividends

On October 17, 2019, our Board of Directors declared a quarterly cash dividend of $0.59 per share, payable on December 1, 2019, to shareholders of record on November 14, 2019.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2019	December 31, 2018
Commercial paper
Amount outstanding	$686.4	$1,440.1
Weighted-average interest rate on amounts outstanding	2.23%	2.92%

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2019 was $1,190.7 million with a weighted-average interest rate during the period of 2.67%.

09/30/2019 Form 10-Q	16	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these facilities:

(in millions)	Maturity	September 30, 2019
WEC Energy Group	October 2022	$1,200.0
WE	October 2022	500.0
WPS	October 2022	400.0
WG	October 2022	350.0
PGL	October 2022	350.0
Total short-term credit capacity		$2,800.0
Less:
Letters of credit issued inside credit facilities		$2.5
Commercial paper outstanding		686.4
Available capacity under existing credit facility		$2,111.1

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In March 2019, we issued $350.0 million of 3.10% Senior Notes due March 8, 2022. We used the net proceeds to repay short-term debt and for working capital and other general corporate purposes.

Wisconsin Public Service Corporation

In August 2019, WPS issued $300.0 million of 3.30% Senior Notes due September 1, 2049, and used the net proceeds to repay short-term debt and for working capital and other corporate purposes.

Upper Michigan Energy Resources Corporation

In August 2019, UMERC issued $160.0 million of 3.26% Senior Notes due August 28, 2029, and used the net proceeds to redeem its long-term debt to WEC Energy Group and for working capital and general corporate purposes.

ATC Holding LLC

In September 2019, ATC Holding issued $235.0 million of 3.75% Senior Notes due September 16, 2029, and used the net proceeds to balance its capital structure.

The Peoples Gas Light and Coke Company

In September 2019, PGL issued $275.0 million of 2.96% Bonds, Series GGG due September 1, 2029. PGL used the net proceeds to repay PGL's $75.0 million of 4.63% Bonds, Series UU which matured in September 2019, and for general corporate purposes, including capital expenditures and the repayment of short-term debt.

In November 2019, PGL issued $75.0 million of 2.64% Bonds, Series HHH due November 1, 2024 and $50.0 million of 3.06% Bonds, Series III due November 1, 2031. PGL used the net proceeds for general corporate purposes, including capital expenditures and the repayment of short-term debt.

Wisconsin Gas LLC

In October 2019, WG issued $150.0 million of 2.38% Debentures due November 1, 2024, and used the net proceeds to repay short-term debt and for working capital and other corporate purposes.

09/30/2019 Form 10-Q	17	WEC Energy Group, Inc.

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

Right of use assets and related lease liabilities related to our operating leases that were recorded upon adoption of Topic 842 were $49.0 million and $48.8 million, respectively. Regarding our power purchase agreement that meets the criteria of a finance lease, while the adoption of Topic 842 changed the classification of expense related to this lease on a prospective basis, it had no impact on the total amount of lease expense recorded, and did not impact the lease asset and related liability amounts recorded on our balance sheets.

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

09/30/2019 Form 10-Q	18	WEC Energy Group, Inc.

Obligations Under Finance Leases

Power Purchase Commitment

In 1997, we entered into a 25-year power purchase contract with an unaffiliated independent power producer. The contract, for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, includes zero minimum energy requirements. When the contract expires in 2022, we may, at our option and with proper notice, renew for another ten years, purchase the generating facility at fair market value, or allow the contract to expire. At lease inception we recorded this leased facility and corresponding obligation on our balance sheets at the estimated fair value of the plant's electric generating facilities. Minimum lease payments are a function of the 236 MWs of firm capacity we receive from the plant and the fixed monthly capacity rate published in the lease.

Prior to our adoption of Topic 842 on January 1, 2019, we accounted for this finance lease under Topic 980-840, Regulated Operations – Leases, as follows:

•	We recorded our minimum lease payments as purchased power expense in cost of sales on our income statements.

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

In conjunction with our adoption of Topic 842, while the timing of expense recognition related to this finance lease did not change, classification of the lease expense changed as follows:

•
Effective January 1, 2019, the minimum lease payments under the power purchase contract were no longer classified within cost of sales in our income statements, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 980-842, Regulated Operations – Leases.

•
In accordance with Topic 980-842, the timing of lease expense did not change for this finance lease upon adoption of Topic 842, and still resembled the expense recognition pattern of an operating lease, as the amortization of the right of use assets was modified from what would typically be recorded for a finance lease under Topic 842.

•
We continue to record the difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under the finance lease accounting rules as a deferred regulatory asset on our balance sheets.

Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to $78.5 million in 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the finance lease was $19.7 million at September 30, 2019, and will decrease to zero over the remaining life of the contract.

Two Creeks Solar Project

Related to its investment in Two Creeks, WPS, along with an unaffiliated utility, entered into several land leases in Manitowoc County, Wisconsin that commenced in the third quarter of 2019. The leases with unaffiliated parties are for a total of approximately 600 acres of land. Each lease has an initial term of 30 years with two optional 10-year extensions. We expect the two optional extensions to be exercised, and, as a result, the land leases will be amortized over the 50-year extended term of the leases. The lease payments are expected to be recovered through rates.

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Two Creeks was $7.7 million as of September 30, 2019, and will decrease to zero over the remaining lives of the leases.

Badger Hollow Solar Farm I

Related to its investment in Badger Hollow I, WPS, along with an unaffiliated utility, entered into several land leases in Iowa County, Wisconsin that commenced in the third quarter of 2019. The leases are for a total of approximately 1,500 acres of land. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases will be amortized over the extended term of the leases. The lease payments are expected to be recovered through rates.

09/30/2019 Form 10-Q	19	WEC Energy Group, Inc.

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Badger Hollow I was $21.0 million as of September 30, 2019, and will decrease to zero over the remaining lives of the leases.

Amounts Recognized in the Financial Statements

The components of lease expense and supplemental cash flow information related to our leases for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Finance/capital lease expense (1)	$2.1	$2.0	$6.2	$5.8
Operating lease expense (2)	1.3	1.4	4.1	4.2
Short-term lease expense (2)	0.1	0.1	0.2	0.8
Total lease expense	$3.5	$3.5	$10.5	$10.8

Other information

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance/capital leases (3)			$2.6	$5.8
Operating cash flows for operating leases			$4.9	$4.9
Financing cash flows for finance leases (3)			$3.6	$—

Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities			$28.7
Right of use assets obtained in exchange for operating lease liabilities			$49.0

Weighted-average remaining lease term – finance leases			31.5 years
Weighted-average remaining lease term – operating leases			13.0 years

Weighted average discount rate – finance leases (4)			6.8%
Weighted average discount rate – operating leases (4)			4.4%

(1)
For the three and nine months ended September 30, 2019, finance lease expense included amortization of right of use assets in the amount of $1.3 million and $3.6 million (included in depreciation and amortization expense), respectively, and interest on lease liabilities of $0.8 million and $2.6 million (included in interest expense), respectively. For each of the three and nine months ended September 30, 2018, total capital lease cost related to the long-term power purchase agreement was included in cost of sales.

(2)	Operating and short-term lease expense were included as a component of operation and maintenance for the three and nine months ended September 30, 2019 and 2018.

(3)	Prior to our adoption of Topic 842 on January 1, 2019, all cash flows related to the finance lease were recorded as a component of operating cash flows.

(4)
Because our operating leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments for our operating leases. For our power purchase agreement that meets the definition of a finance lease, the rate implicit in the lease was readily determinable. For our solar land leases that are finance leases, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2019 Form 10-Q	20	WEC Energy Group, Inc.

The following table summarizes our finance lease right of use assets, which were included in property, plant and equipment on our balance sheets:

(in millions)	September 30, 2019	December 31, 2018
Long-term power purchase commitment
Under finance/capital lease	$140.3	$140.3
Accumulated amortization	(125.2)	(120.9)
Total long-term power purchase commitment	$15.1	$19.4

Two Creeks land leases
Under finance leases	$7.7	$—
Accumulated amortization	—	—
Total Two Creeks land leases	$7.7	$—

Badger Hollow I land leases
Under finance leases	$21.0	$—
Accumulated amortization	—	—
Total Badger Hollow I land leases	$21.0	$—

Total finance lease right of use assets/capital lease asset	$43.8	$19.4

Right of use assets related to operating leases were $43.8 million at September 30, 2019, and were included in other long-term assets on our balance sheets.

Future minimum lease payments under our operating leases and our finance leases, and the present value of our net minimum lease payments as of September 30, 2019, were as follows:

(in millions)	Total Operating Leases	Power Purchase Commitment	Two Creeks	Badger Hollow I	Total Finance Leases
Three months ending December 31, 2019	$1.1	$2.0	$0.1	$0.1	$2.2
2020	6.9	8.8	0.2	0.4	9.4
2021	4.9	9.4	0.2	0.7	10.3
2022	4.9	4.2	0.2	0.7	5.1
2023	5.0	—	0.2	0.7	0.9
2024	4.8	—	0.2	0.8	1.0
Thereafter	30.5	—	22.8	57.7	80.5
Total minimum lease payments	58.1	24.4	23.9	61.1	109.4
Less: Interest	(14.9)	(4.7)	(16.2)	(40.1)	(61.0)
Present value of minimum lease payments	43.2	19.7	7.7	21.0	48.4
Less: Short-term lease liabilities	(4.4)	(5.9)	—	—	(5.9)
Long-term lease liabilities	$38.8	$13.8	$7.7	$21.0	$42.5

Short-term and long-term lease liabilities related to operating leases were included in other current liabilities and other long-term liabilities on the balance sheets, respectively.

At December 31, 2018, short-term and long-term liabilities under our capital lease were $4.9 million and $18.4 million, respectively. Short-term and long-term lease liabilities related to our finance/capital leases were included in current portion of long-term debt and long-term debt on the balance sheets, respectively.

Significant Judgments and Other Information

We are currently party to several easement agreements that allow us access to land we do not own for the purpose of constructing and maintaining certain electric power and natural gas equipment. The majority of payments we make related to easements relate to our wind generating facilities. We have not classified our easements as leases because we view the entire parcel of land specified in our easement agreements to be the identified asset, not just that portion of the parcel that contains our easement. As such, we have

09/30/2019 Form 10-Q	21	WEC Energy Group, Inc.

concluded that we do not control the use of an identified asset related to our easement agreements, nor do we obtain substantially all of the economic benefits associated with these shared-use assets.

As of November 7, 2019, we have not entered into any material leases that have not yet commenced.

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2019	December 31, 2018
Natural gas in storage	$266.4	$232.9
Materials and supplies	236.7	226.6
Fossil fuel	90.2	88.7
Total	$593.3	$548.2

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded on the balance sheet as a temporary LIFO liquidation. At September 30, 2019, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

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

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$51.5	21.0%	$52.6	21.0%
State income taxes net of federal tax benefit	20.3	8.2%	16.0	6.4%
Tax repairs	(30.7)	(12.5)%	(35.8)	(14.3)%
Federal excess deferred tax amortization	(12.0)	(4.9)%	(3.2)	(1.3)%
Wind production tax credits	(6.8)	(2.8)%	(4.5)	(1.8)%
Excess tax benefits – stock options	(3.9)	(1.6)%	(0.9)	(0.4)%
Other	(7.1)	(2.8)%	(7.2)	(2.8)%
Total income tax expense	$11.3	4.6%	$17.0	6.8%

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$206.1	21.0%	$212.3	21.0%
State income taxes net of federal tax benefit	66.8	6.8%	63.6	6.3%
Tax repairs	(90.7)	(9.2)%	(83.9)	(8.3)%
Federal excess deferred tax amortization	(32.7)	(3.3)%	(17.2)	(1.7)%
Wind production tax credits	(26.4)	(2.7)%	(10.4)	(1.0)%
Excess tax benefits – stock options	(15.5)	(1.6)%	(2.9)	(0.3)%
Other	(16.1)	(1.7)%	(5.1)	(0.5)%
Total income tax expense	$91.5	9.3%	$156.4	15.5%

The effective tax rates of 4.6% and 9.3% for the three and nine months ended September 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, the impact of the Tax Legislation, and wind production tax credits generated from acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment, partially offset by state income taxes.

09/30/2019 Form 10-Q	22	WEC Energy Group, Inc.

The effective tax rates of 6.8% and 15.5% for the three and nine months ended September 30, 2018, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement and the impact of the Tax Legislation, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 23, Regulatory Environment, for more information.

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

09/30/2019 Form 10-Q	23	WEC Energy Group, Inc.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$5.2	$3.7	$—	$8.9
FTRs	—	—	6.2	6.2
Coal contracts	—	0.6	—	0.6
Total derivative assets	$5.2	$4.3	$6.2	$15.7

Investments held in rabbi trust	$78.2	$—	$—	$78.2

Derivative liabilities
Natural gas contracts	$23.4	$1.1	$—	$24.5
Coal contracts	—	0.2	—	0.2
Interest rate swaps	—	6.9	—	6.9
Total derivative liabilities	$23.4	$8.2	$—	$31.6

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.3	$1.8	$—	$8.1
FTRs	—	—	7.4	7.4
Coal contracts	—	0.4	—	0.4
Total derivative assets	$6.3	$2.2	$7.4	$15.9

Investments held in rabbi trust	$65.0	$—	$—	$65.0

Derivative liabilities
Natural gas contracts	$4.7	$0.8	$—	$5.5
Coal contracts	—	0.1	—	0.1
Interest rate swaps	—	2.3	—	2.3
Total derivative liabilities	$4.7	$3.2	$—	$7.9

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended September 30, 2019 and 2018, the net unrealized gains included in earnings related to the investments held at the end of the period were $0.7 million and $7.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the net unrealized gains included in earnings related to the investments held at the end of the period were $12.1 million and $7.5 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Balance at the beginning of the period	$10.4	$16.7	$7.4	$4.4
Purchases	—	—	12.8	18.4
Settlements	(4.2)	(5.2)	(14.0)	(11.3)
Balance at the end of the period	$6.2	$11.5	$6.2	$11.5

09/30/2019 Form 10-Q	24	WEC Energy Group, Inc.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$29.2	$30.4	$28.3
Long-term debt, including current portion *	11,541.5	12,751.7	10,335.7	10,554.9

*	The carrying amount of long-term debt excludes finance and capital lease obligations of $48.4 million and $23.3 million at September 30, 2019 and December 31, 2018, respectively.

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

None of our derivatives are designated as hedging instruments, with the exception of our interest rate swaps, which have been designated as cash flow hedges. The following table shows our derivative assets and derivative liabilities:

	September 30, 2019		December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$8.9	$22.3	$7.7	$5.3
FTRs	6.2	—	7.4	—
Coal contracts	0.3	0.1	0.2	0.1
Interest rate swaps	—	2.5	—	0.4
Total other current *	15.4	24.9	15.3	5.8

Other long-term
Natural gas contracts	—	2.2	0.4	0.2
Coal contracts	0.3	0.1	0.2	—
Interest rate swaps	—	4.4	—	1.9
Total other long-term *	0.3	6.7	0.6	2.1
Total	$15.7	$31.6	$15.9	$7.9

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

09/30/2019 Form 10-Q	25	WEC Energy Group, Inc.

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	37.8 Dth	$(13.2)	36.7 Dth	$0.4
Petroleum products contracts	— gallons	—	1.3 gallons	0.5
FTRs	7.8 MWh	7.6	7.9 MWh	7.1
Total		$(5.6)		$8.0

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	137.7 Dth	$(16.8)	124.7 Dth	$(7.1)
Petroleum products contracts	— gallons	—	5.1 gallons	1.3
FTRs	23.9 MWh	12.9	22.9 MWh	14.7
Total		$(3.9)		$8.9

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2019 and December 31, 2018, we had posted cash collateral of $28.3 million and $2.7 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets. At December 31, 2018, we had also received cash collateral of $0.2 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities. We had not received any cash collateral at September 30, 2019.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2019			December 31, 2018
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$15.7	$31.6		$15.9		$7.9
Gross amount not offset on the balance sheet	(5.7)	(23.9)	(1)	(4.0)	(2)	(4.9)	(3)
Net amount	$10.0	$7.7		$11.9		$3.0

(1)	Includes cash collateral posted of $18.2 million.

(2)	Includes cash collateral received of $0.2 million.

(3)	Includes cash collateral posted of $1.1 million.

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

As of September 30, 2019, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes through November 15, 2021. As these swaps qualified for cash flow hedge accounting treatment, the related gains and losses are being deferred in accumulated other comprehensive loss and are being amortized to interest expense as interest is accrued on the 2007 Junior Notes.

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

09/30/2019 Form 10-Q	26	WEC Energy Group, Inc.

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive loss and in earnings, along with our total interest expense on the income statements:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Derivative (losses) gains recognized in other comprehensive loss	$(0.5)	$0.4	$(5.3)	$0.4
Net derivative gains reclassified from accumulated other comprehensive loss to interest expense	0.2	0.2	1.0	1.3
Total interest expense line item on the income statements	125.8	112.0	374.3	327.2

We estimate that during the next twelve months $0.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at September 30, 2019	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting commodity transactions of subsidiaries (1)	$6.7	$6.7	$—	$—
Standby letters of credit (2)	103.1	1.0	0.5	101.6
Surety bonds (3)	9.9	9.9	—	—
Other guarantees (4)	12.2	—	0.9	11.3
Total guarantees	$131.9	$17.6	$1.4	$112.9

(1)	Includes $2.7 million and $4.0 million to support the business operations of Bluewater and UMERC, respectively.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)	Consists of $12.2 million related to other indemnifications, for which a liability of $11.3 million related to workers compensation coverage was recorded on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic pension and OPEB costs for our benefit plans.

	Pension Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Service cost	$11.6	$11.9	$34.7	$35.7
Interest cost	30.3	28.5	91.1	85.5
Expected return on plan assets	(48.3)	(49.2)	(145.2)	(147.6)
Loss on plan settlement	7.8	0.4	9.6	1.1
Amortization of prior service cost	0.5	0.7	1.6	2.0
Amortization of net actuarial loss	18.9	23.6	56.6	70.6
Net periodic benefit cost	$20.8	$15.9	$48.4	$47.3

09/30/2019 Form 10-Q	27	WEC Energy Group, Inc.

	OPEB Costs
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Service cost	$4.1	$5.9	$12.3	$17.7
Interest cost	6.5	7.5	19.3	22.4
Expected return on plan assets	(13.7)	(14.9)	(41.0)	(44.6)
Amortization of prior service credit	(3.9)	(3.8)	(11.6)	(11.5)
Amortization of net actuarial (gain) loss	(2.0)	0.3	(4.7)	0.8
Net periodic benefit credit	$(9.0)	$(5.0)	$(25.7)	$(15.2)

During the nine months ended September 30, 2019, we made contributions and payments of $9.6 million related to our pension plans and $2.5 million related to our OPEB plans. We expect to make contributions and payments of $52.2 million related to our pension plans and $4.1 million related to our OPEB plans during the remainder of 2019, dependent upon various factors affecting us, including our liquidity position and the effects of the Tax Legislation.

NOTE 17—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at September 30, 2019. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2019.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance *	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

*	We had no accumulated impairment losses related to our goodwill as of September 30, 2019.

In the third quarter of 2019, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2019. No impairments resulted from these tests.

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

	Three Months Ended September 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,656.6	$39.9	$1,696.5
Add: Earnings from equity method investment	38.3	0.4	38.7
Add: Capital contributions	15.1	0.3	15.4
Less: Distributions	30.3	—	30.3
Add: Other	0.1	—	0.1
Balance at end of period	$1,679.8	$40.6	$1,720.4

	Three Months Ended September 30, 2018
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,558.4	$38.2	$1,596.6
Add: Earnings (loss) from equity method investment	34.6	(0.9)	33.7
Add: Capital contributions	9.1	2.2	11.3
Less: Distributions	27.8	—	27.8
Less: Other	0.1	—	0.1
Balance at end of period	$1,574.2	$39.5	$1,613.7

09/30/2019 Form 10-Q	28	WEC Energy Group, Inc.

	Nine Months Ended September 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,625.3	$40.0	$1,665.3
Add: Earnings (loss) from equity method investment	112.2	(0.5)	111.7
Add: Capital contributions	36.2	1.1	37.3
Less: Distributions	93.9	—	93.9
Balance at end of period	$1,679.8	$40.6	$1,720.4

	Nine Months Ended September 30, 2018
(in millions)	ATC		ATC Holdco	Total
Balance at beginning of period	$1,515.8	(1)	$37.6	$1,553.4
Add: Earnings (loss) from equity method investment	97.8		(2.6)	95.2
Add: Capital contributions	39.2		4.5	43.7
Less: Distributions	78.5	(2)	—	78.5
Less: Other	0.1		—	0.1
Balance at end of period	$1,574.2		$39.5	$1,613.7

(1)	Distributions of $39.9 million, received in the first quarter of 2018, were approved and recorded as a receivable from ATC in other current assets at December 31, 2017.

(2)	Distributions of $27.7 million, received in the fourth quarter of 2018, were approved and recorded as a receivable from ATC in accounts receivable at September 30, 2018.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Charges to ATC for services and construction	$9.2	$5.0	$16.5	$13.7
Charges from ATC for network transmission services	86.9	84.4	261.0	253.5
Refund from ATC related to a FERC audit	—	—	—	22.0

Our balance sheets included the following receivables and payables for services received from or provided to ATC:

(in millions)	September 30, 2019		December 31, 2018
Accounts receivable for services provided to ATC	$3.3		$3.4
Accounts payable for services received from ATC	29.0		28.2
Amounts due from ATC for transmission infrastructure upgrades	2.8	(1)	29.4	(2)

(1)
In connection with WPS's construction of its two new solar projects, Badger Hollow I and Two Creeks, WPS was required to initially fund the construction of the transmission infrastructure upgrades needed for the new generation. ATC owns these transmission assets and will reimburse WPS for these costs after the new generation has been placed in service.

(2)
In connection with UMERC's construction of the new natural gas-fired generation in the Upper Peninsula of Michigan, UMERC was required to initially fund the construction of the transmission infrastructure upgrades owned by ATC that were needed for the new generation. In the second quarter of 2019, ATC fully reimbursed UMERC for these costs.

09/30/2019 Form 10-Q	29	WEC Energy Group, Inc.

Summarized financial data for ATC is included in the following tables:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2019	2018	2019	2018
Income statement data
Operating revenues	$184.9	$170.4	$544.8	$501.3
Operating expenses	94.7	87.9	278.7	264.3
Other expense, net	28.7	27.4	86.1	80.4
Net income	$61.5	$55.1	$180.0	$156.6

(in millions)	September 30, 2019	December 31, 2018
Balance sheet data
Current assets	$84.9	$87.2
Noncurrent assets	5,178.8	4,928.8
Total assets	$5,263.7	$5,016.0

Current liabilities	$493.3	$640.0
Long-term debt	2,312.6	2,014.0
Other noncurrent liabilities	299.4	295.3
Shareholders' equity	2,158.4	2,066.7
Total liabilities and shareholders' equity	$5,263.7	$5,016.0

NOTE 19—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2019, we reported six segments, which are described below.

•	The Wisconsin segment includes the electric and natural gas utility operations of WE, WG, WPS, and UMERC.

•	The Illinois segment includes the natural gas utility and non-utility operations of PGL and NSG.

•	The other states segment includes the natural gas utility and non-utility operations of MERC and MGU.

•
The electric transmission segment includes our approximate 60% ownership interest in ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects, and our approximate 75% ownership interest in ATC Holdco, which was formed to invest in transmission-related projects outside of ATC's traditional footprint.

•	The non-utility energy infrastructure segment includes:

◦	We Power, which owns and leases generating facilities to WE,

◦	Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities,

◦	Our 90% ownership interest in Bishop Hill III, a wind generating facility located in Henry County, Illinois,

◦	Our 80% ownership interest in Coyote Ridge, a wind generating facility under construction in Brookings County, South Dakota, and

◦	Our 80% ownership interest in Upstream, a wind generating facility located in Antelope County, Nebraska.

See Note 2, Acquisitions, for more information on Bishop Hill III, Coyote Ridge, and Upstream.

•
The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, WEC Business Services LLC, and PDL.

09/30/2019 Form 10-Q	30	WEC Energy Group, Inc.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2019 and 2018:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2019
External revenues	$1,339.3	$198.0	$48.9	$1,586.2	$—	$20.5	$1.3	$—	$1,608.0
Intersegment revenues	—	—	—	—	—	98.9	—	(98.9)	—
Other operation and maintenance	400.2	101.8	22.0	524.0	—	3.9	1.3	—	529.2
Depreciation and amortization	155.6	45.7	6.8	208.1	—	23.3	6.0	(3.6)	233.8
Operating income (loss)	290.8	24.8	(2.2)	313.4	—	90.3	(6.0)	(86.8)	310.9
Equity in earnings of transmission affiliates	—	—	—	—	38.7	—	—	—	38.7
Interest expense	142.9	14.7	2.3	159.9	3.0	15.5	35.9	(88.5)	125.8

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2018
External revenues	$1,388.7	$197.9	$50.2	$1,636.8	$—	$4.5	$2.4	$—	$1,643.7
Intersegment revenues	—	—	—	—	—	110.7	—	(110.7)	—
Other operation and maintenance	525.0	104.5	23.0	652.5	—	3.0	(4.4)	(98.0)	553.1
Depreciation and amortization	137.2	43.0	6.4	186.6	—	19.1	7.1	—	212.8
Operating income (loss)	201.4	15.5	(5.4)	211.5	—	91.6	(0.4)	—	302.7
Equity in earnings of transmission affiliates	—	—	—	—	33.7	—	—	—	33.7
Interest expense	49.6	12.8	2.1	64.5	—	15.9	32.9	(1.3)	112.0

09/30/2019 Form 10-Q	31	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2019
External revenues	$4,226.0	$977.4	$302.9	$5,506.3	$—	$65.4	$3.9	$—	$5,575.6
Intersegment revenues	—	—	—	—	—	305.1	—	(305.1)	—
Other operation and maintenance	1,156.8	337.0	73.0	1,566.8	—	14.5	2.1	—	1,583.4
Depreciation and amortization	459.5	135.2	20.0	614.7	—	68.8	18.4	(11.8)	690.1
Operating income (loss)	922.8	205.3	43.9	1,172.0	—	274.3	(17.0)	(261.0)	1,168.3
Equity in earnings of transmission affiliates	—	—	—	—	111.7	—	—	—	111.7
Interest expense	429.0	43.4	6.5	478.9	8.3	46.7	107.5	(267.1)	374.3

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2018
External revenues	$4,303.3	$973.2	$292.5	$5,569.0	$—	$26.8	$6.9	$—	$5,602.7
Intersegment revenues	—	—	—	—	—	323.5	—	(323.5)	—
Other operation and maintenance	1,495.9	320.8	74.5	1,891.2	—	9.2	(2.5)	(295.2)	1,602.7
Depreciation and amortization	406.9	125.7	17.5	550.1	—	55.7	22.3	—	628.1
Operating income (loss)	670.2	204.8	38.9	913.9	—	277.0	(12.3)	—	1,178.6
Equity in earnings of transmission affiliates	—	—	—	—	95.2	—	—	—	95.2
Interest expense	147.5	37.4	6.3	191.2	—	48.0	91.2	(3.2)	327.2

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At September 30, 2019 and December 31, 2018, our equity investment in ATC was $1,679.8 million and $1,625.3 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

09/30/2019 Form 10-Q	32	WEC Energy Group, Inc.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At September 30, 2019 and December 31, 2018, our equity investment in ATC Holdco was $40.6 million and $40.0 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

We have $24.4 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

Our minimum future commitments related to these purchase obligations as of September 30, 2019, including those of our subsidiaries, were approximately $12 billion.

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

09/30/2019 Form 10-Q	33	WEC Energy Group, Inc.

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations on May 1, 2018. The following counties within our service territories were designated as partial nonattainment: Door, Kenosha, Manitowoc, Northern Milwaukee/Ozaukee, and Sheboygan shorelines. The state of Wisconsin is currently developing the state implementation plan as required by the rule. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE would need to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated. The WDNR is working with state utilities and has begun the process of developing the implementation plan.

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

09/30/2019 Form 10-Q	34	WEC Energy Group, Inc.

We have received BTA determinations for OC 5 through OC 8, Weston Units 2, 3, and 4, and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, final determinations will not be made until the discharge permit is renewed for this facility. Until that time, we cannot determine what, if any, intake structure or operational modifications will be required to meet the new BTA requirements for this facility.

We also provided information to the WDNR and the EGLE (previously Michigan Department of Environmental Quality) about generating unit retirements. Following discussions with the EGLE, in January 2019, we submitted a signed certification stating that the PIPP would be retired no later than June 1, 2019. The PIPP was retired on March 31, 2019 and was not required to be in compliance with the new BTA requirements.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant costs to comply with this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. As a result of past capital investments at WE and WPS, we believe our fleet is well positioned to meet the existing ELG regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be modifications to the BATW systems at Weston Unit 3 and OC 7 and OC 8. Also, one wastewater treatment system modification may be required for the wet FGD discharges from the six units that make up the OCPP and ERGS. Based on preliminary engineering, we estimate that compliance with the current rule will cost $70 million.

The ELG requirements for BATW and wet FGD systems are currently being reevaluated by the EPA. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW and wet FGD wastewater requirements while it reconsiders the ELG rule. The Postponement Rule left unchanged the latest ELG rule compliance date of December 31, 2023. On November 4, 2019, the EPA Administrator signed the proposed ELG Reconsideration Rule to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. The EPA also proposed a provision that exempts facility owners from the new BATW and wet FGD requirements if a generating unit is retired by December 31, 2028. We expect the rule to be finalized in late 2020. In the meantime, we are currently evaluating what impact, if any, the proposed rule will have on our estimated compliance cost.

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

09/30/2019 Form 10-Q	35	WEC Energy Group, Inc.

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2019	December 31, 2018
Regulatory assets	$719.6	$687.1
Reserves for future environmental remediation	631.8	616.4

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

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2019	2018
Cash (paid) for interest, net of amount capitalized	$(317.9)	$(278.1)
Cash (paid) for income taxes, net	(15.4)	(55.9)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	162.7	71.9
Non-cash capital contributions from noncontrolling interest	14.6	—

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

09/30/2019 Form 10-Q	36	WEC Energy Group, Inc.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at September 30 to the total of these amounts shown on the statements of cash flows:

(in millions)	2019	2018
Cash and cash equivalents	$20.0	$14.5
Restricted cash included in other long term assets	46.6	25.7
Cash, cash equivalents, and restricted cash	$66.6	$40.2

NOTE 23—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Gas LLC, and Wisconsin Public Service Corporation

2020 and 2021 Rates

March 2019 Rate Application

In March 2019, WE, WG, and WPS filed applications with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2020. The applications reflected the following proposals:

WE	WG	WPS
2020 Effective rate increase
Electric (1) (2)	$83	million	/	2.9%	N/A	$49	million	/	4.9%
Gas (3)	$15	million	/	3.9%	$11	million	/	1.8%	$7	million	/	2.4%
Steam	$1	million	/	4.5%	N/A	N/A

2021 Effective rate increase
Electric (1)	$83	million	/	2.9%	N/A	$49	million	/	4.9%
Gas	N/A	N/A	$7	million	/	2.4%

ROE	10.35%	10.30%	10.35%

Common equity component average on a financial basis	52.0%	52.0%	52.0%

(1)
WE and WPS amounts are net of approximately $94 million and $16 million, respectively, of previously deferred unprotected tax benefits from the Tax Legislation in 2020, and $17 million and $24 million, respectively, in 2021.

(2)	WPS amount is net of approximately $21 million that would be refunded to customers related to its 2018 earnings sharing mechanism.

(3)	WPS amount is net of approximately $7 million of previously deferred unprotected tax benefits from the Tax Legislation.

All three Wisconsin utilities also proposed to continue having an earnings sharing mechanism through 2021. The earnings sharing mechanism proposed was modified from its current structure to one that is consistent with other Wisconsin investor-owned utilities. Under the proposed earnings sharing mechanism, if the utility earns above its authorized ROE: (i) the utility retains 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers.

The proposed increase in electric rates at WE was driven by higher transmission charges, recovery of SSR revenues that were assumed in WE's 2015 rate order but were not received, and an increase in costs associated with a purchased power agreement previously approved by the PSCW. WE also requested approval to continue collecting the carrying value of the Pleasant Prairie power plant and the PIPP using the current approved composite depreciation rates, in addition to a return on the remaining carrying value of the plants.

The proposed increase in electric rates at WPS was driven by the inclusion of WPS's SMRP, the Forward Wind Energy Center, and WPS's investments in two solar projects in rates, along with continued investments in system reliability and the recovery of various regulatory deferrals, including the deferral of the revenue requirement for ReACT™ costs above a previously authorized level. WPS also requested approval to continue collecting the carrying value of Pulliam units 7 and 8 and the Edgewater 4 generating unit using the current approved composite depreciation rates, in addition to a return on the remaining carrying value of the units.

09/30/2019 Form 10-Q	37	WEC Energy Group, Inc.

The proposed increases at our Wisconsin natural gas utilities were driven by continued investment in our natural gas distribution systems.

August 2019 Settlement Agreements

On August 30, 2019, WE, WG, and WPS filed an application with the PSCW for approval of settlement agreements entered into with certain intervenors to resolve several outstanding issues in each utility's respective rate case. The settlement agreements reflect the following:

	WE				WG				WPS
2020 Effective rate increase (decrease)
Electric (1) (2)	$37	million	/	1.3%	N/A				$35	million	/	3.5%
Gas (3)	$10	million	/	2.8%	$(1	) million	/	(0.2)%	$4	million	/	1.4%
Steam	$2	million	/	10.0%	N/A				N/A

ROE	10.0%				10.2%				10.0%

Common equity component average on a financial basis	52.5%				52.5%				52.5%

(1)
These amounts are net of previously deferred unprotected tax benefits from the Tax Legislation. The WE and WPS settlement agreements reflect the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over 2 years. For WE, approximately $65 million of tax benefits would be amortized in each of 2020 and 2021. For WPS, approximately $11 million of tax benefits would be amortized in 2020 and $39 million would be amortized in 2021. The unprotected deferred tax benefits related to the unrecovered balances of the recently retired plants and the SSR regulatory asset would be used to reduce the related regulatory asset. The initial applications filed in March 2019 proposed that these tax benefits be refunded to customers over a period of 40 years with a significant portion being refunded in the first 2 years.

(2)
The WPS settlement agreement is net of $21 million of refunds related to its 2018 earnings sharing mechanism. WPS's settlement agreement reflects these refunds being returned to customers evenly over 2 years, with half being returned in 2020 and the remainder in 2021.

(3)
The WE amount includes previously deferred unprotected tax expense from the Tax Legislation, and the WPS and WG amounts are net of previously deferred unprotected tax benefits from the Tax Legislation. The settlement agreements for all three gas utilities reflect all of the unprotected deferred tax expense and benefits from the Tax Legislation being amortized evenly over 4 years. For WE, approximately $5 million of previously deferred tax expense would be amortized each year. For WG and WPS, approximately $3 million and $5 million, respectively, of previously deferred tax benefits would be amortized each year. The initial applications filed in March 2019 proposed that these tax impacts be refunded to or collected from customers over a period of 40 years, with a significant portion of the WPS benefit being refunded in the first 2 years.

The change in the rate increases between the initial applications filed in March 2019 and the settlement agreements was driven by various adjustments, including:

•	decreasing each utility’s proposed ROE (see table above);

•	increasing the common equity component in each utility’s capital structure (see table above);

•	extending amortizations as recommended in the PSCW Staff’s audit;

•	extending the period of recovery for the SSR escrow balance beyond what the PSCW Staff’s audit recommended; and

•	securitizing $100 million of Pleasant Prairie power plant’s book value.

Under the terms of the settlement agreement, WE would seek a financing order from the PSCW to securitize $100 million of Pleasant Prairie power plant's book value as of January 1, 2020, plus the carrying costs accrued on the $100 million during the securitization process and related fees. The securitization would reduce the carrying costs for the $100 million, benefiting customers.

The settlement agreements include the same earnings sharing mechanism for each utility that was proposed in the initial application filed in March 2019. The settlement agreements also require WE, WG, and WPS to maintain residential and small commercial electric and natural gas customer fixed charges at currently authorized rates through 2021 and to support maintaining WE's and WPS's electric market-based rates for large industrial customers in their current form.

At its meeting on October 31, 2019, the PSCW approved the settlement agreements without any known material modifications. The terms of these approvals are subject to our receipt and review of final written orders from the PSCW, which we expect to receive by

09/30/2019 Form 10-Q	38	WEC Energy Group, Inc.

the end of 2019. The PSCW is scheduled to address outstanding issues from the initial applications that were not included in the settlement agreements in a subsequent meeting. We expect the new rates to be effective January 1, 2020.

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

In addition to freezing base rates, the settlement agreement extends and expands the electric real-time market pricing program options for large commercial and industrial customers and mitigates the continued growth of certain escrowed costs at WE during the base rate freeze period by accelerating the recognition of certain tax benefits. WE is flowing through the tax benefit of its repair-related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. While WE would typically follow the normalization accounting method and utilize the tax benefits of the deferred tax liabilities in rate-making as an offset to rate base, benefiting customers over time, the federal tax code does allow for passing these tax repair-related benefits to ratepayers much sooner using the flow through accounting method. The flow through treatment of the repair-related deferred tax liabilities offsets the negative income statement impact of holding the regulatory assets level, resulting in no change to net income.

The agreement also allows WPS to extend through 2019, the deferral for the revenue requirement of ReACT™ costs above the authorized $275.0 million level, and other deferrals related to WPS's electric real-time market pricing program and network transmission expenses. The total cost of the ReACT™ project, excluding $51 million of AFUDC, was $342 million.

Pursuant to the settlement agreement, WPS also agreed to adopt, beginning in 2018, the earnings sharing mechanism that had been in place for WE and WG since January 2016, and all three utilities agreed to keep the mechanism in place through 2019. Under this earnings sharing mechanism, if WE, WG, or WPS earns above its authorized ROE, 50% of the first 50 basis points of additional utility earnings must be refunded to customers. All utility earnings above the first 50 basis points must also be refunded to customers.

Liquefied Natural Gas Facilities

On November 1, 2019, WE and WG filed a joint application with the PSCW requesting approval for each company to construct its own LNG facility. If approved, each facility would provide 1.0 billion cubic feet of natural gas supply to meet peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas system during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. Commercial operation for the LNG facilities is targeted for the end of 2023.

Solar Generation Projects

On August 1, 2019, WE, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Subject to PSCW approval, WE will own 100 MW of the output of this project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation for Badger Hollow II is targeted for the end of 2021.

In May 2018, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be $260 million. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation for both projects is targeted for the end of 2020.

09/30/2019 Form 10-Q	39	WEC Energy Group, Inc.

The Peoples Gas Light and Coke Company and North Shore Gas Company

Illinois Proceedings

In December 2015, the ICC ordered a series of stakeholder workshops to evaluate PGL's SMP. This ICC action did not impact PGL's ongoing work to modernize and maintain the safety of its natural gas distribution system, but it instead provided the ICC with an opportunity to analyze long-term elements of the program through the stakeholder workshops. The workshops were completed in March 2016. In July 2016, the ICC initiated a proceeding to review, among other things, the planning, reporting, and monitoring of the program, including the target end date for the program, and issued a final order in January 2018. The order did not have a significant impact on PGL's existing SMP design and execution. An appeal related to the final order was filed by the Illinois AG in April 2018. On June 28, 2019, the Illinois Appellate Court issued its ruling affirming the ICC’s final order. The appeal period has since expired for this ruling.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2019, PGL filed its 2018 reconciliation with the ICC, which, along with the 2017 and 2016 reconciliations, are still pending. In July 2019, the ICC approved a settlement of the 2015 reconciliation, which includes a rate base reduction of $7.0 million and a $7.3 million refund to ratepayers. As of September 30, 2019, $7.1 million had been refunded to ratepayers.

As of September 30, 2019, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Minnesota Energy Resources Corporation

2018 Minnesota Rate Case

In October 2017, MERC initiated a rate proceeding with the MPUC. In December 2018, the MPUC issued a final written order for MERC. The order authorized a retail natural gas rate increase of $3.1 million (1.26%). The rates reflect a 9.7% ROE and a common equity component average of 50.9%. The final rates were implemented on July 1, 2019. The final approved rate increase was lower than the interim rates collected from customers during 2018 and through June 30, 2019. Therefore, MERC refunded $8.0 million to its customers during the third quarter of 2019.

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

09/30/2019 Form 10-Q	40	WEC Energy Group, Inc.

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

09/30/2019 Form 10-Q	41	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2018 Annual Report on Form 10-K.

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in American Transmission Company LLC (ATC) (a for-profit electric transmission company regulated by the FERC and certain state regulatory commissions), and non-utility energy infrastructure operations through We Power (which owns generation assets in Wisconsin), Bluewater (which owns underground natural gas storage facilities in Michigan), a 90% ownership interest in Bishop Hill III (a wind generating facility in Illinois), an 80% ownership interest in Upstream (a wind generating facility in Nebraska), and an 80% ownership interest in Coyote Ridge (a wind generating facility under construction in South Dakota). Coyote Ridge is expected to be in service by the end of 2019.

In August 2019, WEC Energy Group signed an agreement to acquire an 80% ownership interest in Thunderhead Wind Energy LLC, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska. This wind generating facility is expected to be in service by the end of 2020, and will be included in the non-utility energy infrastructure segment. See Note 2, Acquisitions, for more information.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our shareholders and customers by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

The planned reshaping of our generation fleet will balance reliability and customer cost with environmental stewardship. Taken as a whole, this plan should reduce costs to customers, preserve fuel diversity, and lower carbon emissions. Generation reshaping includes retiring older fossil fuel generation units, building state-of-the-art natural gas generation, and investing in cost-effective zero-carbon generation with a goal of reducing CO2 emissions by approximately 40% below 2005 levels by 2030 and by approximately 80% below 2005 levels by 2050. We have already retired more than 1,800 MW of coal generation since 2017, and expect to add additional natural gas-fired generating units and renewable generation, including utility-scale solar projects. Our 1,190 MW Pleasant Prairie power plant was retired in April 2018. The physical dismantlement of the Pleasant Prairie power plant will not occur immediately as it may take several years to finalize long-term plans for the site. The Edgewater 4 generating unit was retired in September 2018, the Pulliam power plant was retired in October 2018, and the Presque Isle power plant (PIPP) was retired in March 2019. See Note 6, Property, Plant, and Equipment, for information related to the PIPP retirement.

As part of our commitment to invest in zero-carbon generation, we plan to invest in up to 350 MW of utility scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow Solar Farm I will be located in Iowa County, Wisconsin, and Two Creeks Solar Project will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. The Public Service Commission of Wisconsin (PSCW) approved the acquisition of these two projects in April 2019. Construction began at the Two Creeks Solar Project and the Badger Hollow Solar Farm I in August 2019 and October 2019, respectively. Commercial operation for both projects is targeted for the end of 2020. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to acquire an ownership interest in a proposed solar project, Badger Hollow Solar Farm II, that will be located in Iowa County, Wisconsin. Subject to PSCW approval, WE will own 100 MW of the output of the project. Commercial operation is targeted for the end of 2021.

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

09/30/2019 Form 10-Q	42	WEC Energy Group, Inc.

As the cost of renewable energy generation continues to decline, these utility scale solar projects and the WE pilots have become cost effective opportunities for WEC Energy Group and our customers to participate in renewable energy.

We also have a methane reduction goal of 30% by the year 2030 from a 2011 baseline. This goal represents a decrease in the rate of methane emissions from our natural gas distribution lines.

Reliability

We have made significant reliability-related investments in recent years, and plan to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies being recognized in 2018 by PA Consulting Group, an independent consulting firm, as the most reliable utility in the Midwest for the eighth year in a row. We Energies is the trade name under which WE and WG operate.

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

•	See Note 2, Acquisitions, for information about our acquisitions of portions of wind energy generation facilities in Wisconsin, Illinois, Nebraska, and South Dakota.

09/30/2019 Form 10-Q	43	WEC Energy Group, Inc.

•	See Note 3, Disposition, for information on the sale of certain WPS Power Development, LLC solar power generation facilities.

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be almost $13.7 billion from 2020 to 2024. Specific projects are discussed in more detail below under Liquidity and Capital Resources.

From 2020 to 2024, we expect capital contributions to ATC to be approximately $150 million. Capital investments at ATC will be funded utilizing these capital contributions, in addition to cash generated from operations and debt. We currently forecast that our share of ATC's projected capital expenditures over the next five years will be $1.3 billion.

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

09/30/2019 Form 10-Q	44	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2019 with the third quarter of 2018, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2019	2018	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Adoption of New Lease Guidance (Topic 842)	Remaining Change B (W)
Wisconsin	$290.8	$201.4	$89.4	$7.4	$87.6	$(5.6)
Illinois	24.8	15.5	9.3	—	—	9.3
Other states	(2.2)	(5.4)	3.2	—	—	3.2
Non-utility energy infrastructure	90.3	91.6	(1.3)	—	—	(1.3)
Corporate and other	(6.0)	(0.4)	(5.6)	—	—	(5.6)
Reconciling eliminations *	(86.8)	—	(86.8)	—	(86.8)	—
Total operating income	310.9	302.7	8.2	7.4	0.8	—
Equity in earnings of transmission affiliates	38.7	33.7	5.0	—	—	5.0
Other income, net	21.8	26.1	(4.3)	—	—	(4.3)
Interest expense	125.8	112.0	(13.8)	—	(0.8)	(13.0)
Income before income taxes	245.6	250.5	(4.9)	7.4	—	(12.3)
Income tax expense	11.3	17.0	5.7	(7.4)	—	13.1
Preferred stock dividends of subsidiary	0.3	0.3	—	—	—	—
Net loss attributed to noncontrolling interests	0.3	—	0.3	—	—	0.3
Net income attributed to common shareholders	$234.3	$233.2	$1.1	$—	$—	$1.1

Diluted earnings per share	$0.74	$0.74	$—

*
We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the three months ended September 30, 2019, $86.8 million of minimum lease payments that were billed from We Power to WE were no longer classified within operation and maintenance, but were instead recorded as interest expense in accordance with Topic 842. The We Power leases do not impact our financial statements as all amounts associated with the leases are eliminated at the consolidated level.

Earnings increased $1.1 million during the third quarter of 2019, compared with the same quarter in 2018. The table above shows the income statement impacts associated with the flow through of tax repairs beginning January 1, 2018 and the adoption of Topic 842, effective January 1, 2019. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholders. See Note 23, Regulatory Environment, for more information on the flow through of tax repairs and Note 10, Leases, for more information on the adoption of Topic 842.

The significant factors impacting the $1.1 million increase in earnings were:

•
A $13.1 million remaining decrease in income tax expense, primarily driven by the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation, lower income before income taxes, and an increase in wind production tax credits related to acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment. The impact on our income tax expense from the 2018 PSCW order related to the Tax Legislation was offset in operating income at the Wisconsin segment. See Note 2, Acquisitions, for more information on the acquisitions in our non-utility energy infrastructure segment.

09/30/2019 Form 10-Q	45	WEC Energy Group, Inc.

•
A $9.3 million increase in operating income at the Illinois segment. The increase was driven by higher natural gas margins at PGL due to continued capital investment in the SMP project under its QIP rider.

•	A $5.0 million increase in earnings from our ownership interests in transmission affiliates, primarily due to continued capital investment by ATC.

These increases in earnings were partially offset by:

•	A $13.0 million remaining increase in interest expense, driven by higher long-term debt balances, primarily used to fund capital investments.

•
A $5.6 million remaining decrease in operating income at the Wisconsin segment, driven by a decrease in electric margins related to lower retail sales volumes, due in part to unfavorable weather during the third quarter of 2019, compared with the same quarter in 2018. Also contributing to the decrease was the impact from the PSCW's 2018 order addressing the Tax Legislation, which was offset in income tax expense. These decreases in operating income were partially offset by lower operating expenses during the third quarter of 2019. The decrease in operating expenses was primarily driven by an accrual recorded in the third quarter of 2018 related to the earnings sharing mechanisms in place at our Wisconsin utilities. Lower maintenance and labor costs driven by the retirements of Pulliam Units 7 and 8 in October 2018 and the PIPP in March 2019 also contributed to the decrease in operating expenses.

•	A $5.6 million increase in operating loss at the corporate and other segment, primarily driven by a gain recorded in the third quarter of 2018 that related to a business that was previously sold.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the third quarter of 2019 and 2018 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

09/30/2019 Form 10-Q	46	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Electric revenues	$1,187.2	$1,220.5	$(33.3)
Fuel and purchased power	385.9	400.8	14.9
Total electric margins	801.3	819.7	(18.4)

Natural gas revenues	152.1	168.2	(16.1)
Cost of natural gas sold	67.5	83.5	16.0
Total natural gas margins	84.6	84.7	(0.1)

Total electric and natural gas margins	885.9	904.4	(18.5)

Other operation and maintenance	400.2	525.0	124.8
Depreciation and amortization	155.6	137.2	(18.4)
Property and revenue taxes	39.3	40.8	1.5
Operating income	$290.8	$201.4	$89.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$187.8	$195.5	$7.7
We Power (1)	36.9	127.8	90.9
Transmission (2)	105.1	106.5	1.4
Transmission expense related to the flow through of tax repairs (3)	16.5	27.4	10.9
Transmission expense related to Tax Legislation (4)	17.5	16.9	(0.6)
Regulatory amortizations and other pass through expenses (5)	36.4	35.9	(0.5)
Earnings sharing mechanisms (6)	—	15.0	15.0
Total other operation and maintenance	$400.2	$525.0	$124.8

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. For the three months ended September 30, 2018, the amount also included the lease payments that were billed from We Power to WE and then recovered in WE's rates. We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the three months ended September 30, 2019, the $90.4 million of lease expense related to the We Power leases with WE was no longer classified within other operation and maintenance, but was instead recorded as $3.6 million and $86.8 million of depreciation and amortization and interest expense, respectively, in accordance with Topic 842. The We Power leases do not impact our financial statements as all amounts associated with the leases are eliminated at the consolidated level.

During the three months ended September 30, 2019, $26.6 million of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset. During the three months ended September 30, 2018, $124.8 million of both lease and operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2019 and 2018, $128.9 million and $124.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

(3)
Represents additional transmission expense associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 23, Regulatory Environment, for more information. The decrease in transmission expense associated with the flow through of tax benefits is offset in income taxes.

(4)
Represents additional transmission expense associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance.

09/30/2019 Form 10-Q	47	WEC Energy Group, Inc.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(6)	See Note 23, Regulatory Environment, for more information about our earnings sharing mechanisms.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer Class
Residential	3,140.1	3,262.5	(122.4)
Small commercial and industrial *	3,495.5	3,617.5	(122.0)
Large commercial and industrial *	3,312.4	3,461.5	(149.1)
Other	36.0	39.9	(3.9)
Total retail *	9,984.0	10,381.4	(397.4)
Wholesale	872.2	959.9	(87.7)
Resale	1,107.5	1,313.7	(206.2)
Total sales in MWh *	11,963.7	12,655.0	(691.3)

*	Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	57.7	59.5	(1.8)
Commercial and industrial	54.6	58.9	(4.3)
Total retail	112.3	118.4	(6.1)
Transport	285.7	291.6	(5.9)
Total sales in therms	398.0	410.0	(12.0)

	Three Months Ended September 30
	Degree Days
Weather	2019	2018	B (W)
WE and WG (1)
Heating (114 Normal)	24	75	(68.0)%
Cooling (562 Normal)	649	686	(5.4)%

WPS (2)
Heating (197 Normal)	98	147	(33.3)%
Cooling (373 Normal)	424	459	(7.6)%

UMERC (3)
Heating (321 Normal)	261	267	(2.2)%
Cooling (252 Normal)	235	340	(30.9)%

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2019 Form 10-Q	48	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $18.4 million during the third quarter of 2019, compared with the same quarter in 2018. The significant factors impacting the lower electric utility margins were:

•
A $22.3 million decrease related to lower sales volumes, due in part to unfavorable weather during the third quarter of 2019, compared with the same quarter in 2018. As measured by cooling degree days, the third quarter of 2019 was 5.4% and 7.6% cooler than the same quarter in 2018 in the Milwaukee area and Green Bay area, respectively. As measured by heating degree days, the third quarter of 2019 was 68.0% and 33.3% warmer than the same quarter in 2018 in the Milwaukee area and Green Bay area, respectively.

•
A $1.7 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins did not impact net income as it was offset by the net impact of a $5.5 million decrease in income taxes and a $3.8 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required WPS to use 40% of its 2018 and 2019 tax benefits to reduce certain regulatory assets.

These decreases in margins were partially offset by a $4.9 million increase related to the iron ore mines located in the Upper Peninsula of Michigan. Prior to the transfer of the mines as a full requirements customer of WE to UMERC as of April 1, 2019, the margin from the mines was being deferred for the benefit of Wisconsin retail electric customers, as ordered by the PSCW. On March 31, 2019, when the new generation solution in the Upper Peninsula began commercial operation, a new 20 year agreement with Tilden became effective under which Tilden began purchasing electric power from UMERC. Half of the cost of the generation solution is being recovered from Tilden under this new agreement.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $0.1 million during the third quarter of 2019, compared with the same quarter in 2018. The most significant factor impacting the decrease in natural gas utility margins was lower sales volumes, primarily driven by a decrease in heating degree days during the third quarter of 2019, compared with the same quarter in 2018.

Operating Income

Operating income at the Wisconsin segment increased $89.4 million during the third quarter of 2019, compared with the same quarter in 2018. This increase was driven by $107.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $18.5 million decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the third quarter of 2019, compared with the same quarter in 2018, were:

•
A $90.4 million decrease in other operation and maintenance expense resulting from the adoption of the new lease guidance. As discussed in the other operation and maintenance table above, the adoption of Topic 842, effective January 1, 2019, required WE to change the income statement classification of its lease payments related to the We Power leases. For the third quarter of 2019, the minimum lease payments that were billed from We Power to WE were no longer classified within other operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842.

•
A $15.0 million expense recorded in the third quarter of 2018 related to the earnings sharing mechanisms in place at our Wisconsin utilities, with no corresponding expense in 2019. See Note 23, Regulatory Environment, for more information.

•
A $10.9 million decrease in transmission expense related to the flow through of tax repairs, as discussed in the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•
A $9.2 million decrease in other operation and maintenance expense, driven by the retirements of Pulliam Units 7 and 8 in October 2018 and the PIPP in March 2019. This resulted in lower maintenance and labor costs during the third quarter of 2019.

09/30/2019 Form 10-Q	49	WEC Energy Group, Inc.

•	A $6.3 million net decrease in benefit costs, which included $7.9 million of expense recorded in 2018 related to staff reductions.

These decreases in operating expenses were partially offset by:

•
An $18.4 million increase in depreciation and amortization, driven by capital expenditures related to assets that were placed into service as we continue to execute on our capital plan, an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax Legislation and offset in electric margins above, and additional expense recognized related to the adoption of Topic 842, as discussed in the other operation and maintenance table above.

•	A $10.8 million increase in storm restoration expense during the third quarter of 2019.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$198.0	$197.9	$0.1
Cost of natural gas sold	20.3	29.8	9.5
Total natural gas margins	177.7	168.1	9.6

Other operation and maintenance	101.8	104.5	2.7
Depreciation and amortization	45.7	43.0	(2.7)
Property and revenue taxes	5.4	5.1	(0.3)
Operating income	$24.8	$15.5	$9.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in the line items below	$89.9	$93.7	$3.8
Riders *	12.3	10.6	(1.7)
Regulatory amortizations *	(0.4)	(0.4)	—
Other	—	0.6	0.6
Total other operation and maintenance	$101.8	$104.5	$2.7

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	42.4	43.2	(0.8)
Commercial and industrial	23.8	22.9	0.9
Total retail	66.2	66.1	0.1
Transport	98.0	103.0	(5.0)
Total sales in therms	164.2	169.1	(4.9)

09/30/2019 Form 10-Q	50	WEC Energy Group, Inc.

	Three Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (76 Normal)	13	54	(75.9)%

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $1.7 million impact of the riders referenced in the table above, increased $7.9 million during the third quarter of 2019, compared with the same quarter in 2018, primarily driven by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 23, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment increased $9.3 million during the third quarter of 2019, compared with the same quarter in 2018. This increase was primarily driven by the $7.9 million net increase in margins discussed above, as well as $1.4 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above.

The significant factor impacting the decrease in operating expenses during the third quarter of 2019, compared with the same quarter in 2018 was a $9.5 million decrease in natural gas maintenance costs.

This decrease in operating expenses was partially offset by:

•	A $6.1 million increase in benefit costs, primarily related to higher pension expense and deferred compensation.

•	A $2.7 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the Other States segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$48.9	$50.2	$(1.3)
Cost of natural gas sold	18.0	21.7	3.7
Total natural gas margins	30.9	28.5	2.4

Other operation and maintenance	22.0	23.0	1.0
Depreciation and amortization	6.8	6.4	(0.4)
Property and revenue taxes	4.3	4.5	0.2
Operating loss	$(2.2)	$(5.4)	$3.2

09/30/2019 Form 10-Q	51	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$18.4	$19.6	$1.2
Regulatory amortizations and other pass through expenses *	3.3	3.4	0.1
Other	0.3	—	(0.3)
Total other operation and maintenance	$22.0	$23.0	$1.0

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	15.7	16.7	(1.0)
Commercial and industrial	13.1	16.9	(3.8)
Total retail	28.8	33.6	(4.8)
Transport	172.7	159.6	13.1
Total sales in therms	201.5	193.2	8.3

	Three Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
MERC
Heating (220 Normal)	159	207	(23.2)%

MGU
Heating (119 Normal)	26	86	(69.8)%

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $2.4 million during the third quarter of 2019, compared to the same quarter last year. The increase was primarily driven by higher sales volumes resulting from customer growth and capital investment in natural gas utility infrastructure. MERC began recognizing revenue under its new GUIC rider in the second quarter of 2019. The GUIC rider allows MERC to recover previously approved GUIC that are incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates.

Operating Loss

The operating loss at the other states segment decreased $3.2 million during the third quarter of 2019, compared to the same quarter last year. This decrease was driven by the $2.4 million increase in margins discussed above, as well as a $0.8 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

09/30/2019 Form 10-Q	52	WEC Energy Group, Inc.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operating income	$90.3	$91.6	$(1.3)

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Operating loss	$(6.0)	$(0.4)	$(5.6)

The operating loss at the corporate and other segment increased $5.6 million during the third quarter of 2019, compared with the same quarter in 2018, primarily driven by a gain recorded in the third quarter of 2018 that related to a business that was previously sold.

Electric Transmission Segment Operations

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Equity in earnings of transmission affiliates	$38.7	$33.7	$5.0

Earnings from our ownership interests in transmission affiliates increased $5.0 million during the third quarter of 2019, compared with the same quarter in 2018, primarily due to continued capital investment by ATC.

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$3.3	$3.7	$(0.4)
Non-service components of net periodic benefit costs	9.6	7.3	2.3
Other, net	8.9	15.1	(6.2)
Other income, net	$21.8	$26.1	$(4.3)

Other income, net decreased $4.3 million during the third quarter of 2019, compared with the same quarter in 2018, driven by a $6.4 million decrease in gains on the investments held in the Integrys rabbi trust. These investment gains partially offset benefits costs related to deferred compensation, which are included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. This decrease in other income, net was partially offset by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our pension and OPEB costs.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2019	2018	B (W)
Interest expense	$125.8	$112.0	$(13.8)

Interest expense increased $13.8 million during the third quarter of 2019, compared with the same quarter in 2018, primarily due to higher long-term debt balances. The increase in debt balances is primarily related to continued capital investments.

Consolidated Income Tax Expense

	Three Months Ended September 30
	2019	2018	B (W)
Effective tax rate	4.6%	6.8%	2.2%

09/30/2019 Form 10-Q	53	WEC Energy Group, Inc.

Our effective tax rate decreased by 2.2% during the third quarter of 2019, compared with the same quarter in 2018. The decrease was primarily due to the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation and an increase in wind production tax credits related to acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment. The decreases in our effective tax rate were partially offset by decreased quarter-over-quarter benefits from the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement. The impacts from the 2018 PSCW order related to the Tax Legislation and the flow through of tax repairs were offset in operating income at the Wisconsin segment. See Note 2, Acquisitions, Note 12, Income Taxes, and Note 23, Regulatory Environment, for more information.

NINE MONTHS ENDED SEPTEMBER 30, 2019

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2019 with the nine months ended September 30, 2018, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2019	2018	B (W)	Change Related to Flow Through of Tax Repairs	Change Related to Adoption of New Lease Guidance (Topic 842)	Remaining Change B (W)
Wisconsin	$922.8	$670.2	$252.6	$(9.3)	$263.6	$(1.7)
Illinois	205.3	204.8	0.5	—	—	0.5
Other states	43.9	38.9	5.0	—	—	5.0
Non-utility energy infrastructure	274.3	277.0	(2.7)	—	—	(2.7)
Corporate and other	(17.0)	(12.3)	(4.7)	—	—	(4.7)
Reconciling eliminations *	(261.0)	—	(261.0)	—	(261.0)	—
Total operating income	1,168.3	1,178.6	(10.3)	(9.3)	2.6	(3.6)
Equity in earnings of transmission affiliates	111.7	95.2	16.5	—	—	16.5
Other income, net	76.3	65.0	11.3	—	—	11.3
Interest expense	374.3	327.2	(47.1)	—	(2.6)	(44.5)
Income before income taxes	982.0	1,011.6	(29.6)	(9.3)	—	(20.3)
Income tax expense	91.5	156.4	64.9	9.3	—	55.6
Preferred stock dividends of subsidiary	0.9	0.9	—	—	—	—
Net loss attributed to noncontrolling interests	0.5	—	0.5	—	—	0.5
Net income attributed to common shareholders	$890.1	$854.3	$35.8	$—	$—	$35.8

Diluted Earnings Per Share	$2.81	$2.70	$0.11

*
We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the nine months ended September 30, 2019, $261.0 million of minimum lease payments that were billed from We Power to WE were no longer classified within operation and maintenance, but were instead recorded as interest expense in accordance with Topic 842. The We Power leases do not impact our financial statements as all amounts associated with the leases are eliminated at the consolidated level.

Earnings increased $35.8 million during the nine months ended September 30, 2019, compared with the same period in 2018. The table above shows the income statement impacts associated with the flow through of tax repairs beginning January 1, 2018 and the adoption of Topic 842, effective January 1, 2019. As shown in the table above, the changes related to these items had no impact on net income attributed to common shareholders.

The significant factors impacting the $35.8 million increase in earnings were:

•
A $55.6 million remaining decrease in income tax expense, primarily due to an increase in wind production tax credits related to acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment, the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation, and lower income before income taxes. The impact

09/30/2019 Form 10-Q	54	WEC Energy Group, Inc.

on our income tax expense from the 2018 PSCW order related to the Tax Legislation was offset in operating income at the Wisconsin segment. See Note 2, Acquisitions, for more information on the acquisitions in our non-utility energy infrastructure segment.

•
A $16.5 million increase in earnings from our ownership interests in transmission affiliates, primarily due to continued capital investment by ATC and the impact of the refund ATC was required to provide customers in the second quarter of 2018 as a result of the FERC financial audit completed in February 2018.

•
An $11.3 million increase in other income, net, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our pension and OPEB costs. Also contributing to the increase were higher earnings from our equity method investments and higher gains on the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset benefits costs related to deferred compensation, which are included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

These increases in earnings were partially offset by:

•	A $44.5 million remaining increase in interest expense. The increase in interest expense was driven by higher long-term debt balances, primarily used to fund capital investments

•
A $1.7 million remaining decrease in operating income at the Wisconsin segment, driven by a decrease in electric margins related to lower retail sales volumes, which were primarily a result of cooler summer weather during 2019 compared with 2018. Also contributing to the decrease was the impact from the PSCW's 2018 order addressing the Tax Legislation, which was offset in income tax expense. These decreases in operating income were partially offset by lower operating expenses during 2019. The decrease in operating expenses was primarily driven by the retirements of the Pleasant Prairie power plant in April 2018, Edgewater Unit 4 in September 2018, Pulliam Units 7 and 8 in October 2018, and the PIPP in March 2019, which resulted in lower maintenance and labor costs. An accrual recorded in the third quarter of 2018 related to the earnings sharing mechanisms in place at our Wisconsin utilities also contributed to the decrease in operating expenses.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the nine months ended September 30, 2019 and 2018 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

09/30/2019 Form 10-Q	55	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Electric revenues	$3,278.2	$3,377.1	$(98.9)
Fuel and purchased power	1,035.4	1,081.3	45.9
Total electric margins	2,242.8	2,295.8	(53.0)

Natural gas revenues	947.8	926.2	21.6
Cost of natural gas sold	536.5	528.1	(8.4)
Total natural gas margins	411.3	398.1	13.2

Total electric and natural gas margins	2,654.1	2,693.9	(39.8)

Other operation and maintenance	1,156.8	1,495.9	339.1
Depreciation and amortization	459.5	406.9	(52.6)
Property and revenue taxes	115.0	120.9	5.9
Operating income	$922.8	$670.2	$252.6

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$518.8	$560.9	$42.1
We Power (1)	107.0	380.9	273.9
Transmission (2)	314.5	315.7	1.2
Transmission expense related to the flow through of tax repairs (3)	48.3	52.1	3.8
Transmission expense related to Tax Legislation (4)	50.2	50.7	0.5
Regulatory amortizations and other pass through expenses (5)	118.0	116.9	(1.1)
Earnings sharing mechanism (6)	—	18.7	18.7
Total other operation and maintenance	$1,156.8	$1,495.9	$339.1

(1)
Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. For the nine months ended September 30, 2018, the amount also included the lease payments that were billed from We Power to WE and then recovered in WE's rates. We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, for the nine months ended September 30, 2019, $272.8 million of lease expense related to the We Power leases with WE was no longer classified within other operation and maintenance, but was instead recorded as $11.8 million and $261.0 million of depreciation and amortization and interest expense, respectively, in accordance with Topic 842. The We Power leases do not impact our financial statements as all amounts associated with the leases are eliminated at the consolidated level.

During the nine months ended September 30, 2019, $103.0 million of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset. During the nine months ended September 30, 2018, $361.5 million of both lease and operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(2)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2019 and 2018, $367.0 million and $316.3 million, respectively, of costs were billed to our electric utilities by transmission providers.

(3)
Represents additional transmission expense associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. See Note 23, Regulatory Environment, for more information. The decrease in transmission expense associated with the flow through of tax benefits is offset in income taxes.

(4)
Represents additional transmission expense associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance.

09/30/2019 Form 10-Q	56	WEC Energy Group, Inc.

(5)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(6)	See Note 23, Regulatory Environment, for more information about our earnings sharing mechanisms.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2019	2018	B (W)
Customer Class
Residential	8,287.6	8,545.0	(257.4)
Small commercial and industrial *	9,731.4	10,032.8	(301.4)
Large commercial and industrial *	9,554.3	9,838.2	(283.9)
Other	120.2	124.2	(4.0)
Total retail *	27,693.5	28,540.2	(846.7)
Wholesale	2,536.7	2,692.7	(156.0)
Resale	4,252.2	4,550.4	(298.2)
Total sales in MWh *	34,482.4	35,783.3	(1,300.9)

*	Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	804.9	753.3	51.6
Commercial and industrial	500.8	497.6	3.2
Total retail	1,305.7	1,250.9	54.8
Transport	1,037.8	1,026.8	11.0
Total sales in therms	2,343.5	2,277.7	65.8

	Nine Months Ended September 30
	Degree Days
Weather	2019	2018	B (W)
WE and WG (1)
Heating (4,306 Normal)	4,480	4,323	3.6%
Cooling (728 Normal)	725	903	(19.7)%

WPS (2)
Heating (4,794 Normal)	4,979	4,864	2.4%
Cooling (509 Normal)	502	674	(25.5)%

UMERC (3)
Heating (5,452 Normal)	5,898	5,509	7.1%
Cooling (331 Normal)	284	478	(40.6)%

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2019 Form 10-Q	57	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $53.0 million during the nine months ended September 30, 2019, compared with the same period in 2018. The significant factors impacting the lower electric utility margins were:

•
A $50.0 million decrease related to lower sales volumes, primarily driven by cooler summer weather during 2019 compared with 2018. As measured by cooling degree days, the nine months ended September 30, 2019, were 19.7% and 25.5% cooler than the same period in 2018 in the Milwaukee area and Green Bay area, respectively.

•
A $13.1 million decrease in margins associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. This decrease in margins was offset in income taxes. See Note 23, Regulatory Environment, for more information.

•
A $5.1 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins did not impact net income as it was offset by the net impact of a $16.5 million decrease in income taxes and an $11.4 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required WPS to use 40% of its 2018 and 2019 tax benefits to reduce certain regulatory assets.

These decreases in margins were partially offset by a $10.9 million increase related to the iron ore mines located in the Upper Peninsula of Michigan. Prior to the transfer of the mines as a full requirements customer of WE to UMERC as of April 1, 2019, the margin from the mines was being deferred for the benefit of Wisconsin retail electric customers, as ordered by the PSCW. On March 31, 2019 when the new generation solution in the Upper Peninsula began commercial operation, a new 20 year agreement with Tilden became effective under which Tilden began purchasing electric power from UMERC. Half of the cost of the generation solution is being recovered from Tilden under this new agreement.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $13.2 million during the nine months ended September 30, 2019, compared with the same period in 2018. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, due in part to colder winter weather, customer growth, and higher use per residential customer during the nine months ended September 30, 2019, compared with the same period in 2018.

Operating Income

Operating income at the Wisconsin segment increased $252.6 million during the nine months ended September 30, 2019, compared with the same period in 2018. This increase was driven by $292.4 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), partially offset by the $39.8 million net decrease in margins discussed above.

The significant factors impacting the decrease in operating expenses during the nine months ended September 30, 2019, compared with the same period in 2018, were:

•
A $272.8 million decrease in other operation and maintenance expense resulting from the adoption of the new lease guidance. As discussed in the other operation and maintenance table above, the adoption of Topic 842, effective January 1, 2019, required WE to change the income statement classification of its lease payments related to the We Power leases. For the nine months ended September 30, 2019, the minimum lease payments that were billed from We Power to WE were no longer classified within other operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842.

•
A $51.9 million decrease in other operation and maintenance expense, driven by the retirements of the Pleasant Prairie power plant in April 2018, Edgewater Unit 4 in September 2018, Pulliam Units 7 and 8 in October 2018, and the PIPP in March 2019. This resulted in lower maintenance and labor costs during the nine months ended September 30, 2019.

09/30/2019 Form 10-Q	58	WEC Energy Group, Inc.

•
An $18.7 million expense recorded during the nine months ended September 30, 2018, related to the earnings sharing mechanisms in place at our Wisconsin utilities, with no corresponding expense in 2019. See Note 23, Regulatory Environment, for more information.

•	A $5.0 million decrease in other operation and maintenance expense primarily related to gains recorded on a land sale in 2019.

•
A $3.8 million decrease in transmission expense related to the flow through of tax repairs, as discussed in the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

These decreases in operating expenses were partially offset by:

•
A $52.6 million increase in depreciation and amortization, driven by capital expenditures related to assets that were placed into service as we continue to execute on our capital plan, an increase related to the reduction of certain regulatory assets as a result of the PSCW's May 2018 order addressing the Tax legislation and offset in electric margins above, and additional expense recognized related to the adoption of Topic 842, as discussed in the other operation and maintenance table above.

•	A $16.3 million net increase in benefit costs, primarily related to higher deferred compensation costs in 2019, which were partially offset by expenses recorded in 2018 related to staff reductions.

•	A $13.3 million increase in storm restoration expense in 2019.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$977.4	$973.2	$4.2
Cost of natural gas sold	282.9	306.8	23.9
Total natural gas margins	694.5	666.4	28.1

Other operation and maintenance	337.0	320.8	(16.2)
Depreciation and amortization	135.2	125.7	(9.5)
Property and revenue taxes	17.0	15.1	(1.9)
Operating income	$205.3	$204.8	$0.5

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in the line items below	$269.4	$253.1	$(16.3)
Riders *	68.4	67.2	(1.2)
Regulatory amortizations *	(1.1)	(1.1)	—
Other	0.3	1.6	1.3
Total other operation and maintenance	$337.0	$320.8	$(16.2)

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

09/30/2019 Form 10-Q	59	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	618.1	610.2	7.9
Commercial and industrial	256.1	250.8	5.3
Total retail	874.2	861.0	13.2
Transport	626.9	628.7	(1.8)
Total sales in therms	1,501.1	1,489.7	11.4

	Nine Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
Heating (3,954 Normal)	4,171	4,003	4.2%

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $1.2 million impact of the riders referenced in the table above, increased $26.9 million during the nine months ended September 30, 2019, compared with the same period in 2018, primarily driven by an increase in revenue at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 23, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment increased $0.5 million during the nine months ended September 30, 2019, compared with the same period in 2018. This increase was driven by the $26.9 million net increase in margins discussed above, partially offset by a $26.4 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above.

The significant factors impacting the increase in operating expenses during the nine months ended September 30, 2019, compared with the same period in 2018 were:

•	A $16.7 million increase in benefit costs, primarily related to higher pension expense and deferred compensation.

•	A $9.5 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Natural gas revenues	$302.9	$292.5	$10.4
Cost of natural gas sold	153.4	149.1	(4.3)
Total natural gas margins	149.5	143.4	6.1

Other operation and maintenance	73.0	74.5	1.5
Depreciation and amortization	20.0	17.5	(2.5)
Property and revenue taxes	12.6	12.5	(0.1)
Operating income	$43.9	$38.9	$5.0

09/30/2019 Form 10-Q	60	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operation and maintenance not included in line items below	$56.1	$55.9	$(0.2)
Regulatory amortizations and other pass through expenses *	16.6	18.6	2.0
Other	0.3	—	(0.3)
Total other operation and maintenance	$73.0	$74.5	$1.5

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2019	2018	B (W)
Customer Class
Residential	235.5	234.1	1.4
Commercial and industrial	157.2	152.0	5.2
Total retail	392.7	386.1	6.6
Transport	576.2	551.9	24.3
Total sales in therms	968.9	938.0	30.9

	Nine Months Ended September 30
	Degree Days
Weather *	2019	2018	B (W)
MERC
Heating (5,063 Normal)	5,615	5,356	4.8%

MGU
Heating (4,093 Normal)	4,129	4,079	1.2%

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $6.1 million during the nine months ended September 30, 2019, compared with the same period in 2018. The increase was primarily driven by higher sales volumes as a result of colder weather and customer growth, as well as capital investment in natural gas utility infrastructure. MERC began recognizing revenue under its new GUIC rider in the second quarter of 2019.

Operating Income

Operating income at the other states segment increased $5.0 million during the nine months ended September 30, 2019, compared with the same period in 2018. The increase was driven by the $6.1 million increase in margins discussed above, partially offset by a $1.1 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The increase in operating expenses is primarily due to the positive impact on 2018 depreciation and amortization expense of a depreciation study approved by the MPUC in the second quarter of 2018. These rates were effective retroactive to January 2017.

09/30/2019 Form 10-Q	61	WEC Energy Group, Inc.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operating income	$274.3	$277.0	$(2.7)

Operating income at the non-utility energy infrastructure segment decreased $2.7 million during the nine months ended September 30, 2019, compared with the same period in 2018. This decrease was driven by operating losses at the Upstream and Bishop Hill III wind generation facilities. The majority of earnings from our ownership interests in wind generation facilities come in the form of wind production tax credits, and are recognized as an offset to income tax expense. For more information on Upstream and Bishop Hill III, see Note 2, Acquisitions.

Corporate and Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Operating loss	$(17.0)	$(12.3)	$(4.7)

The operating loss at the corporate and other segment increased $4.7 million during the nine months ended September 30, 2019, compared with the same period in 2018, primarily driven by a gain recorded in the third quarter of 2018 that related to a business that was previously sold.

Electric Transmission Segment Operations

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Equity in earnings of transmission affiliates	$111.7	$95.2	$16.5

Earnings from our ownership interests in transmission affiliates increased $16.5 million during the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to continued capital investment by ATC. Also contributing to the increase in our equity earnings was the impact of the refund ATC was required to provide customers in the second quarter of 2018 as a result of the FERC financial audit completed in February 2018.

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
AFUDC – Equity	$10.6	$10.7	$(0.1)
Non-service components of net periodic benefit costs	27.5	19.8	7.7
Other, net	38.2	34.5	3.7
Other income, net	$76.3	$65.0	$11.3

Other income, net increased $11.3 million during the nine months ended September 30, 2019, compared with the same period in 2018. The increase was primarily driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our pension and OPEB costs. Also contributing to the increase were $3.0 million of higher earnings from our equity method investments and an increase of $2.7 million from higher gains on the investments held in the Integrys rabbi trust.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2019	2018	B (W)
Interest expense	$374.3	$327.2	$(47.1)

Interest expense increased $47.1 million during the nine months ended September 30, 2019, compared with the same period in 2018, primarily due to higher long-term debt balances. This increase in debt balances is primarily related to continued capital investments.

09/30/2019 Form 10-Q	62	WEC Energy Group, Inc.

Consolidated Income Tax Expense

	Nine Months Ended September 30
	2019	2018	B (W)
Effective tax rate	9.3%	15.5%	6.2%

Our effective tax rate decreased by 6.2% during the nine months ended September 30, 2019, compared with the same period in 2018. The decrease was primarily due to an increase in wind production tax credits related to acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment, the impact of the 2018 PSCW order regarding the benefits associated with the Tax Legislation, and the increased benefit from the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement. The impacts from the 2018 PSCW order related to the Tax Legislation and the flow through of tax repairs were offset in operating income at the Wisconsin segment. See Note 2, Acquisitions, Note 12, Income Taxes, and Note 23, Regulatory Environment, for more information.

We expect our 2019 annual effective tax rate to be between 10.5% and 11.5%, which includes an estimated 9.5% effective tax rate benefit due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement. Excluding the impact of the tax repairs, the expected 2019 effective tax rate would be between 20% and 21%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2019	2018	Change in 2019 Over 2018
Cash provided by (used in):
Operating activities	$1,840.7	$2,008.2	$(167.5)
Investing activities	(1,734.5)	(1,720.0)	(14.5)
Financing activities	(185.7)	(306.6)	120.9

Operating Activities

Net cash provided by operating activities decreased $167.5 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•
A $179.7 million decrease in cash from higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2019, our payments were higher for accounts payable, transmission, benefits, and storm restoration, compared with the same period in 2018.

•
A $56.2 million decrease in cash due to higher collateral requirements, driven by an increase in the fair value of our natural gas derivative liabilities during the nine months ended September 30, 2019, compared with the same period in 2018.

•
A $39.8 million decrease in cash due to an increase in payments for interest related to higher long-term debt balances during the nine months ended September 30, 2019, compared with the same period in 2018.

•
A $25.1 million decrease in cash related to higher payments for environmental remediation from work completed on former manufactured gas plant sites during the nine months ended September 30, 2019, compared with the same period in 2018.

These decreases in net cash provided by operating activities were partially offset by:

•
A $74.9 million increase in cash primarily related to lower payments for natural gas and for fuel and purchased power. Lower payments for natural gas were due to a 7.3% decrease in the average per-unit cost of natural gas sold during the nine months ended September 30, 2019, compared with the same period in 2018. Lower payments for fuel and purchased power were due to the retirements of the Pleasant Prairie power plant in April 2018, Edgewater Unit 4 in September 2018, Pulliam Units 7 and 8 in October 2018, and the PIPP in March 2019.

09/30/2019 Form 10-Q	63	WEC Energy Group, Inc.

•
A $40.5 million net increase in cash related to a decrease in cash paid for income taxes during the nine months ended September 30, 2019, compared with the same period in 2018. This increase in cash was primarily due to the uncertainty around the ability to use tax attributes to offset the 2017 federal extension payment as a result of the Tax Legislation, which increased our 2017 extension payment made in 2018.

Investing Activities

Net cash used in investing activities increased $14.5 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•
The acquisition of an 80% ownership interest in Upstream in January 2019 for $268.2 million, which is net of cash and restricted cash acquired of $9.2 million. See Note 2, Acquisitions, for more information.

•	A $21.0 million increase in cash paid for capital expenditures during the nine months ended September 30, 2019, compared with the same period in 2018, which is discussed in more detail below.

This increase in net cash used in investing activities was partially offset by:

•	The acquisition of Bishop Hill III during August 2018 for $143.5 million, which is net of restricted cash acquired of $4.5 million. See Note 2, Acquisitions, for more information.

•	The acquisition of Forward Wind Energy Center in April 2018 for $77.1 million. See Note 2, Acquisitions, for more information.

•
A $32.4 million increase in cash related to a reimbursement received from ATC for construction costs during the nine months ended September 30, 2019. See Note 18, Investment in Transmission Affiliates, for more information.

•
A $21.3 million increase in proceeds received from the sale of assets and businesses during the nine months ended September 30, 2019, compared with the same period in 2018. See Note 3, Disposition, for more information on the sale of the three power generation facilities previously owned by PDL.

Capital Expenditures

Capital expenditures by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2019	2018	Change in 2019 Over 2018
Wisconsin	$968.2	$983.4	$(15.2)
Illinois	423.6	376.6	47.0
Other states	79.0	75.3	3.7
Non-utility energy infrastructure	30.2	24.6	5.6
Corporate and other	10.5	30.6	(20.1)
Total capital expenditures	$1,511.5	$1,490.5	$21.0

The decrease in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2019, compared with the same period in 2018, was primarily driven by a project to construct a new natural gas-fired generation facility in the Upper Peninsula of Michigan, the implementation of an enterprise resource planning system, our AMI program and various other software projects, projects at the OCPP, and upgrades to WE's electric distribution system during the nine months ended September 30, 2018. These decreases in cash paid for capital expenditures were partially offset by increased capital expenditures related to WPS's acquisition of Two Creeks, upgrades to WPS's natural gas distribution system, and an information technology project created to improve WE's and WG's billing, call center, and credit collection functions during the nine months ended September 30, 2019.

The increase in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2019, compared with the same period in 2018, was driven by an increase in facilities projects at PGL, partially offset by a decrease in AMI expenditures at NSG during the nine months ended September 30, 2019.

09/30/2019 Form 10-Q	64	WEC Energy Group, Inc.

The decrease in cash paid for capital expenditures at the corporate and other segment during the nine months ended September 30, 2019, compared with the same period in 2018, was primarily driven by the implementation of an enterprise resource planning system during the nine months ended September 30, 2018.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $120.9 million during the nine months ended September 30, 2019, compared with the same period in 2018, driven by:

•	A $720.0 million increase in cash due to higher issuances of long-term debt during the nine months ended September 30, 2019, compared with the same period in 2018.

•	A $588.4 million increase in cash related to lower long-term debt repayments during the nine months ended September 30, 2019, compared with the same period in 2018.

•	A $52.2 million increase in cash from stock options exercised during the nine months ended September 30, 2019, compared with the same period in 2018.

These increases in cash were partially offset by:

•
A $1,097.4 million net decrease in cash which resulted from $753.7 million of net repayments of commercial paper during the nine months ended September 30, 2019, compared with $343.7 million of net borrowings during the same period in 2018.

•
A $96.2 million decrease in cash due to an increase in the number and cost of shares of our common stock purchased during the nine months ended September 30, 2019, compared with the same period in 2018, to satisfy requirements of our stock-based compensation plans.

•
A $35.4 million decrease in cash due to higher dividends paid on our common stock during the nine months ended September 30, 2019, compared with the same period in 2018. In January 2019, our Board of Directors increased our quarterly dividend by $0.0375 per share (6.8%) effective with the first quarter of 2019 dividend payment.

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

09/30/2019 Form 10-Q	65	WEC Energy Group, Inc.

The following table shows our capitalization structure as of September 30, 2019, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,051.0	$10,301.0
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	11,589.9	11,339.9
Short-term debt	686.4	686.4
Total capitalization	$22,357.7	$22,357.7

Total debt	$12,276.3	$12,026.3

Ratio of debt to total capitalization	54.9%	53.8%

Included in long-term debt on our balance sheet as of September 30, 2019, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Working Capital

As of September 30, 2019, our current liabilities exceeded our current assets by $1,045.4 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

09/30/2019 Form 10-Q	66	WEC Energy Group, Inc.

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

(in millions)	2019	2020	2021
Wisconsin	$1,418.0	$1,482.0	$1,881.1
Illinois	710.6	779.0	619.4
Other states	138.6	117.4	111.6
Non-utility energy infrastructure	396.5	390.5	434.7
Corporate and other	27.3	24.6	22.7
Total	$2,691.0	$2,793.5	$3,069.5

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

As part of our commitment to invest in zero-carbon generation, we plan to invest in utility scale solar of up to 350 MW within our Wisconsin segment. WPS has partnered with an unaffiliated utility to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I will be located in Iowa County, Wisconsin, and Two Creeks will be located in Manitowoc County, Wisconsin. WPS will own 100 MW of the output of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be $260 million. Construction began at Two Creeks and Badger Hollow I in August 2019 and October 2019, respectively. Commercial operation for both projects is targeted for the end of 2020. WE has partnered with an unaffiliated utility to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Subject to PSCW approval, WE will own 100 MW of the output of the project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation is targeted for the end of 2021. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

UMERC constructed approximately 180 MW of natural gas-fired generation in the Upper Peninsula of Michigan. This new generation began commercial operation on March 31, 2019. The cost of this project is approximately $242 million ($255 million including AFUDC), 50% of which is expected to be recovered from Tilden pursuant to an agreement under which it will purchase electric power from UMERC for 20 years, with the remaining 50% expected to be recovered from UMERC's other utility customers.

WE and WG plan to each construct their own LNG facility. Subject to PSCW approval, each facility will provide 1.0 billion cubic feet of natural gas supply to meet peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas system during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. Commercial operation for the LNG facilities is targeted for the end of 2023.

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

The non-utility energy infrastructure line item in the table above includes our investments in Coyote Ridge and Upstream and our planned investment in Thunderhead. See Note 2, Acquisitions, for more information on these wind projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $90 million from 2019 through 2021. We do not expect to make any contributions to ATC Holdco during that period.

09/30/2019 Form 10-Q	67	WEC Energy Group, Inc.

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

Contractual Obligations

We and our subsidiaries issued additional long-term debt primarily in the third quarter 2019 which resulted in an increase in our contractual obligations. See Note 9, Long-Term Debt, for more information.

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2018 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2019.

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

09/30/2019 Form 10-Q	68	WEC Energy Group, Inc.

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

•
Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2019, we had not received any significant disallowances of the costs incurred for this project. We will be required to obtain approval for the recovery of additional costs incurred through the completion of this long-term project. WPS has requested recovery of these costs in the rate proposal it filed with the PSCW in March 2019.

•
In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2019, PGL filed its 2018 reconciliation with the ICC, which, along with the 2017 and 2016 reconciliations, are still pending. In July 2019, the ICC approved a settlement of the 2015 reconciliation, which includes a rate base reduction of $7.0 million and a $7.3 million refund to ratepayers. As of September 30, 2019, $7.1 million had been refunded to ratepayers. As of September 30, 2019, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

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

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. During 2018 and 2019, the PSCW and the MPSC issued written orders regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin and Michigan, respectively. We expect that the various remaining impacts of the Tax Legislation on our Wisconsin operations will be addressed in the pending rate case we filed with the PSCW in March 2019. In addition, the ICC approved the Variable Income Tax Adjustment Rider in Illinois during April 2018, and, in Minnesota, the MPUC included the various impacts of the Tax Legislation in MERC's final 2018 rate order.

In July 2019, the FERC approved WPS's revised formula rate tariff, which incorporated the impacts of the Tax Legislation. As a result of the FERC's approval, WPS's formula rate customers will receive a monthly bill credit through the end of 2019, which includes the tax savings from the Tax Legislation as well as interest. We are also working with the FERC to modify WE's formula rate tariff for the impacts of the Tax Legislation, and we expect to receive FERC approval for WE's modified tariff in 2020. See Note 23, Regulatory Environment, for more information.

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

09/30/2019 Form 10-Q	69	WEC Energy Group, Inc.

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2018 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2019. No impairments were recorded as a result of these tests.

Our reporting units had the following goodwill balances at July 1, 2019:

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

Key assumptions used in the income approach include ROEs, the long-term growth rates used to determine terminal values at the end of the discrete forecast period, and the discount rates. The discount rate is applied to estimated future cash flows and is one of the most significant assumptions used to determine fair value under the income approach. As interest rates rise, the calculated fair values will decrease. The discount rate is based on the weighted-average cost of capital for each reporting unit, taking into account both the after-tax cost of debt and cost of equity. The terminal year ROE for each utility is driven by its current allowed ROE. The

09/30/2019 Form 10-Q	70	WEC Energy Group, Inc.

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

For all of our reporting units, the fair value exceeded its carrying value by over 50%. Based on these results, our reporting units are not at risk of failing step one of the goodwill impairment test.

See Note 17, Goodwill, for more information.

09/30/2019 Form 10-Q	71	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2019 Form 10-Q	72	WEC Energy Group, Inc.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak, and the Illinois state agencies to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an Agreed Interim Order with the State of Illinois in October 2017 and a First Amended Agreed Interim Order in September 2019 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively, including the submittal of a Groundwater Management Zone application, which PGL submitted to the IEPA in August 2019.

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

09/30/2019 Form 10-Q	73	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
4	Instruments defining the rights of security holders, including indentures
	4.1	Thirteenth Supplemental Indenture, dated as of August 14, 2019, between WPS and U.S. Bank National Association (Exhibit 4.1 to WPS's Form 8-K filed August 14, 2019).

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2019 Form 10-Q	74	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 7, 2019	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2019 Form 10-Q	75	WEC Energy Group, Inc.