Form 10-Q
period 2020-03-31
WEC ENERGY GROUP, INC.
filed 2020-05-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2020):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2020

03/31/2020 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas

03/31/2020 Form 10-Q	ii	WEC Energy Group, Inc.

GMZ	Groundwater Management Zone
MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Farm I
Badger Hollow II	Badger Hollow Solar Farm II
Blooming Grove	Blooming Grove Wind Energy Center LLC
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Rights
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Natural Gas System Modernization Program
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
Tilden	Tilden Mining Company
Two Creeks	Two Creeks Solar Project
WHO	World Health Organization

03/31/2020 Form 10-Q	iii	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2019 Annual Report on Form 10-K, and those identified below:

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

•	The impact of the COVID-19 outbreak on our business functions, financial condition, liquidity, and results of operations;

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

•
The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

03/31/2020 Form 10-Q	1	WEC Energy Group, Inc.

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

03/31/2020 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2020	2019
Operating revenues	$2,108.6	$2,377.4

Operating expenses
Cost of sales	734.7	1,009.6
Other operation and maintenance	455.7	550.6
Depreciation and amortization	239.1	226.4
Property and revenue taxes	52.5	48.0
Total operating expenses	1,482.0	1,834.6

Operating income	626.6	542.8

Equity in earnings of transmission affiliates	39.8	36.1
Other income, net	5.6	30.9
Interest expense	129.4	124.4
Other expense	(84.0)	(57.4)

Income before income taxes	542.6	485.4
Income tax expense	90.0	65.0
Net income	452.6	420.4

Preferred stock dividends of subsidiary	0.3	0.3
Net loss attributed to noncontrolling interests	0.2	—
Net income attributed to common shareholders	$452.5	$420.1

Earnings per share
Basic	$1.43	$1.33
Diluted	$1.43	$1.33

Weighted average common shares outstanding
Basic	315.4	315.5
Diluted	316.7	316.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2020	2019
Net income	$452.6	$420.4

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative losses, net of tax benefits of $(1.3) and $(0.4), respectively	(3.4)	(1.2)
Reclassification of net loss (gains) to net income, net of tax	0.1	(0.3)
Cash flow hedges, net	(3.3)	(1.5)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.3	0.1

Other comprehensive loss, net of tax	(3.0)	(1.4)

Comprehensive income	449.6	419.0

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive loss attributed to noncontrolling interests	0.2	—
Comprehensive income attributed to common shareholders	$449.5	$418.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$15.4	$37.5
Accounts receivable and unbilled revenues, net of reserves of $164.8 and $140.0, respectively	1,176.9	1,176.5
Materials, supplies, and inventories	391.1	549.8
Prepayments	200.0	261.8
Other	61.9	68.0
Current assets	1,845.3	2,093.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,042.3 and $8,878.7, respectively	23,797.1	23,620.1
Regulatory assets	3,566.1	3,506.7
Equity investment in transmission affiliates	1,717.7	1,720.8
Goodwill	3,052.8	3,052.8
Other	853.2	957.8
Long-term assets	32,986.9	32,858.2
Total assets	$34,832.2	$34,951.8

Liabilities and Equity
Current liabilities
Short-term debt	$827.2	$830.8
Current portion of long-term debt	694.3	693.2
Accounts payable	597.9	908.1
Accrued payroll and benefits	128.6	199.8
Amounts refundable to customers	155.8	87.6
Other	443.9	463.2
Current liabilities	2,847.7	3,182.7

Long-term liabilities
Long-term debt	11,194.7	11,211.0
Deferred income taxes	3,870.0	3,769.3
Deferred revenue, net	428.5	497.1
Regulatory liabilities	3,987.1	3,992.8
Environmental remediation liabilities	589.4	589.2
Pension and OPEB obligations	324.2	326.2
Other	1,106.0	1,128.9
Long-term liabilities	21,499.9	21,514.5

Commitments and contingencies (Note 19)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,167.3	4,186.6
Retained earnings	6,180.7	5,927.7
Accumulated other comprehensive loss	(7.1)	(4.1)
Common shareholders' equity	10,344.1	10,113.4

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	110.1	110.8
Total liabilities and equity	$34,832.2	$34,951.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2020	2019
Operating activities
Net income	$452.6	$420.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	239.1	226.4
Deferred income taxes and investment tax credits, net	92.1	17.2
Contributions and payments related to pension and OPEB plans	(3.7)	(4.2)
Change in –
Accounts receivable and unbilled revenues	(3.5)	(124.3)
Materials, supplies, and inventories	158.7	218.3
Other current assets	65.4	125.1
Accounts payable	(250.1)	(204.3)
Other current liabilities	(27.7)	54.6
Other, net	(32.4)	6.5
Net cash provided by operating activities	690.5	735.7

Investing activities
Capital expenditures	(496.1)	(358.8)
Acquisition of Upstream, net of cash and restricted cash acquired of $9.2	—	(268.2)
Capital contributions to transmission affiliates	(3.0)	(3.4)
Proceeds from the sale of assets	1.3	10.6
Proceeds from the sale of investments held in rabbi trust	17.0	0.1
Proceeds from cash surrender value of life insurance	8.3	8.5
Other, net	9.5	4.6
Net cash used in investing activities	(463.0)	(606.6)

Financing activities
Exercise of stock options	16.0	32.6
Purchase of common stock	(40.4)	(70.7)
Dividends paid on common stock	(199.5)	(186.2)
Issuance of long-term debt	—	350.0
Retirement of long-term debt	(14.0)	(13.3)
Issuance of short-term loan	340.0	—
Change in other short-term debt	(343.6)	(294.9)
Other, net	(2.6)	(3.6)
Net cash used in financing activities	(244.1)	(186.1)

Net change in cash, cash equivalents, and restricted cash	(16.6)	(57.0)
Cash, cash equivalents, and restricted cash at beginning of period	82.3	146.1
Cash, cash equivalents, and restricted cash at end of period	$65.7	$89.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	452.5	—	452.5	—	—	452.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(3.0)	(3.0)	—	—	(3.0)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(40.4)	—	—	(40.4)	—	—	(40.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	5.1	—	—	5.1	—	—	5.1
Balance at March 31, 2020	$3.2	$4,167.3	$6,180.7	$(7.1)	$10,344.1	$30.4	$110.1	$10,484.6

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$3.2	$4,250.1	$5,538.2	$(2.6)	$9,788.9	$30.4	$23.4	$9,842.7
Net income attributed to common shareholders	—	—	420.1	—	420.1	—	—	420.1
Other comprehensive loss	—	—	—	(1.4)	(1.4)	—	—	(1.4)
Common stock dividends of $0.59 per share	—	—	(186.2)	—	(186.2)	—	—	(186.2)
Exercise of stock options	—	32.6	—	—	32.6	—	—	32.6
Purchase of common stock	—	(70.7)	—	—	(70.7)	—	—	(70.7)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	69.0	69.0
Capital contributions from noncontrolling interest	—	—	—	—	—	—	4.8	4.8
Stock-based compensation and other	—	1.2	—	—	1.2	—	—	1.2
Balance at March 31, 2019	$3.2	$4,213.2	$5,772.1	$(4.0)	$9,984.5	$30.4	$97.2	$10,112.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2020 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2020

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

On our financial statements, we consolidate our majority-owned subsidiaries and reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheets related to the minority interests at Bishop Hill III, Coyote Ridge, and Upstream held by third parties. See Note 2, Acquisitions, for more information on Upstream.

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 16, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2020, are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including the potential effects from the COVID-19 pandemic.

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

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for 12 years. Under the Tax Legislation, WECI's investment in Thunderhead is expected to qualify for production tax credits and 100% bonus depreciation. The transaction was approved by FERC in April 2020 and commercial operation is expected to begin at the end of 2020, at which time the transaction is expected to close. Thunderhead will be included in the non-utility energy infrastructure segment.

In January 2019, WECI completed the acquisition of an 80% ownership interest in Upstream, a commercially operational 202.5 MW wind generating facility, for $268.2 million, which included transaction costs and is net of cash and restricted cash acquired of $9.2 million. In April 2020, WECI completed the acquisition of an additional 10% ownership interest in Upstream for $31 million. Upstream is located in Antelope County, Nebraska and supplies energy to the Southwest Power Pool. Upstream's revenue will be substantially fixed over 10 years through an agreement with an unaffiliated third party. Under the Tax Legislation, WECI's investment

03/31/2020 Form 10-Q	8	WEC Energy Group, Inc.

in Upstream qualifies for production tax credits and 100% bonus depreciation. Upstream is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition of the initial 80% ownership interest in Upstream.

(in millions)
Current assets	$1.5
Net property, plant, and equipment	341.6
Other long-term assets *	22.9
Current liabilities	(4.6)
Long-term liabilities	(15.0)
Noncontrolling interest	(69.0)
Total purchase price	$277.4

*	Includes $8.1 million of restricted cash.

Acquisition of a Wind Energy Generation Facility in Illinois

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

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We do not have any revenues associated with our electric transmission segment, which includes investments accounted for using the equity method. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. For our segments, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations have different expectations of service, energy and demand requirements, and can be impacted differently by regulatory activities within their jurisdictions.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2020
Electric	$1,034.6	$—	$—	$1,034.6	$—	$—	$—	$1,034.6
Natural gas	458.9	433.6	139.8	1,032.3	14.5	—	(14.1)	1,032.7
Total regulated revenues	1,493.5	433.6	139.8	2,066.9	14.5	—	(14.1)	2,067.3
Other non-utility revenues	—	—	4.4	4.4	16.4	0.4	(1.6)	19.6
Total revenues from contracts with customers	1,493.5	433.6	144.2	2,071.3	30.9	0.4	(15.7)	2,086.9
Other operating revenues	5.4	14.0	2.2	21.6	98.7	0.1	(98.7)	21.7
Total operating revenues	$1,498.9	$447.6	$146.4	$2,092.9	$129.6	$0.5	$(114.4)	$2,108.6

03/31/2020 Form 10-Q	9	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2019
Electric	$1,061.8	$—	$—	$1,061.8	$—	$—	$—	$1,061.8
Natural gas	564.9	544.6	185.2	1,294.7	16.4	—	(14.7)	1,296.4
Total regulated revenues	1,626.7	544.6	185.2	2,356.5	16.4	—	(14.7)	2,358.2
Other non-utility revenues	—	0.1	4.1	4.2	13.3	1.5	(0.7)	18.3
Total revenues from contracts with customers	1,626.7	544.7	189.3	2,360.7	29.7	1.5	(15.4)	2,376.5
Other operating revenues	6.7	(8.2)	(4.1)	(5.6)	98.1	0.2	(91.8)	0.9
Total operating revenues	$1,633.4	$536.5	$185.2	$2,355.1	$127.8	$1.7	$(107.2)	$2,377.4

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2020	2019
Residential	$404.9	$406.7
Small commercial and industrial	323.6	333.9
Large commercial and industrial	194.6	212.3
Other	7.3	7.8
Total retail revenues	930.4	960.7
Wholesale	42.1	47.7
Resale	45.2	40.8
Steam	8.4	10.1
Other utility revenues	8.5	2.5
Total electric utility operating revenues	$1,034.6	$1,061.8

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2020
Residential	$313.1	$282.9	$95.3	$691.3
Commercial and industrial	151.3	91.4	51.7	294.4
Total retail revenues	464.4	374.3	147.0	985.7
Transport	24.1	72.7	10.5	107.3
Other utility revenues *	(29.6)	(13.4)	(17.7)	(60.7)
Total natural gas utility operating revenues	$458.9	$433.6	$139.8	$1,032.3

03/31/2020 Form 10-Q	10	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2019
Residential	$383.9	$354.0	$125.2	$863.1
Commercial and industrial	199.7	116.2	72.0	387.9
Total retail revenues	583.6	470.2	197.2	1,251.0
Transport	21.9	87.2	11.1	120.2
Other utility revenues *	(40.6)	(12.8)	(23.1)	(76.5)
Total natural gas utility operating revenues	$564.9	$544.6	$185.2	$1,294.7

*	Includes amounts refunded to customers for purchased gas adjustment costs.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2020	2019
Wind generation revenues	$9.3	$6.2
We Power revenues *	5.5	6.4
Appliance service revenues	4.4	4.1
Distributed renewable solar project revenues	0.4	1.5
Other	—	0.1
Total other non-utility operating revenues	$19.6	$18.3

*
As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as deferred revenue, and we continually amortize the deferred carrying costs to revenues over the life of the related lease term that We Power has with WE. During the three months ended March 31, 2020 and 2019, we recorded $5.5 million and $6.4 million, respectively, of revenues related to these deferred carrying costs, which were included in the contract liability balance at the beginning of the period. This contract liability is presented as deferred revenue, net on our balance sheets.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2020	2019
Late payment charges	$12.1	$13.2
Alternative revenues *	8.5	(19.7)
Other	1.1	7.4
Total other operating revenues	$21.7	$0.9

*
Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups, as discussed in Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

NOTE 4—CREDIT LOSSES

Effective January 1, 2020, we adopted FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. This ASU amends the impairment model to

03/31/2020 Form 10-Q	11	WEC Energy Group, Inc.

utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of loss. The cumulative effect of adopting this standard was not significant to our financial statements.

Our exposure to credit losses is related to our accounts receivable and unbilled revenue balances, which are primarily generated from the sale of electricity and natural gas by our regulated utility operations. Credit losses associated with our utility operations are analyzed at the reportable segment level as we believe contract terms, political and economic risks, and the regulatory environment are similar at this level as our reportable segments are generally based on the geographic location of the underlying utility operations.

We have an accounts receivable and unbilled revenue balance associated with our non-utility energy infrastructure segment, related to the sale of electricity from our majority-owned wind generating facilities through agreements with several large high credit quality counterparties. At the corporate and other segment, the accounts receivable and unbilled revenue balance is related to the remaining PDL residential solar business.

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. At March 31, 2020, we recorded a $2.7 million increase to our allowance for credit losses specific to the economic risks associated with the COVID-19 pandemic, which continues to evolve. We will continue to monitor the economic impacts of COVID-19 and the resulting effect that these impacts may have on the ability of our customers to pay their energy bills.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 21, Regulatory Environment, for information on certain regulatory actions that are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and the related allowance for credit losses at March 31, 2020 by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
Accounts receivable and unbilled revenues	$849.1	$404.7	$79.2	$1,333.0	$5.8	$2.9	$1,341.7
Allowance for credit losses	67.7	93.1	3.9	164.7	—	0.1	164.8
Accounts receivable and unbilled revenues, net	$781.4	$311.6	$75.3	$1,168.3	$5.8	$2.8	$1,176.9

Total accounts receivable, net – past due greater than 90 days*	$57.7	$35.9	$3.9	$97.5	$—	$—	$97.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms*	95.7%	100.0%	—%	93.4%	—%	—%	93.4%

*
Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WG, and WPS in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at March 31, 2020, $684.6 million, or 58.2%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, in a March 24, 2020 order, the PSCW authorized the deferral of credit losses at WE, WG, and WPS for commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the actions WE, WG, and WPS have been required to take to ensure

03/31/2020 Form 10-Q	12	WEC Energy Group, Inc.

essential utility services are available to customers during the public health emergency. Furthermore, pursuant to an April 15, 2020 order addressing certain impacts of the COVID-19 pandemic, the MPSC authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. The additional protections related to our March 31, 2020 accounts receivable and unbilled revenue balances provided by these orders are still being assessed and are not reflected in the percentages in the above table or related note. See Note 21, Regulatory Environment, for more information.

A rollforward of the allowance for credit losses by reportable segment is included below:

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2019	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	13.7	14.4	0.7	28.8	—	28.8
Provision for credit losses deferred for future recovery or refund	3.3	29.5	—	32.8	—	32.8
Write-offs charged against the allowance	(19.7)	(31.6)	(1.3)	(52.6)	—	(52.6)
Recoveries of amounts previously written off	10.5	4.9	0.4	15.8	—	15.8
Balance at March 31, 2020	$67.7	$93.1	$3.9	$164.7	$0.1	$164.8

The increase in the allowance for credit losses at our Wisconsin and Illinois reportable segments was driven by an increase in past due accounts receivable balances from December 31, 2019 to March 31, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31. However, as a result of the COVID-19 pandemic, we are still unable to disconnect any of our Wisconsin and Illinois customers, and have also agreed not to disconnect certain of our regulated utility customers in the other states segment. See Note 21, Regulatory Environment, for more information.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	March 31, 2020	December 31, 2019
Regulatory assets
Pension and OPEB costs	$1,042.5	$1,066.6
Plant retirements	851.5	856.4
Environmental remediation costs	686.4	685.5
Income tax related items	457.6	457.8
Asset retirement obligations	188.8	137.5
SSR	140.5	151.5
Uncollectible expense	83.4	52.2
Derivatives	31.8	33.8
We Power generation	18.7	25.8
Other, net	77.6	60.5
Total regulatory assets	$3,578.8	$3,527.6

Balance sheet presentation
Other current assets	$12.7	$20.9
Regulatory assets	3,566.1	3,506.7
Total regulatory assets	$3,578.8	$3,527.6

03/31/2020 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	March 31, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$2,222.9	$2,248.8
Removal costs	1,195.0	1,181.5
Pension and OPEB benefits	349.5	354.9
Energy costs refundable through rate adjustments	162.2	89.8
Electric transmission costs	51.0	42.2
Earnings sharing mechanisms	40.6	43.5
Uncollectible expense	39.0	39.1
Energy efficiency programs	35.6	30.7
Decoupling	35.0	36.8
Other, net	12.1	13.1
Total regulatory liabilities	$4,142.9	$4,080.4

Balance sheet presentation
Amounts refundable to customers	$155.8	$87.6
Regulatory liabilities	3,987.1	3,992.8
Total regulatory liabilities	$4,142.9	$4,080.4

NOTE 6—COMMON EQUITY

Stock-Based Compensation

During the first quarter of 2020, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	512,139
Restricted shares (2)	84,540
Performance units	140,455

(1)	Stock options awarded had a weighted-average exercise price of $91.49 and a weighted-average grant date fair value of $10.82 per option.

(2)	Restricted shares awarded had a weighted-average grant date fair value of $91.49 per share.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries, We Power, ATC Holding LLC, which holds our ownership interest in ATC, and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. All of our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from loaning funds to us, either directly or indirectly. See Note 10, Common Equity, in our 2019 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On April 16, 2020, our Board of Directors declared a quarterly cash dividend of $0.6325 per share, payable on June 1, 2020, to shareholders of record on May 14, 2020.

03/31/2020 Form 10-Q	14	WEC Energy Group, Inc.

NOTE 7—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2020	December 31, 2019
Commercial paper
Amount outstanding	$487.2	$830.8
Weighted-average interest rate on amounts outstanding	3.03%	2.00%
Term loan
Amount outstanding	$340.0	$—
Weighted-average interest rate on amounts outstanding	2.12%	n/a

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2020 was $843.8 million with a weighted-average interest rate during the period of 1.88%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340 million 364-day term loan that will mature on March 29, 2021. The proceeds from this term loan were used to pay down commercial paper.

The information in the table below relates to our term loan agreement and our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these credit agreements:

(in millions)	Maturity	March 31, 2020
Term loan agreement (WEC Energy Group)	March 2021	$340.0
Revolving credit facility (WEC Energy Group)	October 2022	1,200.0
Revolving credit facility (WE)	October 2022	500.0
Revolving credit facility (WPS)	October 2022	400.0
Revolving credit facility (WG)	October 2022	350.0
Revolving credit facility (PGL)	October 2022	350.0
Total short-term credit capacity		$3,140.0
Less:
Letters of credit issued inside credit facilities		$2.3
Term loan outstanding		340.0
Commercial paper outstanding		487.2
Available capacity under existing credit agreements		$2,310.5

NOTE 8—LONG-TERM DEBT

Minnesota Energy Resources Corporation

In April 2020, MERC issued $50.0 million of 2.69% Senior Notes due May 1, 2025, and used the net proceeds to repay intercompany short-term debt to its parent, Integrys, and for general corporate purposes, including capital expenditures.

Michigan Gas Utilities Corporation

In April 2020, MGU issued $60.0 million of 2.69% Senior Notes due May 1, 2025, and used the net proceeds to repay intercompany short-term debt to its parent, Integrys, and for general corporate purposes, including capital expenditures.

03/31/2020 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2020	December 31, 2019
Materials and supplies	230.7	234.2
Fossil fuel	92.5	87.9
Natural gas in storage	67.9	227.7
Total	$391.1	$549.8

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2020, we had a temporary LIFO liquidation debit of $11.3 million recorded within other current assets on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other materials and supplies, fossil fuel inventories, and natural gas in storage are recorded using the weighted-average cost method of accounting.

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$113.9	21.0%	$101.9	21.0%
State income taxes net of federal tax benefit	34.0	6.3%	31.0	6.4%
Federal excess deferred tax amortization – Wisconsin unprotected	(22.1)	(4.1)%	—	—%
Wind production tax credits	(18.4)	(3.4)%	(13.4)	(2.8)%
Federal excess deferred tax amortization	(13.0)	(2.4)%	(13.2)	(2.7)%
Excess tax benefits – stock options	(4.9)	(0.9)%	(7.2)	(1.5)%
Tax repairs	1.5	0.3%	(29.6)	(6.1)%
Other	(1.0)	(0.2)%	(4.5)	(0.9)%
Total income tax expense	$90.0	16.6%	$65.0	13.4%

The effective tax rate of 16.6% for the first quarter of 2020 differs from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, wind production tax credits generated from acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate, which was partially offset by state income taxes.

The effective tax rate of 13.4% for the first quarter of 2019 differs from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, wind production tax credits generated from acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the benefits associated with the Tax Legislation, as discussed in more detail below, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 21, Regulatory Environment, for more information.

03/31/2020 Form 10-Q	16	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$3.9	$0.7	$—	$4.6
FTRs	—	—	0.9	0.9
Coal contracts	—	0.3	—	0.3
Total derivative assets	$3.9	$1.0	$0.9	$5.8

Investments held in rabbi trust	$54.9	$—	$—	$54.9

Derivative liabilities
Natural gas contracts	$22.7	$—	$—	$22.7
Coal contracts	—	0.1	—	0.1
Interest rate swaps	—	10.0	—	10.0
Total derivative liabilities	$22.7	$10.1	$—	$32.8

03/31/2020 Form 10-Q	17	WEC Energy Group, Inc.

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.4	$2.0	$—	$3.4
FTRs	—	—	3.1	3.1
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.4	$2.4	$3.1	$6.9

Investments held in rabbi trust	$85.3	$—	$—	$85.3

Derivative liabilities
Natural gas contracts	$21.4	$1.3	$—	$22.7
Coal contracts	—	0.2	—	0.2
Interest rate swaps	—	6.0	—	6.0
Total derivative liabilities	$21.4	$7.5	$—	$28.9

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended March 31, 2020, we recorded $14.2 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $8.6 million of net unrealized gains recorded during the same quarter in 2019.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2020	2019
Balance at the beginning of the period	$3.1	$7.4
Settlements	(2.2)	(4.3)
Balance at the end of the period	$0.9	$3.1

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$28.3	$30.4	$29.5
Long-term debt, including current portion *	11,844.8	12,920.8	11,858.3	13,035.9

*	The carrying amount of long-term debt excludes finance lease obligations of $44.2 million and $45.9 million at March 31, 2020 and December 31, 2019, respectively.

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

03/31/2020 Form 10-Q	18	WEC Energy Group, Inc.

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

	March 31, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$3.0	$22.7	$3.4	$21.8
FTRs	0.9	—	3.1	—
Coal contracts	0.2	0.1	0.2	0.2
Interest rate swaps	—	5.1	—	2.8
Total other current *	4.1	27.9	6.7	24.8

Other long-term
Natural gas contracts	1.6	—	—	0.9
Coal contracts	0.1	—	0.2	—
Interest rate swaps	—	4.9	—	3.2
Total other long-term *	1.7	4.9	0.2	4.1
Total	$5.8	$32.8	$6.9	$28.9

*	On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	58.4 Dth	$(24.7)	56.1 Dth	$(0.5)
FTRs	7.2 MWh	1.4	8.1 MWh	2.3
Total		$(23.3)		$1.8

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2020 and December 31, 2019, we had posted cash collateral of $28.8 million and $34.4 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2020			December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$5.8	$32.8		$6.9	$28.9
Gross amount not offset on the balance sheet	(3.9)	(22.7)	(1)	(1.4)	(21.4)	(2)
Net amount	$1.9	$10.1		$5.5	$7.5

(1)	Includes cash collateral posted of $18.8 million.

(2)	Includes cash collateral posted of $20.0 million.

Cash Flow Hedges

As of March 31, 2020, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the

03/31/2020 Form 10-Q	19	WEC Energy Group, Inc.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive loss and in earnings, along with our total interest expense on the income statements:

	Three Months Ended March 31
(in millions)	2020	2019
Derivative losses recognized in other comprehensive loss	$(4.7)	$(1.6)
Net derivative gains (losses) reclassified from accumulated other comprehensive loss to interest expense	(0.1)	0.4
Total interest expense line item on the income statements	129.4	124.4

We estimate that during the next twelve months $3.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 13—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at March 31, 2020	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting transactions of subsidiaries (1)	$31.6	$9.2	$0.2	$22.2
Standby letters of credit (2)	95.5	1.2	0.2	94.1
Surety bonds (3)	9.9	9.9	—	—
Other guarantees (4)	12.1	0.9	—	11.2
Total guarantees	$149.1	$21.2	$0.4	$127.5

(1)	Consists of $4.2 million, $6.2 million, and $21.2 million to support the business operations of UMERC, Bluewater, and WECI, respectively.

(2)
At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)	Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)	Consists of $12.1 million related to other indemnifications, for which a liability of $11.2 million related to workers compensation coverage was recorded on our balance sheets.

03/31/2020 Form 10-Q	20	WEC Energy Group, Inc.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2020	2019
Service cost	$13.1	$11.3
Interest cost	26.1	30.6
Expected return on plan assets	(47.9)	(48.7)
Loss on plan settlement	0.3	0.8
Amortization of prior service cost	0.4	0.6
Amortization of net actuarial loss	24.2	19.0
Net periodic benefit cost	$16.2	$13.6

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2020	2019
Service cost	$4.1	$4.4
Interest cost	4.7	6.5
Expected return on plan assets	(15.1)	(13.7)
Amortization of prior service credit	(3.7)	(3.9)
Amortization of net actuarial gain	(5.4)	(0.7)
Net periodic benefit credit	$(15.4)	$(7.4)

During the three months ended March 31, 2020, we made contributions and payments of $3.5 million related to our pension plans and $0.2 million related to our OPEB plans. We expect to make contributions and payments of $8.0 million related to our pension plans and $0.8 million related to our OPEB plans during the remainder of 2020, dependent upon various factors affecting us, including our liquidity position and the continued effects of the Tax Legislation.

NOTE 15—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at March 31, 2020. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2020.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance *	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

*	We had no accumulated impairment losses related to our goodwill as of March 31, 2020.

03/31/2020 Form 10-Q	21	WEC Energy Group, Inc.

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

	Three Months Ended March 31, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	39.6	0.2	39.8
Add: Capital contributions	3.0	—	3.0
Less: Distributions	40.6	—	40.6
Less: Return of capital	—	5.3	5.3
Balance at end of period	$1,686.7	$31.0	$1,717.7

	Three Months Ended March 31, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,625.3	$40.0	$1,665.3
Add: Earnings (loss) from equity method investment	36.5	(0.4)	36.1
Add: Capital contributions	3.0	0.4	3.4
Less: Distributions	34.2	—	34.2
Balance at end of period	$1,630.6	$40.0	$1,670.6

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2020	2019
Charges to ATC for services and construction	$6.0	$4.0
Charges from ATC for network transmission services	86.9	87.1

Our balance sheets included the following receivables and payables for services received from or provided to ATC:

(in millions)	March 31, 2020	December 31, 2019
Accounts receivable for services provided to ATC	$2.6	$3.5
Accounts payable for services received from ATC	29.3	29.0
Amounts due from ATC for transmission infrastructure upgrades *	2.3	2.8

*
In connection with WPS's construction of its two new solar projects, Badger Hollow I and Two Creeks, WPS was required to initially fund the construction of the transmission infrastructure upgrades needed for the new generation. ATC owns these transmission assets and will reimburse WPS for these costs after the new generation has been placed in service.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended March 31
(in millions)	2020	2019
Income statement data
Operating revenues	$186.8	$177.7
Operating expenses	95.2	90.4
Other expense, net	28.5	28.8
Net income	$63.1	$58.5

03/31/2020 Form 10-Q	22	WEC Energy Group, Inc.

(in millions)	March 31, 2020	December 31, 2019
Balance sheet data
Current assets	$82.4	$84.7
Noncurrent assets	5,283.2	5,244.2
Total assets	$5,365.6	$5,328.9

Current liabilities	$526.3	$502.6
Long-term debt	2,313.0	2,312.8
Other noncurrent liabilities	307.9	298.9
Shareholders' equity	2,218.4	2,214.6
Total liabilities and shareholders' equity	$5,365.6	$5,328.9

NOTE 17—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At March 31, 2020, we reported six segments, which are described below.

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

See Note 2, Acquisitions, for more information on Upstream.

•
The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, WEC Business Services LLC, and PDL.

03/31/2020 Form 10-Q	23	WEC Energy Group, Inc.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2020 and 2019:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
March 31, 2020
External revenues	$1,498.9	$447.6	$146.4	$2,092.9	$—	$15.2	$0.5	$—	$2,108.6
Intersegment revenues	—	—	—	—	—	114.4	—	(114.4)	—
Other operation and maintenance	330.8	104.1	21.7	456.6	—	5.2	(1.6)	(4.5)	455.7
Depreciation and amortization	165.4	47.5	7.8	220.7	—	24.5	6.1	(12.2)	239.1
Operating income (loss)	426.8	161.6	37.4	625.8	—	91.5	(4.2)	(86.5)	626.6
Equity in earnings of transmission affiliates	—	—	—	—	39.8	—	—	—	39.8
Interest expense	143.1	16.0	2.2	161.3	4.8	15.3	35.1	(87.1)	129.4

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
March 31, 2019
External revenues	$1,633.4	$536.5	$185.2	$2,355.1	$—	$20.6	$1.7	$—	$2,377.4
Intersegment revenues	—	—	—	—	—	107.2	—	(107.2)	—
Other operation and maintenance	392.7	128.2	27.6	548.5	—	3.8	(1.0)	(0.7)	550.6
Depreciation and amortization	151.0	44.5	6.5	202.0	—	22.6	6.4	(4.6)	226.4
Operating income (loss)	361.8	137.9	41.5	541.2	—	92.7	(3.9)	(87.2)	542.8
Equity in earnings of transmission affiliates	—	—	—	—	36.1	—	—	—	36.1
Interest expense	143.4	14.8	2.3	160.5	2.6	15.7	35.1	(89.5)	124.4

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At March 31, 2020 and

03/31/2020 Form 10-Q	24	WEC Energy Group, Inc.

December 31, 2019, our equity investment in ATC was $1,686.7 million and $1,684.7 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At March 31, 2020 and December 31, 2019, our equity investment in ATC Holdco was $31.0 million and $36.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 16, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

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

We have $20.2 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

The wind generation facilities that are part of our non-utility energy infrastructure segment have obligations to distribute and sell electricity through long-term offtake agreements with their customers for all of the energy produced. These projects also enter into related easements and other agreements associated with the generating facilities.

Our minimum future commitments related to these purchase obligations as of March 31, 2020, including those of our subsidiaries, were approximately $11.2 billion.

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

03/31/2020 Form 10-Q	25	WEC Energy Group, Inc.

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territories were designated as partial nonattainment: Door, Kenosha, Manitowoc, Northern Milwaukee/Ozaukee, and Sheboygan shorelines. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. Petitioners in that case have argued that additional portions of Milwaukee, Waukesha, Ozaukee, and Washington Counties (among others) should be designated as nonattainment for ozone. In November 2019, the D.C. Circuit Court of Appeals heard oral arguments for that case. A decision is expected later in 2020, and we expect that any subsequent EPA re-designation, if necessary, would take place in 2021. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply. The State of Wisconsin is currently working with stakeholders, including us, in developing regulations for inclusion in the state implementation plan required by the rule.

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE is required to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated in challenges brought in the D.C. Circuit Court of Appeals by 22 states (including Illinois, Michigan, Minnesota, and Wisconsin), local governments, and certain nongovernmental organizations. Final briefs in this litigation are scheduled to be filed in August 2020, with oral arguments expected to follow. The Wisconsin Department of Natural Resources is working with state utilities and has begun the process of developing the implementation plan with respect to the ACE rule.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the BSER for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage. The EPA has reviewed comments and intends to take final action on the proposed rule later in 2020.

In April 2019, we issued a climate report, which analyzes our GHG reduction goals with respect to international efforts to limit future global temperature increases to less than two degrees Celsius. We will evaluate potential GHG reduction pathways as climate change policies and relevant technologies evolve over time.

We continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term GHG emissions reductions. Our current plan is to continue to work with our industry peers, environmental groups, public policy makers, and customers, with goals of reducing CO2 emissions. In 2019, we met and exceeded our 2030 goal of reducing CO2 emissions by 40% below 2005 levels, and are re-evaluating our longer-term CO2 reduction goals. As a result of our generation reshaping plan, we retired approximately 1,800 MW of coal generation since the beginning of 2018, including the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units as well as the March 2019 retirement of the PIPP. We also have a goal to decrease the rate of methane emissions from the natural gas distribution

03/31/2020 Form 10-Q	26	WEC Energy Group, Inc.

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

03/31/2020 Form 10-Q	27	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2020	December 31, 2019
Regulatory assets	$686.4	$685.5
Reserves for future environmental remediation	589.4	589.2

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

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$85.8	$66.3
Cash paid (received) for income taxes, net	(11.2)	0.2
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	102.5	74.7

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

03/31/2020 Form 10-Q	28	WEC Energy Group, Inc.

This cash is restricted as it can only be used to pay for any remaining costs associated with the construction of these wind generation facilities. See Note 2, Acquisitions, for more information on the acquisition of Upstream.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$15.4	$37.5
Restricted cash included in other long term assets	50.3	44.8
Cash, cash equivalents, and restricted cash	$65.7	$82.3

NOTE 21—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territories. Each of the states in which our regulated utilities operate has declared a public health emergency and has issued shelter-in-place orders in response to the COVID-19 pandemic. In addition, we have received written orders from the PSCW, the ICC, and the MPSC regarding certain actions to be taken for purposes of ensuring that essential utility services are available to customers in Wisconsin, Illinois, and Michigan, respectively. A summary of these orders is included below.

Wisconsin

On March 24, 2020, the PSCW issued two orders in response to COVID-19. The first order requires all public utilities in the state of Wisconsin, including WE, WPS, and WG, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it requires utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service. The order will remain in effect during the public health emergency and until further notice from the PSCW.

In the second order, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral will only impact the recovery of uncollectible expense for their commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

As of March 31, 2020, our Wisconsin utilities had not recorded any deferrals related to the COVID-19 pandemic. A limited number of expenditures have been identified, and we anticipate amounts will be deferred in the second quarter of 2020. WE, WPS, and WG have begun to experience foregone revenues related to their inability to charge late fees as a result of the PSCW order, and will continue to evaluate future incremental costs and foregone revenues for potential recovery as they arise.

Illinois

On March 18, 2020, the ICC issued an order to all Illinois utilities, including PGL and NSG, requiring, among other things, a moratorium on disconnections of utility service and a suspension of late fees and penalties during the declared public health emergency. The moratorium on disconnections and the suspension of late fees and penalties applies to all utility customer classes and will remain in effect until May 1, 2020, or until the Illinois governor announces the end of the COVID-19 public health emergency, whichever is later. To ensure that customers will continue to receive utility services for a period of time after the public health emergency ends, utilities in Illinois will also be required to temporarily enact more flexible credit and collections procedures for a period of no less than six months after the moratorium is lifted. PGL and NSG filed their proposed flexible credit and collection procedures with the ICC on March 27, 2020.

03/31/2020 Form 10-Q	29	WEC Energy Group, Inc.

As required in the ICC order, PGL and NSG are tracking foregone late fees and expenses resulting from the measures they are taking in response to the COVID-19 public health emergency, including, but not limited to, the measures required by the ICC's order. PGL and NSG have requested that the ICC allow them to defer these expenses.

Michigan

On April 15, 2020, the MPSC issued an order requiring Michigan utilities, including MGU and UMERC, to put certain minimum protections in place during the COVID-19 pandemic. The minimum protections required by the order include the suspension of disconnections, late payment fees, deposits, and reconnection fees for certain vulnerable customers. In addition, utilities are required to extend access to and flexibility of payment plans to customers financially impacted by COVID-19. The MPSC authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. The MPSC is evaluating whether additional COVID-19-related expenses or certain foregone revenues should also be deferred by Michigan utilities.

As required in the MPSC order, MGU and UMERC filed responses with the MPSC on April 20, 2020 affirming the actions they are taking to protect customers during the declared public health emergency. The actions being taken by MGU and UMERC provide protections to more customers than required by the MPSC order. These actions include suspending disconnections for all residential customers, suspending the assessment of late fees, as well as restoring electric and natural gas service for all customers on a payment plan, waiving deposit requirements for new service, and enhancing payment plan options for all customers.

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2020 and 2021 Rates

In March 2019, WE, WPS, and WG filed applications with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2020. In August 2019, all three utilities filed applications with the PSCW for approval of settlement agreements entered into with certain intervenors to resolve several outstanding issues in each utility's respective rate case. In December 2019, the PSCW issued written orders that approved the settlement agreements without material modification and addressed the remaining outstanding issues that were not included in the settlement agreements. The new rates became effective January 1, 2020. The final orders reflect the following:

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

03/31/2020 Form 10-Q	30	WEC Energy Group, Inc.

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

In addition to freezing base rates, the settlement agreement extended and expanded the electric real-time market pricing program options for large commercial and industrial customers and mitigated the continued growth of certain escrowed costs at WE during the base rate freeze period by accelerating the recognition of certain tax benefits. WE was flowing through the tax benefit of its repair-related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. While WE would typically follow the normalization accounting method and utilize the tax benefits of the deferred tax liabilities in rate-making as an offset to rate base, benefiting customers over time, the federal tax code does allow for passing these tax repair-related benefits to ratepayers much sooner using the flow through accounting method. The flow through treatment of the repair-related deferred tax liabilities offset the negative income statement impact of holding the regulatory assets level, resulting in no change to net income.

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

Liquefied Natural Gas Facilities

In November 2019, WE and WG filed a joint application with the PSCW requesting approval for each company to construct its own LNG facility. If approved, each facility would provide one billion cubic feet of natural gas supply to meet peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. Commercial operation of the LNG facilities is targeted for the end of 2023.

03/31/2020 Form 10-Q	31	WEC Energy Group, Inc.

Solar Generation Projects

In August 2019, WE, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of the output of this project. WE's share of the cost of this project is estimated to be $130 million. The PSCW issued a written order approving the acquisition of this project on March 6, 2020.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2020, PGL filed its 2019 reconciliation with the ICC, which, along with the 2018, 2017, and 2016 reconciliations, are still pending.

As of March 31, 2020, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Michigan Gas Utilities Corporation

2021 Rate Application

On February 3, 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU has decided that it will not be filing a rate case during the COVID-19 pandemic and will re-evaluate the timing of the rate filing at a later date.

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard allows entities who are customers in hosting arrangements that are service contracts to apply the existing internal-use software guidance to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The guidance specifies classification for capitalizing implementation costs and related amortization expense within the financial statements and requires additional disclosures. The adoption of ASU 2018-15, effective January 1, 2020, did not have a significant impact on our financial statements and related disclosures.

Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans. The pronouncement modifies the disclosure requirements for defined benefit pension and OPEB plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented. The guidance will be effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. We are currently evaluating the effects of this pronouncement on the notes to our financial statements.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated

03/31/2020 Form 10-Q	32	WEC Energy Group, Inc.

group. The guidance will be effective for annual and interim periods beginning after December 15, 2020. We will adopt the new standard effective January 1, 2021, and do not expect the adoption to have a material impact on our financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

03/31/2020 Form 10-Q	33	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2019 Annual Report on Form 10-K.

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

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead Wind Energy LLC (Thunderhead), a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska. In January 2020, WECI signed an agreement to acquire an 80% ownership interest in Blooming Grove Wind Energy Center LLC (Blooming Grove), a 250 MW wind generating facility under construction in McLean County, Illinois. In February 2020, WECI agreed to acquire an additional 10% ownership interest in both Thunderhead and Blooming Grove. See Note 2, Acquisitions, for more information.

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

As part of our commitment to invest in zero-carbon generation, we have received approval to invest in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to construct two solar projects in Wisconsin. Badger Hollow Solar Farm I (Badger Hollow I) is located in Iowa County, Wisconsin, and the Two Creeks Solar Project (Two Creeks) is located in Manitowoc County, Wisconsin. Once constructed, WPS will own 100 MW of the output of each project for a total of 200 MW. The Public Service Commission of Wisconsin (PSCW) approved the acquisition of these two projects in April 2019. Construction began at Two Creeks and Badger Hollow I in August 2019 and October 2019, respectively. Commercial operation for Two Creeks and Badger Hollow I is targeted for December 2020 and April 2021, respectively. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to acquire an ownership interest in a proposed solar project, Badger Hollow Solar Farm II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of the output of this project. The PSCW issued a written order approving the acquisition of this project in March 2020.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, in 2019, WE constructed 5 MW of solar generation and expects to construct more than that in 2020. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

03/31/2020 Form 10-Q	34	WEC Energy Group, Inc.

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

Reliability

We have made significant reliability-related investments in recent years, and plan to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies and WPS being recognized in 2019 by PA Consulting Group, an independent consulting firm, for superior reliability of their electric delivery networks. This was the ninth consecutive year that We Energies has been named the most reliable utility in the Midwest and the first time WPS has been recognized.

Below are a few examples of reliability projects that are proposed or currently underway.

•
Subject to PSCW approval, WE plans to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

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

We continue to focus on integrating the resources of all our businesses and finding the best and most efficient processes while meeting all applicable legal and regulatory requirements. We also strive to provide the best value to our customers and shareholders by embracing constructive change, leveraging capabilities and expertise, and using creative solutions to meet or exceed our customers' expectations.

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, a growing dividend, and quality credit ratings.

03/31/2020 Form 10-Q	35	WEC Energy Group, Inc.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, equipment, and entire business units, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 2, Acquisitions, for information about our acquisitions or planned acquisitions of portions of wind energy generation facilities in Illinois and Nebraska.

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

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by demonstrating personal responsibility for results, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

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

03/31/2020 Form 10-Q	36	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2020 with the first quarter of 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Change Related to We Power Lease	Remaining Change B (W)
Wisconsin	$426.8	$361.8	$65.0	$40.7	$(0.7)	$25.0
Illinois	161.6	137.9	23.7	—	—	23.7
Other states	37.4	41.5	(4.1)	—	—	(4.1)
Non-utility energy infrastructure	91.5	92.7	(1.2)	—	—	(1.2)
Corporate and other	(4.2)	(3.9)	(0.3)	—	—	(0.3)
Reconciling eliminations	(86.5)	(87.2)	0.7	—	0.7	—
Total operating income	626.6	542.8	83.8	40.7	—	43.1
Equity in earnings of transmission affiliates	39.8	36.1	3.7	—	—	3.7
Other income, net	5.6	30.9	(25.3)	—	—	(25.3)
Interest expense	129.4	124.4	(5.0)	—	—	(5.0)
Income before income taxes	542.6	485.4	57.2	40.7	—	16.5
Income tax expense	90.0	65.0	(25.0)	(40.7)	—	15.7
Preferred stock dividends of subsidiary	0.3	0.3	—	—	—	—
Net loss attributed to noncontrolling interests	0.2	—	0.2	—	—	0.2
Net income attributed to common shareholders	$452.5	$420.1	$32.4	$—	$—	$32.4

Diluted earnings per share	$1.43	$1.33	$0.10

Earnings increased $32.4 million during the first quarter of 2020, compared with the same quarter in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the first quarter of 2019. WE was flowing through the tax benefit of its repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholders. See Note 21, Regulatory Environment, for more information on the flow through of tax repairs.

The significant factors impacting the $32.4 million increase in earnings were:

•
A $25.0 million remaining increase in operating income at the Wisconsin segment, driven by a net increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This increase in margins is net of the amounts returned to customers related to the unprotected deferred tax benefits from the Tax Legislation. The negative impact on margins from the return of these tax savings to customers was offset by a reduction to income tax expense. See Note 21, Regulatory Environment, for more information on the Wisconsin rate orders. Also contributing to the increase in operating income was lower operating expenses, primarily due to a decrease in deferred compensation costs during the first quarter of 2020, along with a positive quarter-over-quarter impact from collections of fuel and purchased power costs compared with costs approved in rates. These increases in operating income were partially offset by a decrease in electric and natural gas margins from lower sales volumes, driven by warmer winter weather during the first quarter of 2020, compared with the same quarter in 2019.

•
A $23.7 million increase in operating income at the Illinois segment, driven by lower operating expenses. Natural gas maintenance costs decreased during the first quarter of 2020, which reflects the benefit of a warmer than normal first quarter of 2020

03/31/2020 Form 10-Q	37	WEC Energy Group, Inc.

compared with the colder than normal first quarter of 2019. Higher natural gas margins at PGL due to continued capital investment in the SMP project under its QIP rider also contributed to the increase in operating income.

•
A $15.7 million remaining decrease in income tax expense, primarily driven by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in accordance with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The decrease in income tax expense from this amortization was offset in operating income at the Wisconsin segment. See Note 21, Regulatory Environment, for more information on the Wisconsin rate orders.

These increases in earnings were partially offset by:

•
A $25.3 million decrease in other income, net, primarily driven by net losses on the investments held in the Integrys rabbi trust during the first quarter of 2020, compared with net gains during the same quarter in 2019. These investment gains and losses partially offset the changes in benefits costs related to deferred compensation, which are included in operating income. See Note 11, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•	A $5.0 million increase in interest expense, driven by higher long-term debt balances during the first quarter of 2020, primarily used to fund capital investments.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies.  Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the first quarter of 2020 and 2019 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

03/31/2020 Form 10-Q	38	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Electric revenues	$1,038.2	$1,066.6	$(28.4)
Fuel and purchased power	300.8	338.8	38.0
Total electric margins	737.4	727.8	9.6

Natural gas revenues	460.7	566.8	(106.1)
Cost of natural gas sold	236.5	352.6	116.1
Total natural gas margins	224.2	214.2	10.0

Total electric and natural gas margins	961.6	942.0	19.6

Other operation and maintenance	330.8	392.7	61.9
Depreciation and amortization	165.4	151.0	(14.4)
Property and revenue taxes	38.6	36.5	(2.1)
Operating income	$426.8	$361.8	$65.0

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$138.3	$176.1	$37.8
Transmission (1)	129.8	105.8	(24.0)
We Power (2)	30.3	35.9	5.6
Regulatory amortizations and other pass through expenses (3)	32.4	44.4	12.0
Transmission expense related to the flow through of tax repairs (4)	—	15.3	15.3
Transmission expense related to Tax Legislation (5)	—	15.2	15.2
Total other operation and maintenance	$330.8	$392.7	$61.9

(1)
Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2020 and 2019, $121.0 million and $118.6 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)
Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the first quarter of 2020 and 2019, $35.1 million and $30.8 million, respectively, of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)
Represents additional transmission expense recorded in 2019 associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)
Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance. Since our transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

03/31/2020 Form 10-Q	39	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	2,681.1	2,810.7	(129.6)
Small commercial and industrial *	3,096.9	3,181.1	(84.2)
Large commercial and industrial *	3,008.9	3,086.8	(77.9)
Other	42.5	45.0	(2.5)
Total retail *	8,829.4	9,123.6	(294.2)
Wholesale	742.5	843.7	(101.2)
Resale	1,996.4	1,355.5	640.9
Total sales in MWh *	11,568.3	11,322.8	245.5

*	Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	492.4	576.5	(84.1)
Commercial and industrial	291.5	338.1	(46.6)
Total retail	783.9	914.6	(130.7)
Transport	428.6	431.2	(2.6)
Total sales in therms	1,212.5	1,345.8	(133.3)

	Three Months Ended March 31
	Degree Days
Weather	2020	2019	B (W)
WE and WG (1)
Heating (3,319 Normal)	2,925	3,483	(16.0)%

WPS (2)
Heating (3,704 Normal)	3,368	3,841	(12.3)%

UMERC (3)
Heating (4,018 Normal)	3,673	4,304	(14.7)%

(1)	Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)	Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $9.6 million during the first quarter of 2020, compared with the same quarter in 2019. The significant factors impacting the higher electric utility margins were:

•
A $25.4 million increase in margins associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities in 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•
A $13.5 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections

03/31/2020 Form 10-Q	40	WEC Energy Group, Inc.

of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•
A $5.3 million increase related to Tilden, who owns an iron ore mine located in the Upper Peninsula of Michigan. Prior to the transfer of the mine as a full requirements customer of WE to UMERC as of April 1, 2019, the margin from the mine was being deferred for the benefit of Wisconsin retail electric customers, as ordered by the PSCW. On March 31, 2019, when the new natural gas-fired generating units began commercial operation, a new 20 year agreement with Tilden became effective under which Tilden began purchasing electric power from UMERC. Half of the cost of the generation solution is being recovered from Tilden under this new agreement.

These increases in margins were partially offset by:

•
A $19.7 million decrease related to lower retail sales volumes, driven by warmer winter weather during the first quarter of 2020, compared with the same quarter in 2019. As measured by heating degree days, the first quarter of 2020 was 16.0% and 12.3% warmer than the same quarter in 2019 in the Milwaukee area and Green Bay area, respectively.

•
A $12.7 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This decrease in margins includes the impact of the savings from the Tax Legislation, including unprotected tax benefits, that we agreed to return to customers through bill credits or reductions in other regulatory assets.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $10.0 million during the first quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the increase in natural gas utility margins was a $33.2 million increase related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, and includes the impact of the savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers. This increase was partially offset by a $24.8 million decrease in margins from lower sales volumes, driven by warmer winter weather during the first quarter of 2020, compared with the same quarter in 2019.

Operating Income

Operating income at the Wisconsin segment increased $65.0 million during the first quarter of 2020, compared with the same quarter in 2019. This increase was driven by $45.4 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), and the $19.6 million increase in margins discussed above.

The significant factors impacting the decrease in operating expenses during the first quarter of 2020, compared with the same quarter in 2019, were:

•	A $20.1 million decrease in benefit costs, primarily related to lower deferred compensation costs during the first quarter of 2020.

•
A $15.3 million decrease in transmission expense related to the flow through of tax repairs in 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•
A $15.2 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•	A $12.0 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•	A $9.0 million decrease in electric and natural gas distribution expenses during the first quarter of 2020, partially driven by lower maintenance and storm restoration expense.

•	A $5.6 million decrease in other operation and maintenance expense related to the We Power leases as discussed in the notes under the other operation and maintenance table above.

03/31/2020 Form 10-Q	41	WEC Energy Group, Inc.

•	A $2.7 million decrease in other operation and maintenance expense related to our power plants, driven by lower operation and maintenance associated with the retirement of the PIPP in March 2019.

These decreases in operating expenses were partially offset by:

•
A $24.0 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•
A $14.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Natural gas revenues	$447.6	$536.5	$(88.9)
Cost of natural gas sold	126.7	219.8	93.1
Total natural gas margins	320.9	316.7	4.2

Other operation and maintenance	104.1	128.2	24.1
Depreciation and amortization	47.5	44.5	(3.0)
Property and revenue taxes	7.7	6.1	(1.6)
Operating income	$161.6	$137.9	$23.7

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Operation and maintenance not included in the line items below	$68.7	$88.0	$19.3
Riders *	36.1	40.5	4.4
Regulatory amortizations *	(0.7)	(0.4)	0.3
Other	—	0.1	0.1
Total other operation and maintenance	$104.1	$128.2	$24.1

*	These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	380.4	449.0	(68.6)
Commercial and industrial	156.0	174.9	(18.9)
Total retail	536.4	623.9	(87.5)
Transport	329.2	387.9	(58.7)
Total sales in therms	865.6	1,011.8	(146.2)

03/31/2020 Form 10-Q	42	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather *	2020	2019	B (W)
Heating (3,224 Normal)	2,793	3,387	(17.5)%

*	Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $4.4 million impact of the riders referenced in the table above, increased $8.6 million during the first quarter of 2020, compared with the same quarter in 2019. The increase in margins was primarily driven by higher revenues at PGL due to continued capital investment in the SMP project under its QIP rider. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 21, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment increased $23.7 million during the first quarter of 2020, compared with the same quarter in 2019. This increase was driven by the $8.6 million increase in margins discussed above, as well as $15.1 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above.

The significant factors impacting the decrease in operating expenses during the first quarter of 2020, compared with the same quarter in 2019 were:

•	A $10.3 million decrease in natural gas maintenance costs, which reflects the benefit of a warmer than normal first quarter of 2020 compared with the colder than normal first quarter of 2019.

•	A $5.3 million decrease in benefit costs, primarily related to lower pension expense and deferred compensation.

These decreases in operating expenses were partially offset by a $3.0 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the Other States segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Natural gas revenues	$146.4	$185.2	$(38.8)
Cost of natural gas sold	75.2	105.5	30.3
Total natural gas margins	71.2	79.7	(8.5)

Other operation and maintenance	21.7	27.6	5.9
Depreciation and amortization	7.8	6.5	(1.3)
Property and revenue taxes	4.3	4.1	(0.2)
Operating income	$37.4	$41.5	$(4.1)

03/31/2020 Form 10-Q	43	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line item below	$16.2	$18.8	$2.6
Regulatory amortizations and other pass through expenses *	5.5	8.8	3.3
Total other operation and maintenance	$21.7	$27.6	$5.9

*	Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	142.0	172.0	(30.0)
Commercial and industrial	90.3	111.0	(20.7)
Total retail	232.3	283.0	(50.7)
Transport	259.2	228.7	30.5
Total sales in therms	491.5	511.7	(20.2)

	Three Months Ended March 31
	Degree Days
Weather *	2020	2019	B (W)
MERC
Heating (3,988 Normal)	3,745	4,382	(14.5)%

MGU
Heating (3,230 Normal)	2,833	3,298	(14.1)%

*
Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins decreased $8.5 million during the first quarter of 2020, compared to the same quarter last year. The decrease was primarily driven by lower sales volumes as a result of warmer weather in the first quarter of 2020 as compared to the same period in 2019.

Operating Income

Operating income at the other states segment decreased $4.1 million during the first quarter of 2020, compared to the same quarter last year. This decrease was driven by the $8.5 million decrease in margins discussed above, partially offset by a $4.4 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The decrease in operating expenses was driven by efforts to control costs, partially offset by an increase in depreciation and amortization.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Operating income	$91.5	$92.7	$(1.2)

03/31/2020 Form 10-Q	44	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Operating loss	$(4.2)	$(3.9)	$(0.3)

Electric Transmission Segment Operations

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Equity in earnings of transmission affiliates	$39.8	$36.1	$3.7

Earnings from our ownership interests in transmission affiliates increased $3.7 million during the first quarter of 2020, compared with the same quarter in 2019, primarily due to continued capital investment by ATC.

Consolidated Other Income, Net

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Gains (losses) from investments held in rabbi trust	$(13.3)	$9.3	$(22.6)
Non-service components of net periodic benefit costs	12.6	8.3	4.3
AFUDC – Equity	4.2	4.9	(0.7)
Other, net	2.1	8.4	(6.3)
Other income, net	$5.6	$30.9	$(25.3)

Other income, net decreased $25.3 million during the first quarter of 2020, compared with the same quarter in 2019. The decrease was primarily driven by net losses on the investments held in the Integrys rabbi trust during the first quarter of 2020, compared with net gains during the same quarter in 2019. These investment gains and losses partially offset the changes in benefits costs related to deferred compensation, which are included in operating income. See Note 11, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

Consolidated Interest Expense

	Three Months Ended March 31
(in millions)	2020	2019	B (W)
Interest expense	$129.4	$124.4	$(5.0)

Interest expense increased $5.0 million during the first quarter of 2020, compared with the same quarter in 2019, primarily due to higher long-term debt balances. The increase in long-term debt balances is primarily related to continued capital investments.

Consolidated Income Tax Expense

	Three Months Ended March 31
	2020	2019	B (W)
Effective tax rate	16.6%	13.4%	(3.2)%

Our effective tax rate increased by 3.2% during the first quarter of 2020, compared with the same quarter in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the first quarter of 2019, in connection with the 2017 Wisconsin rate settlement. This increase in our effective tax rate was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impacts from both of these items were offset in operating income at the Wisconsin segment. See Note 10, Income Taxes, and Note 21, Regulatory Environment, for more information.

We expect our 2020 annual effective tax rate to be between 16% and 17%, which includes an estimated 4% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 20% and 21%.

03/31/2020 Form 10-Q	45	WEC Energy Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$690.5	$735.7	$(45.2)
Investing activities	(463.0)	(606.6)	143.6
Financing activities	(244.1)	(186.1)	(58.0)

Operating Activities

Net cash provided by operating activities decreased $45.2 million during the first quarter of 2020, compared with the same quarter in 2019, driven by:

•
A $52.2 million decrease in cash related to lower overall collections from customers, primarily due to lower sales volumes driven by warmer winter weather during the first quarter of 2020, compared with the same quarter in 2019.

•
A $24.2 million decrease in cash related to higher payments for environmental remediation from work completed on former manufactured gas plant sites during the first quarter of 2020, compared with the same quarter in 2019.

•	A $19.5 million decrease in cash due to an increase in payments for interest related to higher long-term debt balances during the first quarter of 2020, compared with the same quarter in 2019.

•
A $14.2 million decrease in cash due to higher collateral requirements during the first quarter of 2020, compared with the same quarter in 2019, driven by funding for both open natural gas contracts and settled natural gas contracts.

These decreases in net cash provided by operating activities were partially offset by:

•
A $56.2 million increase in cash from lower payments for other operation and maintenance expenses. During the first quarter of 2020, our payments were lower for benefits, electric and natural gas distribution expenses, and maintenance related to our power plants, compared with the same quarter in 2019.

•
An $11.4 million increase in cash related to $11.2 million of income taxes received during the first quarter of 2020, compared with $0.2 million of income taxes paid during the same quarter in 2019. This increase in cash was primarily due to a state income tax refund received in January 2020.

Investing Activities

Net cash used in investing activities decreased $143.6 million during the first quarter of 2020, compared with the same quarter in 2019, driven by:

•
The acquisition of an 80% ownership interest in Upstream in January 2019 for $268.2 million, which is net of cash and restricted cash acquired of $9.2 million. See Note 2, Acquisitions, for more information.

•	A $16.9 million increase in proceeds from the sale of investments held in the rabbi trust during the first quarter of 2020, compared with the same quarter of 2019.

This decrease in net cash used in investing activities was partially offset by:

•	A $137.3 million increase in cash paid for capital expenditures during the first quarter of 2020, compared with the same quarter in 2019, which is discussed in more detail below.

03/31/2020 Form 10-Q	46	WEC Energy Group, Inc.

•	A $9.3 million decrease in proceeds from the sale of assets during the first quarter of 2020, compared with the same quarter in 2019.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2020	2019	Change in 2020 Over 2019
Wisconsin	$303.7	$232.6	$71.1
Illinois	146.9	101.4	45.5
Other states	39.1	13.7	25.4
Non-utility energy infrastructure	2.0	8.1	(6.1)
Corporate and other	4.4	3.0	1.4
Total capital expenditures	$496.1	$358.8	$137.3

The increase in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2020, compared with the same quarter in 2019, was primarily driven by the implementation of our AMI program and upgrades to WE's electric distribution system during the first quarter of 2020. These increases in cash paid for capital expenditures were partially offset by a decrease in cash paid for capital expenditures related to construction of the new natural gas-fired generation facility in the Upper Peninsula of Michigan, as this facility became commercially operational on March 31, 2019, and an information technology project created to improve WE's and WG's billing, call center, and credit collection functions during the first quarter of 2019.

The increase in cash paid for capital expenditures at the Illinois segment during the first quarter of 2020, compared with the same quarter in 2019, was driven by an increase in facilities projects, upgrading of automated meter reading devices, dehydration system upgrades at the Manlove Gas Storage Field, and meter replacements during the first quarter of 2020.

The increase in cash paid for capital expenditures at the Other States segment during the first quarter of 2020, compared with the same quarter in 2019, was primarily driven by an increase in AMI expenditures during the first quarter of 2020.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities increased $58.0 million during the first quarter of 2020, compared with the same quarter in 2019, driven by:

•	A $350.0 million decrease in cash due to the issuance of long-term debt during the first quarter of 2019. We did not issue any long-term debt during the first quarter of 2020.

•	A $48.7 million decrease in cash related to higher net repayments of commercial paper during the first quarter of 2020, compared with the same quarter in 2019.

•	A $16.6 million decrease in cash from stock options exercised during the first quarter of 2020, compared with the same quarter in 2019.

•
A $13.3 million decrease in cash due to higher dividends paid on our common stock during the first quarter of 2020, compared with the same quarter in 2019. In January 2020, our Board of Directors increased our quarterly dividend by $0.0425 per share (7.2%) effective with the March 2020 dividend payment.

These decreases in cash were partially offset by:

•
A $340.0 million increase in cash due to the issuance of a 364-day term loan during the first quarter of 2020, to enhance our liquidity position in response to the COVID-19 pandemic. See Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019, for additional information.

03/31/2020 Form 10-Q	47	WEC Energy Group, Inc.

•
A $30.3 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during the first quarter of 2020, compared with the same quarter in 2019, to satisfy requirements of our stock-based compensation plans.

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

We currently have access to the capital markets and have been able to generate funds both internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash. See Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic.

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. In March 2020, in order to enhance our liquidity position in response to the COVID-19 pandemic and the ensuing volatility in the commercial paper market, WEC Energy Group entered into a $340 million 364-day term loan, which was used to pay down commercial paper. See Note 7, Short-Term Debt and Lines of Credit, for more information about these credit agreements.

The following table shows our capitalization structure as of March 31, 2020, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,344.1	$10,594.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	11,889.0	11,639.0
Short-term debt	827.2	827.2
Total capitalization	$23,090.7	$23,090.7

Total debt	$12,716.2	$12,466.2

Ratio of debt to total capitalization	55.1%	54.0%

Included in long-term debt on our balance sheet as of March 31, 2020, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

03/31/2020 Form 10-Q	48	WEC Energy Group, Inc.

Working Capital

As of March 31, 2020, our current liabilities exceeded our current assets by $1.0 billion. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

If we are unable to successfully take actions to manage any impacts from the COVID-19 pandemic and/or any additional adverse impacts of the Tax Legislation as a result of additional interpretations, regulations, amendments or technical corrections, these potential impacts could result in credit rating agencies placing our or our subsidiaries’ credit ratings on negative outlook or additional downgrading of our or our subsidiaries' credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us and our subsidiaries to issue future debt securities and certain other types of financing and could increase borrowing costs under our and our subsidiaries’ credit facilities.

See Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019, for additional information.

Capital Requirements

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, impacts from the Tax Legislation, additional changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, and the COVID-19 pandemic. Our estimated capital expenditures and acquisitions for the next three years are as follows:

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

03/31/2020 Form 10-Q	49	WEC Energy Group, Inc.

As part of our commitment to invest in zero-carbon generation, we have received approval to invest in 300 MW of utility-scale solar within our Wisconsin segment. WPS has partnered with an unaffiliated utility to construct two solar projects in Wisconsin. Badger Hollow I is located in Iowa County, Wisconsin, and Two Creeks is located in Manitowoc County, Wisconsin. Once constructed, WPS will own 100 MW of the output of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be $256 million. Construction began at Two Creeks and Badger Hollow I in August 2019 and October 2019, respectively. Commercial operation for Two Creeks and Badger Hollow I is targeted for December 2020 and April 2021, respectively. WE has partnered with an unaffiliated utility to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of the output of this project. WE's share of the cost of this project is estimated to be $130 million. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

Subject to PSCW approval, WE plans to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. The cost of the project is estimated to be between $174-$180 million. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

WE and WG each plan to construct their own LNG facility. Subject to PSCW approval, each facility will provide approximately one billion cubic feet of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. Commercial operation for the LNG facilities is targeted for the end of 2023.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2022 is between $280 million and $300 million.

The non-utility energy infrastructure line item in the table above includes WECI's planned investment in Thunderhead and Blooming Grove. See Note 2, Acquisitions, for more information on these wind projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $90 million from 2020 through 2022. We do not expect to make any contributions to ATC Holdco during that period.

See Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019, for additional information on the potential impacts to our capital projects as a result of the COVID-19 pandemic.

Common Stock Dividends

Our current quarterly dividend rate is $0.6325 per share, which equates to an annual dividend of $2.53 per share. For information related to our most recent common stock dividend declared, see Note 6, Common Equity.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the three months ended March 31, 2020.

03/31/2020 Form 10-Q	50	WEC Energy Group, Inc.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2019 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Potential Impacts of Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in our service territories), and business shutdowns. Such measures have significantly disrupted economic activity in our service territories and have caused disruptions and volatility in the capital markets.

Liquidity and Financial Markets

Volatility and uncertainty in the financial markets and global economy have impacted us in a number of ways. Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal Reserve implemented certain measures, including a reduction in its benchmark Federal Funds rate and the establishment of various programs to restore liquidity and stability into the short-term funding markets. These measures have had a mitigating effect on commercial paper rates and availability. In addition, the initial disruption in the long-term debt markets as a result of the COVID-19 pandemic has subsided.

In response to the factors discussed above, we have taken several steps to enhance our liquidity position. In March 2020, we entered into a $340 million, 364-day term loan, which was used to pay down commercial paper. Also, while not directly related to COVID-19, in April 2020, MGU and MERC issued a total of $110 million of senior notes in private placement transactions. Our overall liquidity position remains strong. As of March 31, 2020, we had available credit facilities in the amount of $2.3 billion, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were well funded at December 31, 2019, with total plan assets exceeding total benefit obligations by $204.3 million. The recent volatility in global capital markets resulted in an approximate $397 million decrease in the value of long-term investments held in our pension and OPEB plan trusts during the quarter ended March 31, 2020. This decline in the value of the plan assets could result in higher pension and OPEB expense and additional future funding requirements.

We could also see earnings volatility associated with certain other benefit plans that we maintain, primarily related to performance units that we grant to certain employees, and our deferred compensation plans. Certain of the liabilities associated with the deferred compensation plans are indexed to mutual funds and our common stock, and the liabilities associated with outstanding performance units are indexed to our common stock. These liabilities are marked to fair value through earnings each period, with earnings increasing as market prices decrease. Earnings volatility associated with our deferred compensation plans is partially mitigated by investments we hold in a rabbi trust.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. The economic disruption caused by the COVID-19 pandemic, including rising unemployment rates and the closing of non-essential businesses, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements. In addition, see Note 21, Regulatory Environment, for information on certain regulatory actions that are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

03/31/2020 Form 10-Q	51	WEC Energy Group, Inc.

Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place.
Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WG, and WPS in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. In addition, in a March 24, 2020 order, the PSCW authorized the deferral of credit losses at WE, WG, and WPS for commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the actions WE, WG, and WPS have been required to take to ensure essential utility services are available to customers during the public health emergency. Furthermore, pursuant to an April 15, 2020 order addressing certain impacts of the COVID-19 pandemic, the MPSC authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. See Note 21, Regulatory Environment, for more information.

Loss of Business

We are beginning to see a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they are experiencing lower demand for their products and services, or have been prohibited from operating, as a result of the public health emergencies that have been declared across our service territories related to the COVID-19 pandemic. The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 public health emergency and the ability of our customers to resume normal operations.

Based on market conditions and disruptions in manufacturing and steel production due to the impact of COVID-19, our largest customer, the Tilden mine, temporarily idled production at the end of April. Tilden currently plans to restart the mine in July 2020. UMERC’s natural gas-fired generation facilities began commercial operation effective March 31, 2019, and the total cost was approximately $255 million including AFUDC. Through an agreement between UMERC and Tilden, Tilden is responsible for 50% of the cost of these generation facilities and all of the operation and maintenance expense incurred at these facilities, whether or not the mine is operating. Because Tilden remains responsible for these costs, we do not believe its temporary shut-down will have a significant impact on our results of operations.

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the outbreak continues for an extended period of time and significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

The timing of our utility-scale solar projects under construction may also be impacted as a result of the COVID-19 pandemic. Regarding our Badger Hollow I solar project, the parties have tentatively agreed to delay the expected commercial operation date from December 2020 to April 2021 so that near term staffing increases can be minimized in light of state mandated COVID-19 orders. There is currently no change to the expected in service date of the Two Creeks solar project. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken enhanced precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote work policies where appropriate. We have activated an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols are being implemented for field employees who must travel to customer premises in order to protect these employees, our customers, and the public. We have modified or delayed our services to ensure compliance with social distancing recommendations until contact between our employees and customers is deemed safe.

03/31/2020 Form 10-Q	52	WEC Energy Group, Inc.

All of these safety measures have caused us to incur additional costs, and depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

Each of the states in which our regulated utilities operate has declared a public health emergency and has issued shelter-in-place orders in response to the COVID-19 pandemic. Our utilities have taken actions to ensure that essential utility services are available to customers in their service territories during the declared public health emergencies. We have received written orders from the PSCW, the ICC, and the MPSC regarding certain measures to be taken in Wisconsin, Illinois, and Michigan, respectively. See Note 21, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

MERC has also voluntarily taken actions in its service territory to ensure that customers will continue to receive utility services. These actions include, but are not limited to, temporarily suspending disconnections and late payment fees for certain customer classes during the COVID-19 public health emergency.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2019 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB Accounting Standards Codification. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to specific orders or by a generic order issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities.

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•
Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of March 31, 2020, we had not received any significant disallowances of the costs incurred for this project. WPS and MERC received approval to recover these costs in their most recent rate orders; however, the costs incurred for this project in our other regulatory jurisdictions are still subject to approval by the applicable regulators.

•
In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2020, PGL filed its 2019 reconciliation with the ICC, which, along with the 2018, 2017, and 2016 reconciliations, are still pending. As of March 31, 2020, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 21, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

03/31/2020 Form 10-Q	53	WEC Energy Group, Inc.

Environmental Matters

See Note 19, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In 2018 and 2019, the PSCW and the MPSC issued written orders regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin and Michigan, respectively. The various remaining impacts of the Tax Legislation on our Wisconsin operations were addressed in the rate orders issued by the PSCW in December 2019. See Note 21, Regulatory Environment, for more information on these rate orders. The MPSC also approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation. In addition, the ICC approved the Variable Income Tax Adjustment Rider in Illinois during April 2018, and, in Minnesota, the Minnesota Public Utilities Commission included the various impacts of the Tax Legislation in MERC's final 2018 rate order.

In July 2019, the FERC approved WPS's revised formula rate tariff, which incorporated the impacts of the Tax Legislation. We are also working with the FERC to modify WE's formula rate tariff for the impacts of the Tax Legislation, and we expect to receive FERC approval for WE's modified tariff in 2020.

American Transmission Company Allowed Return on Equity Complaints

On November 21, 2019, the FERC issued an order (November 2019 Order) related to the methodology used to calculate the base ROE for all MISO transmission owners, including ATC. Based on this order, the FERC expanded its base ROE methodology to include the capital-asset pricing model in addition to the discounted cash flow model to better reflect how investors make their investment decisions. The FERC's modified methodology will reduce the base ROE that ATC is allowed to collect on a going-forward basis, as discussed below. Various parties have requested a rehearing by the FERC of the November 2019 Order in its entirety.

First Return on Equity Complaint

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In September 2016, the FERC issued an order requiring MISO transmission owners to collect a reduced base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The FERC then issued the November 2019 Order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. The November 2019 Order further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88%, effective as of September 28, 2016 and prospectively. The November 2019 Order also continued to allow the collection of the 0.5% ROE incentive adder, which only applies to revenues collected after January 6, 2015. In addition, ATC is required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through November 21, 2019. As a result, ATC will provide WE and WPS with refunds related to the transmission costs they paid during the two refund periods, and these refunds will be applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

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

03/31/2020 Form 10-Q	54	WEC Energy Group, Inc.

to have a material impact on our financial statements or results of operations in the future. In addition, WE and WPS would be entitled to receive a portion of the refund from ATC for the benefit of their customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2019 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Potential Impacts of Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2020 Form 10-Q	55	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2019 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak, and the Illinois state agencies to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an Agreed Interim Order with the State of Illinois in October 2017 and a First Amended Agreed Interim Order in September 2019 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively, including the submittal of a GMZ application, which PGL submitted to the IEPA in August 2019. The GMZ application is being reviewed by the IEPA staff. A supplemental filing was sent to the IEPA in December 2019.

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

ITEM 1A. RISK FACTORS

The following risk factor is added to those disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K.

The recent COVID-19 outbreak could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in our service territories), and business shutdowns.

Such measures have significantly disrupted economic activity in our service territories and have caused disruptions and volatility in the capital markets. In addition, our utility subsidiaries have temporarily suspended disconnections for non-payment by certain customer classes. The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us and our subsidiaries, including reduced demand for energy, particularly from commercial and industrial customers; impairment of goodwill or long-lived assets; decreased revenue due to the

03/31/2020 Form 10-Q	56	WEC Energy Group, Inc.

inability to collect late fees; increased bad debt expense; impairment of our and our subsidiaries' ability to develop, construct, and operate facilities; and impaired ability to successfully access funds from credit and capital markets.

Effects of COVID-19 on the U.S. capital markets may significantly impact us and our subsidiaries. For example, the costs related to our pension and other post-retirement benefit plans are based in part on the value of the plans’ assets. Adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase our plan costs and funding requirements. Similarly, we rely on access to the capital markets to fund some of our operations and capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

We have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols are being implemented for required work in the field and within customer premises to protect our employees, customers, and the public.

Despite our efforts to manage the impacts of the COVID-19 pandemic, the extent to which COVID-19 may affect us depends on factors beyond our knowledge or control. Therefore, we are currently unable to determine what impact the COVID-19 pandemic may have on our business plans and operations, liquidity, financial condition, and results of operations, but will continue to monitor COVID-19 developments and modify our plans as conditions change.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

2020	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	29,394	$91.43	—	$—
February 1 – February 29	—	—	—	—
March 1 – March 31	—	—	—	—
Total *	29,394	$91.43	—

*	All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

03/31/2020 Form 10-Q	57	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
3	Articles of Incorporation and By-laws
	3.1	Bylaws of WEC Energy Group, Inc., as amended effective April 16, 2020. (Exhibit 3.1 to WEC Energy Group's 4/20/20 Form 8-K.)

10	Material Contracts
	10.1	Letter Agreement by and between WEC Energy Group, Inc. and Scott J. Lauber, dated March 31, 2020. (Exhibit 10.1 to WEC Energy Group's 04/02/2020 Form 8-K.)

	10.2	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 04/02/2020 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2020 Form 10-Q	58	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 7, 2020	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2020 Form 10-Q	59	WEC Energy Group, Inc.