Form 10-Q
period 2020-06-30
WEC ENERGY GROUP, INC.
filed 2020-08-06
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

        Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2020):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2020

06/30/2020 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone

06/30/2020 Form 10-Q	ii	WEC Energy Group, Inc.

MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Farm I
Badger Hollow II	Badger Hollow Solar Farm II
Blooming Grove	Blooming Grove Wind Energy Center LLC
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Rights
GUIC	Gas Utility Infrastructure Costs
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Natural Gas System Modernization Program
SPR	COVID-19 Special Purpose Rider
SSR	System Support Resource
Tatanka Ridge	Tatanka Ridge Wind LLC
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
Tilden	Tilden Mining Company
Two Creeks	Two Creeks Solar Project
WHO	World Health Organization

06/30/2020 Form 10-Q	iii	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in this report and our 2019 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political developments, unusual weather, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of the COVID-19 pandemic on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including the Tax Legislation as well as those that affect our ability to use production tax credits and investment tax credits;

•Federal and state legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•Factors affecting the implementation of our CO2 emission reduction goals and generation reshaping plan, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing projects;

•The financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases;

•The risks associated with changing commodity prices, particularly natural gas and electricity, and the availability of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric

06/30/2020 Form 10-Q	1	WEC Energy Group, Inc.

generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global credit markets, our capitalization structure, and market perceptions of the utility industry, us, or any of our subsidiaries;

•Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate;

•Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•The direct or indirect effect on our business resulting from terrorist attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

•Restrictions imposed by various financing arrangements and regulatory requirements on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances, that could prevent us from paying our common stock dividends, taxes, and other expenses, and meeting our debt obligations;

•The risk of financial loss, including increases in bad debt expense, associated with the inability of our customers, counterparties, and affiliates to meet their obligations;

•Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including participants in the energy trading markets and fuel suppliers and transporters;

•The financial performance of ATC and its corresponding contribution to our earnings;

•The investment performance of our employee benefit plan assets, as well as unanticipated changes in related actuarial assumptions, which could impact future funding requirements;

•Factors affecting the employee workforce, including loss of key personnel, internal restructuring, work stoppages, and collective bargaining agreements and negotiations with union employees;

•Advances in technology, and related legislation or regulation supporting the use of that technology, that result in competitive disadvantages and create the potential for impairment of existing assets;

•The risk associated with the values of goodwill and other intangible assets and their possible impairment;

•Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely or within budgets, and legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's public utility holding company law;

•The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both integrating and continuing to consolidate our enterprise systems;

•The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

We expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

06/30/2020 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2020	2019	2020	2019
Operating revenues	$1,548.7	$1,590.2	$3,657.3	$3,967.6

Operating expenses
Cost of sales	444.5	491.9	1,179.2	1,501.5
Other operation and maintenance	473.1	503.6	928.8	1,054.2
Depreciation and amortization	242.5	229.9	481.6	456.3
Property and revenue taxes	49.8	50.2	102.3	98.2
Total operating expenses	1,209.9	1,275.6	2,691.9	3,110.2

Operating income	338.8	314.6	965.4	857.4

Equity in earnings of transmission affiliates	52.9	36.9	92.7	73.0
Other income, net	28.6	23.6	34.2	54.5
Interest expense	124.4	124.1	253.8	248.5
Other expense	(42.9)	(63.6)	(126.9)	(121.0)

Income before income taxes	295.9	251.0	838.5	736.4
Income tax expense	53.8	15.2	143.8	80.2
Net income	242.1	235.8	694.7	656.2

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net (income) loss attributed to noncontrolling interests	(0.2)	0.2	—	0.2
Net income attributed to common shareholders	$241.6	$235.7	$694.1	$655.8

Earnings per share
Basic	$0.77	$0.75	$2.20	$2.08
Diluted	$0.76	$0.74	$2.19	$2.07

Weighted average common shares outstanding
Basic	315.4	315.4	315.4	315.4
Diluted	316.5	316.7	316.6	316.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2020	2019	2020	2019
Net income	$242.1	$235.8	$694.7	$656.2

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative losses, net of tax benefits of $(0.3), $(0.9), $(1.6), and $(1.3), respectively	(0.8)	(2.3)	(4.2)	(3.5)
Reclassification of net loss (gains) to net income, net of tax	0.4	(0.3)	0.5	(0.6)
Cash flow hedges, net	(0.4)	(2.6)	(3.7)	(4.1)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.2	—	0.5	0.1

Other comprehensive loss, net of tax	(0.2)	(2.6)	(3.2)	(4.0)

Comprehensive income	241.9	233.2	691.5	652.2

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive (income) loss attributed to noncontrolling interests	(0.2)	0.2	—	0.2
Comprehensive income attributed to common shareholders	$241.4	$233.1	$690.9	$651.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$13.3	$37.5
Accounts receivable and unbilled revenues, net of reserves of $164.7 and $140.0, respectively	957.9	1,176.5
Materials, supplies, and inventories	467.7	549.8
Prepayments	210.3	261.8
Other	64.2	68.0
Current assets	1,713.4	2,093.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,157.5 and $8,878.7, respectively	24,171.8	23,620.1
Regulatory assets	3,510.4	3,506.7
Equity investment in transmission affiliates	1,744.7	1,720.8
Goodwill	3,052.8	3,052.8
Other	848.9	957.8
Long-term assets	33,328.6	32,858.2
Total assets	$35,042.0	$34,951.8

Liabilities and Equity
Current liabilities
Short-term debt	$1,211.5	$830.8
Current portion of long-term debt	895.0	693.2
Accounts payable	696.6	908.1
Accrued payroll and benefits	161.6	199.8
Other	519.9	550.8
Current liabilities	3,484.6	3,182.7

Long-term liabilities
Long-term debt	10,721.6	11,211.0
Deferred income taxes	3,945.9	3,769.3
Deferred revenue, net	423.7	497.1
Regulatory liabilities	3,968.5	3,992.8
Environmental remediation liabilities	589.4	589.2
Pension and OPEB obligations	322.2	326.2
Other	1,093.4	1,128.9
Long-term liabilities	21,064.7	21,514.5

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,165.0	4,186.6
Retained earnings	6,222.8	5,927.7
Accumulated other comprehensive loss	(7.3)	(4.1)
Common shareholders' equity	10,383.7	10,113.4

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	78.6	110.8
Total liabilities and equity	$35,042.0	$34,951.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2020	2019
Operating activities
Net income	$694.7	$656.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	481.6	456.3
Deferred income taxes and investment tax credits, net	143.5	96.1
Contributions and payments related to pension and OPEB plans	(6.6)	(8.3)
Equity income in transmission affiliates, net of distributions	(20.1)	(9.4)
Change in –
Accounts receivable and unbilled revenues	215.4	267.9
Materials, supplies, and inventories	82.1	87.0
Other current assets	62.5	20.0
Accounts payable	(188.3)	(222.7)
Other current liabilities	(67.2)	(55.1)
Other, net	(18.0)	3.2
Net cash provided by operating activities	1,379.6	1,291.2

Investing activities
Capital expenditures	(1,037.2)	(855.2)
Acquisition of Upstream, net of cash and restricted cash acquired of $9.2	—	(268.2)
Capital contributions to transmission affiliates	(9.0)	(21.9)
Proceeds from the sale of assets and businesses	2.1	30.0
Proceeds from the sale of investments held in rabbi trust	17.1	0.1
Reimbursement for ATC's construction costs	—	32.4
Proceeds from cash surrender value of life insurance	8.3	8.8
Other, net	12.5	7.6
Net cash used in investing activities	(1,006.2)	(1,066.4)

Financing activities
Exercise of stock options	20.3	50.1
Purchase of common stock	(50.3)	(106.3)
Dividends paid on common stock	(399.0)	(372.3)
Issuance of long-term debt	110.0	350.0
Retirement of long-term debt	(418.2)	(17.3)
Issuance of short-term loan	340.0	—
Change in other short-term debt	40.7	(177.4)
Purchase of additional ownership interest in Upstream from noncontrolling interest	(31.0)	—
Other, net	(5.8)	(7.0)
Net cash used in financing activities	(393.3)	(280.2)

Net change in cash, cash equivalents, and restricted cash	(19.9)	(55.4)
Cash, cash equivalents, and restricted cash at beginning of period	82.3	146.1
Cash, cash equivalents, and restricted cash at end of period	$62.4	$90.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	452.5	—	452.5	—	—	452.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(3.0)	(3.0)	—	—	(3.0)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(40.4)	—	—	(40.4)	—	—	(40.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	5.1	—	—	5.1	—	—	5.1
Balance at March 31, 2020	$3.2	$4,167.3	$6,180.7	$(7.1)	$10,344.1	$30.4	$110.1	$10,484.6
Net income attributed to common shareholders	—	—	241.6	—	241.6	—	—	241.6
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	(0.2)	(0.2)	—	—	(0.2)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	4.3	—	—	4.3	—	—	4.3
Purchase of common stock	—	(9.9)	—	—	(9.9)	—	—	(9.9)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	—	—	—	—	(31.0)	(31.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Stock-based compensation and other	—	3.3	—	—	3.3	—	—	3.3
Balance at June 30, 2020	$3.2	$4,165.0	$6,222.8	$(7.3)	$10,383.7	$30.4	$78.6	$10,492.7

06/30/2020 Form 10-Q	7	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$3.2	$4,250.1	$5,538.2	$(2.6)	$9,788.9	$30.4	$23.4	$9,842.7
Net income attributed to common shareholders	—	—	420.1	—	420.1	—	—	420.1
Other comprehensive loss	—	—	—	(1.4)	(1.4)	—	—	(1.4)
Common stock dividends of $0.59 per share	—	—	(186.2)	—	(186.2)	—	—	(186.2)
Exercise of stock options	—	32.6	—	—	32.6	—	—	32.6
Purchase of common stock	—	(70.7)	—	—	(70.7)	—	—	(70.7)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	69.0	69.0
Capital contributions from noncontrolling interest	—	—	—	—	—	—	4.8	4.8
Stock-based compensation and other	—	1.2	—	—	1.2	—	—	1.2
Balance at March 31, 2019	$3.2	$4,213.2	$5,772.1	$(4.0)	$9,984.5	$30.4	$97.2	$10,112.1
Net income attributed to common shareholders	—	—	235.7	—	235.7	—	—	235.7
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(2.6)	(2.6)	—	—	(2.6)
Common stock dividends of $0.59 per share	—	—	(186.1)	—	(186.1)	—	—	(186.1)
Exercise of stock options	—	17.5	—	—	17.5	—	—	17.5
Purchase of common stock	—	(35.6)	—	—	(35.6)	—	—	(35.6)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.8	—	—	2.8	—	0.1	2.9
Balance at June 30, 2019	$3.2	$4,197.9	$5,821.7	$(6.6)	$10,016.2	$30.4	$101.7	$10,148.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2020 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2020

NOTE 1—GENERAL INFORMATION

WEC Energy Group serves approximately 1.6 million electric customers and 2.9 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple wind generating facilities as part of its non-utility energy infrastructure business.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

Acquisition of a Wind Energy Generation Facility in South Dakota

In July 2020, WECI signed an agreement to acquire an 85% ownership interest in Tatanka Ridge, a 155 MW wind generating facility under construction in Deuel County, South Dakota. We expect WECI's total investment to be approximately $235 million. Tatanka Ridge has long-term offtake agreements for all the energy produced with an affiliate of an investment grade multinational company and a well-established electric cooperative that serves utilities in multiple states. Under the Tax Legislation, WECI's investment in Tatanka Ridge is expected to qualify for production tax credits and 100% bonus depreciation. The transaction is subject to FERC approval and is expected to close during the fourth quarter of 2020, with commercial operation expected to begin by early 2021. WECI will provide guarantees for certain construction obligations during the period between closing and commercial operation. Tatanka Ridge will be included in the non-utility energy infrastructure segment.

06/30/2020 Form 10-Q	9	WEC Energy Group, Inc.

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for 12 years. Under the Tax Legislation, WECI's investment in Thunderhead is expected to qualify for production tax credits and 100% bonus depreciation. The transaction was approved by FERC in April 2020, and commercial operation was initially expected to begin by the end of 2020. However, due to a court ruling suspending a key permit and the subsequent decision by the local utility to suspend construction of the required substation, the commercial operation of Thunderhead could be delayed until as late as the summer of 2021. The transaction is expected to close upon commercial operation. Thunderhead will be included in the non-utility energy infrastructure segment.

In January 2019, WECI completed the acquisition of an 80% ownership interest in Upstream, a commercially operational 202.5 MW wind generating facility, for $268.2 million, which included transaction costs and is net of cash and restricted cash acquired of $9.2 million. In April 2020, WECI completed the acquisition of an additional 10% ownership interest in Upstream for approximately$31.0 million. Upstream is located in Antelope County, Nebraska and supplies energy to the Southwest Power Pool. Upstream's revenue will be substantially fixed over 10 years through an agreement with an unaffiliated third party. Under the Tax Legislation, WECI's investment in Upstream qualifies for production tax credits and 100% bonus depreciation. Upstream is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition of the initial 80% ownership interest in Upstream.

(in millions)
Current assets	$0.4
Net property, plant, and equipment	341.6
Other long-term assets	14.8
Current liabilities	(4.6)
Long-term liabilities	(15.0)
Noncontrolling interest	(69.0)
Total purchase price	$268.2

Acquisition of a Wind Energy Generation Facility in Illinois

In January 2020, WECI signed an agreement to acquire an 80% ownership interest in Blooming Grove, a 250 MW wind generating facility under construction in McLean County, Illinois, for a total investment of approximately $345 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Blooming Grove for $44 million. Blooming Grove has long-term offtake agreements for all the energy produced with affiliates of two investment grade multinational companies. Under the Tax Legislation, WECI's investment in Blooming Grove is expected to qualify for production tax credits and 100% bonus depreciation. The transaction is subject to FERC approval and commercial operation is expected to begin by the end of 2020, at which time the transaction is expected to close. Blooming Grove will be included in the non-utility energy infrastructure segment.

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

06/30/2020 Form 10-Q	10	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2020
Electric	$999.6	$—	$—	$999.6	$—	$—	$—	$999.6
Natural gas	207.8	254.5	62.4	524.7	8.7	—	(8.2)	525.2
Total regulated revenues	1,207.4	254.5	62.4	1,524.3	8.7	—	(8.2)	1,524.8
Other non-utility revenues	—	—	4.2	4.2	17.1	0.8	(3.9)	18.2
Total revenues from contracts with customers	1,207.4	254.5	66.6	1,528.5	25.8	0.8	(12.1)	1,543.0
Other operating revenues	(1.2)	6.7	0.1	5.6	99.5	0.1	(99.5)	5.7
Total operating revenues	$1,206.2	$261.2	$66.7	$1,534.1	$125.3	$0.9	$(111.6)	$1,548.7

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2019
Electric	$1,021.9	$—	$—	$1,021.9	$—	$—	$—	$1,021.9
Natural gas	227.3	232.8	64.0	524.1	9.8	—	(9.1)	524.8
Total regulated revenues	1,249.2	232.8	64.0	1,546.0	9.8	—	(9.1)	1,546.7
Other non-utility revenues	—	—	4.2	4.2	15.3	0.8	(3.1)	17.2
Total revenues from contracts with customers	1,249.2	232.8	68.2	1,550.2	25.1	0.8	(12.2)	1,563.9
Other operating revenues	4.1	10.1	0.6	14.8	98.2	0.1	(86.8)	26.3
Total operating revenues	$1,253.3	$242.9	$68.8	$1,565.0	$123.3	$0.9	$(99.0)	$1,590.2

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six months ended June 30, 2020
Electric	$2,034.2	$—	$—	$2,034.2	$—	$—	$—	$2,034.2
Natural gas	666.7	688.1	202.2	1,557.0	23.2	—	(22.3)	1,557.9
Total regulated revenues	2,700.9	688.1	202.2	3,591.2	23.2	—	(22.3)	3,592.1
Other non-utility revenues	—	—	8.6	8.6	33.5	1.2	(5.5)	37.8
Total revenues from contracts with customers	2,700.9	688.1	210.8	3,599.8	56.7	1.2	(27.8)	3,629.9
Other operating revenues	4.2	20.7	2.3	27.2	198.2	0.2	(198.2)	27.4
Total operating revenues	$2,705.1	$708.8	$213.1	$3,627.0	$254.9	$1.4	$(226.0)	$3,657.3

06/30/2020 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six months ended June 30, 2019
Electric	$2,083.7	$—	$—	$2,083.7	$—	$—	$—	$2,083.7
Natural gas	792.2	777.4	249.2	1,818.8	26.2	—	(23.8)	1,821.2
Total regulated revenues	2,875.9	777.4	249.2	3,902.5	26.2	—	(23.8)	3,904.9
Other non-utility revenues	—	0.1	8.3	8.4	28.6	2.3	(3.8)	35.5
Total revenues from contracts with customers	2,875.9	777.5	257.5	3,910.9	54.8	2.3	(27.6)	3,940.4
Other operating revenues	10.8	1.9	(3.5)	9.2	196.3	0.3	(178.6)	27.2
Total operating revenues	$2,886.7	$779.4	$254.0	$3,920.1	$251.1	$2.6	$(206.2)	$3,967.6

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Residential	$418.7	$356.7	$823.6	$763.4
Small commercial and industrial	307.1	331.3	630.7	665.2
Large commercial and industrial	187.8	217.8	382.4	430.1
Other	6.9	7.3	14.2	15.1
Total retail revenues	920.5	913.1	1,850.9	1,873.8
Wholesale	41.3	44.6	83.4	92.3
Resale	28.4	49.4	73.6	90.2
Steam	4.1	4.3	12.5	14.4
Other utility revenues	5.3	10.5	13.8	13.0
Total electric utility operating revenues	$999.6	$1,021.9	$2,034.2	$2,083.7

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2020
Residential	$125.8	$157.4	$40.0	$323.2
Commercial and industrial	47.0	36.5	16.6	100.1
Total retail revenues	172.8	193.9	56.6	423.3
Transport	17.0	46.3	7.0	70.3
Other utility revenues (1)	18.0	14.3	(1.2)	31.1
Total natural gas utility operating revenues	$207.8	$254.5	$62.4	$524.7

06/30/2020 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2019
Residential	$126.2	$154.1	$39.3	$319.6
Commercial and industrial	55.8	45.1	20.5	121.4
Total retail revenues	182.0	199.2	59.8	441.0
Transport	16.2	46.8	6.3	69.3
Other utility revenues (1)	29.1	(13.2)	(2.1)	13.8
Total natural gas utility operating revenues	$227.3	$232.8	$64.0	$524.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six months ended June 30, 2020
Residential	$438.9	$440.3	$135.3	$1,014.5
Commercial and industrial	198.3	127.9	68.3	394.5
Total retail revenues	637.2	568.2	203.6	1,409.0
Transport	41.1	119.0	17.5	177.6
Other utility revenues (1)	(11.6)	0.9	(18.9)	(29.6)
Total natural gas utility operating revenues	$666.7	$688.1	$202.2	$1,557.0

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six months ended June 30, 2019
Residential	$510.1	$508.1	$164.5	$1,182.7
Commercial and industrial	255.5	161.3	92.5	509.3
Total retail revenues	765.6	669.4	257.0	1,692.0
Transport	38.1	134.0	17.4	189.5
Other utility revenues (1)	(11.5)	(26.0)	(25.2)	(62.7)
Total natural gas utility operating revenues	$792.2	$777.4	$249.2	$1,818.8

(1)Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Wind generation revenues	$7.3	$5.9	$16.6	$12.1
We Power revenues (1)	5.8	6.3	11.3	12.7
Appliance service revenues	4.2	4.2	8.6	8.3
Distributed renewable solar project revenues	0.7	0.8	1.1	2.3
Other	0.2	—	0.2	0.1
Total other non-utility operating revenues	$18.2	$17.2	$37.8	$35.5

(1)As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity

06/30/2020 Form 10-Q	13	WEC Energy Group, Inc.

portion of these carrying costs was recorded as a contract liability, and we continually amortize the deferred carrying costs to revenues over the life of the related lease term that We Power has with WE. During the three and six months ended June 30, 2020, we recorded $5.8 million and $11.3 million, respectively, of revenues related to these deferred carrying costs. During the three and six months ended June 30, 2019, we recorded $6.3 million and $12.7 million, respectively, of revenues related to these deferred carrying costs. These contract liabilities are presented as deferred revenue, net on our balance sheets.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Alternative revenues (1)	$4.3	$1.1	$12.8	$(18.6)
Late payment charges (2)	—	12.0	12.1	25.2
Other	1.4	13.2	2.5	20.6
Total other operating revenues	$5.7	$26.3	$27.4	$27.2

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups, as discussed in Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

(2)The reduction in late payment charges is a result of various regulatory orders from our utility commissions in response to the COVID-19 pandemic, which include the suspension of late payment charges during a designated time period. See Note 23, Regulatory Environment, for more information.

NOTE 5—CREDIT LOSSES

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

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. At June 30, 2020, we recorded a $3.4 million increase to our allowance for credit losses specific to the economic risks associated with the COVID-19 pandemic not already reflected in our calculated reserve, which continues to evolve. We will continue to monitor the economic impacts of COVID-19 and the resulting effect that these impacts may have on the ability of our customers to pay their energy bills.

06/30/2020 Form 10-Q	14	WEC Energy Group, Inc.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 23, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and the related allowance for credit losses at June 30, 2020 by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
Accounts receivable and unbilled revenues	$771.3	$298.9	$42.0	$1,112.2	$6.3	$4.1	$1,122.6
Allowance for credit losses	77.9	82.7	4.0	164.6	—	0.1	164.7
Accounts receivable and unbilled revenues, net (1)	$693.4	$216.2	$38.0	$947.6	$6.3	$4.0	$957.9

Total accounts receivable, net – past due greater than 90 days (1)	$72.6	$59.3	$7.1	$139.0	$—	$—	$139.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.8%	100.0%	—%	91.7%	—%	—%	91.7%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WG, and WPS in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at June 30, 2020, $530.6 million, or 55.4%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to credit losses incurred as a result of the COVID-19 pandemic. In a March 24, 2020 order, the PSCW authorized the deferral of credit losses at WE, WG, and WPS for commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the actions WE, WG, and WPS have been required to take to ensure essential utility services are available to customers. Pursuant to an April 15, 2020 order addressing certain impacts of the COVID-19 pandemic, the MPSC authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. On May 22, 2020, the MPUC issued a written order authorizing Minnesota utilities to track and defer COVID-19 related expenses and certain foregone revenues. The additional protections related to our June 30, 2020 accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 23, Regulatory Environment, for more information.

A rollforward of the allowance for credit losses by reportable segment is included below:

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2019	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	26.0	22.0	1.1	49.1	—	49.1
Provision for credit losses deferred for future recovery or refund	9.1	25.6	—	34.7	—	34.7
Write-offs charged against the allowance	(37.7)	(49.5)	(2.0)	(89.2)	—	(89.2)
Recoveries of amounts previously written off	20.6	8.7	0.8	30.1	—	30.1
Balance at June 30, 2020	$77.9	$82.7	$4.0	$164.6	$0.1	$164.7

The increase in the allowance for credit losses at our Wisconsin and Illinois reportable segments was driven by an increase in past due accounts receivable balances from December 31, 2019 to June 30, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31. However, as a result of the COVID-19 pandemic and related regulatory orders we received, we were also unable to

06/30/2020 Form 10-Q	15	WEC Energy Group, Inc.

disconnect any of our Wisconsin and Illinois customers during the second quarter of 2020. See Note 23, Regulatory Environment, for more information.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	June 30, 2020	December 31, 2019
Regulatory assets
Pension and OPEB costs	$1,013.7	$1,066.6
Plant retirements	844.6	856.4
Environmental remediation costs	690.4	685.5
Income tax related items	456.1	457.8
Asset retirement obligations	195.4	137.5
SSR	138.8	151.5
Uncollectible expense	76.1	52.2
Derivatives	23.8	33.8
We Power generation	15.8	25.8
Other, net	69.8	60.5
Total regulatory assets	$3,524.5	$3,527.6

Balance sheet presentation
Other current assets	$14.1	$20.9
Regulatory assets	3,510.4	3,506.7
Total regulatory assets	$3,524.5	$3,527.6

(in millions)	June 30, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$2,192.5	$2,248.8
Removal costs	1,202.4	1,181.5
Pension and OPEB benefits	343.5	354.9
Energy costs refundable through rate adjustments	138.9	89.8
Electric transmission costs	66.4	42.2
Earnings sharing mechanisms	38.2	43.5
Uncollectible expense	33.2	39.1
Decoupling	28.0	36.8
Energy efficiency programs	27.3	30.7
Other, net	24.2	13.1
Total regulatory liabilities	$4,094.6	$4,080.4

Balance sheet presentation
Other current liabilities	$126.1	$87.6
Regulatory liabilities	3,968.5	3,992.8
Total regulatory liabilities	$4,094.6	$4,080.4

06/30/2020 Form 10-Q	16	WEC Energy Group, Inc.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the six months ended June 30, 2020, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	548,844
Restricted shares (2)	91,467
Performance units	151,705

(1)Stock options awarded had a weighted-average exercise price of $91.55 and a weighted-average grant date fair value of $10.93 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $91.55 per share.

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

Common Stock Dividends

On July 16, 2020, our Board of Directors declared a quarterly cash dividend of $0.6325 per share, payable on September 1, 2020, to shareholders of record on August 14, 2020.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2020	December 31, 2019
Commercial paper
Amount outstanding	$871.5	$830.8
Weighted-average interest rate on amounts outstanding	0.26%	2.00%
Term loan
Amount outstanding	$340.0	$—
Weighted-average interest rate on amounts outstanding	1.06%	N/A

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2020 was $715.9 million with a weighted-average interest rate during the period of 1.50%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340.0 million 364-day term loan that will mature on March 29, 2021. The proceeds from this term loan were used to pay down commercial paper. The weighted-average interest rate on the term loan during the six months ended June 30, 2020 was 2.11%.

06/30/2020 Form 10-Q	17	WEC Energy Group, Inc.

The information in the table below relates to our term loan agreement and our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these credit agreements:

(in millions)	Maturity	June 30, 2020
Term loan agreement (WEC Energy Group)	March 2021	$340.0
Revolving credit facility (WEC Energy Group)	October 2022	1,200.0
Revolving credit facility (WE)	October 2022	500.0
Revolving credit facility (WPS)	October 2022	400.0
Revolving credit facility (WG)	October 2022	350.0
Revolving credit facility (PGL)	October 2022	350.0
Total short-term credit capacity		$3,140.0
Less:
Letters of credit issued inside credit facilities		$2.3
Term loan outstanding		340.0
Commercial paper outstanding		871.5
Available capacity under existing credit agreements		$1,926.2

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In May 2020, we redeemed at par all $400.0 million outstanding of our 2.45% Senior Notes due June 15, 2020.

The Peoples Gas Light and Coke Company

In August 2020, PGL redeemed at par all $50.0 million outstanding of its 1.875% Series WW Bonds due February 1, 2033.

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

NOTE 10—LEASES

WE has partnered with an unaffiliated utility to construct the Badger Hollow II wind generation facility in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of the output of this facility. The PSCW approved the acquisition of Badger Hollow II in March 2020 and commercial operation is targeted for December 2022.

Related to its investment in Badger Hollow II, WE, along with its unaffiliated utility partner, entered into several land leases in Iowa County, Wisconsin that commenced in the second quarter of 2020. The leases are for a total of approximately 1,500 acres of land. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments will be recovered through rates.

Our total obligation under the land related finance leases for Badger Hollow II was $22.8 million at June 30, 2020, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance leases for Badger Hollow II were included in long-term debt on the balance sheets. Our finance lease right of use asset related to Badger Hollow II was $22.8 million as of June 30, 2020, and was included in property, plant, and equipment on our balance sheets.

In accordance with Accounting Standard Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Badger Hollow II leases resembles that of an operating lease, as amortization of the

06/30/2020 Form 10-Q	18	WEC Energy Group, Inc.

right of use assets has been modified from what would typically be recorded for a finance lease under Topic 842. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

At June 30, 2020, our weighted-average discount rate for the Badger Hollow II finance leases was 3.44%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Badger Hollow II as of June 30, 2020, were as follows:

(in millions)
Six months ended December 31, 2020	$0.2
2021	0.3
2022	0.3
2023	0.7
2024	0.7
2025	0.7
Thereafter	55.0
Total minimum lease payments	57.9
Less:Interest	(35.1)
Present value of minimum lease payments	22.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$22.8

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2020	December 31, 2019
Materials and supplies	$240.2	$234.2
Natural gas in storage	142.5	227.7
Fossil fuel	85.0	87.9
Total	$467.7	$549.8

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2020, we had a temporary LIFO liquidation debit of $12.6 million recorded within other current assets on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

06/30/2020 Form 10-Q	19	WEC Energy Group, Inc.

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$62.2	21.0%	$52.7	21.0%
State income taxes net of federal tax benefit	18.4	6.2%	15.6	6.2%
Federal excess deferred tax amortization – Wisconsin unprotected	(11.1)	(3.8)%	—	—%
Wind production tax credits	(9.4)	(3.2)%	(6.2)	(2.5)%
Federal excess deferred tax amortization	(8.9)	(3.0)%	(7.5)	(3.0)%
Excess tax benefits – stock options	(1.4)	(0.5)%	(4.4)	(1.7)%
Tax repairs	—	—%	(30.4)	(12.1)%
Other	4.0	1.5%	(4.6)	(1.8)%
Total income tax expense	$53.8	18.2%	$15.2	6.1%

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$176.1	21.0%	$154.6	21.0%
State income taxes net of federal tax benefit	52.4	6.3%	46.5	6.3%
Federal excess deferred tax amortization – Wisconsin unprotected	(33.2)	(4.0)%	—	—%
Wind production tax credits	(27.8)	(3.3)%	(19.6)	(2.7)%
Federal excess deferred tax amortization	(21.9)	(2.6)%	(20.7)	(2.8)%
Excess tax benefits – stock options	(6.3)	(0.8)%	(11.6)	(1.6)%
Tax repairs	1.5	0.2%	(60.0)	(8.1)%
Other	3.0	0.3%	(9.0)	(1.2)%
Total income tax expense	$143.8	17.1%	$80.2	10.9%

The effective tax rates of 18.2% and 17.1% for the three and six months ended June 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, wind production tax credits generated from acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate, which was partially offset by state income taxes.

The effective tax rates of 6.1% and 10.9% for the three and six months ended June 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and wind production tax credits generated from acquisitions of ownership interests in wind generation facilities in our non-utility energy infrastructure segment, partially offset by state income taxes.

The Tax Legislation, signed into law in December 2017, required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 23, Regulatory Environment, for more information.

06/30/2020 Form 10-Q	20	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$7.4	$2.1	$—	$9.5
FTRs	—	—	6.5	6.5
Coal contracts	—	0.2	—	0.2
Total derivative assets	$7.4	$2.3	$6.5	$16.2

Investments held in rabbi trust	$66.6	$—	$—	$66.6

Derivative liabilities
Natural gas contracts	$13.2	$1.6	$—	$14.8
Coal contracts	—	0.3	—	0.3
Interest rate swaps	—	9.9	—	9.9
Total derivative liabilities	$13.2	$11.8	$—	$25.0

06/30/2020 Form 10-Q	21	WEC Energy Group, Inc.

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.4	$2.0	$—	$3.4
FTRs	—	—	3.1	3.1
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.4	$2.4	$3.1	$6.9

Investments held in rabbi trust	$85.3	$—	$—	$85.3

Derivative liabilities
Natural gas contracts	$21.4	$1.3	$—	$22.7
Coal contracts	—	0.2	—	0.2
Interest rate swaps	—	6.0	—	6.0
Total derivative liabilities	$21.4	$7.5	$—	$28.9

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended June 30, 2020 and 2019, the net unrealized gains included in earnings related to the investments held at the end of the period were $11.4 million and $2.8 million, respectively. During the six months ended June 30, 2020, we recorded $2.8 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $11.4 million of net unrealized gains recorded during the same period in 2019.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Balance at the beginning of the period	$0.9	$3.1	$3.1	$7.4
Purchases	7.5	12.8	7.5	12.8
Settlements	(1.9)	(5.5)	(4.1)	(9.8)
Balance at the end of the period	$6.5	$10.4	$6.5	$10.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$29.1	$30.4	$29.5
Long-term debt, including current portion (1)	11,550.8	13,278.9	11,858.3	13,035.9

(1)The carrying amount of long-term debt excludes finance lease obligations of $65.8 million and $45.9 million at June 30, 2020 and December 31, 2019, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

06/30/2020 Form 10-Q	22	WEC Energy Group, Inc.

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

	June 30, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$7.2	$14.5	$3.4	$21.8
FTRs	6.5	—	3.1	—
Coal contracts	0.1	0.2	0.2	0.2
Interest rate swaps	—	6.5	—	2.8
Total other current (1)	13.8	21.2	6.7	24.8

Other long-term
Natural gas contracts	2.3	0.3	—	0.9
Coal contracts	0.1	0.1	0.2	—
Interest rate swaps	—	3.4	—	3.2
Total other long-term (1)	2.4	3.8	0.2	4.1
Total	$16.2	$25.0	$6.9	$28.9

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	44.7 Dth	$(17.2)	43.8 Dth	$(3.1)
FTRs	7.2 MWh	0.6	8.0 MWh	3.0
Total		$(16.6)		$(0.1)

	Six months ended June 30, 2020		Six months ended June 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	103.1 Dth	$(41.9)	99.9 Dth	$(3.6)
FTRs	14.4 MWh	2.0	16.1 MWh	5.3
Total		$(39.9)		$1.7

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2020 and December 31, 2019, we had posted cash collateral of $20.2 million and $34.4 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

06/30/2020 Form 10-Q	23	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2020			December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$16.2	$25.0		$6.9	$28.9
Gross amount not offset on the balance sheet	(6.8)	(13.2)	(1)	(1.4)	(21.4)	(2)
Net amount	$9.4	$11.8		$5.5	$7.5

(1)Includes cash collateral posted of $6.4 million.

(2)Includes cash collateral posted of $20.0 million.

Cash Flow Hedges

As of June 30, 2020, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes through November 15, 2021. As these swaps qualified for cash flow hedge accounting treatment, the related gains and losses are being deferred in accumulated other comprehensive loss and are being amortized to interest expense as interest is accrued on the 2007 Junior Notes.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive loss and in earnings, along with our total interest expense on the income statements:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Derivative losses recognized in other comprehensive loss	$(1.1)	$(3.2)	$(5.8)	$(4.8)
Net derivative gains (losses) reclassified from accumulated other comprehensive loss to interest expense	(0.6)	0.4	(0.7)	0.8
Total interest expense line item on the income statements	124.4	124.1	253.8	248.5

We estimate that during the next twelve months $5.0 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at June 30, 2020	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting transactions of subsidiaries (1)	$28.1	$5.9	$1.2	$21.0
Standby letters of credit (2)	94.5	0.3	0.2	94.0
Surety bonds (3)	9.8	9.8	—	—
Other guarantees (4)	11.2	0.9	—	10.3
Total guarantees	$143.6	$16.9	$1.4	$125.3

(1)Consists of $2.7 million, $4.2 million, and $21.2 million to support the business operations of Bluewater, UMERC, and WECI, respectively.

06/30/2020 Form 10-Q	24	WEC Energy Group, Inc.

(2)At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)Consists of $11.2 million related to other indemnifications, for which a liability of $10.3 million related to workers compensation coverage was recorded on our balance sheets.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Service cost	$11.7	$11.8	$24.8	$23.1
Interest cost	26.1	30.2	52.2	60.8
Expected return on plan assets	(47.7)	(48.2)	(95.6)	(96.9)
Loss on plan settlement	10.0	1.0	10.3	1.8
Amortization of prior service cost	0.4	0.5	0.8	1.1
Amortization of net actuarial loss	25.5	18.7	49.7	37.7
Net periodic benefit cost	$26.0	$14.0	$42.2	$27.6

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Service cost	$3.5	$3.8	$7.6	$8.2
Interest cost	4.6	6.3	9.3	12.8
Expected return on plan assets	(15.1)	(13.6)	(30.2)	(27.3)
Amortization of prior service credit	(3.8)	(3.8)	(7.5)	(7.7)
Amortization of net actuarial gain	(5.8)	(2.0)	(11.2)	(2.7)
Net periodic benefit credit	$(16.6)	$(9.3)	$(32.0)	$(16.7)

During the six months ended June 30, 2020, we made contributions and payments of $6.1 million related to our pension plans and $0.5 million related to our OPEB plans. We expect to make contributions and payments of $5.4 million related to our pension plans and $0.5 million related to our OPEB plans during the remainder of 2020, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 17—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at June 30, 2020. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2020.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of June 30, 2020.

06/30/2020 Form 10-Q	25	WEC Energy Group, Inc.

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

	Three Months Ended June 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,686.7	$31.0	$1,717.7
Add: Earnings from equity method investment	52.5	0.4	52.9
Add: Capital contributions	6.0	—	6.0
Less: Distributions	32.0	—	32.0
Add: Other	0.1	—	0.1
Balance at end of period	$1,713.3	$31.4	$1,744.7

	Three Months Ended June 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,630.6	$40.0	$1,670.6
Add: Earnings (loss) from equity method investment	37.4	(0.5)	36.9
Add: Capital contributions	18.1	0.4	18.5
Less: Distributions	29.4	—	29.4
Less: Other	0.1	—	0.1
Balance at end of period	$1,656.6	$39.9	$1,696.5

	Six Months Ended June 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	92.1	0.6	92.7
Add: Capital contributions	9.0	—	9.0
Less: Distributions	72.6	—	72.6
Less: Return of capital	—	5.3	5.3
Add: Other	0.1	—	0.1
Balance at end of period	$1,713.3	$31.4	$1,744.7

	Six Months Ended June 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,625.3	$40.0	$1,665.3
Add: Earnings (loss) from equity method investment	73.9	(0.9)	73.0
Add: Capital contributions	21.1	0.8	21.9
Less: Distributions	63.6	—	63.6
Less: Other	0.1	—	0.1
Balance at end of period	$1,656.6	$39.9	$1,696.5

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

06/30/2020 Form 10-Q	26	WEC Energy Group, Inc.

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Charges to ATC for services and construction	$7.0	$3.3	$13.0	$7.3
Charges from ATC for network transmission services	79.6	87.0	166.5	174.1

Our balance sheets included the following receivables and payables for services received from or provided to ATC:

(in millions)	June 30, 2020	December 31, 2019
Accounts receivable for services provided to ATC	$1.7	$3.5
Accounts payable for services received from ATC	29.6	29.0
Amounts due from ATC for transmission infrastructure upgrades (1)	2.5	2.8

(1)In connection with WPS's construction of its two new solar projects, Badger Hollow I and Two Creeks, and WE's construction of its new solar project, Badger Hollow II, WPS and WE are required to initially fund the construction of the transmission infrastructure upgrades needed for the new generation. ATC owns these transmission assets and will reimburse WPS and WE for these costs after the new generation has been placed in service.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2020	2019	2020	2019
Income statement data
Operating revenues	$203.1	$182.2	$389.9	$359.9
Operating expenses	97.5	93.6	192.7	184.0
Other expense, net	25.4	28.6	53.9	57.4
Net income	$80.2	$60.0	$143.3	$118.5

(in millions)	June 30, 2020	December 31, 2019
Balance sheet data
Current assets	$93.1	$84.7
Noncurrent assets	5,334.1	5,244.2
Total assets	$5,427.2	$5,328.9

Current liabilities	$434.9	$502.6
Long-term debt	2,412.5	2,312.8
Other noncurrent liabilities	321.7	298.9
Shareholders' equity	2,258.1	2,214.6
Total liabilities and shareholders' equity	$5,427.2	$5,328.9

NOTE 19—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At June 30, 2020, we reported six segments, which are described below.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

•The other states segment includes the natural gas utility and non-utility operations of MERC and MGU.

•The electric transmission segment includes our approximate 60% ownership interest in ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission

06/30/2020 Form 10-Q	27	WEC Energy Group, Inc.

projects, and our approximate 75% ownership interest in ATC Holdco, which was formed to invest in transmission-related projects outside of ATC's traditional footprint.

•The non-utility energy infrastructure segment includes:

◦We Power, which owns and leases generating facilities to WE,
◦Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities, and
◦WECI, which holds our ownership interests in the following wind generating facilities:
▪90% ownership interest in Bishop Hill III, located in Henry County, Illinois,
▪80% ownership interest in Coyote Ridge, located in Brookings County, South Dakota, and
▪90% ownership interest in Upstream, located in Antelope County, Nebraska.

See Note 2, Acquisitions, for more information on Upstream.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, WEC Business Services LLC, and PDL. In 2019, we sold certain PDL solar power generating facilities. See Note 3, Disposition, for more information on these sales.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2020 and 2019:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2020
External revenues	$1,206.2	$261.2	$66.7	$1,534.1	$—	$13.7	$0.9	$—	$1,548.7
Intersegment revenues	—	—	—	—	—	111.6	—	(111.6)	—
Other operation and maintenance	349.4	93.2	20.4	463.0	—	7.6	3.5	(1.0)	473.1
Depreciation and amortization	167.6	48.6	8.3	224.5	—	24.4	6.4	(12.8)	242.5
Operating income (loss)	277.6	59.5	6.0	343.1	—	91.4	(9.0)	(86.7)	338.8
Equity in earnings of transmission affiliates	—	—	—	—	52.9	—	—	—	52.9
Interest expense	140.0	16.1	2.5	158.6	4.9	15.1	32.6	(86.8)	124.4

06/30/2020 Form 10-Q	28	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
June 30, 2019
External revenues	$1,253.3	$242.9	$68.8	$1,565.0	$—	$24.3	$0.9	$—	$1,590.2
Intersegment revenues	—	—	—	—	—	99.0	—	(99.0)	—
Other operation and maintenance	363.9	107.0	23.4	494.3	—	6.8	1.8	0.7	503.6
Depreciation and amortization	152.9	45.0	6.7	204.6	—	22.9	6.0	(3.6)	229.9
Operating income (loss)	270.2	42.6	4.6	317.4	—	91.3	(7.1)	(87.0)	314.6
Equity in earnings of transmission affiliates	—	—	—	—	36.9	—	—	—	36.9
Interest expense	142.7	13.9	1.9	158.5	2.7	15.5	36.5	(89.1)	124.1

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2020
External revenues	$2,705.1	$708.8	$213.1	$3,627.0	$—	$28.9	$1.4	$—	$3,657.3
Intersegment revenues	—	—	—	—	—	226.0	—	(226.0)	—
Other operation and maintenance	680.2	197.3	42.1	919.6	—	12.8	1.9	(5.5)	928.8
Depreciation and amortization	333.0	96.1	16.1	445.2	—	48.9	12.5	(25.0)	481.6
Operating income (loss)	704.4	221.1	43.4	968.9	—	182.9	(13.2)	(173.2)	965.4
Equity in earnings of transmission affiliates	—	—	—	—	92.7	—	—	—	92.7
Interest expense	283.1	32.1	4.7	319.9	9.7	30.4	67.7	(173.9)	253.8

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended
June 30, 2019
External revenues	$2,886.7	$779.4	$254.0	$3,920.1	$—	$44.9	$2.6	$—	$3,967.6
Intersegment revenues	—	—	—	—	—	206.2	—	(206.2)	—
Other operation and maintenance	756.6	235.2	51.0	1,042.8	—	10.6	0.8	—	1,054.2
Depreciation and amortization	303.9	89.5	13.2	406.6	—	45.5	12.4	(8.2)	456.3
Operating income (loss)	632.0	180.5	46.1	858.6	—	184.0	(11.0)	(174.2)	857.4
Equity in earnings of transmission affiliates	—	—	—	—	73.0	—	—	—	73.0
Interest expense	286.1	28.7	4.2	319.0	5.3	31.2	71.6	(178.6)	248.5

06/30/2020 Form 10-Q	29	WEC Energy Group, Inc.

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2020 and December 31, 2019, our equity investment in ATC was $1,713.3 million and $1,684.7 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2020 and December 31, 2019, our equity investment in ATC Holdco was $31.4 million and $36.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

We have $18.0 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

06/30/2020 Form 10-Q	30	WEC Energy Group, Inc.

The wind generation facilities that are part of our non-utility energy infrastructure segment have obligations to distribute and sell electricity through long-term offtake agreements with their customers for all of the energy produced. These projects also enter into related easements and other agreements associated with the generating facilities.

Our minimum future commitments related to these purchase obligations as of June 30, 2020, including those of our subsidiaries, were approximately $10.9 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territories were designated as partial nonattainment with the 2015 standard: Door, Kenosha, Manitowoc, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. Petitioners in that case have argued that additional portions of Milwaukee, Waukesha, Ozaukee, and Washington Counties (among others) should be designated as nonattainment for ozone. In November 2019, the D.C. Circuit Court of Appeals heard oral arguments for that case. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply. The State of Wisconsin is currently working with stakeholders, including us, in developing regulations for inclusion in the state implementation plan required by the 2015 rule.

Mercury and Air Toxics Standards

In May 2020, the EPA finalized revisions to the Supplemental Cost Finding for the MATS rule as well as the CAA required RTR. The EPA was required by the United States Supreme Court to review both costs and benefits of complying with the MATS rule. After its review of costs, the EPA determined that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112 of the CAA. As a result, under the final rule, the emission standards and other requirements of the MATS rule first enacted in 2012 remain in place. The EPA did not remove coal- and oil-fired power plants from the list of sources that are regulated under Section 112. The EPA also determined that no revisions to MATS are warranted based on the results of the RTR. As a result, we do not expect the rule to have a material impact on our financial condition or results of operations.

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

06/30/2020 Form 10-Q	31	WEC Energy Group, Inc.

smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage. The EPA has reviewed comments and intends to take final action on the proposed rule later in 2020.

We continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term GHG emissions reductions. In 2019, we met and exceeded our 2030 goal of reducing CO2 emissions by 40% below 2005 levels. We have re-evaluated our carbon reduction goals for our electric generation in light of this progress. As strategies to reduce GHG emissions continue to evolve, our updated plan is to work with elected officials, regulatory agencies, customers, environmental groups, and other stakeholders to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030. Our long-term goal calls for our electric generation fleet to be net carbon neutral by 2050. As a result of our generation reshaping plan, we retired approximately 1,800 MW of coal generation since the beginning of 2018, including the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units as well as the March 2019 retirement of PIPP. We also have a goal to decrease the rate of methane emissions from the natural gas distribution lines in our network by 30% per mile by the year 2030 from a 2011 baseline. We were over half way toward meeting that goal at the end of 2019.

Stationary Combustion Turbine Standards (Combustion Turbine Rule)

Effective in March 2020, the EPA issued a final regulation for National Air Standards for Hazardous Air Pollutants for Stationary Combustion Turbines. The Combustion Turbine Rule was issued to complete the RTR required by the CAA every five years, and applies only to combustion turbines constructed or reconstructed after January 14, 2003. The Combustion Turbine Rule clarifies certain performance testing, semi-annual and excess emission reporting requirements, implements electronic reporting requirements, and changes certain requirements applicable during startup, shutdown, and malfunction. We have evaluated the rule and do not expect the rule will have a material impact on our financial condition or results of operations.

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

We have received BTA determinations for OC 5 through OC 8, Weston Units 2, 3, and 4, and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, final determinations will not be made until the discharge permit is renewed for this facility, which is expected to be in 2021. We anticipate that the permit renewal will include a final BTA determination to address all of the Section 316(b) rule requirements.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to meet the regulation and do not expect to incur significant additional costs to comply with this regulation.

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

06/30/2020 Form 10-Q	32	WEC Energy Group, Inc.

treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. The EPA also proposed a provision that exempts facility owners from the new BATW and wet FGD requirements for generating units that are retired by December 31, 2028. We expect the rule to be finalized in late 2020. In the meantime, we are currently evaluating what impact, if any, the proposed rule would have on our estimated compliance cost.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2020	December 31, 2019
Regulatory assets	$690.4	$685.5
Reserves for future environmental remediation	589.4	589.2

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

With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. We are working with the EPA on a closeout process for the Consent Decree.

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

06/30/2020 Form 10-Q	33	WEC Energy Group, Inc.

Enforcement and Litigation Matters

We and our subsidiaries are involved in legal and administrative proceedings before various courts and agencies with respect to matters arising in the ordinary course of business. Although we are unable to predict the outcome of these matters, management believes that appropriate reserves have been established and that final settlement of these actions will not have a material impact on our financial condition or results of operations.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$252.4	$247.9
Cash paid (received) for income taxes, net	(10.0)	15.1
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	136.9	137.3
Non-cash capital contributions from noncontrolling interest	—	10.2

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

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$13.3	$37.5
Restricted cash included in other long term assets	49.1	44.8
Cash, cash equivalents, and restricted cash	$62.4	$82.3

NOTE 23—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territories. Each of the states in which our regulated utilities operate declared a public health emergency and issued shelter-in-place orders in response to the COVID-19 pandemic. All of these orders have since expired or been lifted. Illinois, Minnesota, and Michigan have subsequently issued orders implementing a phased-in approach to reopening various businesses, schools, and social settings. The PSCW, the ICC, the MPUC, and the MPSC have all issued verbal and/or written orders regarding certain actions to be taken for purposes of ensuring that essential utility services were, and continue to be, available to customers in their respective jurisdictions. A summary of these orders is included below.

Wisconsin

On March 24, 2020, the PSCW issued two orders in response to the COVID-19 pandemic. The first order required all public utilities in the state of Wisconsin, including WE, WPS, and WG, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for

06/30/2020 Form 10-Q	34	WEC Energy Group, Inc.

deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral will only impact the recovery of uncollectible expense for their commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of June 30, 2020, amounts deferred at our Wisconsin utilities related to the COVID-19 pandemic were not significant.

On June 26, 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the initial March 24, 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. Utilities can elect to continue to waive all late fees until the end of 2020 or until they are able to implement the changes necessary to prevent late fees from being assessed on past due balances resulting from services provided during the declared health emergency. Our Wisconsin utilities are still currently waiving late fees. Utilities will also not be required to offer deferred payment arrangements to all customers after August 15, 2020. On July 24, 2020, the PSCW extended the moratorium on disconnections of residential customers until September 1, 2020.

Illinois

On March 18, 2020, the ICC issued an order to all Illinois utilities, including PGL and NSG, requiring, among other things, a moratorium on disconnections of utility service and a suspension of late fees and penalties during the declared public health emergency. These provisions applied to all utility customer classes. Illinois utilities were also required to temporarily enact more flexible credit and collections procedures.

On June 18, 2020, the ICC issued a written order approving a settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. The key terms of the settlement agreement include the following:

•The moratorium on disconnections and the suspension of late fees and penalties were extended until July 26, 2020.
•Customers disconnected after June 18, 2019 can be reconnected without being assessed a reconnection fee if reconnection is requested prior to August 25, 2020.
•Flexible deferred payment arrangements will be offered to residential and commercial and industrial customers for an extended period of time and with reduced down payment requirements.
•Deposit requirements will be waived until August 25, 2020 for all residential customers, and for an additional four months for residential customers that verbally express financial hardship.
•PGL and NSG will establish a bill payment assistance program with approximately $12.0 million and $1.2 million, respectively, available for eligible residential customers to provide relief from high arrearages.

In addition to the above, the settlement agreement also authorized PGL and NSG to implement a SPR for the recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs. Amounts deferred under the SPR will be recovered over 36 months and will be subject to review and reconciliation by the ICC. PGL and NSG expect to begin recovering costs under the SPR in the fourth quarter of 2020, contingent upon the ICC's approval of their SPR tariffs. As of June 30, 2020, PGL and NSG had deferred $8.5 million, collectively, related to the COVID-19 pandemic.

Minnesota

On May 22, 2020, the MPUC issued a written order authorizing Minnesota utilities to track and defer COVID-19 related expenses and certain foregone revenues. The MPUC will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of June 30, 2020, amounts deferred at MERC related to the COVID-19 pandemic were not significant.

On June 18, 2020, the MPUC verbally ordered Minnesota utilities, including MERC, to temporarily suspend disconnections and waive reconnection fees, service deposits, late fees, interest, and penalties for all residential customers. In addition, utilities were required to immediately reconnect residential customers that were previously disconnected. The order will remain in effect until 60 days after Minnesota's declared peacetime emergency expires. Currently, the peacetime order is set to expire on August 12, 2020, meaning the MPUC's order would expire on October 11, 2020. These dates are subject to change.

06/30/2020 Form 10-Q	35	WEC Energy Group, Inc.

Prior to the verbal order issued by the MPUC, MERC had voluntarily taken actions to ensure its customers continued to receive utility services during the pandemic. These actions included, but were not limited to, temporarily suspending disconnections and waiving late payment fees for residential and small commercial and industrial customers that entered into payment plans.

Michigan

On April 15, 2020, the MPSC issued a written order requiring Michigan utilities, including MGU and UMERC, to put certain minimum protections in place during the COVID-19 pandemic. The minimum protections required by the order include the suspension of disconnections, late payment fees, deposits, and reconnection fees for certain vulnerable customers. In addition, utilities are required to extend access to and enhance the flexibility of payment plans to customers financially impacted by COVID-19. The order will remain in effect until further notice from the MPSC.

As required in the MPSC order, MGU and UMERC filed responses with the MPSC on April 20, 2020 affirming the actions they are taking to protect customers. The actions being taken by MGU and UMERC provide protections to more customers than required by the MPSC order. These actions include suspending disconnections for all residential customers, waiving deposit requirements for new service, suspending the assessment of late fees for customers that have entered into payment plans, and enhancing payment plan options for all customers.

The April 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. On July 23, 2020, the MPSC issued an order denying Michigan utilities' request to defer additional COVID-19 related expenses and certain foregone revenues. Utilities can still seek recovery of these costs and foregone revenues by filing additional information on the specifics of their request with the MPSC by November 2, 2020. As of June 30, 2020, our Michigan utilities had not recorded any deferrals related to the COVID-19 pandemic.

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

	WE				WPS				WG
2020 Effective rate increase (decrease)
Electric (1) (2)	$15.3	million	/	0.5%	$15.8	million	/	1.6%	N/A
Gas (3)	$10.4	million	/	2.8%	$4.3	million	/	1.4%	$(1.5)	million	/	(0.2)%
Steam	$1.9	million	/	8.6%	N/A				N/A

ROE	10.0%				10.0%				10.2%

Common equity component average on a financial basis	52.5%				52.5%				52.5%

(1)Amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The WE and WPS rate orders reflect the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. For WE, approximately $65 million of tax benefits will be amortized in each of 2020 and 2021. For WPS, approximately $11 million of tax benefits are being amortized in 2020 and approximately $39 million will be amortized in 2021. The unprotected deferred tax benefits related to the unrecovered balances of WE's recently retired plants and its SSR regulatory asset were used to reduce the related regulatory asset. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by our regulators.

(2)The WPS rate order is net of $21 million of refunds related to its 2018 earnings sharing mechanism. These refunds will be made to customers evenly over two years, with half being returned in 2020 and the remainder in 2021.

06/30/2020 Form 10-Q	36	WEC Energy Group, Inc.

(3)The WE amount includes certain deferred tax expense from the Tax Legislation, and the WPS and WG amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The rate orders for all three gas utilities reflect all of the unprotected deferred tax expense and benefits from the Tax Legislation being amortized evenly over four years. For WE, approximately $5 million of previously deferred tax expense will be amortized each year. For WPS and WG, approximately $5 million and $3 million, respectively, of previously deferred tax benefits will be amortized each year. Unprotected deferred tax expense and benefits by their nature are eligible to be recovered from or returned to customers in a manner and timeline determined to be appropriate by our regulators.

In accordance with its rate order, WE filed an application with the PSCW on July 20, 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. The securitization will reduce the carrying costs for the $100 million, benefiting customers.

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

06/30/2020 Form 10-Q	37	WEC Energy Group, Inc.

estimated to be approximately $370 million, with approximately half being invested by each utility. Commercial operation of the LNG facilities is targeted for the end of 2023.

Solar Generation Projects

In August 2019, WE, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of the output of this project. WE's share of the cost of this project is estimated to be $130 million. The PSCW issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

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

As of June 30, 2020, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Michigan Gas Utilities Corporation

2021 Rate Application

In February 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU decided that it would not file a rate case during the COVID-19 pandemic and will re-evaluate the timing of the rate filing at a later date.

On May 14, 2020, MGU filed an application with the MPSC requesting approval to defer $5.0 million of depreciation and interest expense during 2021 related to capital investments made by MGU since its last rate case. On July 23, 2020, the MPSC issued a written order approving MGU's request. The deferral of these costs will help to mitigate the impacts from delaying the filing of the rate case.

NOTE 24—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2020 Form 10-Q	38	WEC Energy Group, Inc.

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

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance will be effective for annual and interim periods beginning after December 15, 2020. We plan to adopt the new standard effective January 1, 2021, and do not expect the adoption to have a material impact on our financial statements and related disclosures.

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

06/30/2020 Form 10-Q	39	WEC Energy Group, Inc.

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

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead Wind Energy LLC (Thunderhead), a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska. In January 2020, WECI signed an agreement to acquire an 80% ownership interest in Blooming Grove Wind Energy Center LLC (Blooming Grove), a 250 MW wind generating facility under construction in McLean County, Illinois. In February 2020, WECI agreed to acquire an additional 10% ownership interest in both Thunderhead and Blooming Grove. In July 2020, WECI signed an agreement to acquire an 85% ownership interest in Tatanka Ridge Wind LLC (Tatanka Ridge), a 155 MW wind generating facility under construction in Deuel County, South Dakota. See Note 2, Acquisitions, for more information.

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our shareholders and customers by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety.

Reshaping Our Generation Fleet

The planned reshaping of our generation fleet balances reliability and customer cost with environmental stewardship. We continue to evaluate opportunities and actions that preserve fuel diversity, lower costs for our customers, and contribute toward long-term greenhouse gas (GHG) emissions reductions. In 2019, we met and exceeded our 2030 goal of reducing CO2 emissions by 40% below 2005 levels. We have re-evaluated our carbon reduction goals for our electric generation in light of this progress. As strategies to reduce GHG emissions continue to evolve, our updated plan is to work with elected officials, regulatory agencies, customers, environmental groups, and other stakeholders to reduce CO2 emissions from electricity generation by 70% below 2005 levels by 2030. Our long-term goal calls for our electric generation fleet to be net carbon neutral by 2050. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018, and expect to continue adding natural gas-fired generating units and renewable generation, including utility-scale solar projects. The plan included the March 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units.

As part of our commitment to invest in zero-carbon generation, we have received approval to invest in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to construct two solar projects in Wisconsin. Two Creeks Solar Project (Two Creeks) is located in Manitowoc County, Wisconsin, and the Badger Hollow Solar Farm I (Badger Hollow I) is located in Iowa County, Wisconsin. Once constructed, WPS will own 100 MW of the output of each project for a total of 200 MW. The Public Service Commission of Wisconsin (PSCW) approved the acquisition of these two projects in April 2019. Construction began at Two Creeks and Badger Hollow I in August 2019 and October 2019, respectively. Commercial operation for Two Creeks and Badger Hollow I is targeted for December 2020 and April 2021, respectively. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to construct a solar project, Badger Hollow Solar Farm II (Badger Hollow II), that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of the output of this project. The PSCW issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

06/30/2020 Form 10-Q	40	WEC Energy Group, Inc.

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

•WE plans to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project, which was approved in a written order by the PSCW in June 2020, has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

•WE and Wisconsin Gas LLC (WG) each plan to construct their own liquefied natural gas (LNG) facility. Subject to PSCW approval, each facility would provide approximately one billion cubic feet of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. Commercial operation of the LNG facilities is targeted for the end of 2023.

•The Peoples Gas Light and Coke Company continues to work on its Natural Gas System Modernization Program, which primarily involves replacing old cast and ductile iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system.

•WPS continues work on its System Modernization and Reliability Project, which involves modernizing parts of its electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service WPS provides to its customers. WE, WPS, and WG also continue to upgrade their electric and natural gas distribution systems to enhance reliability.

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

06/30/2020 Form 10-Q	41	WEC Energy Group, Inc.

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

•See Note 2, Acquisitions, for information about our acquisitions or planned acquisitions of portions of wind energy generation facilities in Illinois, Nebraska, and South Dakota.

•See Note 3, Disposition, for information on a disposition. In 2019, we sold certain WPS Power Development, LLC solar power generation facilities.

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

06/30/2020 Form 10-Q	42	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2020 with the second quarter of 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Change Related to We Power Lease	Remaining Change B (W)
Wisconsin	$277.6	$270.2	$7.4	$42.0	$(0.3)	$(34.3)
Illinois	59.5	42.6	16.9	—	—	16.9
Other states	6.0	4.6	1.4	—	—	1.4
Non-utility energy infrastructure	91.4	91.3	0.1	—	—	0.1
Corporate and other	(9.0)	(7.1)	(1.9)	—	—	(1.9)
Reconciling eliminations	(86.7)	(87.0)	0.3	—	0.3	—
Total operating income	338.8	314.6	24.2	42.0	—	(17.8)
Equity in earnings of transmission affiliates	52.9	36.9	16.0	—	—	16.0
Other income, net	28.6	23.6	5.0	—	—	5.0
Interest expense	124.4	124.1	(0.3)	—	—	(0.3)
Income before income taxes	295.9	251.0	44.9	42.0	—	2.9
Income tax expense	53.8	15.2	(38.6)	(42.0)	—	3.4
Preferred stock dividends of subsidiary	0.3	0.3	—	—	—	—
Net (income) loss attributed to noncontrolling interests	(0.2)	0.2	(0.4)	—	—	(0.4)
Net income attributed to common shareholders	$241.6	$235.7	$5.9	$—	$—	$5.9

Diluted earnings per share	$0.76	$0.74	$0.02

Earnings increased $5.9 million during the second quarter of 2020, compared with the same quarter in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the second quarter of 2019. WE was flowing through the tax benefit of its repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholders. See Note 23, Regulatory Environment, for more information on the flow through of tax repairs.

The significant factors impacting the $5.9 million increase in earnings were:

•A $16.9 million increase in operating income at the Illinois segment, driven by lower operating expense during the second quarter of 2020. Natural gas maintenance costs and customer service costs were both lower in the second quarter of 2020 as a result of the timing of performing certain services. Higher natural gas margins at PGL due to continued capital investment in the SMP project under its QIP rider also contributed to the increase in operating income.

•A $16.0 million increase in earnings from our ownership interests in transmission affiliates, primarily due to an increase in the base ROE that ATC is allowed to collect as a result of a FERC order issued in May 2020, which was retroactive to November 2013. For more information on the ROE increase, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC also contributed to the increase in earnings from our ownership interests in transmission affiliates.

06/30/2020 Form 10-Q	43	WEC Energy Group, Inc.

•A $5.0 million increase in other income, net, primarily driven by higher net gains on the investments held in the Integrys rabbi trust during the second quarter of 2020. These investment gains partially offset the increase in benefits costs related to deferred compensation, which is included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $3.4 million remaining decrease in income tax expense, driven by the amortization of the unprotected excess deferred tax benefits from the Tax Legislation in accordance with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, which was offset in operating income at the Wisconsin segment and had no impact on net income attributed to common shareholders. See Note 23, Regulatory Environment, for more information on the Wisconsin rate orders. This decrease in income tax expense was partially offset by the recognition of deferred investment tax credits upon the sale of certain PDL solar power generation facilities completed during the second quarter of 2019.

These increases in earnings were partially offset by a $34.3 million remaining decrease in operating income at the Wisconsin segment, driven by a net decrease in electric and natural gas margins. Lower overall sales volumes related to the COVID-19 pandemic, the negative impact from collections of fuel and purchased power costs, and the net impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, all contributed to the net decrease in margins. Favorable weather during the second quarter of 2020 partially offset these decreases. The impact from the rate orders includes amounts returned to customers related to the unprotected excess deferred tax benefits from the Tax Legislation. The negative impact on margins from the return of these tax savings to customers was offset by the reduction to income tax expense discussed above, and had no impact on net income attributed to common shareholders. An increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, also contributed to the remaining decrease in operating income at the Wisconsin segment.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the second quarter of 2020 and 2019 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

06/30/2020 Form 10-Q	44	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Electric revenues	$998.3	$1,024.4	$(26.1)
Fuel and purchased power	282.4	310.7	28.3
Total electric margins	715.9	713.7	2.2

Natural gas revenues	207.9	228.9	(21.0)
Cost of natural gas sold	91.6	116.4	24.8
Total natural gas margins	116.3	112.5	3.8

Total electric and natural gas margins	832.2	826.2	6.0

Other operation and maintenance	349.4	363.9	14.5
Depreciation and amortization	167.6	152.9	(14.7)
Property and revenue taxes	37.6	39.2	1.6
Operating income	$277.6	$270.2	$7.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$153.6	$154.9	$1.3
Transmission (1)	129.0	103.6	(25.4)
We Power (2)	29.9	34.2	4.3
Regulatory amortizations and other pass through expenses (3)	36.9	37.2	0.3
Transmission expense related to the flow through of tax repairs (4)	—	16.5	16.5
Transmission expense related to Tax Legislation (5)	—	17.5	17.5
Total other operation and maintenance	$349.4	$363.9	$14.5

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2020 and 2019, $113.7 million and $119.5 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the three months ended June 30, 2020 and 2019, $25.5 million and $45.6 million, respectively, of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)Represents additional transmission expense recorded in 2019 associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

06/30/2020 Form 10-Q	45	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	2,736.7	2,336.8	399.9
Small commercial and industrial (1)	2,793.1	3,054.8	(261.7)
Large commercial and industrial (1)	2,561.9	3,155.1	(593.2)
Other	36.2	39.2	(3.0)
Total retail (1)	8,127.9	8,585.9	(458.0)
Wholesale	725.3	820.8	(95.5)
Resale	1,425.5	1,789.2	(363.7)
Total sales in MWh (1)	10,278.7	11,195.9	(917.2)

(1)Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	177.4	170.7	6.7
Commercial and industrial	99.1	108.1	(9.0)
Total retail	276.5	278.8	(2.3)
Transport	286.8	320.9	(34.1)
Total sales in therms	563.3	599.7	(36.4)

	Three Months Ended June 30
	Degree Days
Weather	2020	2019	B (W)
WE and WG (1)
Heating (926 Normal)	995	973	2.3%
Cooling (161 Normal)	223	76	193.4%

WPS (2)
Heating (961 Normal)	1,078	1,040	3.7%
Cooling (133 Normal)	185	78	137.2%

UMERC (3)
Heating (1,192 Normal)	1,325	1,333	(0.6)%
Cooling (77 Normal)	114	49	132.7%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2020 Form 10-Q	46	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $2.2 million during the second quarter of 2020, compared with the same quarter in 2019. The significant factors impacting the higher electric utility margins were:

•A $25.5 million increase in margins associated with the negative impact of WE's flow through of tax benefits of its repair-related deferred tax liabilities during the second quarter of 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•A $5.9 million increase in margins related to higher residential sales volumes, driven by favorable weather during the second quarter of 2020, compared with the same quarter in 2019, as well as the shelter-in-place order issued by the state of Wisconsin related to the COVID-19 pandemic. As measured by cooling degree days, the second quarter of 2020 was 193.4% and 137.2% warmer than the same quarter in 2019 in the Milwaukee area and Green Bay area, respectively. As measured by heating degree days, the second quarter of 2020 was 2.3% and 3.7% colder than the same quarter in 2019 in the Milwaukee area and Green Bay area, respectively. This increase in margins was partially offset by a reduction driven by lower sales volumes for our commercial and industrial customers, primarily related to business interruptions and closings during the COVID-19 pandemic.

These increases in margins were partially offset by:

•A $13.6 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This decrease in margins includes savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

•A $12.6 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•A $3.9 million decrease in margins related to lower pole attachment revenues, driven by new Federal Communications Commission regulations.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $3.8 million during the second quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the higher natural gas utility margins was an increase related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

Operating Income

Operating income at the Wisconsin segment increased $7.4 million during the second quarter of 2020, compared with the same quarter in 2019. This increase was driven by the $6.0 million increase in margins discussed above and $1.4 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the decrease in operating expenses during the second quarter of 2020, compared with the same quarter in 2019, were:

•A $17.5 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $16.5 million decrease in transmission expense related to the flow through of tax repairs during the second quarter of 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

06/30/2020 Form 10-Q	47	WEC Energy Group, Inc.

•A $5.6 million decrease in electric and natural gas distribution expenses during the second quarter of 2020, partially driven by lower maintenance and storm restoration expense.

•A $4.3 million decrease in other operation and maintenance expense related to the We Power leases as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $25.4 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•A $14.7 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$261.2	$242.9	$18.3
Cost of natural gas sold	53.2	42.8	(10.4)
Total natural gas margins	208.0	200.1	7.9

Other operation and maintenance	93.2	107.0	13.8
Depreciation and amortization	48.6	45.0	(3.6)
Property and revenue taxes	6.7	5.5	(1.2)
Operating income	$59.5	$42.6	$16.9

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in the line items below	$75.9	$91.5	$15.6
Riders (1)	18.0	15.6	(2.4)
Regulatory amortizations (1)	(0.7)	(0.3)	0.4
Other	—	0.2	0.2
Total other operation and maintenance	$93.2	$107.0	$13.8

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	140.5	126.7	13.8
Commercial and industrial	48.5	57.4	(8.9)
Total retail	189.0	184.1	4.9
Transport	136.7	141.0	(4.3)
Total sales in therms	325.7	325.1	0.6

06/30/2020 Form 10-Q	48	WEC Energy Group, Inc.

	Three Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (716 Normal)	772	771	0.1%
(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $2.4 million impact of the riders referenced in the table above, increased $5.5 million during the second quarter of 2020, compared with the same quarter in 2019. The increase in margins was primarily driven by higher revenues at PGL due to continued capital investment in the SMP project. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 23, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment increased $16.9 million during the second quarter of 2020, compared with the same quarter in 2019. This increase was driven by the $5.5 million net increase in margins discussed above, as well as $11.4 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above.

The significant factors impacting the decrease in operating expenses during the second quarter of 2020, compared with the same quarter in 2019, were a $13.6 million decrease in natural gas maintenance costs and a $2.6 million decrease in customer service costs, both primarily due to the timing of performing certain services. These decreases in operating expenses were partially offset by a $3.6 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$66.7	$68.8	$(2.1)
Cost of natural gas sold	27.8	29.9	2.1
Total natural gas margins	38.9	38.9	—

Other operation and maintenance	20.4	23.4	3.0
Depreciation and amortization	8.3	6.7	(1.6)
Property and revenue taxes	4.2	4.2	—
Operating income	$6.0	$4.6	$1.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line item below	$17.3	$18.9	$1.6
Regulatory amortizations and other pass through expenses (1)	3.1	4.5	1.4
Total other operation and maintenance	$20.4	$23.4	$3.0

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2020 Form 10-Q	49	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	53.4	47.8	5.6
Commercial and industrial	26.8	33.1	(6.3)
Total retail	80.2	80.9	(0.7)
Transport	123.4	174.8	(51.4)
Total sales in therms	203.6	255.7	(52.1)

	Three Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
MERC
Heating (955 Normal)	1,041	1,074	(3.1)%

MGU
Heating (759 Normal)	933	805	15.9%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins during the second quater of 2020 remained flat compared to the second quarter of 2019.

Operating Income

Operating income at the other states segment increased $1.4 million during the second quarter of 2020, compared to the same quarter in 2019. This increase was driven by a $1.4 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The decrease in operating expenses was driven by effective cost control, partially offset by an increase in depreciation and amortization.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Operating income	$91.4	$91.3	$0.1

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Operating loss	$(9.0)	$(7.1)	$(1.9)

Electric Transmission Segment Operations

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Equity in earnings of transmission affiliates	$52.9	$36.9	$16.0

Earnings from our ownership interests in transmission affiliates increased $16.0 million during the second quarter of 2020, compared with the same quarter in 2019, primarily due to an increase in the base ROE that ATC is allowed to collect as a result of a

06/30/2020 Form 10-Q	50	WEC Energy Group, Inc.

FERC order issued in May 2020, retroactive to November 2013. For further discussion of the ROE increase, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Also contributing to the increase in earnings from our ownership interests in transmission affiliates was continued capital investment by ATC.

Consolidated Other Income, Net

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Gains from investments held in rabbi trust	$11.7	$3.3	$8.4
Non-service components of net periodic benefit costs	12.3	9.6	2.7
AFUDC – Equity	4.5	2.4	2.1
Other, net	0.1	8.3	(8.2)
Other income, net	$28.6	$23.6	$5.0

Other income, net increased $5.0 million during the second quarter of 2020, compared with the same quarter in 2019. The increase was primarily driven by higher net gains on the investments held in the Integrys rabbi trust during the second quarter of 2020. These investment gains partially offset the increase in benefits costs related to deferred compensation, which is included in operating income. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. Also contributing to the increase were higher net credits from the non-service components of our net periodic pension and OPEB costs and higher AFUDC–Equity due to continued capital investments. See Note 16, Employee Benefits, for more information on our pension and OPEB costs. Theses increases in other income, net were partially offset by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income.

Consolidated Interest Expense

	Three Months Ended June 30
(in millions)	2020	2019	B (W)
Interest expense	$124.4	$124.1	$(0.3)

Consolidated Income Tax Expense

	Three Months Ended June 30
	2020	2019	B (W)
Effective tax rate	18.2%	6.1%	(12.1)%

Our effective tax rate increased by 12.1% during the second quarter of 2020, compared with the same quarter in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the second quarter of 2019, in connection with the 2017 Wisconsin rate settlement, and the recognition of deferred investment tax credits upon the sale of certain PDL solar power generation facilities completed during the second quarter of 2019. These items were partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impacts due to the benefit from the flow through of tax repairs and the amortization of the unprotected excess deferred tax benefits from the Tax Legislation were offset in operating income at the Wisconsin segment. See Note 12, Income Taxes, and Note 23, Regulatory Environment, for more information.

06/30/2020 Form 10-Q	51	WEC Energy Group, Inc.

SIX MONTHS ENDED JUNE 30, 2020

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2020 with the six months ended June 30, 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Change Related to We Power Lease	Remaining Change B (W)
Wisconsin	$704.4	$632.0	$72.4	$82.7	$(1.0)	$(9.3)
Illinois	221.1	180.5	40.6	—	—	40.6
Other states	43.4	46.1	(2.7)	—	—	(2.7)
Non-utility energy infrastructure	182.9	184.0	(1.1)	—	—	(1.1)
Corporate and other	(13.2)	(11.0)	(2.2)	—	—	(2.2)
Reconciling eliminations	(173.2)	(174.2)	1.0	—	1.0	—
Total operating income	965.4	857.4	108.0	82.7	—	25.3
Equity in earnings of transmission affiliates	92.7	73.0	19.7	—	—	19.7
Other income, net	34.2	54.5	(20.3)	—	—	(20.3)
Interest expense	253.8	248.5	(5.3)	—	—	(5.3)
Income before income taxes	838.5	736.4	102.1	82.7	—	19.4
Income tax expense	143.8	80.2	(63.6)	(82.7)	—	19.1
Preferred stock dividends of subsidiary	0.6	0.6	—	—	—	—
Net loss attributed to noncontrolling interests	—	0.2	(0.2)	—	—	(0.2)
Net income attributed to common shareholders	$694.1	$655.8	$38.3	$—	$—	$38.3

Diluted Earnings Per Share	$2.19	$2.07	$0.12

Earnings increased $38.3 million during the six months ended June 30, 2020, compared with the same period in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the first six months of 2019. WE was flowing through the tax benefit of its repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholders.

The significant factors impacting the $38.3 million increase in earnings were:

•A $40.6 million increase in operating income at the Illinois segment, driven by lower operating expenses during the six months ended June 30, 2020. Natural gas maintenance costs and customer service costs both decreased in the first half of 2020 as a result of the timing of performing certain services. The lower natural gas maintenance costs also reflect the benefit of warmer than normal winter weather in 2020. Higher natural gas margins at PGL due to continued capital investment in the SMP project under its QIP rider also contributed to the increase in operating income.

•A $19.7 million increase in earnings from our ownership interests in transmission affiliates, primarily due to an increase in the base ROE that ATC is allowed to collect as a result of a FERC order issued in May 2020, which was retroactive to November 2013. Continued capital investment by ATC also contributed to the increase.

•A $19.1 million remaining decrease in income tax expense, driven by the amortization of the unprotected excess deferred tax benefits from the Tax Legislation in accordance with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, which was offset in operating income at the Wisconsin segment and had no impact on net income attributed to common shareholders. This decrease in income tax expense was partially offset by the recognition of deferred investment tax credits upon the sale of certain PDL solar power generation facilities completed during the second quarter of 2019 and higher income before income taxes.

06/30/2020 Form 10-Q	52	WEC Energy Group, Inc.

These increases in earnings were partially offset by:

•A $20.3 million decrease in other income, net, primarily driven by net losses on the investments held in the Integrys rabbi trust during the six months ended June 30, 2020, compared with net gains during the same period in 2019. These investment gains and losses partially offset the changes in benefits costs related to deferred compensation, which are included in operating income.

•A $9.3 million remaining decrease in operating income at the Wisconsin segment, driven by a decrease in electric and natural gas margins related to lower overall sales volumes, primarily due to impacts from the COVID-19 pandemic and unfavorable winter weather in 2020. An increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, also contributed to the remaining decrease. These decreases in operating income were partially offset by lower operation and maintenance expense during the six months ended June 30, 2020, driven by lower benefits costs and a decrease in electric and natural gas distribution expenses, and a net increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This increase in margins is net of the amounts returned to customers related to the unprotected excess deferred tax benefits from the Tax Legislation. The negative impact on margins from the return of these tax savings to customers was offset by the reduction to income tax expense discussed above, and had no impact on net income attributed to common shareholders.

•A $5.3 million increase in interest expense, driven by higher long-term debt balances during the six months ended June 30, 2020, primarily due to continued capital investments. Lower interest rates on short-term debt partially offset this increase.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the six months ended June 30, 2020 and 2019 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

06/30/2020 Form 10-Q	53	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Electric revenues	$2,036.5	$2,091.0	$(54.5)
Fuel and purchased power	583.2	649.5	66.3
Total electric margins	1,453.3	1,441.5	11.8

Natural gas revenues	668.6	795.7	(127.1)
Cost of natural gas sold	328.1	469.0	140.9
Total natural gas margins	340.5	326.7	13.8

Total electric and natural gas margins	1,793.8	1,768.2	25.6

Other operation and maintenance	680.2	756.6	76.4
Depreciation and amortization	333.0	303.9	(29.1)
Property and revenue taxes	76.2	75.7	(0.5)
Operating income	$704.4	$632.0	$72.4

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$291.9	$331.0	$39.1
Transmission (1)	258.8	209.4	(49.4)
We Power (2)	60.2	70.1	9.9
Regulatory amortizations and other pass through expenses (3)	69.3	81.6	12.3
Transmission expense related to the flow through of tax repairs (4)	—	31.8	31.8
Transmission expense related to Tax Legislation (5)	—	32.7	32.7
Total other operation and maintenance	$680.2	$756.6	$76.4

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2020 and 2019, $234.7 million and $238.1 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the six months ended June 30, 2020 and 2019, $60.6 million and $76.4 million, respectively, of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(3)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(4)Represents additional transmission expense recorded in 2019 associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since WE's transmission asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

06/30/2020 Form 10-Q	54	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	5,417.8	5,147.5	270.3
Small commercial and industrial (1)	5,890.0	6,235.9	(345.9)
Large commercial and industrial (1)	5,570.8	6,241.9	(671.1)
Other	78.7	84.2	(5.5)
Total retail (1)	16,957.3	17,709.5	(752.2)
Wholesale	1,467.8	1,664.5	(196.7)
Resale	3,421.9	3,144.7	277.2
Total sales in MWh (1)	21,847.0	22,518.7	(671.7)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	669.8	747.2	(77.4)
Commercial and industrial	390.6	446.2	(55.6)
Total retail	1,060.4	1,193.4	(133.0)
Transport	715.4	752.1	(36.7)
Total sales in therms	1,775.8	1,945.5	(169.7)

	Six Months Ended June 30
	Degree Days
Weather	2020	2019	B (W)
WE and WG (1)
Heating (4,245 Normal)	3,920	4,456	(12.0)%
Cooling (161 Normal)	223	76	193.4%

WPS (2)
Heating (4,665 Normal)	4,446	4,881	(8.9)%
Cooling (133 Normal)	185	78	137.2%

UMERC (3)
Heating (5,210 Normal)	4,998	5,637	(11.3)%
Cooling (77 Normal)	114	49	132.7%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2020 Form 10-Q	55	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $11.8 million during the six months ended June 30, 2020, compared with the same period in 2019. The significant factors impacting the higher electric utility margins were:

•A $50.9 million increase in margins associated with the negative impact of WE's flow through of tax benefits of its repair-related deferred tax liabilities during the six months ended June 30, 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•A $14.2 million increase in margins related to non-monitored fuel costs driven by a change in the PSCW's 2019 rate order, which includes fixed gas costs as part of monitored fuel and purchased power costs effective January 1, 2020.

These increases in margins were partially offset by:

•A $26.3 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This decrease in margins includes savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

•A $22.7 million net decrease in margins related to lower retail sales volumes, including the impact of weather. We recognized a $33.3 million net reduction in margins related to lower retail sales volumes driven by the COVID-19 pandemic. Sales volumes for our commercial and industrial customers decreased, primarily related to business interruptions and closings, while residential sales volumes increased. These changes in volumes were both driven by a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic. This net decrease in margins was partially offset by a $10.6 million increase in margins related to favorable weather. As measured by cooling degree days, the six months ended June 30, 2020 was 193.4% and 137.2% warmer than the same period in 2019 in the Milwaukee area and Green Bay area, respectively.

•A $5.9 million decrease in margins related to lower pole attachment revenues, driven by new Federal Communications Commission regulations

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $13.8 million during the six months ended June 30, 2020, compared with the same period in 2019. The most significant factor impacting the higher natural gas utility margins was a $36.8 million increase related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This increase in margins is net of the negative impact on margins related to savings from the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes. This increase was partially offset by a $24.7 million decrease in margins from lower sales volumes, driven by warmer winter weather during 2020. As measured by heating degree days, the six months ended June 30, 2020 was 12.0% and 8.9% warmer than the same period in 2019 in the Milwaukee area and Green Bay area, respectively.

Operating Income

Operating income at the Wisconsin segment increased $72.4 million during the six months ended June 30, 2020, compared with the same period in 2019. This increase was driven by $46.8 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), and the $25.6 million increase in margins discussed above.

The significant factors impacting the decrease in operating expenses during the six months ended June 30, 2020, compared with the same period in 2019, were:

•A $32.7 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

06/30/2020 Form 10-Q	56	WEC Energy Group, Inc.

•A $31.8 million decrease in transmission expense related to the flow through of tax repairs in 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $21.6 million decrease in benefit costs, primarily due to lower deferred compensation costs in 2020.

•A $14.6 million decrease in electric and natural gas distribution expenses, partially driven by lower maintenance and storm restoration expense.

•A $12.3 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $9.9 million decrease in other operation and maintenance expense related to the We Power leases as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $49.4 million increase in transmission expense, primarily driven by an increase in amortization related to escrow accounting as approved in the PSCW's 2019 rate order, which was effective January 1, 2020. See the notes under the other operation and maintenance table above for more information on escrow accounting.

•A $29.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$708.8	$779.4	$(70.6)
Cost of natural gas sold	179.9	262.6	82.7
Total natural gas margins	528.9	516.8	12.1

Other operation and maintenance	197.3	235.2	37.9
Depreciation and amortization	96.1	89.5	(6.6)
Property and revenue taxes	14.4	11.6	(2.8)
Operating income	$221.1	$180.5	$40.6

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in the line items below	$144.6	$179.5	$34.9
Riders (1)	54.1	56.1	2.0
Regulatory amortizations (1)	(1.4)	(0.7)	0.7
Other	—	0.3	0.3
Total other operation and maintenance	$197.3	$235.2	$37.9

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

06/30/2020 Form 10-Q	57	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	520.9	575.7	(54.8)
Commercial and industrial	204.5	232.3	(27.8)
Total retail	725.4	808.0	(82.6)
Transport	465.9	528.9	(63.0)
Total sales in therms	1,191.3	1,336.9	(145.6)

	Six Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (3,940 Normal)	3,565	4,158	(14.3)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $2.0 million impact of the riders referenced in the table above, increased $14.1 million during the six months ended June 30, 2020, compared with the same period in 2019. The increase in margins was primarily driven by an increase in revenue at PGL due to continued capital investment in the SMP project. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 23, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment increased $40.6 million during the six months ended June 30, 2020, compared with the same period in 2019. This increase was driven by $26.5 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above, as well as the $14.1 million net increase in margins discussed above.

The significant factors impacting the decrease in operating expenses during the six months ended June 30, 2020, compared with the same period in 2019 were:

•A $23.9 million decrease in natural gas maintenance costs, which reflects the benefit of warmer than normal winter weather in 2020 and the timing of performing certain services.

•A $5.2 million decrease in customer service expenses, primarily due to the timing of performing certain services.

•A $4.0 million decrease in benefit costs, primarily due to deferred compensation.

These decreases in operating expenses were partially offset by a $6.6 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

06/30/2020 Form 10-Q	58	WEC Energy Group, Inc.

Other States Segment Contribution to Operating Income

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$213.1	$254.0	$(40.9)
Cost of natural gas sold	103.0	135.4	32.4
Total natural gas margins	110.1	118.6	(8.5)

Other operation and maintenance	42.1	51.0	8.9
Depreciation and amortization	16.1	13.2	(2.9)
Property and revenue taxes	8.5	8.3	(0.2)
Operating income	$43.4	$46.1	$(2.7)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line item below	$33.5	$37.7	$4.2
Regulatory amortizations and other pass through expenses (1)	8.6	13.3	4.7
Total other operation and maintenance	$42.1	$51.0	$8.9

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	195.4	219.8	(24.4)
Commercial and industrial	117.1	144.1	(27.0)
Total retail	312.5	363.9	(51.4)
Transport	382.6	403.5	(20.9)
Total sales in therms	695.1	767.4	(72.3)

	Six Months Ended June 30
	Degree Days
Weather (1)	2020	2019	B (W)
MERC
Heating (4,943 Normal)	4,786	5,456	(12.3)%

MGU
Heating (3,989 Normal)	3,766	4,103	(8.2)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins decreased $8.5 million during the six months ended June 30, 2020, compared with the same period in 2019. The decrease was primarily driven by lower sales volumes as a result of warmer than normal winter weather in 2020 and the

06/30/2020 Form 10-Q	59	WEC Energy Group, Inc.

COVID-19 driven stay-at-home orders issued in March, partially offset by an increase in revenues related to MERC's GUIC rider. The GUIC rider allows MERC to recover previously approved GUIC incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates.

Operating Income

Operating income at the other states segment decreased $2.7 million during the six months ended June 30, 2020, compared with the same period in 2019. The decrease was driven by the $8.5 million decrease in margins discussed above, partially offset by a $5.8 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The decrease in operating expenses was driven by effective cost control, partially offset by an increase in depreciation and amortization.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Operating income	$182.9	$184.0	$(1.1)

Corporate and Other Segment Contribution to Operating Income

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Operating loss	$(13.2)	$(11.0)	$(2.2)

Electric Transmission Segment Operations

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Equity in earnings of transmission affiliates	$92.7	$73.0	$19.7

Earnings from our ownership interests in transmission affiliates increased $19.7 million during the six months ended June 30, 2020, compared with the same period in 2019, primarily due to an increase in the base ROE that ATC is allowed to collect as a result of a FERC order issued in May 2020, retroactive to November 2013. Also contributing to the increase in earnings from our ownership interests in transmission affiliates was continued capital investment by ATC.

Consolidated Other Income, Net

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Gains (losses) from investments held in rabbi trust	$(1.6)	$12.6	$(14.2)
Non-service components of net periodic benefit costs	24.9	17.9	7.0
AFUDC – Equity	8.7	7.3	1.4
Other, net	2.2	16.7	(14.5)
Other income, net	$34.2	$54.5	$(20.3)

Other income, net decreased $20.3 million during the six months ended June 30, 2020, compared with the same period in 2019. The decrease was primarily driven by net losses on the investments held in the Integrys rabbi trust during the six months ended June 30, 2020, compared with net gains during the same period in 2019. Also contributing to the decrease was the impact from the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Theses decreases in other income, net were partially offset by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Consolidated Interest Expense

	Six Months Ended June 30
(in millions)	2020	2019	B (W)
Interest expense	$253.8	$248.5	$(5.3)

06/30/2020 Form 10-Q	60	WEC Energy Group, Inc.

Interest expense increased $5.3 million during the six months ended June 30, 2020, compared with the same period in 2019, primarily due to higher long-term debt balances, partially offset by lower interest rates on short-term debt. The increase in long-term debt balances was primarily related to continued capital investments.

Consolidated Income Tax Expense

	Six Months Ended June 30
	2020	2019	B (W)
Effective tax rate	17.1%	10.9%	(6.2)%

Our effective tax rate increased by 6.2% during the six months ended June 30, 2020, compared with the same period in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the six months ended June 30, 2019, in connection with the 2017 Wisconsin rate settlement, and the recognition of deferred investment tax credits upon the sale of certain PDL solar power generation facilities completed during the second quarter of 2019. These increases in our effective tax rate were partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impacts due to the benefit from the flow through of tax repairs and the amortization of the unprotected excess deferred tax benefits from the Tax Legislation were offset in operating income at the Wisconsin segment.

We expect our 2020 annual effective tax rate to be between 16% and 17%, which includes an estimated 4% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 20% and 21%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$1,379.6	$1,291.2	$88.4
Investing activities	(1,006.2)	(1,066.4)	60.2
Financing activities	(393.3)	(280.2)	(113.1)

Operating Activities

Net cash provided by operating activities increased $88.4 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by:

•A $110.3 million increase in cash from lower payments for other operation and maintenance expenses. During the six months ended June 30, 2020, our payments were lower for benefits, natural gas maintenance costs, electric and natural gas distribution costs, and transmission, compared with the same period in 2019.

•An $80.6 million increase in cash related to lower payments for fuel and purchased power at our plants during the six months ended June 30, 2020, compared with the same period in 2019. Our payments for fuel and purchased power decreased due to the retirement of PIPP in March 2019, lower fuel and purchased power costs driven by the commercial operation of UMERC's new natural gas-fired generating units on March 31, 2019, and lower sales volumes driven by both warmer winter weather during 2020, as well as business interruptions and closings during the COVID-19 pandemic.

06/30/2020 Form 10-Q	61	WEC Energy Group, Inc.

•A $25.1 million increase in cash related to $10.0 million of income taxes received during the six months ended June 30, 2020, compared with $15.1 million of income taxes paid during the same period in 2019. This increase in cash was primarily due to a state income tax refund received in January 2020 and the extension of the estimated payment due date to July 15, 2020 due to the COVID-19 pandemic.

These increases in net cash provided by operating activities were partially offset by a $128.0 million decrease in cash related to lower overall collections from customers, primarily due to lower sales volumes driven by warmer winter weather, as well as business interruptions and closings during the COVID-19 pandemic for the six months ended June 30, 2020, compared with the same period in 2019.

Investing Activities

Net cash used in investing activities decreased $60.2 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by:

•The acquisition of an 80% ownership interest in Upstream in January 2019 for $268.2 million, which is net of cash and restricted cash acquired of $9.2 million. See Note 2, Acquisitions, for more information.

•A $17.0 million increase in proceeds from the sale of investments held in the Integrys rabbi trust during the six months ended June 30, 2020, compared with the same period in 2019.

•A $12.9 million increase in cash related to a decrease in capital contributions to transmission affiliates during the six months ended June 30, 2020, compared with the same period in 2019.

These decreases in net cash used in investing activities were partially offset by:

•A $182.0 million increase in cash paid for capital expenditures during the six months ended June 30, 2020, compared with the same period in 2019, which is discussed in more detail below.

•A $32.4 million decrease in cash related to a reimbursement from ATC for construction costs during the six months ended June 30, 2019. See Note 18, Investment in Transmission Affiliates, for more information.

•A $27.9 million decrease in proceeds from the sale of assets during the six months ended June 30, 2020, compared with the same period in 2019.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2020	2019	Change in 2020 Over 2019
Wisconsin	$633.7	$541.2	$92.5
Illinois	325.9	242.5	83.4
Other states	65.0	45.0	20.0
Non-utility energy infrastructure	5.2	19.7	(14.5)
Corporate and other	7.4	6.8	0.6
Total capital expenditures	$1,037.2	$855.2	$182.0

The increase in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2020, compared with the same period in 2019, was primarily driven by upgrades to WE's electric and natural gas distribution system and capital expenditures related to our Badger Hollow I and Badger Hollow II projects during the six months ended June 30, 2020. These increases in cash paid for capital expenditures were partially offset by a decrease in cash paid for capital expenditures during the six months ended June 30, 2020 related to construction of the new natural gas-fired generation facility in the Upper Peninsula of Michigan, which became commercially operational on March 31, 2019, and upgrades to WPS's natural gas distribution system.

The increase in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2020, compared with the same period in 2019, was driven by an increase in facilities projects, upgrading of automated meter reading devices, dehydration

06/30/2020 Form 10-Q	62	WEC Energy Group, Inc.

system upgrades at the Manlove Gas Storage Field, and a higher number of meter replacements during the six months ended June 30, 2020.

The increase in cash paid for capital expenditures at the other states segment during the six months ended June 30, 2020, compared with the same period in 2019, was primarily driven by an increase in AMI expenditures during the six months ended June 30, 2020.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during the six months ended June 30, 2020, compared with the same period in 2019, was primarily driven by projects completed at the ERGS during the six months ended June 30, 2019.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $113.1 million during the six months ended June 30, 2020, compared with the same period in 2019, driven by:

•A $400.9 million decrease in cash due to higher repayments of long-term debt during the six months ended June 30, 2020, compared with the same period in 2019.

•A $240.0 million decrease in cash due to lower issuances of long-term debt during the six months ended June 30, 2020, compared with the same period in 2019.

•The acquisition of an additional 10% ownership interest in Upstream in April 2020 for $31.0 million. See Note 2, Acquisitions, for more information.

•A $29.8 million decrease in cash from stock options exercised during the six months ended June 30, 2020, compared with the same period in 2019.

•A $26.7 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2020, compared with the same period in 2019. In January 2020, our Board of Directors increased our quarterly dividend by $0.0425 per share (7.2%) effective with the March 2020 dividend payment.

These decreases in cash were partially offset by:

•A $340.0 million increase in cash due to the issuance of a 364-day term loan during the six months ended June 30, 2020, to enhance our liquidity position in response to the COVID-19 pandemic. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

•A $218.1 million net increase in cash which resulted from $40.7 million of net borrowings of commercial paper during the six months ended June 30, 2020, compared with $177.4 million of net repayments during the same period in 2019.

•A $56.0 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during the six months ended June 30, 2020, compared with the same period in 2019, to satisfy requirements of our stock-based compensation plans.

Significant Financing Activities

For more information on our financing activities, see Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt.

06/30/2020 Form 10-Q	63	WEC Energy Group, Inc.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

We currently have access to the capital markets and have been able to generate funds both internally and externally to meet our capital requirements. Our ability to attract the necessary financial capital at reasonable terms is critical to our overall strategic plan. We currently believe that we have adequate capacity to fund our operations for the foreseeable future through our existing borrowing arrangements, access to capital markets, and internally generated cash. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic.

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

The following table shows our capitalization structure as of June 30, 2020, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,383.7	$10,633.7
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	11,616.6	11,366.6
Short-term debt	1,211.5	1,211.5
Total capitalization	$23,242.2	$23,242.2

Total debt	$12,828.1	$12,578.1

Ratio of debt to total capitalization	55.2%	54.1%

Included in long-term debt on our balance sheet as of June 30, 2020, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Working Capital

As of June 30, 2020, our current liabilities exceeded our current assets by $1.8 billion. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

06/30/2020 Form 10-Q	64	WEC Energy Group, Inc.

Credit Rating Risk

We do not have any credit agreements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. However, we have certain agreements in the form of commodity contracts and employee benefit plans that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody's Investors Service, Inc. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

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

(in millions)	2020	2021	2022
Wisconsin	$1,482.0	$1,881.1	$1,630.5
Illinois	779.0	619.4	586.7
Other states	117.4	111.6	87.4
Non-utility energy infrastructure	706.5	440.7	258.0
Corporate and other	24.6	22.7	2.7
Total	$3,109.5	$3,075.5	$2,565.3

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

06/30/2020 Form 10-Q	65	WEC Energy Group, Inc.

unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of the output of this project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation of Badger Hollow II is targeted for December 2022. Solar generation technology has greatly improved, has become more cost-effective, and it complements our summer demand curve.

WE plans to install approximately 46 miles of natural gas transmission main in southeastern Wisconsin. This project, which was approved in a written order by the PSCW in June 2020, has been designated as the "Lakeshore Lateral Project." The primary purpose of this project is to increase the quantity and reliability of natural gas service, both on a peak day and annually, in southeastern Wisconsin. The cost of the project is estimated to be between $174 and $180 million. Construction for the project is tentatively scheduled to begin during the fourth quarter of 2020, and the project is expected to be completed by the end of 2021.

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

The non-utility energy infrastructure line item in the table above includes WECI's planned investments in Thunderhead, Blooming Grove, and Tatanka Ridge. See Note 2, Acquisitions, for more information on these wind projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $90 million from 2020 through 2022. We do not expect to make any contributions to ATC Holdco during that period.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts to our capital projects as a result of the COVID-19 pandemic.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2020.

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

06/30/2020 Form 10-Q	66	WEC Energy Group, Inc.

Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place orders that were in effect for our service territories have expired, similar orders could be adopted in the future depending on how the virus continues to spread. Such measures have significantly disrupted economic activity in our service territories and have caused disruptions and volatility in the capital markets. See Item 1A. Risk Factors for more information on our risks related to COVID-19.

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

In response to the factors discussed above, we have taken several steps to enhance our liquidity position. In March 2020, we entered into a $340 million, 364-day term loan, which was used to pay down commercial paper. Also, while not directly related to COVID-19, in April 2020, MGU and MERC issued a total of $110 million of senior notes in private placement transactions. Our overall liquidity position remains strong. As of June 30, 2020, we had approximately $1.9 billion available under our credit facilities, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were well funded at December 31, 2019, with total plan assets exceeding total benefit obligations by $204.3 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses recorded during the early stages of the pandemic in the first quarter of 2020 were substantially reversed in the second quarter in response to government stimulus and relief efforts and the gradual reopening of businesses. During the six months ended June 30, 2020, we recognized a $19 million decrease in the value of long-term investments held in our pension and OPEB plan trusts as second quarter gains nearly offset first quarter losses.

We could still see earnings volatility associated with certain other benefit plans that we maintain, primarily related to performance units that we grant to certain employees, and our deferred compensation plans. Certain of the liabilities associated with the deferred compensation plans are indexed to mutual funds and our common stock, and the liabilities associated with outstanding performance units are indexed to our common stock. These liabilities are marked to fair value through earnings each period, with earnings increasing as market prices decrease. Earnings volatility associated with our deferred compensation plans is partially mitigated by investments we hold in a rabbi trust.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including rising unemployment rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements, although these financial risks are mitigated by regulatory mechanisms and the COVID-19 specific regulatory orders discussed below. In addition, see Note 23, Regulatory Environment, for information on certain regulatory actions that have been taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

06/30/2020 Form 10-Q	67	WEC Energy Group, Inc.

Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WG, and WPS in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. In addition, we have received specific orders related to the COVID-19 pandemic as follows:

•In a March 24, 2020 order, the PSCW authorized the deferral of credit losses at WE, WG, and WPS for commercial and industrial customers, to the extent these losses exceed the amount included in rates, as a result of the COVID-19 pandemic and the actions WE, WG, and WPS have been required to take to ensure essential utility services are available to customers.

•On June 18, 2020, the ICC issued a written order approving a settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. Among other things, this order authorized PGL and NSG to implement a SPR for the recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs required by the settlement agreement.

•Pursuant to an April 15, 2020 order addressing certain impacts of the COVID-19 pandemic and requiring Michigan utilities to take certain actions to protect customers, the MPSC authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates.

•On May 22, 2020, the MPUC issued a written order authorizing Minnesota utilities to track and defer COVID-19 related expenses and certain foregone revenues.

The additional protections provided by these orders are still being assessed and will be subject to prudency reviews. See Note 23, Regulatory Environment, for additional information about these orders.

Loss of Business

We have seen a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they are experiencing lower demand for their products and services, or were prohibited from operating during much of the second quarter, as a result of the COVID-19 pandemic. Many businesses in our service territories still are not operating at full capacity.The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

Based on market conditions and disruptions in manufacturing and steel production due to the impact of COVID-19, our largest customer, the Tilden mine, temporarily idled production at the end of April. Since then, Tilden has seen demand for its products recover, and as a result, resumed production in June. UMERC’s natural gas-fired generation facilities began commercial operation effective March 31, 2019, and the total cost was approximately $255 million including AFUDC. Through an agreement between UMERC and Tilden, Tilden is responsible for 50% of the cost of these generation facilities and all of the operation and maintenance expense incurred at these facilities, whether or not the mine is operating. Because Tilden remained responsible for these costs, its temporary shut-down did not have a significant impact on our results of operations.

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the pandemic continues for an extended period of time and significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

The timing of some of our utility-scale solar projects under construction has been impacted by the COVID-19 pandemic. Regarding our Badger Hollow I solar project, the parties have agreed to delay the expected commercial operation date from December 2020 to April 2021 so that near term staffing increases can be minimized in light of state mandated COVID-19 orders. There is no change to the expected in service date of the Two Creeks solar project. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

06/30/2020 Form 10-Q	68	WEC Energy Group, Inc.

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

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

All of these safety measures have caused us to incur additional costs, and depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

Our utilities have taken actions to ensure that essential utility services are available to customers in their service territories during the COVID-19 pandemic. In addition, the PSCW, the ICC, the MPUC, and the MPSC have all issued verbal and/or written orders regarding certain measures to be taken in their respective jurisdictions. See Note 23, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2020, we had not received any significant disallowances of the costs incurred for this project. WPS and MERC received approval to recover these costs in their most recent rate orders; however, the costs incurred for this project in our other regulatory jurisdictions are still subject to approval by the applicable regulators.

•In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2020, PGL

06/30/2020 Form 10-Q	69	WEC Energy Group, Inc.

filed its 2019 reconciliation with the ICC, which, along with the 2018, 2017, and 2016 reconciliations, are still pending. As of June 30, 2020, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 23, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In 2018 and 2019, the PSCW and the MPSC issued written orders regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin and Michigan, respectively. The various remaining impacts of the Tax Legislation on our Wisconsin operations were addressed in the rate orders issued by the PSCW in December 2019. See Note 23, Regulatory Environment, for more information on these rate orders. The MPSC also approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation. In addition, the ICC approved the Variable Income Tax Adjustment Rider in Illinois during April 2018, and, in Minnesota, the MPUC included the various impacts of the Tax Legislation in MERC's final 2018 rate order.

In July 2019, the FERC approved WPS's revised formula rate tariff, which incorporated the impacts of the Tax Legislation. We are also working with the FERC to modify WE's formula rate tariff for the impacts of the Tax Legislation, and we expect to receive FERC approval for WE's modified tariff later in 2020.

American Transmission Company Allowed Return on Equity Complaints

On November 21, 2019, the FERC issued an order (November 2019 Order) related to the methodology used to calculate the base ROE for all MISO transmission owners, including ATC. Based on this order, the FERC expanded its base ROE methodology to include the capital-asset pricing model in addition to the discounted cash flow model to better reflect how investors make their investment decisions. The FERC's modified methodology reduced the base ROE that ATC is allowed to collect on a going-forward basis, as discussed below. In response to the FERC's decision, requests for the FERC to rehear the November 2019 Order in its entirety were filed by various parties.

On May 21, 2020, the FERC issued an order (May 2020 Order) that granted in part and denied in part the requests to rehear the November 2019 Order. In the May 2020 Order, the FERC made additional revisions to its base ROE methodology, including adding the use of the risk premium model. As discussed below, the additional revisions made by the FERC increased ATC's base ROE authorized in the November 2019 Order on a going-forward basis, but various parties have filed requests to rehear certain parts of the May 2020 Order with the FERC. Petitions for review of the November 2019 Order and relevant parts of the May 2020 Order have also been filed with the D.C. Circuit Court of Appeals.

First Return on Equity Complaint

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In September 2016, the FERC issued an order requiring MISO transmission owners to collect a reduced base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The FERC then issued the November 2019 Order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. The November 2019 Order further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88%, effective as of September 28, 2016 and prospectively. The November 2019 Order also continued to allow the collection of the 0.5% ROE incentive adder, which only applies to revenues collected after January 6, 2015. In response to the rehearing requests filed related to the November 2019 Order, the FERC issued another order in May 2020. This May 2020 Order increased the base ROE for all MISO

06/30/2020 Form 10-Q	70	WEC Energy Group, Inc.

transmission owners, including ATC, from the 9.88% authorized in the November 2019 Order to 10.02%, effective as of September 28, 2016 and prospectively. The May 2020 Order also allowed the continued collection of the 0.5% ROE incentive adder.

ATC is required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through May 21, 2020. As a result, ATC is expected to provide WE and WPS with refunds related to the transmission costs they paid during the two refund periods by the end of December 2020, and these refunds will be applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

Second Return on Equity Complaint

In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to February 12, 2015. The FERC also addressed this second complaint in the November 2019 Order. Similar to the first complaint, the November 2019 Order stated that the base ROE of 9.88% and the 0.5% incentive adder were reasonable for the period covered by the second complaint, February 12, 2015 through May 10, 2016. However, in the November 2019 Order, the FERC relied on certain provisions of the Federal Power Act to dismiss the second complaint and to determine that refunds were not allowed for this period. In its May 2020 Order, the FERC stated the new base ROE of 10.02% and the 0.5% incentive adder were reasonable for the period covered by the second complaint. However, the FERC relied on the same provisions of the Federal Power Act to again dismiss the complaint and determine that refunds were not allowed for this period. The FERC also denied the requests to rehear both the dismissal of the second complaint and the determination that no refunds are allowed for the second complaint period.

Due to the various outstanding rehearing requests and petitions related to the May 2020 Order and the November 2019 Order, refunds could still be required for the second complaint period. Therefore, our financials continue to reflect a liability of $39.1 million, which reduced our equity earnings from ATC. This liability is based on a 10.52% ROE for the second complaint period. If it is ultimately determined that a refund is required for the second complaint period, we would not expect any such refund to have a material impact on our financial statements or results of operations in the future. In addition, WE and WPS would be entitled to receive a portion of the refund from ATC for the benefit of their customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2019 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 13, Fair Value Measurements, Note 14, Derivative Instruments, and Note 15, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2020 Form 10-Q	71	WEC Energy Group, Inc.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak, and the Illinois state agencies to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an Agreed Interim Order with the State of Illinois in October 2017 and a First Amended Agreed Interim Order in September 2019 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively, including the submittal of a GMZ application, which PGL submitted to the IEPA in August 2019. A supplemental filing was sent to the IEPA in December 2019. Proposed modifications to the GMZ application were submitted to the Illinois AG and the IEPA in May 2020, and we are awaiting a response. PGL anticipates the GMZ application will be approved during the third quarter of 2020.

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

ITEM 1A. RISK FACTORS

The following risk factor updates and supplements those risk factors disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K and Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The ongoing COVID-19 pandemic could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines and limitations on business operations. Although the shelter-in-place orders that were in effect for our service territories have expired, similar orders could be adopted in the future depending on how the virus continues to spread.

Such measures have significantly disrupted economic activity in our service territories and have caused disruptions and volatility in the capital markets. In addition, some of our utility subsidiaries are continuing to temporarily suspend disconnections for non-payment by certain customer classes. The effects of the continued outbreak of COVID-19 and related government responses have

06/30/2020 Form 10-Q	72	WEC Energy Group, Inc.

included, and may continue to include, extended disruptions to supply chains and capital markets, reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could continue to have a variety of adverse impacts on us and our subsidiaries, including continued reductions in demand for energy, particularly from commercial and industrial customers; impairment of goodwill or long-lived assets; continued decreases in revenue due to the inability to collect late fees; increased bad debt expense; impairment of our and our subsidiaries' ability to develop, construct, and operate facilities; and impaired ability to successfully access funds from credit and capital markets.

Any additional effects of COVID-19 on the U.S. capital markets may significantly impact us and our subsidiaries. For example, the costs related to our pension and other post-retirement benefit plans are based in part on the value of the plans’ assets. Adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase our plan costs and funding requirements. Similarly, we rely on access to the capital markets to fund some of our operations and capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

We have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols have been implemented for work in the field and within customer premises to protect our employees, customers, and the public.

Despite our efforts to manage the impacts of the COVID-19 pandemic, the extent to which COVID-19 may continue to affect us depends on factors beyond our knowledge or control. Therefore, we are currently unable to determine what additional impact the COVID-19 pandemic may have on our business plans and operations, liquidity, financial condition, and results of operations, but will continue to monitor COVID-19 developments and modify our plans as conditions change.

06/30/2020 Form 10-Q	73	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
10	Material Contracts
	10.1	Consulting Agreement by and between WEC Energy Group, Inc. and Frederick D. Kuester, effective July 2, 2020. (Exhibit 10.1 to WEC Energy Group's 07/02/2020 Form 8-K.)

31	Rule 13a-14(a) / 15d-14(a) Certifications
	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications
	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2020 Form 10-Q	74	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 6, 2020	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2020 Form 10-Q	75	WEC Energy Group, Inc.