Form 10-Q
period 2020-09-30
WEC ENERGY GROUP, INC.
filed 2020-11-06
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2020):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2020

09/30/2020 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PGL	The Peoples Gas Light and Coke Company
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone

09/30/2020 Form 10-Q	ii	WEC Energy Group, Inc.

MATS	Mercury and Air Toxics Standards
NOV	Notice of Violation
RTR	Risk and Technology Review
The Combustion Turbine Rule	National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
Blooming Grove	Blooming Grove Wind Energy Center LLC
CDC	Centers for Disease Control and Prevention
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GUIC	Gas Utility Infrastructure Cost
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 6	Oak Creek Power Plant Unit 6
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PIPP	Presque Isle Power Plant
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Natural Gas System Modernization Program
SPC	COVID-19 Special Purpose Charge
SSR	System Support Resource
Tatanka Ridge	Tatanka Ridge Wind LLC
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
Tilden	Tilden Mining Company
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

09/30/2020 Form 10-Q	iii	WEC Energy Group, Inc.

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

•Factors affecting the implementation of our CO2 emission and/or methane emission reduction goals, and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing generation projects;

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

09/30/2020 Form 10-Q	1	WEC Energy Group, Inc.

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

09/30/2020 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2020	2019	2020	2019
Operating revenues	$1,651.0	$1,608.0	$5,308.3	$5,575.6

Operating expenses
Cost of sales	482.8	484.3	1,662.0	1,985.8
Other operation and maintenance	498.7	529.2	1,427.5	1,583.4
Depreciation and amortization	245.0	233.8	726.6	690.1
Property and revenue taxes	54.3	49.8	156.6	148.0
Total operating expenses	1,280.8	1,297.1	3,972.7	4,407.3

Operating income	370.2	310.9	1,335.6	1,168.3

Equity in earnings of transmission affiliates	40.1	38.7	132.8	111.7
Other income, net	25.7	21.8	59.9	76.3
Interest expense	122.0	125.8	375.8	374.3
Other expense	(56.2)	(65.3)	(183.1)	(186.3)

Income before income taxes	314.0	245.6	1,152.5	982.0
Income tax expense	46.9	11.3	190.7	91.5
Net income	267.1	234.3	961.8	890.5

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net loss attributed to noncontrolling interests	—	0.3	—	0.5
Net income attributed to common shareholders	$266.8	$234.3	$960.9	$890.1

Earnings per share
Basic	$0.85	$0.74	$3.05	$2.82
Diluted	$0.84	$0.74	$3.04	$2.81

Weighted average common shares outstanding
Basic	315.4	315.4	315.4	315.4
Diluted	316.5	316.8	316.6	316.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2020	2019	2020	2019
Net income	$267.1	$234.3	$961.8	$890.5

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative losses, net of tax benefits of $0.0, $(0.2), $(1.6), and $(1.5), respectively	—	(0.3)	(4.2)	(3.8)
Reclassification of net loss (gains) to net income, net of tax	0.9	(0.2)	1.4	(0.8)
Cash flow hedges, net	0.9	(0.5)	(2.8)	(4.6)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	—	0.5	0.1

Other comprehensive income (loss), net of tax	0.9	(0.5)	(2.3)	(4.5)

Comprehensive income	268.0	233.8	959.5	886.0

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive loss attributed to noncontrolling interests	—	0.3	—	0.5
Comprehensive income attributed to common shareholders	$267.7	$233.8	$958.6	$885.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$13.1	$37.5
Accounts receivable and unbilled revenues, net of reserves of $173.3 and $140.0, respectively	911.8	1,176.5
Materials, supplies, and inventories	573.4	549.8
Prepayments	169.5	261.8
Other	59.4	68.0
Current assets	1,727.2	2,093.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,308.6 and $8,878.7, respectively	24,551.7	23,620.1
Regulatory assets	3,462.2	3,506.7
Equity investment in transmission affiliates	1,750.4	1,720.8
Goodwill	3,052.8	3,052.8
Other	877.7	957.8
Long-term assets	33,694.8	32,858.2
Total assets	$35,422.0	$34,951.8

Liabilities and Equity
Current liabilities
Short-term debt	$771.0	$830.8
Current portion of long-term debt	596.2	693.2
Accounts payable	751.3	908.1
Accrued payroll and benefits	173.9	199.8
Other	547.6	550.8
Current liabilities	2,840.0	3,182.7

Long-term liabilities
Long-term debt	11,652.5	11,211.0
Deferred income taxes	3,974.7	3,769.3
Deferred revenue, net	417.8	497.1
Regulatory liabilities	3,939.3	3,992.8
Environmental remediation liabilities	589.4	589.2
Pension and OPEB obligations	320.6	326.2
Other	1,128.6	1,128.9
Long-term liabilities	22,022.9	21,514.5

Commitments and contingencies (Note 22)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,163.8	4,186.6
Retained earnings	6,290.1	5,927.7
Accumulated other comprehensive loss	(6.4)	(4.1)
Common shareholders' equity	10,450.7	10,113.4

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	78.0	110.8
Total liabilities and equity	$35,422.0	$34,951.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2020	2019
Operating activities
Net income	$961.8	$890.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	726.6	690.1
Deferred income taxes and investment tax credits, net	152.5	58.8
Contributions and payments related to pension and OPEB plans	(10.1)	(12.1)
Equity income in transmission affiliates, net of distributions	(20.3)	(17.8)
Change in –
Accounts receivable and unbilled revenues, net	262.3	360.2
Materials, supplies, and inventories	(23.6)	(44.9)
Prepayments	92.3	90.7
Other current assets	37.2	19.7
Accounts payable	(178.9)	(192.3)
Other current liabilities	(23.3)	(1.8)
Other, net	(26.8)	(0.4)
Net cash provided by operating activities	1,949.7	1,840.7

Investing activities
Capital expenditures	(1,618.7)	(1,511.5)
Acquisition of Upstream, net of cash and restricted cash acquired of $9.2	—	(268.2)
Capital contributions to transmission affiliates	(15.2)	(37.3)
Proceeds from the sale of assets and businesses	9.8	32.2
Proceeds from the sale of investments held in rabbi trust	17.1	0.2
Reimbursement for ATC's construction costs	—	32.4
Insurance proceeds received for property damage	22.2	—
Proceeds from cash surrender value of life insurance	8.3	9.2
Other, net	13.4	8.5
Net cash used in investing activities	(1,563.1)	(1,734.5)

Financing activities
Exercise of stock options	23.3	66.1
Purchase of common stock	(56.7)	(138.2)
Dividends paid on common stock	(598.5)	(558.4)
Issuance of long-term debt	810.0	1,320.0
Retirement of long-term debt	(482.6)	(106.0)
Issuance of short-term loan	340.0	—
Change in other short-term debt	(399.8)	(753.7)
Purchase of additional ownership interest in Upstream from noncontrolling interest	(31.0)	—
Other, net	(12.4)	(15.5)
Net cash used in financing activities	(407.7)	(185.7)

Net change in cash, cash equivalents, and restricted cash	(21.1)	(79.5)
Cash, cash equivalents, and restricted cash at beginning of period	82.3	146.1
Cash, cash equivalents, and restricted cash at end of period	$61.2	$66.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	452.5	—	452.5	—	—	452.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(3.0)	(3.0)	—	—	(3.0)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(40.4)	—	—	(40.4)	—	—	(40.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	5.1	—	—	5.1	—	—	5.1
Balance at March 31, 2020	$3.2	$4,167.3	$6,180.7	$(7.1)	$10,344.1	$30.4	$110.1	$10,484.6
Net income attributed to common shareholders	—	—	241.6	—	241.6	—	—	241.6
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	(0.2)	(0.2)	—	—	(0.2)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	4.3	—	—	4.3	—	—	4.3
Purchase of common stock	—	(9.9)	—	—	(9.9)	—	—	(9.9)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	—	—	—	—	(31.0)	(31.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Stock-based compensation and other	—	3.3	—	—	3.3	—	—	3.3
Balance at June 30, 2020	$3.2	$4,165.0	$6,222.8	$(7.3)	$10,383.7	$30.4	$78.6	$10,492.7
Net income attributed to common shareholders	—	—	266.8	—	266.8	—	—	266.8
Other comprehensive income	—	—	—	0.9	0.9	—	—	0.9
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	3.0	—	—	3.0	—	—	3.0
Purchase of common stock	—	(6.4)	—	—	(6.4)	—	—	(6.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation and other	—	2.2	—	—	2.2	—	—	2.2
Balance at September 30, 2020	$3.2	$4,163.8	$6,290.1	$(6.4)	$10,450.7	$30.4	$78.0	$10,559.1

09/30/2020 Form 10-Q	7	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$3.2	$4,250.1	$5,538.2	$(2.6)	$9,788.9	$30.4	$23.4	$9,842.7
Net income attributed to common shareholders	—	—	420.1	—	420.1	—	—	420.1
Other comprehensive loss	—	—	—	(1.4)	(1.4)	—	—	(1.4)
Common stock dividends of $0.59 per share	—	—	(186.2)	—	(186.2)	—	—	(186.2)
Exercise of stock options	—	32.6	—	—	32.6	—	—	32.6
Purchase of common stock	—	(70.7)	—	—	(70.7)	—	—	(70.7)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	69.0	69.0
Capital contributions from noncontrolling interest	—	—	—	—	—	—	4.8	4.8
Stock-based compensation and other	—	1.2	—	—	1.2	—	—	1.2
Balance at March 31, 2019	$3.2	$4,213.2	$5,772.1	$(4.0)	$9,984.5	$30.4	$97.2	$10,112.1
Net income attributed to common shareholders	—	—	235.7	—	235.7	—	—	235.7
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(2.6)	(2.6)	—	—	(2.6)
Common stock dividends of $0.59 per share	—	—	(186.1)	—	(186.1)	—	—	(186.1)
Exercise of stock options	—	17.5	—	—	17.5	—	—	17.5
Purchase of common stock	—	(35.6)	—	—	(35.6)	—	—	(35.6)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.8	—	—	2.8	—	0.1	2.9
Balance at June 30, 2019	$3.2	$4,197.9	$5,821.7	$(6.6)	$10,016.2	$30.4	$101.7	$10,148.3
Net income attributed to common shareholders	—	—	234.3	—	234.3	—	—	234.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Other comprehensive loss	—	—	—	(0.5)	(0.5)	—	—	(0.5)
Common stock dividends of $0.59 per share	—	—	(186.1)	—	(186.1)	—	—	(186.1)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(31.9)	—	—	(31.9)	—	—	(31.9)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	4.3	4.3
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation and other	—	3.0	—	—	3.0	—	(0.1)	2.9
Balance at September 30, 2019	$3.2	$4,185.0	$5,869.9	$(7.1)	$10,051.0	$30.4	$105.0	$10,186.4
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2020 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2020

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

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 19, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2019. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of expected results for 2020 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

Acquisition of a Wind Energy Generation Facility in South Dakota

In July 2020, WECI signed an agreement to acquire an 85% ownership interest in Tatanka Ridge, a 155 MW wind generating facility under construction in Deuel County, South Dakota. We expect WECI's total investment to be approximately $235 million. Tatanka Ridge has long-term offtake agreements for all the energy produced with an affiliate of an investment grade multinational company and a well-established electric cooperative that serves utilities in multiple states. Under the Tax Legislation, WECI's investment in Tatanka Ridge is expected to qualify for production tax credits. The transaction was approved by FERC in October 2020 and is expected to close during the fourth quarter of 2020, with commercial operation expected to begin by early 2021. WECI will provide guarantees for certain construction obligations during the period between closing and commercial operation. Tatanka Ridge will be included in the non-utility energy infrastructure segment.

09/30/2020 Form 10-Q	9	WEC Energy Group, Inc.

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for 12 years. Under the Tax Legislation, WECI's investment in Thunderhead is expected to qualify for production tax credits . The transaction was approved by FERC in April 2020, and commercial operation was initially expected to begin by the end of 2020. However, due to a court ruling suspending a key permit and the subsequent decision by the local utility to suspend construction of the required substation, the commercial operation of Thunderhead could be delayed until as late as the summer of 2021. The transaction is expected to close upon commercial operation. Thunderhead will be included in the non-utility energy infrastructure segment.

In January 2019, WECI completed the acquisition of an 80% ownership interest in Upstream, a commercially operational 202.5 MW wind generating facility, for $268.2 million, which included transaction costs and is net of cash and restricted cash acquired of $9.2 million. In April 2020, WECI completed the acquisition of an additional 10% ownership interest in Upstream for approximately $31.0 million. Upstream is located in Antelope County, Nebraska and supplies energy to the Southwest Power Pool. Upstream's revenue will be substantially fixed over 10 years through an agreement with an unaffiliated third party. Under the Tax Legislation, WECI's investment in Upstream qualifies for production tax credits. Upstream is included in the non-utility energy infrastructure segment.

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

Acquisition of a Wind Energy Generation Facility in Illinois

In January 2020, WECI signed an agreement to acquire an 80% ownership interest in Blooming Grove, a 250 MW wind generating facility under construction in McLean County, Illinois, for a total investment of approximately $345 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Blooming Grove for $44 million. Blooming Grove has long-term offtake agreements for all the energy produced with affiliates of two investment grade multinational companies. Under the Tax Legislation, WECI's investment in Blooming Grove is expected to qualify for production tax credits. The transaction was approved by FERC in October 2020 and commercial operation is expected to begin by the end of 2020, at which time the transaction is expected to close. Blooming Grove will be included in the non-utility energy infrastructure segment.

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

09/30/2020 Form 10-Q	10	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2020
Electric	$1,212.9	$—	$—	$1,212.9	$—	$—	$—	$1,212.9
Natural gas	150.5	213.4	43.1	407.0	9.1	—	(8.3)	407.8
Total regulated revenues	1,363.4	213.4	43.1	1,619.9	9.1	—	(8.3)	1,620.7
Other non-utility revenues	—	0.1	4.2	4.3	14.7	0.5	(1.6)	17.9
Total revenues from contracts with customers	1,363.4	213.5	47.3	1,624.2	23.8	0.5	(9.9)	1,638.6
Other operating revenues	2.9	8.4	1.0	12.3	99.7	0.1	(99.7)	12.4
Total operating revenues	$1,366.3	$221.9	$48.3	$1,636.5	$123.5	$0.6	$(109.6)	$1,651.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2019
Electric	$1,185.4	$—	$—	$1,185.4	$—	$—	$—	$1,185.4
Natural gas	151.1	190.0	43.8	384.9	8.9	—	(8.4)	385.4
Total regulated revenues	1,336.5	190.0	43.8	1,570.3	8.9	—	(8.4)	1,570.8
Other non-utility revenues	—	—	4.2	4.2	12.0	1.3	(0.7)	16.8
Total revenues from contracts with customers	1,336.5	190.0	48.0	1,574.5	20.9	1.3	(9.1)	1,587.6
Other operating revenues	2.8	8.0	0.9	11.7	98.5	—	(89.8)	20.4
Total operating revenues	$1,339.3	$198.0	$48.9	$1,586.2	$119.4	$1.3	$(98.9)	$1,608.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2020
Electric	$3,247.1	$—	$—	$3,247.1	$—	$—	$—	$3,247.1
Natural gas	817.2	901.5	245.3	1,964.0	32.3	—	(30.6)	1,965.7
Total regulated revenues	4,064.3	901.5	245.3	5,211.1	32.3	—	(30.6)	5,212.8
Other non-utility revenues	—	0.1	12.8	12.9	48.2	1.7	(7.1)	55.7
Total revenues from contracts with customers	4,064.3	901.6	258.1	5,224.0	80.5	1.7	(37.7)	5,268.5
Other operating revenues	7.1	29.1	3.3	39.5	297.9	0.3	(297.9)	39.8
Total operating revenues	$4,071.4	$930.7	$261.4	$5,263.5	$378.4	$2.0	$(335.6)	$5,308.3

09/30/2020 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2019
Electric	$3,269.1	$—	$—	$3,269.1	$—	$—	$—	$3,269.1
Natural gas	943.3	967.4	293.0	2,203.7	35.1	—	(32.2)	2,206.6
Total regulated revenues	4,212.4	967.4	293.0	5,472.8	35.1	—	(32.2)	5,475.7
Other non-utility revenues	—	0.1	12.5	12.6	40.6	3.6	(4.5)	52.3
Total revenues from contracts with customers	4,212.4	967.5	305.5	5,485.4	75.7	3.6	(36.7)	5,528.0
Other operating revenues	13.6	9.9	(2.6)	20.9	294.8	0.3	(268.4)	47.6
Total operating revenues	$4,226.0	$977.4	$302.9	$5,506.3	$370.5	$3.9	$(305.1)	$5,575.6

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Residential	$500.8	$454.7	$1,324.4	$1,218.1
Small commercial and industrial	373.6	385.6	1,004.3	1,050.8
Large commercial and industrial	244.0	237.9	626.4	668.0
Other	6.9	6.9	21.1	22.0
Total retail revenues	1,125.3	1,085.1	2,976.2	2,958.9
Wholesale	46.5	53.1	129.9	145.4
Resale	33.7	29.5	107.3	119.7
Steam	2.5	2.4	15.0	16.8
Other utility revenues	4.9	15.3	18.7	28.3
Total electric utility operating revenues	$1,212.9	$1,185.4	$3,247.1	$3,269.1

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2020
Residential	$74.6	$128.6	$18.8	$222.0
Commercial and industrial	28.3	28.6	10.2	67.1
Total retail revenues	102.9	157.2	29.0	289.1
Transport	15.7	40.0	5.3	61.0
Other utility revenues (1)	31.9	16.2	8.8	56.9
Total natural gas utility operating revenues	$150.5	$213.4	$43.1	$407.0

09/30/2020 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2019
Residential	$69.3	$117.6	$22.5	$209.4
Commercial and industrial	30.0	29.3	11.5	70.8
Total retail revenues	99.3	146.9	34.0	280.2
Transport	14.4	44.3	5.6	64.3
Other utility revenues (1)	37.4	(1.2)	4.2	40.4
Total natural gas utility operating revenues	$151.1	$190.0	$43.8	$384.9

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2020
Residential	$513.5	$568.9	$154.1	$1,236.5
Commercial and industrial	226.6	156.5	78.5	461.6
Total retail revenues	740.1	725.4	232.6	1,698.1
Transport	56.8	159.0	22.8	238.6
Other utility revenues (1)	20.3	17.1	(10.1)	27.3
Total natural gas utility operating revenues	$817.2	$901.5	$245.3	$1,964.0

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2019
Residential	$579.4	$625.7	$187.0	$1,392.1
Commercial and industrial	285.5	190.6	104.0	580.1
Total retail revenues	864.9	816.3	291.0	1,972.2
Transport	52.5	178.3	23.0	253.8
Other utility revenues (1)	25.9	(27.2)	(21.0)	(22.3)
Total natural gas utility operating revenues	$943.3	$967.4	$293.0	$2,203.7

(1)Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WPS, and WG, and also provides limited service to unaffiliated customers. All amounts associated with services from affiliates have been eliminated at the consolidated level.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Wind generation revenues	$7.4	$4.9	$24.0	$17.0
We Power revenues (1)	5.8	6.4	17.1	19.1
Appliance service revenues	4.2	4.2	12.8	12.5
Distributed renewable solar project revenues	0.3	1.3	1.4	3.6
Other	0.2	—	0.4	0.1
Total other non-utility operating revenues	$17.9	$16.8	$55.7	$52.3

09/30/2020 Form 10-Q	13	WEC Energy Group, Inc.

(1)As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, and we continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE. During the three and nine months ended September 30, 2020, we recorded $5.8 million and $17.1 million, respectively, of revenues related to these deferred carrying costs. During the three and nine months ended September 30, 2019, we recorded $6.4 million and $19.1 million, respectively, of revenues related to these deferred carrying costs. These contract liabilities are presented as deferred revenue, net on our balance sheets.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Late payment charges (1)	$6.0	$9.7	$18.1	$34.9
Alternative revenues (2)	5.4	1.4	18.2	(17.2)
Other	1.0	9.3	3.5	29.9
Total other operating revenues	$12.4	$20.4	$39.8	$47.6

(1)The reduction in late payment charges is a result of various regulatory orders from our utility commissions in response to the COVID-19 pandemic, which include the suspension of late payment charges during a designated time period. The amount of late payment charges recorded as alternative revenues during the three and nine months ended September 30, 2020 were $1.7 million and $8.5 million, respectively. See Note 24, Regulatory Environment, for more information.

(2)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups, as discussed in Note 1(d), Operating Revenues, in our 2019 Annual Report on Form 10-K.

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

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. For some of our larger customers and also in circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for credit losses against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we use the accounts receivable aging method to calculate an allowance for credit losses. Using this method, we classify accounts receivable into different aging buckets and calculate a reserve percentage for each aging bucket based upon historical loss rates. The calculated reserve percentages are updated on at least an annual basis, in order to ensure recent macroeconomic, political, and regulatory trends are captured in the calculation, to the extent possible. Risks identified that we do not believe are reflected in the calculated reserve percentages, are assessed on a quarterly basis to determine whether further adjustments are required. At September 30, 2020, we had an incremental reserve of $2.9 million included within our allowance for credit losses specific to the economic risks associated with the

09/30/2020 Form 10-Q	14	WEC Energy Group, Inc.

COVID-19 pandemic, which continues to evolve. We will continue to monitor the economic impacts of COVID-19 and the resulting effect that these impacts may have on the ability of our customers to pay their energy bills.

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 24, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included a table below that shows our gross third-party receivable balances and the related allowance for credit losses at September 30, 2020, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
Accounts receivable and unbilled revenues	$766.8	$272.8	$34.8	$1,074.4	$6.5	$4.2	$1,085.1
Allowance for credit losses	88.5	80.2	4.4	173.1	—	0.2	173.3
Accounts receivable and unbilled revenues, net (1)	$678.3	$192.6	$30.4	$901.3	$6.5	$4.0	$911.8

Total accounts receivable, net – past due greater than 90 days (1)	$71.5	$53.6	$7.1	$132.2	$—	$—	$132.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.0%	100.0%	—%	93.0%	—%	—%	93.0%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at September 30, 2020, $498.3 million, or 54.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our September 30, 2020 accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 24, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses by reportable segment for the three and nine months ended September 30, 2020, is included below:

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at June 30, 2020	$77.9	$82.7	$4.0	$164.6	$0.1	$164.7
Provision for credit losses	14.8	6.3	1.0	22.1	0.1	22.2
Provision for credit losses deferred for future recovery or refund	2.5	(3.2)	—	(0.7)	—	(0.7)
Write-offs charged against the allowance	(14.5)	(10.0)	(0.9)	(25.4)	—	(25.4)
Recoveries of amounts previously written off	7.8	4.4	0.3	12.5	—	12.5
Balance at September 30, 2020	$88.5	$80.2	$4.4	$173.1	$0.2	$173.3

09/30/2020 Form 10-Q	15	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2019	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	40.8	28.3	2.1	71.2	0.1	71.3
Provision for credit losses deferred for future recovery or refund	11.6	22.4	—	34.0	—	34.0
Write-offs charged against the allowance	(52.2)	(59.5)	(2.9)	(114.6)	—	(114.6)
Recoveries of amounts previously written off	28.4	13.1	1.1	42.6	—	42.6
Balance at September 30, 2020	$88.5	$80.2	$4.4	$173.1	$0.2	$173.3

The increase in the allowance for credit losses at our Wisconsin and Illinois reportable segments in 2020, was driven by an increase in past due accounts receivable balances from December 31, 2019 to September 30, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31. However, as a result of the COVID-19 pandemic and related regulatory orders we have received, we were also unable to disconnect any of our Wisconsin and Illinois customers during the second and third quarters of 2020. See Note 24, Regulatory Environment, for more information.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2020 and December 31, 2019. For more information on our regulatory assets and liabilities, see Note 5, Regulatory Assets and Liabilities, in our 2019 Annual Report on Form 10-K.

(in millions)	September 30, 2020	December 31, 2019
Regulatory assets
Pension and OPEB costs	$986.0	$1,066.6
Plant retirements	841.7	856.4
Environmental remediation costs	696.6	685.5
Income tax related items	456.0	457.8
Asset retirement obligations	201.2	137.5
SSR	137.4	151.5
Uncollectible expense	66.3	52.2
COVID-19 (1)	23.3	—
Derivatives	11.6	33.8
We Power generation	7.1	25.8
Other, net	57.2	60.5
Total regulatory assets	$3,484.4	$3,527.6

Balance sheet presentation
Other current assets	$22.2	$20.9
Regulatory assets	3,462.2	3,506.7
Total regulatory assets	$3,484.4	$3,527.6

(1)See Note 24, Regulatory Environment, for more information.

09/30/2020 Form 10-Q	16	WEC Energy Group, Inc.

(in millions)	September 30, 2020	December 31, 2019
Regulatory liabilities
Income tax related items	$2,163.8	$2,248.8
Removal costs	1,213.3	1,181.5
Pension and OPEB benefits	337.8	354.9
Energy costs refundable through rate adjustments	76.8	89.8
Electric transmission costs	70.8	42.2
Derivatives	35.5	6.7
Uncollectible expense	34.1	39.1
Earnings sharing mechanisms	33.6	43.5
Decoupling	25.6	36.8
Energy efficiency programs	13.3	30.7
Other, net	7.8	6.4
Total regulatory liabilities	$4,012.4	$4,080.4

Balance sheet presentation
Other current liabilities	$73.1	$87.6
Regulatory liabilities	3,939.3	3,992.8
Total regulatory liabilities	$4,012.4	$4,080.4

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s Public Service Building. The damage to the building from the flooding and steam was extensive and will require significant repairs and restorations. As of September 30, 2020, WE had incurred $16.8 million of costs related to these repairs and restorations, and we have received insurance proceeds sufficient to cover these costs. We are working closely with our insurance carriers, and we anticipate that any current and future expenditures required to restore the Public Service Building will largely be covered by insurance. As such, we do not currently expect a significant impact to our results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 8—COMMON EQUITY

Stock-Based Compensation

During the nine months ended September 30, 2020, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	554,594
Restricted shares (2)	91,873
Performance units	153,465

(1)Stock options awarded had a weighted-average exercise price of $91.51 and a weighted-average grant date fair value of $10.94 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $91.54 per share.

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

09/30/2020 Form 10-Q	17	WEC Energy Group, Inc.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On October 15, 2020, our Board of Directors declared a quarterly cash dividend of $0.6325 per share, payable on December 1, 2020, to shareholders of record on November 13, 2020.

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2020	December 31, 2019
Commercial paper
Amount outstanding	$431.0	$830.8
Weighted-average interest rate on amounts outstanding	0.15%	2.00%
Term loan
Amount outstanding	$340.0	$—
Weighted-average interest rate on amounts outstanding	0.97%	N/A

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2020 was $772.7 million with a weighted-average interest rate during the period of 1.08%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340.0 million 364-day term loan that will mature on March 29, 2021. The proceeds from this term loan were used to pay down commercial paper. The weighted-average interest rate on the term loan during the nine months ended September 30, 2020 was 1.59%.

The information in the table below relates to our term loan agreement and our revolving credit facilities used to support our commercial paper borrowing programs, including available capacity under these credit agreements:

(in millions)	Maturity	September 30, 2020
Term loan agreement (WEC Energy Group)	March 2021	$340.0
Revolving credit facility (WEC Energy Group)	October 2022	1,200.0
Revolving credit facility (WE)	October 2022	500.0
Revolving credit facility (WPS)	October 2022	400.0
Revolving credit facility (WG)	October 2022	350.0
Revolving credit facility (PGL)	October 2022	350.0
Total short-term credit capacity		$3,140.0
Less:
Letters of credit issued inside credit facilities		$2.3
Term loan outstanding		340.0
Commercial paper outstanding		431.0
Available capacity under existing credit agreements		$2,366.7

NOTE 10—LONG-TERM DEBT

WEC Energy Group, Inc.

In May 2020, we redeemed at par all $400.0 million outstanding of our 2.45% Senior Notes due June 15, 2020.

In September 2020, we issued $700.0 million of 0.55% Senior Notes due September 15, 2023, and used the net proceeds to repay commercial paper and for working capital and other general corporate purposes.

09/30/2020 Form 10-Q	18	WEC Energy Group, Inc.

In October 2020, we issued $500.0 million of 1.375% Senior Notes due October 15, 2027, and $450.0 million of 1.800% Senior Notes due October 15, 2030. We used the net proceeds to redeem our $600.0 million of 3.375% Senior Notes due June 15, 2021 and our $350.0 million of 3.10% Senior Notes due March 8, 2022, and for other general corporate purposes. As a result of redeeming our 3.375% Senior Notes and our 3.10% Senior Notes prior to their maturity dates, we recognized a $27.9 million loss on early extinguishment of debt in October 2020. The loss is comprised of the make-whole premium associated with the early redemptions and the write-off of unamortized debt discounts and debt issuance costs as of the redemption date.

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

NOTE 11—LEASES

WE has partnered with an unaffiliated utility to construct Badger Hollow II in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. The PSCW approved the acquisition of Badger Hollow II in March 2020 and commercial operation is targeted for December 2022.

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

Our total obligation under the land related finance leases for Badger Hollow II was $22.9 million at September 30, 2020, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance leases for Badger Hollow II were included in long-term debt on the balance sheets. Our finance lease right of use asset related to Badger Hollow II was $22.7 million as of September 30, 2020, and was included in property, plant, and equipment on our balance sheets.

In accordance with Accounting Standard Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Badger Hollow II leases resembles that of an operating lease, as amortization of the right of use assets has been modified from what would typically be recorded for a finance lease under Topic 842. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

At September 30, 2020, our weighted-average discount rate for the Badger Hollow II finance leases was 3.44%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2020 Form 10-Q	19	WEC Energy Group, Inc.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Badger Hollow II as of September 30, 2020, were as follows:

(in millions)
2021	$0.3
2022	0.3
2023	0.7
2024	0.7
2025	0.7
Thereafter	55.0
Total minimum lease payments	57.7
Less: Interest	(34.8)
Present value of minimum lease payments	22.9
Less: Short-term lease liabilities	—
Long-term lease liabilities	$22.9

NOTE 12—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2020	December 31, 2019
Natural gas in storage	$251.9	$227.7
Materials and supplies	247.3	234.2
Fossil fuel	74.2	87.9
Total	$573.4	$549.8

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2020, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 13—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$65.9	21.0%	$51.5	21.0%
State income taxes net of federal tax benefit	19.7	6.3%	20.3	8.2%
Federal excess deferred tax amortization – Wisconsin unprotected	(12.5)	(4.0)%	—	—%
Wind production tax credits	(11.2)	(3.6)%	(6.8)	(2.8)%
Federal excess deferred tax amortization	(8.3)	(2.6)%	(12.0)	(4.9)%
Uncertain tax positions	(5.1)	(1.6)%	0.3	0.1%
Excess tax benefits – stock options	(0.6)	(0.2)%	(3.9)	(1.6)%
Tax repairs	0.9	0.3%	(30.7)	(12.5)%
Other	(1.9)	(0.7)%	(7.4)	(2.9)%
Total income tax expense	$46.9	14.9%	$11.3	4.6%

09/30/2020 Form 10-Q	20	WEC Energy Group, Inc.

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$242.0	21.0%	$206.1	21.0%
State income taxes net of federal tax benefit	72.1	6.3%	66.8	6.8%
Federal excess deferred tax amortization – Wisconsin unprotected	(45.7)	(4.0)%	—	—%
Wind production tax credits	(39.0)	(3.4)%	(26.4)	(2.7)%
Federal excess deferred tax amortization	(30.2)	(2.6)%	(32.7)	(3.3)%
Excess tax benefits – stock options	(6.9)	(0.6)%	(15.5)	(1.6)%
Uncertain tax positions	(5.8)	(0.5)%	(2.6)	(0.3)%
Tax repairs	2.4	0.2%	(90.7)	(9.2)%
Other	1.8	0.1%	(13.5)	(1.4)%
Total income tax expense	$190.7	16.5%	$91.5	9.3%

The effective tax rates of 14.9% and 16.5% for the three and nine months ended September 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, wind production tax credits generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate, which was partially offset by state income taxes.

The effective tax rates of 4.6% and 9.3% for the three and nine months ended September 30, 2019, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, and wind production tax credits generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment, partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 24, Regulatory Environment, for more information.

NOTE 14—FAIR VALUE MEASUREMENTS

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

09/30/2020 Form 10-Q	21	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$32.4	$3.2	$—	$35.6
FTRs	—	—	4.0	4.0
Coal contracts	—	0.5	—	0.5
Total derivative assets	$32.4	$3.7	$4.0	$40.1

Investments held in rabbi trust	$72.6	$—	$—	$72.6

Derivative liabilities
Natural gas contracts	$0.9	$3.9	$—	$4.8
Coal contracts	—	2.4	—	2.4
Interest rate swaps	—	8.3	—	8.3
Total derivative liabilities	$0.9	$14.6	$—	$15.5

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.4	$2.0	$—	$3.4
FTRs	—	—	3.1	3.1
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.4	$2.4	$3.1	$6.9

Investments held in rabbi trust	$85.3	$—	$—	$85.3

Derivative liabilities
Natural gas contracts	$21.4	$1.3	$—	$22.7
Coal contracts	—	0.2	—	0.2
Interest rate swaps	—	6.0	—	6.0
Total derivative liabilities	$21.4	$7.5	$—	$28.9

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended September 30, 2020 and 2019, the net unrealized gains included in earnings related to the investments held at the end of the period were $5.7 million and

09/30/2020 Form 10-Q	22	WEC Energy Group, Inc.

$0.7 million, respectively. For the nine months ended September 30, 2020 and 2019, the net unrealized gains included in earnings related to the investments held at the end of the period were $2.9 million and $12.1 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Balance at the beginning of the period	$6.5	$10.4	$3.1	$7.4
Purchases	—	—	7.5	12.8
Settlements	(2.5)	(4.2)	(6.6)	(14.0)
Balance at the end of the period	$4.0	$6.2	$4.0	$6.2

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$29.9	$30.4	$29.5
Long-term debt, including current portion (1)	12,184.1	14,007.9	11,858.3	13,035.9

(1)The carrying amount of long-term debt excludes finance lease obligations of $64.6 million and $45.9 million at September 30, 2020 and December 31, 2019, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

NOTE 15—DERIVATIVE INSTRUMENTS

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

09/30/2020 Form 10-Q	23	WEC Energy Group, Inc.

None of our derivatives are designated as hedging instruments, with the exception of our interest rate swaps, which have been designated as cash flow hedges. The following table shows our derivative assets and derivative liabilities, along with their classification on our balance sheets.

	September 30, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$31.1	$4.7	$3.4	$21.8
FTRs	4.0	—	3.1	—
Coal contracts	0.2	1.3	0.2	0.2
Interest rate swaps	—	6.6	—	2.8
Total other current (1)	35.3	12.6	6.7	24.8

Other long-term
Natural gas contracts	4.5	0.1	—	0.9
Coal contracts	0.3	1.1	0.2	—
Interest rate swaps	—	1.7	—	3.2
Total other long-term (1)	4.8	2.9	0.2	4.1
Total	$40.1	$15.5	$6.9	$28.9

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	36.2 Dth	$(12.0)	37.8 Dth	$(13.2)
FTRs	8.3 MWh	1.1	7.8 MWh	7.6
Total		$(10.9)		$(5.6)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	139.3 Dth	$(53.9)	137.7 Dth	$(16.8)
FTRs	22.7 MWh	3.1	23.9 MWh	12.9
Total		$(50.8)		$(3.9)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2020, we had received cash collateral of $14.6 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities. At December 31, 2019, we had posted cash collateral of $34.4 million in our margin accounts. This amount was recorded on our balance sheet in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2020			December 31, 2019
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$40.1		$15.5	$6.9	$28.9
Gross amount not offset on the balance sheet	(15.6)	(1)	(1.0)	(1.4)	(21.4)	(2)
Net amount	$24.5		$14.5	$5.5	$7.5

(1)Includes cash collateral received of $14.6 million.

09/30/2020 Form 10-Q	24	WEC Energy Group, Inc.

(2)Includes cash collateral posted of $20.0 million.

Cash Flow Hedges

As of September 30, 2020, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes through November 15, 2021. As these swaps qualify for cash flow hedge accounting treatment, the related gains and losses are being deferred in accumulated other comprehensive loss and are being amortized to interest expense as interest is accrued on the 2007 Junior Notes.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive loss and in earnings, along with our total interest expense on the income statements:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Derivative losses recognized in other comprehensive loss	$—	$(0.5)	$(5.8)	$(5.3)
Net derivative gains (losses) reclassified from accumulated other comprehensive loss to interest expense	(1.3)	0.2	(2.0)	1.0
Total interest expense line item on the income statements	122.0	125.8	375.8	374.3

We estimate that during the next twelve months $5.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 16—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at September 30, 2020	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees
Guarantees supporting transactions of subsidiaries (1)	$28.1	$5.9	$1.2	$21.0
Standby letters of credit (2)	69.5	0.4	0.2	68.9
Surety bonds (3)	9.8	9.7	0.1	—
Other guarantees (4)	11.0	0.9	—	10.1
Total guarantees	$118.4	$16.9	$1.5	$100.0

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

(4)Consists of $11.0 million related to other indemnifications, for which a liability of $10.1 million related to workers compensation coverage was recorded on our balance sheets.

09/30/2020 Form 10-Q	25	WEC Energy Group, Inc.

NOTE 17—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Service cost	$12.5	$11.6	$37.3	$34.7
Interest cost	25.6	30.3	77.8	91.1
Expected return on plan assets	(47.4)	(48.3)	(143.0)	(145.2)
Loss on plan settlement	5.2	7.8	15.5	9.6
Amortization of prior service cost	0.4	0.5	1.2	1.6
Amortization of net actuarial loss	26.1	18.9	75.8	56.6
Net periodic benefit cost	$22.4	$20.8	$64.6	$48.4

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Service cost	$3.8	$4.1	$11.4	$12.3
Interest cost	4.7	6.5	14.0	19.3
Expected return on plan assets	(15.0)	(13.7)	(45.2)	(41.0)
Amortization of prior service credit	(3.8)	(3.9)	(11.3)	(11.6)
Amortization of net actuarial gain	(5.6)	(2.0)	(16.8)	(4.7)
Net periodic benefit credit	$(15.9)	$(9.0)	$(47.9)	$(25.7)

During the nine months ended September 30, 2020, we made contributions and payments of $9.0 million related to our pension plans and $1.1 million related to our OPEB plans. We expect to make contributions and payments of $2.5 million related to our pension plans during the remainder of 2020, dependent upon various factors affecting us, including our liquidity position and possible tax law changes. We do not expect to make any contributions and payments related to our OPEB plans during the remainder of 2020.

NOTE 18—GOODWILL

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at September 30, 2020. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2020.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of September 30, 2020.

In the third quarter of 2020, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2020. No impairments resulted from these tests.

09/30/2020 Form 10-Q	26	WEC Energy Group, Inc.

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

	Three Months Ended September 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,713.3	$31.4	$1,744.7
Add: Earnings from equity method investment	39.6	0.5	40.1
Add: Capital contributions	6.2	—	6.2
Less: Distributions	39.9	—	39.9
Less: Return of capital	—	0.6	0.6
Less: Other	0.1	—	0.1
Balance at end of period	$1,719.1	$31.3	$1,750.4

	Three Months Ended September 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,656.6	$39.9	$1,696.5
Add: Earnings from equity method investment	38.3	0.4	38.7
Add: Capital contributions	15.1	0.3	15.4
Less: Distributions	30.3	—	30.3
Add: Other	0.1	—	0.1
Balance at end of period	$1,679.8	$40.6	$1,720.4

	Nine Months Ended September 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	131.7	1.1	132.8
Add: Capital contributions	15.2	—	15.2
Less: Distributions	112.5	—	112.5
Less: Return of capital	—	5.9	5.9
Balance at end of period	$1,719.1	$31.3	$1,750.4

	Nine Months Ended September 30, 2019
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,625.3	$40.0	$1,665.3
Add: Earnings (loss) from equity method investment	112.2	(0.5)	111.7
Add: Capital contributions	36.2	1.1	37.3
Less: Distributions	93.9	—	93.9
Balance at end of period	$1,679.8	$40.6	$1,720.4

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

09/30/2020 Form 10-Q	27	WEC Energy Group, Inc.

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Charges to ATC for services and construction	$5.7	$9.2	$18.7	$16.5
Charges from ATC for network transmission services	85.5	86.9	252.0	261.0

Our balance sheets included the following receivables and payables for services received from or provided to ATC:

(in millions)	September 30, 2020	December 31, 2019
Accounts receivable for services provided to ATC	$2.1	$3.5
Accounts payable for services received from ATC	30.0	29.0
Amounts due from ATC for transmission infrastructure upgrades (1)	5.1	2.8

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

Summarized financial data for ATC is included in the tables below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2020	2019	2020	2019
Income statement data
Operating revenues	$187.8	$184.9	$577.7	$544.8
Operating expenses	93.0	94.7	285.7	278.7
Other expense, net	28.1	28.7	82.0	86.1
Net income	$66.7	$61.5	$210.0	$180.0

(in millions)	September 30, 2020	December 31, 2019
Balance sheet data
Current assets	$92.5	$84.7
Noncurrent assets	5,375.2	5,244.2
Total assets	$5,467.7	$5,328.9

Current liabilities	$349.9	$502.6
Long-term debt	2,512.1	2,312.8
Other noncurrent liabilities	335.0	298.9
Members' equity	2,270.7	2,214.6
Total liabilities and members' equity	$5,467.7	$5,328.9

NOTE 20—SEGMENT INFORMATION

We use operating income to measure segment profitability and to allocate resources to our businesses. At September 30, 2020, we reported six segments, which are described below.

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

09/30/2020 Form 10-Q	28	WEC Energy Group, Inc.

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

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2020 and 2019:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2020
External revenues	$1,366.3	$221.9	$48.3	$1,636.5	$—	$13.9	$0.6	$—	$1,651.0
Intersegment revenues	—	—	—	—	—	109.6	—	(109.6)	—
Other operation and maintenance	363.8	109.2	20.4	493.4	—	5.9	1.0	(1.6)	498.7
Depreciation and amortization	169.7	49.9	8.5	228.1	—	24.5	6.5	(14.1)	245.0
Operating income (loss)	349.0	24.5	(2.0)	371.5	—	91.3	(6.9)	(85.7)	370.2
Equity in earnings of transmission affiliates	—	—	—	—	40.1	—	—	—	40.1
Interest expense	139.1	15.6	2.7	157.4	4.9	15.0	30.4	(85.7)	122.0

09/30/2020 Form 10-Q	29	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended
September 30, 2019
External revenues	$1,339.3	$198.0	$48.9	$1,586.2	$—	$20.5	$1.3	$—	$1,608.0
Intersegment revenues	—	—	—	—	—	98.9	—	(98.9)	—
Other operation and maintenance	400.2	101.8	22.0	524.0	—	3.9	1.3	—	529.2
Depreciation and amortization	155.6	45.7	6.8	208.1	—	23.3	6.0	(3.6)	233.8
Operating income (loss)	290.8	24.8	(2.2)	313.4	—	90.3	(6.0)	(86.8)	310.9
Equity in earnings of transmission affiliates	—	—	—	—	38.7	—	—	—	38.7
Interest expense	142.9	14.7	2.3	159.9	3.0	15.5	35.9	(88.5)	125.8

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2020
External revenues	$4,071.4	$930.7	$261.4	$5,263.5	$—	$42.8	$2.0	$—	$5,308.3
Intersegment revenues	—	—	—	—	—	335.6	—	(335.6)	—
Other operation and maintenance	1,044.0	306.5	62.5	1,413.0	—	18.7	2.9	(7.1)	1,427.5
Depreciation and amortization	502.7	146.0	24.6	673.3	—	73.4	19.0	(39.1)	726.6
Operating income (loss)	1,053.4	245.6	41.4	1,340.4	—	274.2	(20.1)	(258.9)	1,335.6
Equity in earnings of transmission affiliates	—	—	—	—	132.8	—	—	—	132.8
Interest expense	422.2	47.7	7.4	477.3	14.6	45.4	98.1	(259.6)	375.8

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended
September 30, 2019
External revenues	$4,226.0	$977.4	$302.9	$5,506.3	$—	$65.4	$3.9	$—	$5,575.6
Intersegment revenues	—	—	—	—	—	305.1	—	(305.1)	—
Other operation and maintenance	1,156.8	337.0	73.0	1,566.8	—	14.5	2.1	—	1,583.4
Depreciation and amortization	459.5	135.2	20.0	614.7	—	68.8	18.4	(11.8)	690.1
Operating income (loss)	922.8	205.3	43.9	1,172.0	—	274.3	(17.0)	(261.0)	1,168.3
Equity in earnings of transmission affiliates	—	—	—	—	111.7	—	—	—	111.7
Interest expense	429.0	43.4	6.5	478.9	8.3	46.7	107.5	(267.1)	374.3

09/30/2020 Form 10-Q	30	WEC Energy Group, Inc.

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At September 30, 2020 and December 31, 2019, our equity investment in ATC was $1,719.1 million and $1,684.7 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At September 30, 2020 and December 31, 2019, our equity investment in ATC Holdco was $31.3 million and $36.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 19, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

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

We have $15.8 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.
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

09/30/2020 Form 10-Q	31	WEC Energy Group, Inc.

The wind generation facilities that are part of our non-utility energy infrastructure segment have obligations to distribute and sell electricity through long-term offtake agreements with their customers for all of the energy produced. These projects also enter into related easements and other agreements associated with the generating facilities.

Our minimum future commitments related to these purchase obligations as of September 30, 2020, including those of our subsidiaries, were approximately $10.9 billion.

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

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, which lowered the limit for ground-level ozone, creating a more stringent standard than the 2008 National Ambient Air Quality Standards. The EPA issued final nonattainment area designations in April 2018. The following counties within our service territories were designated as partial nonattainment with the 2015 standard: Door, Kenosha, Manitowoc, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. Petitioners in that case have argued that additional portions of Milwaukee, Waukesha, Ozaukee, and Washington Counties (among others) should be designated as nonattainment for ozone. In November 2019, the D.C. Circuit Court of Appeals heard oral arguments for that case. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. The State of Wisconsin submitted the "infrastructure" portion of its state implementation plan outlining how it will implement, maintain, and enforce the 2015 Ozone standard. The plan is subject to EPA review and approval. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply.

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

Climate Change

The ACE rule became effective in September 2019. This rule provides existing coal-fired generating units with standards for achieving GHG emission reductions. The rule was finalized in conjunction with two other separate and distinct rulemakings, (1) the repeal of the Clean Power Plan, and (2) revised implementing regulations for ACE, ongoing emissions guidelines, and all future emission guidelines for existing sources issued under CAA section 111(d). Every state's plan to implement ACE is required to focus on reducing GHG emissions by improving the efficiency of fossil-fueled power plants. The rule is being litigated in challenges brought in the D.C. Circuit Court of Appeals by 22 states (including Illinois, Michigan, Minnesota, and Wisconsin), local governments, and certain nongovernmental organizations. In the meantime, the Wisconsin Department of Natural Resources continues to work with state utilities and has begun the process of developing the implementation plan with respect to the ACE rule.

In December 2018, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA determined that the BSER for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for

09/30/2020 Form 10-Q	32	WEC Energy Group, Inc.

smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage. The EPA has reviewed comments and intends to take final action on the proposed rule later in 2020.

We have a plan, referred to as our ESG progress plan, which includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon emitting renewable generation and clean natural gas-fired generation. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018, which included the March 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. We expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025. The retirements will contribute to meeting a new, near-term goal of reducing CO2 emissions from our electric generation by 55% below 2005 levels by 2025. In 2019, we met and surpassed our original goal to reduce CO2 emissions by 40% below 2005 levels by 2030. In July 2020, we announced a new goal to reduce CO2 emissions from our electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. In addition to retiring these older, fossil-fueled plants, we expect to invest in low-cost renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities.

We also have a goal to decrease the rate of methane emissions from the natural gas distribution lines in our network by 30% per mile by the year 2030 from a 2011 baseline. We were over half way toward meeting that goal at the end of 2019.

National Emission Standards for Hazardous Air Pollutants for Stationary Combustion Turbines

Effective in March 2020, the EPA issued a final regulation, The Combustion Turbine Rule. The Combustion Turbine Rule was issued to complete the RTR required by the CAA every five years, and applies only to combustion turbines constructed or reconstructed after January 14, 2003. The Combustion Turbine Rule clarifies certain performance testing, semi-annual and excess emission reporting requirements, implements electronic reporting requirements, and changes certain requirements applicable during startup, shutdown, and malfunction. We have evaluated the rule and do not expect the rule will have a material impact on our financial condition or results of operations.

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

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. As a result of past capital investments at WE and WPS, we believe our fleet is well positioned to meet the existing ELG regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be modifications to the BATW systems at Weston Unit 3 and OC 7 and OC 8. Also, a wastewater treatment system modification may be required for the wet FGD discharges from the six units that make up the OCPP and ERGS. Based on preliminary engineering, we estimate that compliance with the current rule will require $60 million in capital costs.

The ELG requirements for BATW and wet FGD systems were being re-evaluated by the EPA. In September 2017, the EPA issued a final rule (Postponement Rule) to postpone the earliest compliance date to November 1, 2020 for the BATW and wet FGD

09/30/2020 Form 10-Q	33	WEC Energy Group, Inc.

wastewater requirements while it re-evaluated the ELG rule. The Postponement Rule left unchanged the latest ELG rule compliance date of December 31, 2023. In August 2020, the EPA Administrator signed the ELG Reconsideration Rule to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule is effective December 14, 2020 and includes provisions that:

•Exempt facility owners from the new BATW and wet FGD requirements if a generating unit is retired by December 31, 2028.

•Would limit the investment required to meet these new rule requirements if the coal-fueled unit has a low utilization rate where the 2-year average annual capacity utilization rating is less than 10%.

•Modified the Voluntary Incentives Program to provide the certainty of more time (until December 31, 2028) to implement new requirements if a company adopts additional process changes and controls that achieve more stringent limitations on mercury, arsenic, selenium, nitrate/nitrite, bromide, and total dissolved solids in FGD wastewater.

We are currently evaluating what impact, if any, the rule may have on our estimated compliance cost of $60 million noted above.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2020	December 31, 2019
Regulatory assets	$696.6	$685.5
Reserves for future environmental remediation	589.4	589.2

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

09/30/2020 Form 10-Q	34	WEC Energy Group, Inc.

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

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2020	2019
Cash paid for interest, net of amount capitalized	$332.4	$317.9
Cash paid for income taxes, net	27.6	15.4
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	177.8	162.7
Non-cash capital contributions from noncontrolling interest	—	14.6

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

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$13.1	$37.5
Restricted cash included in other long term assets	48.1	44.8
Cash, cash equivalents, and restricted cash	$61.2	$82.3

NOTE 24—REGULATORY ENVIRONMENT

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territories. Each of the states in which our regulated utilities operate declared a public health emergency and issued shelter-in-place orders in response to the COVID-19 pandemic. All of the shelter-in-place orders have since expired or been lifted. The PSCW, the ICC, the MPUC, and the MPSC have all issued written orders requiring certain actions to ensure that essential utility services were, and continue to be, available to customers in their respective jurisdictions. A summary of these orders is included below.

09/30/2020 Form 10-Q	35	WEC Energy Group, Inc.

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

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for their commercial and industrial customers. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of September 30, 2020, the total amount deferred at our Wisconsin utilities related to the COVID-19 pandemic was $4.6 million.

On June 26, 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the first March 24, 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. After August 15, 2020, utilities were no longer required to offer deferred payment arrangements to all customers. Additionally, utilities were authorized to reinstate late fees except for the period between the first order and this supplemental order. Our Wisconsin utilities resumed charging late payment fees in late August 2020. Late payment fees were not charged on outstanding balances that were billed between the first order and late August 2020.

The PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which begins on November 1 and ends on April 15. Utilities are allowed to continue assessing late fees during the winter moratorium.

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

On June 18, 2020, the ICC issued a written order approving a settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. The key terms of the settlement agreement included the following:

•The moratorium on disconnections and the suspension of late fees and penalties were extended until July 26, 2020.
•Customers disconnected after June 18, 2019 could be reconnected without being assessed a reconnection fee if reconnection was requested prior to August 25, 2020.
•Flexible deferred payment arrangements are required to be offered to residential and commercial and industrial customers for an extended period of time and with reduced down payment requirements.
•Deposit requirements were waived until August 25, 2020 for all residential customers, and will be waived for an additional four months for residential customers that verbally express financial hardship.
•PGL and NSG established a bill payment assistance program with approximately $12.0 million and $1.2 million, respectively, available for eligible residential customers to provide relief from high arrearages.

In addition to the above, the settlement agreement authorized PGL and NSG to implement a SPC rider for the recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs. PGL and NSG began recovering costs under the SPC rider on October 1, 2020. Amounts deferred under the SPC rider are being recovered over 36 months and will be subject to review and reconciliation by the ICC. As of September 30, 2020, PGL and NSG had deferred $18.5 million, collectively, related to the COVID-19 pandemic.

09/30/2020 Form 10-Q	36	WEC Energy Group, Inc.

Subsequent to the approval of the settlement agreement, and at the request of the ICC, PGL and NSG agreed to extend the moratorium on disconnections for qualified low-income residential customers and residential customers expressing financial hardship through March 31, 2021. The annual winter moratorium in Illinois that generally prohibits PGL and NSG from disconnecting residential customers for non-payment begins on December 1 and ends on March 31.

Minnesota

On May 22, 2020, the MPUC issued a written order authorizing Minnesota utilities, including MERC, to track and defer COVID-19 related expenses and certain foregone revenues. The MPUC will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of September 30, 2020, amounts deferred at MERC related to the COVID-19 pandemic were not significant.

On June 18, 2020, the MPUC verbally ordered Minnesota utilities to temporarily suspend disconnections and waive reconnection fees, service deposits, late fees, interest, and penalties for all residential customers. In addition, utilities were required to immediately reconnect residential customers that were previously disconnected. On August 13, 2020, the MPUC issued a written order affirming these temporary provisions. The order will remain in effect until 60 days after Minnesota's declared peacetime emergency expires. Currently, the peacetime order is set to expire on November 12, 2020, meaning the MPUC's order would expire on January 11, 2021; however, the annual winter moratorium in Minnesota that generally prohibits MERC from disconnecting residential customers for non-payment began on October 15, 2020 and does not end until April 15, 2021. The expiration date of Minnesota's peacetime emergency, and the corresponding expiration date of the MPUC order, are subject to change.

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

The April 15, 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. On July 23, 2020, the MPSC issued an order denying Michigan utilities' ability to defer additional COVID-19 related expenses and certain foregone revenues. The MPSC indicated that utilities can still seek recovery of these costs and foregone revenues by filing additional information on the specifics of their request by November 2, 2020. MGU and UMERC filed comments with the MPSC on November 2, 2020 indicating that they have not experienced any material additional COVID-19 related expenses or foregone revenues, but that they will continue to monitor these expenses and foregone revenues and will notify the MPSC if they become material. At September 30, 2020, our Michigan utilities had not recorded any deferrals related to the COVID-19 pandemic.

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

09/30/2020 Form 10-Q	37	WEC Energy Group, Inc.

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

In accordance with its rate order, WE filed an application with the PSCW on July 20, 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. The securitization is expected to reduce the carrying costs for the $100 million, benefiting customers. In its meeting on November 5, 2020, the PSCW verbally approved WE's application without any known material adverse conditions. The terms of this approval are subject to our receipt and review of the final written order from the PSCW, which WE expects to receive by November 17, 2020, the statutory deadline for an order to be issued in this proceeding.

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

09/30/2020 Form 10-Q	38	WEC Energy Group, Inc.

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

Solar Generation Project

In August 2019, WE, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire an ownership interest in a proposed solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be $130 million. The PSCW issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

The Peoples Gas Light and Coke Company and North Shore Gas Company

North Shore Gas Company 2021 Rate Case

On October 15, 2020, NSG filed a request with the ICC to increase its natural gas rates. NSG's request is targeting a rate increase of $7.6 million (8.5%) and reflects a 10.0% ROE and a common equity component average of 52.5%. The proposed natural gas rate increase is primarily driven by NSG's ongoing significant investment in its distribution system since its last rate review that resulted in revised base rates effective January 1, 2015. New rates are expected to be effective in September 2021.

Qualifying Infrastructure Plant Rider

In July 2013, Illinois Public Act 98-0057, The Natural Gas Consumer, Safety & Reliability Act, became law. This law provides natural gas utilities with a cost recovery mechanism that allows collection, through a surcharge on customer bills, of prudently incurred costs to upgrade Illinois natural gas infrastructure. In January 2014, the ICC approved a QIP rider for PGL, which is in effect through 2023.

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2020, PGL filed its 2019 reconciliation with the ICC, which, along with the 2018, 2017, and 2016 reconciliations, are still pending.

As of September 30, 2020, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

09/30/2020 Form 10-Q	39	WEC Energy Group, Inc.

Michigan Gas Utilities Corporation

2021 Rate Application

In February 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU decided that it would not file a rate case during the COVID-19 pandemic and will re-evaluate the timing of the rate filing at a later date.

In May 2020, MGU filed an application with the MPSC requesting approval to defer $5.0 million of depreciation and interest expense during 2021 related to capital investments made by MGU since its last rate case. In July 2020, the MPSC issued a written order approving MGU's request. The deferral of these costs will help to mitigate the impacts from delaying the filing of the rate case.

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2020 Form 10-Q	40	WEC Energy Group, Inc.

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our shareholders and customers by focusing on the fundamentals of our business: reliability; operating efficiency; financial discipline; customer care; and safety. Our plan, referred to as our ESG progress plan, for efficiency, sustainability and growth will provide us a roadmap for achieving this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow our investment in the future of energy.

Creating a Cleaner Energy Future

Our ESG progress plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and clean natural gas-fired generation. When taken together, the retirements and new investments should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting a new, near-term goal of reducing carbon dioxide (CO2) emissions from our electric generation by 55% below 2005 levels by 2025.

In 2019, we met and surpassed our original goal to reduce CO2 emissions by 40% below 2005 levels by 2030. In July 2020, we announced a new goal to reduce CO2 emissions from our electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050.

We have already retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. As part of our ESG progress plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $2 billion in low-cost renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind; and
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation.

09/30/2020 Form 10-Q	41	WEC Energy Group, Inc.

We also plan to purchase 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin. These new investments are in addition to the renewable projects currently underway.

We have received approval to invest in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to construct two solar projects in Wisconsin. Two Creeks Solar Park (Two Creeks) is located in Manitowoc County, Wisconsin, and the Badger Hollow Solar Park I (Badger Hollow I) is located in Iowa County, Wisconsin. Upon completion, WPS will own 100 MW of each project for a total of 200 MW. The Public Service Commission of Wisconsin (PSCW) approved the acquisition of these two projects in April 2019. Commercial operation was achieved in the first week of November 2020 for Two Creeks, and is targeted for April 2021 for Badger Hollow I. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to construct a solar project, Badger Hollow Solar Park II (Badger Hollow II) that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. The PSCW issued a written order approving the acquisition of this project in March 2020. Commercial operation of Badger Hollow II is targeted for December 2022.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, in 2019, WE constructed 5 MW of solar generation and is on track to construct more than that in 2020. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and allowing these larger customers to meet their sustainability and renewable energy goals.

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

Reliability

We have made significant reliability-related investments in recent years, and in accordance with our ESG progress plan, expect to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies and WPS being recognized in 2019 by PA Consulting Group, an independent consulting firm, for superior reliability of their electric delivery networks. This was the ninth consecutive year that We Energies has been named the most reliable utility in the Midwest and the first time WPS has been recognized.

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

•The Peoples Gas Light and Coke Company continues to work on its Natural Gas System Modernization Program, which primarily involves replacing old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system.

•WPS continues work on its System Modernization and Reliability Project, which involves modernizing parts of its electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of

09/30/2020 Form 10-Q	42	WEC Energy Group, Inc.

electric service WPS provides to its customers. WE, WPS, and WG also continue to upgrade their electric and natural gas distribution systems to enhance reliability.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the ESG progress plan. For example, we are making progress on our Advanced Metering Infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between our utilities and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

•See Note 3, Disposition, for information on the sale of certain WPS Power Development, LLC solar power generation facilities.

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be approximately $15.0 billion from 2021 to 2025. Specific projects are discussed in more detail below under Liquidity and Capital Resources.

From 2021 to 2025, we expect capital contributions to ATC to be approximately $45 million. Capital investments at ATC will be funded utilizing these capital contributions, in addition to cash generated by ATC from operations and debt. We currently forecast that our share of ATC's projected capital expenditures over the next five years will be $1.1 billion.

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

09/30/2020 Form 10-Q	43	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2020 with the third quarter of 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Change Related to We Power Lease	Remaining Change B (W)
Wisconsin	$349.0	$290.8	$58.2	$41.9	$(1.1)	$17.4
Illinois	24.5	24.8	(0.3)	—	—	(0.3)
Other states	(2.0)	(2.2)	0.2	—	—	0.2
Non-utility energy infrastructure	91.3	90.3	1.0	—	—	1.0
Corporate and other	(6.9)	(6.0)	(0.9)	—	—	(0.9)
Reconciling eliminations	(85.7)	(86.8)	1.1	—	1.1	—
Total operating income	370.2	310.9	59.3	41.9	—	17.4
Equity in earnings of transmission affiliates	40.1	38.7	1.4	—	—	1.4
Other income, net	25.7	21.8	3.9	—	—	3.9
Interest expense	122.0	125.8	3.8	—	—	3.8
Income before income taxes	314.0	245.6	68.4	41.9	—	26.5
Income tax expense	46.9	11.3	(35.6)	(41.9)	—	6.3
Preferred stock dividends of subsidiary	0.3	0.3	—	—	—	—
Net loss attributed to noncontrolling interests	—	0.3	(0.3)	—	—	(0.3)
Net income attributed to common shareholders	$266.8	$234.3	$32.5	$—	$—	$32.5

Diluted earnings per share	$0.84	$0.74	$0.10

Earnings increased $32.5 million during the third quarter of 2020, compared with the same quarter in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the third quarter of 2019. WE was flowing through the tax benefit of its repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholders. See Note 24, Regulatory Environment, for more information on the flow through of tax repairs.

The significant factors impacting the $32.5 million increase in earnings were:

•A $17.4 million remaining increase in operating income at the Wisconsin segment, driven by a net increase in electric and natural gas margins. Higher residential sales volumes related to favorable weather, the positive impact from collections of fuel and purchased power costs, and the net impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, all contributed to the net increase in margins. The impact from the rate orders includes amounts returned to customers related to the unprotected excess deferred tax benefits from the Tax Legislation. The negative impact on margins from the return of these tax savings to customers was offset by a reduction to income tax expense, and had no impact on net income attributed to common shareholders. Lower operation and maintenance expense, driven by a decrease in electric and natural gas distribution expenses during the third quarter of 2020, also contributed to the remaining increase in operating income at the Wisconsin segment.

09/30/2020 Form 10-Q	44	WEC Energy Group, Inc.

•A $6.3 million remaining decrease in income tax expense, driven by the amortization of the unprotected excess deferred tax benefits from the Tax Legislation in accordance with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, which was offset in operating income at the Wisconsin segment and had no impact on net income attributed to common shareholders. See Note 24, Regulatory Environment, for more information on the Wisconsin rate orders. Wind production tax credits generated by our Coyote Ridge wind farm that achieved commercial operation in December 2019 also contributed to the decrease in income tax expense. These decreases in income tax expense were partially offset by the impact from higher income before income taxes.

•A $3.9 million increase in other income, net, primarily driven by higher net gains on the investments held in the Integrys rabbi trust during the third quarter of 2020. These investment gains partially offset the increase in benefits costs related to deferred compensation, which is included in operating income. See Note 14, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $3.8 million decrease in interest expense, primarily due to lower interest rates on short-term debt during the third quarter of 2020. Also contributing to the decrease was the retirement of long-term debt with higher interest rates than new debt issued since September 30, 2019. These decreases were partially offset by the impact of higher long-term debt balances, primarily related to continued capital investment. See Note 10, Long-Term Debt, for more information.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the third quarter of 2020 and 2019 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

09/30/2020 Form 10-Q	45	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Electric revenues	$1,215.4	$1,187.2	$28.2
Fuel and purchased power	374.0	385.9	11.9
Total electric margins	841.4	801.3	40.1

Natural gas revenues	150.9	152.1	(1.2)
Cost of natural gas sold	67.1	67.5	0.4
Total natural gas margins	83.8	84.6	(0.8)

Total electric and natural gas margins	925.2	885.9	39.3

Other operation and maintenance	363.8	400.2	36.4
Depreciation and amortization	169.7	155.6	(14.1)
Property and revenue taxes	42.7	39.3	(3.4)
Operating income	$349.0	$290.8	$58.2

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$170.6	$187.8	$17.2
Transmission (1)	129.4	105.1	(24.3)
Regulatory amortizations and other pass through expenses (2)	34.5	36.4	1.9
We Power (3)	29.3	36.9	7.6
Transmission expense related to Tax Legislation (4)	—	17.5	17.5
Transmission expense related to the flow through of tax repairs (5)	—	16.5	16.5
Total other operation and maintenance	$363.8	$400.2	$36.4

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2020 and 2019, $125.0 million and $128.9 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the three months ended September 30, 2020 and 2019, $24.1 million and $26.6 million, respectively, of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

09/30/2020 Form 10-Q	46	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	3,364.4	3,140.1	224.3
Small commercial and industrial (1)	3,409.0	3,495.5	(86.5)
Large commercial and industrial (1)	3,163.5	3,312.4	(148.9)
Other	34.3	36.0	(1.7)
Total retail (1)	9,971.2	9,984.0	(12.8)
Wholesale	843.6	872.2	(28.6)
Resale	1,730.7	1,107.5	623.2
Total sales in MWh (1)	12,545.5	11,963.7	581.8

(1)Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	64.4	57.7	6.7
Commercial and industrial	55.3	54.6	0.7
Total retail	119.7	112.3	7.4
Transport	264.5	285.7	(21.2)
Total sales in therms	384.2	398.0	(13.8)

	Three Months Ended September 30
	Degree Days
Weather	2020	2019	B (W)
WE and WG (1)
Heating (109 Normal)	103	24	329.2%
Cooling (565 Normal)	708	649	9.1%

WPS (2)
Heating (189 Normal)	198	98	102.0%
Cooling (376 Normal)	471	424	11.1%

UMERC (3)
Heating (315 Normal)	339	261	29.9%
Cooling (251 Normal)	311	235	32.3%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2020 Form 10-Q	47	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $40.1 million during the third quarter of 2020, compared with the same quarter in 2019. The significant factors impacting the higher electric utility margins were:

•A $25.4 million increase in margins associated with the negative impact of WE's flow through of tax benefits of its repair-related deferred tax liabilities during the third quarter of 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•A $12.6 million increase in margins related to higher residential sales volumes, primarily driven by the impact of favorable weather. As measured by cooling degree days, the third quarter of 2020 was 9.1% and 11.1% warmer than the same quarter in 2019 in the Milwaukee area and Green Bay area, respectively. As measured by heating degree days, the third quarter of 2020 was 329.2% and 102.0% colder than the same quarter in 2019 in the Milwaukee area and Green Bay area, respectively.

•A $10.9 million quarter-over-quarter positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

•A $5.5 million net increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This increase in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

These increases in margins were partially offset by an $11.5 million decrease in margins related to other revenues, which included late payment charges and revenues from third party use of our assets.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $0.8 million during the third quarter of 2020, compared with the same quarter in 2019. The most significant factor impacting the lower natural gas utility margins was a $2.7 million decrease related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This decrease in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes. This decrease was partially offset by a $1.1 million increase in margins from higher sales volumes, driven by an increase in heating degree days during the third quarter of 2020, compared to the same quarter in 2019.

Operating Income

Operating income at the Wisconsin segment increased $58.2 million during the third quarter of 2020, compared with the same quarter in 2019. This increase was driven by the $39.3 million net increase in margins discussed above and $18.9 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes).

The significant factors impacting the decrease in operating expenses during the third quarter of 2020, compared with the same quarter in 2019, were:

•An $18.1 million decrease in electric and natural gas distribution expenses, driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

•A $17.5 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $16.5 million decrease in transmission expense related to the flow through of tax repairs during the third quarter of 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

09/30/2020 Form 10-Q	48	WEC Energy Group, Inc.

•A $7.6 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $24.3 million increase in transmission expense as approved in the PSCW's 2019 rate orders, which were effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $14.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$221.9	$198.0	$23.9
Cost of natural gas sold	32.3	20.3	(12.0)
Total natural gas margins	189.6	177.7	11.9

Other operation and maintenance	109.2	101.8	(7.4)
Depreciation and amortization	49.9	45.7	(4.2)
Property and revenue taxes	6.0	5.4	(0.6)
Operating income	$24.5	$24.8	$(0.3)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in the line items below	$92.6	$89.9	$(2.7)
Riders (1)	17.2	12.3	(4.9)
Regulatory amortizations (1)	(0.6)	(0.4)	0.2
Total other operation and maintenance	$109.2	$101.8	$(7.4)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	45.9	42.4	3.5
Commercial and industrial	23.0	23.8	(0.8)
Total retail	68.9	66.2	2.7
Transport	86.1	98.0	(11.9)
Total sales in therms	155.0	164.2	(9.2)

09/30/2020 Form 10-Q	49	WEC Energy Group, Inc.

	Three Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (72 Normal)	62	13	376.9%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $4.9 million impact of the riders referenced in the table above, increased $7.0 million during the third quarter of 2020, compared with the same quarter in 2019. The increase in margins was primarily driven by higher revenues at PGL due to continued capital investment in the SMP project. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 24, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment decreased $0.3 million during the third quarter of 2020, compared with the same quarter in 2019. This decrease was driven by $7.3 million of higher operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above, and which was substantially offset by the $7.0 million net increase in margins discussed above.

The significant factors impacting the increase in operating expenses during the third quarter of 2020, compared with the same quarter in 2019, were:

•A $4.7 million increase in natural gas distribution maintenance costs, primarily due to the timing of performing certain services.

•A $4.2 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$48.3	$48.9	$(0.6)
Cost of natural gas sold	16.9	18.0	1.1
Total natural gas margins	31.4	30.9	0.5

Other operation and maintenance	20.4	22.0	1.6
Depreciation and amortization	8.5	6.8	(1.7)
Property and revenue taxes	4.5	4.3	(0.2)
Operating loss	$(2.0)	$(2.2)	$0.2

09/30/2020 Form 10-Q	50	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$16.4	$18.4	$2.0
Regulatory amortizations and other pass through expenses (1)	4.0	3.3	(0.7)
Other	—	0.3	0.3
Total other operation and maintenance	$20.4	$22.0	$1.6

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	14.7	15.7	(1.0)
Commercial and industrial	14.5	13.1	1.4
Total retail	29.2	28.8	0.4
Transport	146.8	172.7	(25.9)
Total sales in therms	176.0	201.5	(25.5)

	Three Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
MERC
Heating (214 Normal)	243	159	52.8%

MGU
Heating (112 Normal)	131	26	403.8%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $0.5 million during the third quarter of 2020, compared to the same quarter in 2019.

Operating Loss

The operating loss at the other states segment decreased $0.2 million during the third quarter of 2020, compared to the same quarter in 2019. This decrease was driven by the $0.5 million increase in margins, partially offset by a $0.3 million increase in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The increase in operating expenses was driven by an increase in depreciation and amortization, partially offset by effective cost control.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Operating income	$91.3	$90.3	$1.0

09/30/2020 Form 10-Q	51	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Operating Income

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Operating loss	$(6.9)	$(6.0)	$(0.9)

Electric Transmission Segment Operations

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Equity in earnings of transmission affiliates	$40.1	$38.7	$1.4

Earnings from our ownership interests in transmission affiliates increased $1.4 million during the third quarter of 2020, compared with the same quarter in 2019, primarily driven by continued capital investment by ATC.

Consolidated Other Income, Net

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Gains from investments held in rabbi trust	$6.0	$1.4	$4.6
AFUDC – Equity	6.0	3.3	2.7
Non-service components of net periodic benefit costs	11.8	9.6	2.2
Other, net	1.9	7.5	(5.6)
Other income, net	$25.7	$21.8	$3.9

Other income, net increased $3.9 million during the third quarter of 2020, compared with the same quarter in 2019. The increase was primarily driven by higher net gains on the investments held in the Integrys rabbi trust during the third quarter of 2020. These investment gains partially offset the increase in benefits costs related to deferred compensation, which is included in operating income. See Note 14, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. Also contributing to the increase were both higher AFUDC–Equity, due to continued capital investment, and higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 17, Employee Benefits, for more information on our pension and OPEB costs. Theses increases in other income, net were partially offset by the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income.

Consolidated Interest Expense

	Three Months Ended September 30
(in millions)	2020	2019	B (W)
Interest expense	$122.0	$125.8	$3.8

Interest expense decreased $3.8 million during the third quarter of 2020, compared with the same quarter in 2019, primarily due to lower interest rates on short-term debt. Also contributing to the decrease was the retirement of long-term debt with higher interest rates than new debt issued since September 30, 2019. These decreases were partially offset by the impact of higher long-term debt balances, primarily related to continued capital investment. See Note 10, Long-Term Debt, for more information.

Consolidated Income Tax Expense

	Three Months Ended September 30
	2020	2019	B (W)
Effective tax rate	14.9%	4.6%	(10.3)%

Our effective tax rate increased by 10.3% during the third quarter of 2020, compared with the same quarter in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the third quarter of 2019, in connection with the 2017 Wisconsin rate settlement. This item was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, as well as wind production tax credits generated by our Coyote Ridge wind farm that achieved commercial operation in December 2019. The

09/30/2020 Form 10-Q	52	WEC Energy Group, Inc.

impacts due to the benefit from the flow through of tax repairs and the amortization of the unprotected excess deferred tax benefits from the Tax Legislation were offset in operating income at the Wisconsin segment. See Note 13, Income Taxes, and Note 24, Regulatory Environment, for more information.

NINE MONTHS ENDED SEPTEMBER 30, 2020

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2020 with the nine months ended September 30, 2019, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2020	2019	B (W)	Change Related to 2019 Tax Repairs	Change Related to We Power Lease	Remaining Change B (W)
Wisconsin	$1,053.4	$922.8	$130.6	$124.6	$(2.1)	$8.1
Illinois	245.6	205.3	40.3	—	—	40.3
Other states	41.4	43.9	(2.5)	—	—	(2.5)
Non-utility energy infrastructure	274.2	274.3	(0.1)	—	—	(0.1)
Corporate and other	(20.1)	(17.0)	(3.1)	—	—	(3.1)
Reconciling eliminations	(258.9)	(261.0)	2.1	—	2.1	—
Total operating income	1,335.6	1,168.3	167.3	124.6	—	42.7
Equity in earnings of transmission affiliates	132.8	111.7	21.1	—	—	21.1
Other income, net	59.9	76.3	(16.4)	—	—	(16.4)
Interest expense	375.8	374.3	(1.5)	—	—	(1.5)
Income before income taxes	1,152.5	982.0	170.5	124.6	—	45.9
Income tax expense	190.7	91.5	(99.2)	(124.6)	—	25.4
Preferred stock dividends of subsidiary	0.9	0.9	—	—	—	—
Net loss attributed to noncontrolling interests	—	0.5	(0.5)	—	—	(0.5)
Net income attributed to common shareholders	$960.9	$890.1	$70.8	$—	$—	$70.8

Diluted Earnings Per Share	$3.04	$2.81	$0.23

Earnings increased $70.8 million during the nine months ended September 30, 2020, compared with the same period in 2019. The table above shows the income statement impacts due to the flow through of tax repairs during the first nine months of 2019. WE was flowing through the tax benefit of its repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. As shown in the table above, the changes related to the flow through of tax repairs had no impact on net income attributed to common shareholders.

The significant factors impacting the $70.8 million increase in earnings were:

•A $40.3 million increase in operating income at the Illinois segment, driven by higher natural gas margins at PGL, due to continued capital investment in the SMP project under its QIP rider, and lower operating expenses during the nine months ended September 30, 2020. A decrease in natural gas distribution maintenance costs, which reflects the benefit of warmer than normal winter weather in 2020 and the timing of performing certain services, drove the lower operating expenses.

•A $25.4 million remaining decrease in income tax expense, driven by the amortization of the unprotected excess deferred tax benefits from the Tax Legislation in accordance with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, which was offset in operating income at the Wisconsin segment and had no impact on net income attributed to common shareholders. Wind production tax credits generated by our Coyote Ridge wind farm that achieved commercial operation in December 2019 also contributed to the decrease in income tax expense. These decreases in income tax expense were partially offset by the impact from higher income before income taxes.

09/30/2020 Form 10-Q	53	WEC Energy Group, Inc.

•A $21.1 million increase in earnings from our ownership interests in transmission affiliates, primarily due to an increase in the base ROE that ATC is allowed to collect as a result of a FERC order issued in May 2020, which was retroactive to November 2013. For more information on the ROE increase, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC also contributed to the increase in earnings from our ownership interests in transmission affiliates.

•An $8.1 million remaining increase in operating income at the Wisconsin segment. The increase was primarily due to lower operation and maintenance expense, driven by a decrease in electric and natural gas distribution expenses and lower benefits costs. A net increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, and the positive impact from collections of fuel and purchased power costs also contributed to the increase in operating income. The increase in margins from the Wisconsin rate orders is net of the amounts returned to customers related to the unprotected excess deferred tax benefits from the Tax Legislation. The negative impact on margins from the return of these tax savings to customers was offset by the reduction to income tax expense discussed above, and had no impact on net income attributed to common shareholders. These increases in operating income were partially offset by the negative impact on margins from lower overall sales volumes, primarily due to impacts from the COVID-19 pandemic, and an increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

These increases in earnings were partially offset by a $16.4 million decrease in other income, net, primarily driven by the impact from the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Also contributing to the decrease were lower net gains on the investments held in the Integrys rabbi trust during the nine months ended September 30, 2020. The decrease related to the investments held in the rabbi trust partially offsets lower benefits costs related to deferred compensation, which are included in operating income.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of our segment operating performance. Operating income for the nine months ended September 30, 2020 and 2019 for each of our segments is presented in the “Consolidated Earnings” table above.

Each applicable segment operating income discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to segment operating income.

09/30/2020 Form 10-Q	54	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Electric revenues	$3,251.9	$3,278.2	$(26.3)
Fuel and purchased power	957.2	1,035.4	78.2
Total electric margins	2,294.7	2,242.8	51.9

Natural gas revenues	819.5	947.8	(128.3)
Cost of natural gas sold	395.2	536.5	141.3
Total natural gas margins	424.3	411.3	13.0

Total electric and natural gas margins	2,719.0	2,654.1	64.9

Other operation and maintenance	1,044.0	1,156.8	112.8
Depreciation and amortization	502.7	459.5	(43.2)
Property and revenue taxes	118.9	115.0	(3.9)
Operating income	$1,053.4	$922.8	$130.6

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$462.5	$518.8	$56.3
Transmission (1)	388.2	314.5	(73.7)
Regulatory amortizations and other pass through expenses (2)	103.8	118.0	14.2
We Power (3)	89.5	107.0	17.5
Transmission expense related to Tax Legislation (4)	—	50.2	50.2
Transmission expense related to the flow through of tax repairs (5)	—	48.3	48.3
Total other operation and maintenance	$1,044.0	$1,156.8	$112.8

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2020 and 2019, $359.7 million and $367.0 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the nine months ended September 30, 2020 and 2019, $84.7 million and $103.0 million, respectively, of operating and maintenance costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)Represents additional transmission expense recorded in 2019 associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)Represents additional transmission expense recorded in 2019 associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since WE's transmission asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

09/30/2020 Form 10-Q	55	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2020	2019	B (W)
Customer Class
Residential	8,782.2	8,287.6	494.6
Small commercial and industrial (1)	9,299.0	9,731.4	(432.4)
Large commercial and industrial (1)	8,734.3	9,554.3	(820.0)
Other	113.0	120.2	(7.2)
Total retail (1)	26,928.5	27,693.5	(765.0)
Wholesale	2,311.4	2,536.7	(225.3)
Resale	5,152.6	4,252.2	900.4
Total sales in MWh (1)	34,392.5	34,482.4	(89.9)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	734.2	804.9	(70.7)
Commercial and industrial	445.9	500.8	(54.9)
Total retail	1,180.1	1,305.7	(125.6)
Transport	979.9	1,037.8	(57.9)
Total sales in therms	2,160.0	2,343.5	(183.5)

	Nine Months Ended September 30
	Degree Days
Weather	2020	2019	B (W)
WE and WG (1)
Heating (4,354 Normal)	4,023	4,480	(10.2)%
Cooling (726 Normal)	931	725	28.4%

WPS (2)
Heating (4,854 Normal)	4,644	4,979	(6.7)%
Cooling (509 Normal)	656	502	30.7%

UMERC (3)
Heating (5,525 Normal)	5,337	5,898	(9.5)%
Cooling (328 Normal)	425	284	49.6%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2020 Form 10-Q	56	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $51.9 million during the nine months ended September 30, 2020, compared with the same period in 2019. The significant factors impacting the higher electric utility margins were:

•A $76.3 million increase in margins associated with the negative impact of WE's flow through of tax benefits of its repair-related deferred tax liabilities during the nine months ended September 30, 2019, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes.

•An $11.8 million period-over-period positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are less than a 2% price variance from the costs included in rates, and the remaining variance that exceeds the 2% variance is deferred.

These increases in margins were partially offset by:

•A $20.4 million decrease in margins related to other revenues, which included late payment charges and revenues from third party use of our assets.

•A $10.0 million net decrease in margins related to lower retail sales volumes, including the impact of weather. We recognized a $30.2 million net reduction in margins related to lower retail sales volumes driven by the COVID-19 pandemic. Sales volumes for our commercial and industrial customers decreased, primarily related to business interruptions and closings, while residential sales volumes increased. These changes in volumes were both driven, in large part, by a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic. This net decrease in margins was partially offset by a $20.2 million increase in margins related to favorable weather. As measured by cooling degree days, the nine months ended September 30, 2020 were 28.4% and 30.7% warmer than the same period in 2019 in the Milwaukee area and Green Bay area, respectively.

•A $6.6 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This decrease in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $13.0 million during the nine months ended September 30, 2020, compared with the same period in 2019. The most significant factor impacting the higher natural gas utility margins was a $34.1 million increase related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This increase in margins includes the impact related to the Tax Legislation, including unprotected tax benefits, which we agreed to return to customers and is offset in income taxes.

This increase in margins was partially offset by a $23.8 million net reduction in margins related to lower sales volumes, driven primarily by warmer winter weather during 2020. As measured by heating degree days, the nine months ended September 30, 2020 were 10.2% and 6.7% warmer than the same period in 2019 in the Milwaukee area and Green Bay area, respectively. In addition to the weather impact, the decrease in sales volumes for our commercial and industrial customers was also driven by business interruptions and closings related to, in large part, a shelter-in-place order issued by the state of Wisconsin during the COVID-19 pandemic.

Operating Income

Operating income at the Wisconsin segment increased $130.6 million during the nine months ended September 30, 2020, compared with the same period in 2019. This increase was driven by $65.7 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), and the $64.9 million increase in margins discussed above.

09/30/2020 Form 10-Q	57	WEC Energy Group, Inc.

The significant factors impacting the decrease in operating expenses during the nine months ended September 30, 2020, compared with the same period in 2019, were:

•A $50.2 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $48.3 million decrease in transmission expense related to the flow through of tax repairs during 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $32.4 million decrease in electric and natural gas distribution expenses, driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

•A $20.6 million decrease in benefit costs, primarily due to lower deferred compensation costs, stock-based compensation, and medical costs.

•A $17.5 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $14.2 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $73.7 million increase in transmission expense as approved in the PSCW's 2019 rate orders, which were effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $43.2 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

Illinois Segment Contribution to Operating Income

Since the majority of PGL and NSG customers use natural gas for heating, operating income at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$930.7	$977.4	$(46.7)
Cost of natural gas sold	212.2	282.9	70.7
Total natural gas margins	718.5	694.5	24.0

Other operation and maintenance	306.5	337.0	30.5
Depreciation and amortization	146.0	135.2	(10.8)
Property and revenue taxes	20.4	17.0	(3.4)
Operating income	$245.6	$205.3	$40.3

09/30/2020 Form 10-Q	58	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in the line items below	$237.2	$269.4	$32.2
Riders (1)	71.3	68.4	(2.9)
Regulatory amortizations (1)	(2.0)	(1.1)	0.9
Other	—	0.3	0.3
Total other operation and maintenance	$306.5	$337.0	$30.5

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	566.8	618.1	(51.3)
Commercial and industrial	227.5	256.1	(28.6)
Total retail	794.3	874.2	(79.9)
Transport	552.0	626.9	(74.9)
Total sales in therms	1,346.3	1,501.1	(154.8)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
Heating (4,012 Normal)	3,627	4,171	(13.0)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $2.9 million impact of the riders referenced in the table above, increased $21.1 million during the nine months ended September 30, 2020, compared with the same period in 2019. The increase in margins was primarily driven by higher revenues at PGL due to continued capital investment in the SMP project. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 24, Regulatory Environment, for more information.

Operating Income

Operating income at the Illinois segment increased $40.3 million during the nine months ended September 30, 2020, compared with the same period in 2019. This increase was driven by $19.2 million of lower operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes), net of the impact of the riders referenced in the table above, as well as the $21.1 million net increase in margins discussed above.

The significant factors impacting the decrease in operating expenses during the nine months ended September 30, 2020, compared with the same period in 2019 were:

•A $22.2 million decrease in natural gas distribution maintenance costs, which reflects the benefit of warmer than normal winter weather in 2020 and the timing of performing certain services.

•A $5.6 million decrease in customer service expenses, primarily due to lower call volumes and metering costs.

09/30/2020 Form 10-Q	59	WEC Energy Group, Inc.

•A $3.8 million decrease in benefit costs, primarily due to lower deferred compensation costs, pension settlement costs, and stock-based compensation.

These decreases in operating expenses were partially offset by a $10.8 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other States Segment Contribution to Operating Income

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Natural gas revenues	$261.4	$302.9	$(41.5)
Cost of natural gas sold	119.9	153.4	33.5
Total natural gas margins	141.5	149.5	(8.0)

Other operation and maintenance	62.5	73.0	10.5
Depreciation and amortization	24.6	20.0	(4.6)
Property and revenue taxes	13.0	12.6	(0.4)
Operating income	$41.4	$43.9	$(2.5)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Operation and maintenance not included in line items below	$49.9	$56.1	$6.2
Regulatory amortizations and other pass through expenses (1)	12.6	16.6	4.0
Other	—	0.3	0.3
Total other operation and maintenance	$62.5	$73.0	$10.5

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on operating income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2020	2019	B (W)
Customer Class
Residential	210.1	235.5	(25.4)
Commercial and industrial	131.6	157.2	(25.6)
Total retail	341.7	392.7	(51.0)
Transport	529.4	576.2	(46.8)
Total sales in therms	871.1	968.9	(97.8)

09/30/2020 Form 10-Q	60	WEC Energy Group, Inc.

	Nine Months Ended September 30
	Degree Days
Weather (1)	2020	2019	B (W)
MERC
Heating (5,157 Normal)	5,029	5,615	(10.4)%

MGU
Heating (4,101 Normal)	3,897	4,129	(5.6)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins decreased $8.0 million during the nine months ended September 30, 2020, compared with the same period in 2019. The decrease was primarily driven by lower sales volumes as a result of warmer than normal winter weather in 2020 and the COVID-19 driven stay-at-home orders issued in March, partially offset by an increase in revenues related to MERC's GUIC rider. The GUIC rider allows MERC to recover previously approved GUIC incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates.

Operating Income

Operating income at the other states segment decreased $2.5 million during the nine months ended September 30, 2020, compared with the same period in 2019. The decrease was driven by the $8.0 million decrease in margins discussed above, partially offset by a $5.5 million decrease in operating expenses (which include other operation and maintenance, depreciation and amortization, and property and revenue taxes). The decrease in operating expenses was driven by effective cost control, partially offset by an increase in depreciation and amortization.

Non-Utility Energy Infrastructure Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Operating income	$274.2	$274.3	$(0.1)

Corporate and Other Segment Contribution to Operating Income

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Operating loss	$(20.1)	$(17.0)	$(3.1)

Electric Transmission Segment Operations

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Equity in earnings of transmission affiliates	$132.8	$111.7	$21.1

Earnings from our ownership interests in transmission affiliates increased $21.1 million during the nine months ended September 30, 2020, compared with the same period in 2019, primarily due to an increase in the base ROE that ATC is allowed to collect as a result of a FERC order issued in May 2020, retroactive to November 2013. For further discussion of the ROE increase, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Also contributing to the increase in earnings from our ownership interests in transmission affiliates was continued capital investment by ATC.

09/30/2020 Form 10-Q	61	WEC Energy Group, Inc.

Consolidated Other Income, Net

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Gains from investments held in rabbi trust	$4.4	$14.0	$(9.6)
Non-service components of net periodic benefit costs	36.7	27.5	9.2
AFUDC – Equity	14.7	10.6	4.1
Other, net	4.1	24.2	(20.1)
Other income, net	$59.9	$76.3	$(16.4)

Other income, net decreased $16.4 million during the nine months ended September 30, 2020, compared with the same period in 2019. The decrease was primarily driven by the impact from the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income. Also contributing to the decrease were lower net gains on the investments held in the Integrys rabbi trust during the nine months ended September 30, 2020. The decrease related to the investments held in the rabbi trust partially offsets lower benefits costs related to deferred compensation, which are included in operating income. Higher net credits from the non-service components of our net periodic pension and OPEB costs and higher AFUDC–Equity due to continued capital investment partially offset these decreases in other income, net.

Consolidated Interest Expense

	Nine Months Ended September 30
(in millions)	2020	2019	B (W)
Interest expense	$375.8	$374.3	$(1.5)

Interest expense increased $1.5 million during the nine months ended September 30, 2020, compared with the same period in 2019, primarily due to higher long-term debt balances, partially offset by lower interest rates on short-term debt. The increase in long-term debt balances was primarily related to continued capital investment.

Consolidated Income Tax Expense

	Nine Months Ended September 30
	2020	2019	B (W)
Effective tax rate	16.5%	9.3%	(7.2)%

Our effective tax rate increased by 7.2% during the nine months ended September 30, 2020, compared with the same period in 2019. The increase was primarily due to the benefit from the flow through of tax repairs during the nine months ended September 30, 2019, in connection with the 2017 Wisconsin rate settlement. This increase in our effective tax rate was partially offset by the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, as well as wind production tax credits generated by our Coyote Ridge wind farm that achieved commercial operation in December 2019. The impacts due to the benefit from the flow through of tax repairs and the amortization of the unprotected excess deferred tax benefits from the Tax Legislation were offset in operating income at the Wisconsin segment.

We expect our 2020 annual effective tax rate to be between 16% and 17%, which includes an estimated 4% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. Excluding this estimated effective tax rate benefit, the expected 2020 range would be between 20% and 21%.

09/30/2020 Form 10-Q	62	WEC Energy Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$1,949.7	$1,840.7	$109.0
Investing activities	(1,563.1)	(1,734.5)	171.4
Financing activities	(407.7)	(185.7)	(222.0)

Operating Activities

Net cash provided by operating activities increased $109.0 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by higher cash earnings, partially offset by higher working capital requirements, including COVID-19 impacts.

The significant factors impacting the increase in net cash provided by operating activities include:

•A $92.4 million increase in cash related to lower payments for fuel and purchased power at our plants during the nine months ended September 30, 2020, compared with the same period in 2019. Our payments for fuel and purchased power decreased due to lower natural gas costs used to fuel our plants. The average per-unit cost of natural gas sold decreased 17.2% during the nine months ended September 30, 2020, compared with the same period in 2019. Lower fuel and purchased power costs were also driven by the retirement of PIPP in March 2019.

•A $47.8 million increase in cash due to lower collateral requirements, driven by an increase in the fair value of our natural gas derivative assets during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $42.5 million increase in cash from lower payments for other operation and maintenance expenses. During the nine months ended September 30, 2020, our payments were lower for electric and natural gas distribution and maintenance costs, benefits, and transmission, compared with the same period in 2019.

•An $18.6 million increase in cash due to higher distributions from our transmission affiliate during the nine months ended September 30, 2020, compared with the same period in 2019.

These increases in net cash provided by operating activities were partially offset by:

•A $57.5 million decrease in cash related to lower overall collections from customers, primarily due to a moratorium on disconnections causing an increase in past due balances and business interruptions and closings during the COVID-19 pandemic, as well as lower sales volumes driven by warmer winter weather, for the nine months ended September 30, 2020, compared with the same period in 2019.

•A $14.5 million decrease in cash related to an increase in payments for interest related to higher long-term debt balances during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $12.2 million decrease in cash related to an increase in cash paid for income taxes during the nine months ended September 30, 2020, compared with the same period in 2019. This increase in cash paid for income taxes was primarily due to higher levels of taxable income in 2020.

09/30/2020 Form 10-Q	63	WEC Energy Group, Inc.

Investing Activities

Net cash used in investing activities decreased $171.4 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by:

•The acquisition of an 80% ownership interest in Upstream in January 2019 for $268.2 million, which is net of cash and restricted cash acquired of $9.2 million. See Note 2, Acquisitions, for more information.

•A $22.2 million increase in cash related to insurance proceeds received for property damage during the nine months ended September 30, 2020.

•A $22.1 million increase in cash related to lower capital contributions paid to our transmission affiliates during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $16.9 million increase in proceeds from the sale of investments held in the Integrys rabbi trust during the nine months ended September 30, 2020, compared with the same period in 2019.

These decreases in net cash used in investing activities were partially offset by:

•A $107.2 million increase in cash paid for capital expenditures during the nine months ended September 30, 2020, compared with the same period in 2019, which is discussed in more detail below.

•A $32.4 million decrease in cash related to a reimbursement from ATC for construction costs during the nine months ended September 30, 2019. See Note 19, Investment in Transmission Affiliates, for more information.

•A $22.4 million decrease in proceeds from the sale of assets during the nine months ended September 30, 2020, compared with the same period in 2019.

Capital Expenditures

Capital expenditures by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2020	2019	Change in 2020 Over 2019
Wisconsin	$992.7	$968.2	$24.5
Illinois	494.7	423.6	71.1
Other states	104.7	79.0	25.7
Non-utility energy infrastructure	12.7	30.2	(17.5)
Corporate and other	13.9	10.5	3.4
Total capital expenditures	$1,618.7	$1,511.5	$107.2

The increase in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2020, compared with the same period in 2019, was primarily driven by upgrades to the electric distribution system and capital expenditures related to Badger Hollow I and II during the nine months ended September 30, 2020. These increases in cash paid for capital expenditures were partially offset by a decrease in cash paid for capital expenditures during the nine months ended September 30, 2020 for capital expenditures related to Two Creeks, construction of the new natural gas-fired generation facility in the Upper Peninsula of Michigan, which became commercially operational on March 31, 2019, and upgrades to the natural gas distribution system.

The increase in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2020, compared with the same period in 2019, was driven by an increase in facilities projects, upgrading of automated meter reading devices, a higher number of meter replacements, and dehydration system upgrades at the Manlove Gas Storage Field during the nine months ended September 30, 2020.

The increase in cash paid for capital expenditures at the other states segment during the nine months ended September 30, 2020, compared with the same period in 2019, was primarily driven by the installation of automated meter reading devices and a higher number of meter replacements during the nine months ended September 30, 2020.

09/30/2020 Form 10-Q	64	WEC Energy Group, Inc.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during the nine months ended September 30, 2020, compared with the same period in 2019, was primarily driven by projects completed at the ERGS during the nine months ended September 30, 2019.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash used in financing activities increased $222.0 million during the nine months ended September 30, 2020, compared with the same period in 2019, driven by:

•A $510.0 million decrease in cash due to lower issuances of long-term debt during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $376.6 million decrease in cash due to higher repayments of long-term debt during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $42.8 million decrease in cash from stock options exercised during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $40.1 million decrease in cash due to higher dividends paid on our common stock during the nine months ended September 30, 2020, compared with the same period in 2019. In January 2020, our Board of Directors increased our quarterly dividend by $0.0425 per share (7.2%) effective with the March 2020 dividend payment.

•The acquisition of an additional 10% ownership interest in Upstream in April 2020 for $31.0 million. See Note 2, Acquisitions, for more information.

These decreases in cash were partially offset by:

•A $353.9 million increase in cash which resulted from lower net repayments of commercial paper during the nine months ended September 30, 2020, compared with the same period in 2019.

•A $340.0 million increase in cash due to the issuance of a 364-day term loan during the nine months ended September 30, 2020, to enhance our liquidity position in response to the COVID-19 pandemic. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

•An $81.5 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during the nine months ended September 30, 2020, compared with the same period in 2019, to satisfy requirements of our stock-based compensation plans.

Significant Financing Activities

For more information on our financing activities, see Note 9, Short-Term Debt and Lines of Credit, and Note 10, Long-Term Debt.

Capital Resources and Requirements

Capital Resources

Liquidity

We anticipate meeting our capital requirements for our existing operations through internally generated funds and short-term borrowings, supplemented by the issuance of intermediate or long-term debt securities, depending on market conditions and other factors.

09/30/2020 Form 10-Q	65	WEC Energy Group, Inc.

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

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. In March 2020, in order to enhance our liquidity position in response to the COVID-19 pandemic and the ensuing volatility in the commercial paper market, WEC Energy Group entered into a $340 million 364-day term loan, which was used to pay down commercial paper. See Note 9, Short-Term Debt and Lines of Credit, for more information about these credit agreements.

The following table shows our capitalization structure as of September 30, 2020, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,450.7	$10,700.7
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	12,248.7	11,998.7
Short-term debt	771.0	771.0
Total capitalization	$23,500.8	$23,500.8

Total debt	$13,019.7	$12,769.7

Ratio of debt to total capitalization	55.4%	54.3%

Included in long-term debt on our balance sheet as of September 30, 2020, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Working Capital

As of September 30, 2020, our current liabilities exceeded our current assets by $1.1 billion. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

09/30/2020 Form 10-Q	66	WEC Energy Group, Inc.

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

(in millions)	2020	2021	2022
Wisconsin	$1,399.8	$1,763.4	$1,844.6
Illinois	706.6	573.9	581.8
Other states	154.6	98.4	106.8
Non-utility energy infrastructure	689.8	640.0	504.9
Corporate and other	22.7	17.1	10.1
Total	$2,973.5	$3,092.8	$3,048.2
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

We are committed to investing in solar, wind, and battery storage. As part of this commitment, we have received approval to invest in 300 MW of utility-scale solar within our Wisconsin segment. WPS has partnered with an unaffiliated utility to construct two solar projects in Wisconsin. Two Creeks is located in Manitowoc County, Wisconsin, and Badger Hollow I is located in Iowa County, Wisconsin. Upon completion, WPS will own 100 MW of each project for a total of 200 MW. WPS's share of the cost of both projects is estimated to be approximately $260 million. Commercial operation was achieved in the first week of November 2020 for Two Creeks, and is targeted for April 2021 for Badger Hollow I. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation of Badger Hollow II is targeted for December 2022.

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

09/30/2020 Form 10-Q	67	WEC Energy Group, Inc.

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

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $42 million from 2020 through 2022. We do not expect to make any contributions to ATC Holdco during that period.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts to our capital projects as a result of the COVID-19 pandemic.

Common Stock Dividends

Our current quarterly dividend rate is $0.6325 per share, which equates to an annual dividend of $2.53 per share. For information related to our most recent common stock dividend declared, see Note 8, Common Equity.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 9, Short-Term Debt and Lines of Credit, Note 16, Guarantees, and Note 21, Variable Interest Entities.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2019 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2020.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place orders that were in effect for our service territories have expired, other orders limiting the capacity of various businesses have been adopted in some jurisdictions. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread. Such measures have significantly disrupted economic activity in our service territories and have caused disruptions and volatility in the capital markets. See Item 1A. Risk Factors for more information on our risks related to COVID-19.

09/30/2020 Form 10-Q	68	WEC Energy Group, Inc.

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

In response to the factors discussed above, we have taken several steps to enhance our liquidity position. In March 2020, we entered into a $340 million, 364-day term loan, which was used to pay down commercial paper. Also, while not directly related to COVID-19, we have completed several long-term debt offerings in 2020 in order to finance capital investment in accordance with our long-term capital plan and also to take advantage of the current low interest rate environment. See Note 10, Long-Term Debt, for more information on recent borrowings.

Our overall liquidity position remains strong. As of September 30, 2020, we had approximately $2.4 billion available under our credit facilities, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were well funded at December 31, 2019, with total plan assets exceeding total benefit obligations by $204.3 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses recorded during the early stages of the pandemic in the first quarter of 2020 have reversed course in the second and third quarters of 2020 in response to government stimulus and relief efforts and the gradual reopening of businesses. During the nine months ended September 30, 2020, we recognized a $121 million increase in the value of long-term investments held in our pension and OPEB plan trusts as second and third quarter gains more than offset first quarter losses.

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. An increase in credit losses could negatively impact our results of operations and could result in higher working capital requirements, although these financial risks are mitigated by regulatory mechanisms and certain COVID-19 specific regulatory orders we have received.

Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WG, and WPS in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 24, Regulatory Environment, for more information on these orders.

09/30/2020 Form 10-Q	69	WEC Energy Group, Inc.

Loss of Business

We have seen a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they continue to experience lower demand for their products and services as a result of the COVID-19 pandemic. Many businesses in our service territories still are not operating at full capacity. The extent to which this decrease in consumption will impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

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

Supply Chain and Capital Projects

We have not yet experienced a significant disruption in our supply chain as a result of the COVID-19 pandemic. However, if the pandemic significantly impacts our key suppliers’ ability to manufacture or deliver critical equipment and supplies or provide services, we could experience delays in our ability to perform certain maintenance and capital project activities.

The timing of Badger Hollow I has been impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 to April 2021 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

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

Regulatory Environment

Our utilities have taken actions to ensure that essential utility services are available to customers in their service territories during the COVID-19 pandemic. In addition, the PSCW, the ICC, the MPUC, and the MPSC have all issued written orders regarding certain measures required in their respective jurisdictions. See Note 24, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

09/30/2020 Form 10-Q	70	WEC Energy Group, Inc.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2020, we had not received any significant disallowances of the costs incurred for this project. WPS and MERC received approval to recover these costs in their most recent rate orders; however, the costs incurred for this project in our other regulatory jurisdictions are still subject to approval by the applicable regulators.

•In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2020, PGL filed its 2019 reconciliation with the ICC, which, along with the 2018, 2017, and 2016 reconciliations, are still pending. As of September 30, 2020, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 24, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Environmental Matters

See Note 22, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. In 2018 and 2019, the PSCW and the MPSC issued written orders regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin and Michigan, respectively. The various remaining impacts of the Tax Legislation on our Wisconsin operations were addressed in the rate orders issued by the PSCW in December 2019. See Note 24, Regulatory Environment, for more information on these rate orders. Also, the MPSC approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation, and the FERC approved the revised formula rate tariffs for WPS and WE that incorporated the impacts on the Tax Legislation in July 2019 and August 2020, respectively. In addition, the ICC approved the Variable Income Tax Adjustment Rider in Illinois during April 2018, and, in Minnesota, the MPUC included the various impacts of the Tax Legislation in MERC's final 2018 rate order.

09/30/2020 Form 10-Q	71	WEC Energy Group, Inc.

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

First Return on Equity Complaint

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In September 2016, the FERC issued an order requiring MISO transmission owners to collect a reduced base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The FERC then issued the November 2019 Order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. The November 2019 Order further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88%, effective as of September 28, 2016 and prospectively. The November 2019 Order also continued to allow the collection of the 0.5% ROE incentive adder, which only applies to revenues collected after January 6, 2015. In response to the rehearing requests filed related to the November 2019 Order, the FERC issued another order in May 2020. This May 2020 Order increased the base ROE for all MISO transmission owners, including ATC, from the 9.88% authorized in the November 2019 Order to 10.02%, effective as of September 28, 2016 and prospectively. The May 2020 Order also allowed the continued collection of the 0.5% ROE incentive adder.

ATC is required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through May 21, 2020. As a result, ATC is expected to provide WE and WPS with refunds related to the transmission costs they paid during the two refund periods by the end of September 2021, and these refunds will be applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

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

09/30/2020 Form 10-Q	72	WEC Energy Group, Inc.

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2019 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2020. No impairments were recorded as a result of these tests.

Our reporting units had the following goodwill balances at July 1, 2020:

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

See Note 18, Goodwill, for more information.

09/30/2020 Form 10-Q	73	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2019 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 14, Fair Value Measurements, Note 15, Derivative Instruments, and Note 16, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2020 Form 10-Q	74	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2019 Annual Report on Form 10-K. See Note 22, Commitments and Contingencies, and Note 24, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak and the Illinois state agencies to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an Agreed Interim Order with the State of Illinois in October 2017 and a First Amended Agreed Interim Order in September 2019 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively, including the submittal of a GMZ application to the IEPA in August 2019. A supplemental filing was sent to the IEPA in December 2019. Proposed modifications to the GMZ application were submitted to the Illinois AG and the IEPA in May 2020. In September 2020, the IEPA sent PGL a letter conditionally approving the GMZ application.

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

ITEM 1A. RISK FACTORS

The following risk factor updates and supplements those risk factors disclosed in Item 1A. Risk Factors in Part I of our 2019 Annual Report on Form 10-K and Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

The ongoing COVID-19 pandemic could adversely affect our business functions, financial condition, liquidity, and results of operations.

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, and limitations on business operations. Although the shelter-in-place orders that were in effect for our service territories have expired, other orders limiting the capacity of various businesses have been adopted in some jurisdictions. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread.

Such measures have significantly disrupted economic activity in our service territories and have caused disruptions and volatility in the capital markets. In addition, some of our utility subsidiaries are continuing to temporarily suspend disconnections for non-payment by certain customer classes. The effects of the continued outbreak of COVID-19 and related government responses have

09/30/2020 Form 10-Q	75	WEC Energy Group, Inc.

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

We have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, and implemented remote work policies where appropriate. Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2020:

Issuer Purchases of Equity Securities
2020	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	9,838	$88.55	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30	—	—	—	—
Total (1)	9,838	$88.55	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

09/30/2020 Form 10-Q	76	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Securities Resolution No. 9 of WEC Energy Group, effective as of September 14, 2020, under the Indenture for Debt Securities, dated as of March 15, 1999, between WEC Energy Group and The Bank of New York Mellon Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee. (Exhibit 4.1 to WEC Energy Group's Form 8-K filed September 17, 2020.)

4.2
Securities Resolution No. 10 of WEC Energy Group, effective as of October 5, 2020, under the Indenture for Debt Securities, dated as of March 15, 1999, between WEC Energy Group and The Bank of New York Mellon Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee. (Exhibit 4.1 to WEC Energy Group's Form 8-K filed October 9, 2020.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2020 Form 10-Q	77	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 6, 2020	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2020 Form 10-Q	78	WEC Energy Group, Inc.