Form 10-K
period 2020-12-31
WEC ENERGY GROUP, INC.
filed 2021-02-25
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the common stock of WEC Energy Group, Inc. held by non-affiliates was $27.6 billion based upon the reported closing price of such securities as of June 30, 2020.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2021):

Common Stock, $.01 par value, 315,434,531 shares outstanding

Documents incorporated by reference:

Portions of WEC Energy Group, Inc.'s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders, to be held on May 6, 2021, are incorporated by reference into Part III hereof.

WEC ENERGY GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2020

2020 Form 10-K	i	WEC Energy Group, Inc.

2020 Form 10-K	ii	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
ATC Holding	ATC Holding LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bluewater Gas Storage	Bluewater Gas Storage, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PELLC	Peoples Energy, LLC
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind, LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECC	Wisconsin Energy Capital Corporation
WECI	WEC Infrastructure LLC
WECI Wind Holding I	WEC Infrastructure Wind Holding I LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IDNR	Illinois Department of Natural Resources
IEPA	Illinois Environmental Protection Agency
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update

2020 Form 10-K	iii	WEC Energy Group, Inc.

CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BSER	Best System of Emission Reduction
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
PCB	Polychlorinated Biphenyl
SO2	Sulfur Dioxide
VN	Violation Notice

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
MDth	One Thousand Dekatherms
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
AMI	Advanced Metering Infrastructure
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
BSGF	Blue Sky Green Field Wind Park
CCWP	Crane Creek Wind Park
CDC	Centers for Disease Control and Prevention
CFR	Code of Federal Regulations
Compensation Committee	Compensation Committee of the Board of Directors
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
EGU	Electric Utility Generating Unit
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2

2020 Form 10-K	iv	WEC Energy Group, Inc.

ERP	Enterprise Resource Planning
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
GUIC	Gas Utility Infrastructure Costs
Holding Company Act	Wisconsin Utility Holding Company Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated Effective as of January 1, 2016
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUHCA 2005	Public Utility Holding Company Act of 2005
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
QIP	Qualifying Infrastructure Plant
RCC	Replacement Capital Covenant (dated May 11, 2007)
REC	Renewable Energy Certificate
ROE	Return on Equity
RTO	Regional Transmission Organization
SMP	Natural Gas System Modernization Program
SOX	Section 404 of the Sarbanes-Oxley Act
SPC	COVID-19 Special Purpose Charge
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
Tilden	Tilden Mining Company
Two Creeks	Two Creeks Solar Park
VAPP	Valley Power Plant
VITA	Variable Income Tax Adjustment Rider
WHO	World Health Organization

2020 Form 10-K	v	WEC Energy Group, Inc.

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, dividend payout ratios, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, liquidity and capital resources, and other matters.

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, unusual weather, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of health pandemics, including the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including the Tax Legislation as well as those that affect our ability to use PTCs and ITCs;

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

2020 Form 10-K	1	WEC Energy Group, Inc.

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

•Risks related to our non-utility renewable energy facilities, including unfavorable weather, the ability to replace expiring long-term PPAs under acceptable terms, and the availability of reliable interconnection and electricity grids;

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

•The ability to maintain effective internal controls in accordance with SOX, while both continuing to integrate and consolidate our enterprise systems;

•The effect of accounting pronouncements issued periodically by standard-setting bodies; and

•Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

Except as may be required by law, we expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

2020 Form 10-K	2	WEC Energy Group, Inc.

PART I

ITEM 1. BUSINESS

A. INTRODUCTION

In this report, when we refer to "WEC Energy Group," "the Company," "us," "we," "our," or "ours," we are referring to WEC Energy Group, Inc. and all of its subsidiaries. The term "utility" refers to the regulated activities of the electric and natural gas utility companies, while the term "non-utility" refers to the activities of the electric and natural gas companies that are not regulated, as well as We Power and Bluewater. The term "nonregulated" refers to activities at WECI, which holds interests in several wind generating facilities, WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, WBS, and PDL. References to "Notes" are to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about our business operations, see Note 22, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations. For information about our business strategy, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments.

WEC Energy Group, Inc.

We were incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. On June 29, 2015, we acquired 100% of the outstanding common shares of Integrys and changed our name to WEC Energy Group, Inc. Our wholly owned subsidiaries provide or invest in regulated natural gas and electricity, and renewable energy, as well as nonregulated renewable energy. We have an approximately 60% equity interest in ATC (an electric transmission company operating in Illinois, Michigan, Minnesota, and Wisconsin). At December 31, 2020, we had six reportable segments, which are discussed below. For additional information about our reportable segments, see Note 22, Segment Information.

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

Electric Utility Operations

For the periods presented in this Annual Report on Form 10-K, our electric utility operations included operations of WE, WPS, and UMERC.

•WE generates and distributes electric energy to customers located in southeastern Wisconsin (including the metropolitan Milwaukee area), east central Wisconsin, and northern Wisconsin. WE also served an iron ore mine customer, Tilden, in the Upper Peninsula of Michigan, through March 31, 2019 when Tilden became a customer of UMERC.

•WPS generates and distributes electric energy to customers located in northeastern and central Wisconsin.

•UMERC generates and distributes electric energy to customers located in the Upper Peninsula of Michigan. UMERC began generating electricity when its new natural gas-fired generation achieved commercial operation on March 31, 2019.

2020 Form 10-K	3	WEC Energy Group, Inc.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2020, 2019, and 2018, see Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers, and distribution sales to those customers who switched to an alternative electric supplier in the Upper Peninsula of Michigan. In 2020, retail revenues accounted for 91.9% of total electric operating revenues, wholesale revenues accounted for 4.1% of total electric operating revenues, and resale revenues accounted for 3.1% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on MWh sales by customer class.

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

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on the availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the costs of sales derived from these opportunity sales.

Steam Sales

WE has a steam utility that generates, distributes, and sells steam supplied by the VAPP to customers in metropolitan Milwaukee, Wisconsin. Steam is used by customers for processing, space heating, domestic hot water, and humidification. Annual sales of steam fluctuate from year to year based on system growth and variations in weather conditions.

Electric Sales Forecast

Our service territory experienced lower weather-normalized retail electric sales in 2020, as compared with 2019, due to the impact of the COVID-19 pandemic. We currently forecast retail electric sales volumes, excluding the Tilden mine located in the Upper Peninsula of Michigan, to grow between 1.0% and 1.3% over the next five years, compared with 2020, assuming normal weather. Electric peak demand is expected to grow between 0.5% and 1.0% over the next five years.

Customers

	Year Ended December 31
(in thousands)	2020	2019	2018
Electric customers – end of year
Residential	1,459.3	1,449.7	1,441.3
Small commercial and industrial	175.8	174.6	173.2
Large commercial and industrial	0.8	0.9	0.9
Wholesale and other	3.0	2.7	2.7
Total electric customers – end of year	1,638.9	1,627.9	1,618.1

Steam customers – end of year	0.4	0.4	0.4

2020 Form 10-K	4	WEC Energy Group, Inc.

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, paper, governmental, health services, real estate, and food products.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to balance a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term PPAs, including the Point Beach PPA discussed under the heading "Power Purchase Commitments," and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2021:

	Estimate (1)	Actual
	2021	2020	2019	2018
Company-owned generation units:
Coal	33.2%	31.1%	36.3%	44.7%
Natural gas:
Combined cycle	26.3%	27.8%	26.8%	19.7%
Steam turbine	0.7%	1.0%	0.8%	0.6%
Natural gas/oil peaking units	2.0%	2.4%	0.9%	1.7%
Renewables (2)	5.0%	5.3%	4.4%	4.1%
Total company-owned generation units	67.2%	67.6%	69.2%	70.8%
Power purchase contracts:
Nuclear	19.6%	19.5%	19.8%	18.6%
Natural gas	2.4%	1.9%	1.8%	1.5%
Renewables (2)	2.4%	1.9%	2.0%	2.4%
Other	1.8%	1.7%	1.8%	1.7%
Total power purchase contracts	26.2%	25.0%	25.4%	24.2%
Purchased power from MISO	6.6%	7.4%	5.4%	5.0%
Total purchased power	32.8%	32.4%	30.8%	29.2%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2020 NYMEX.

(2)    Includes hydroelectric, biomass, solar, and wind generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 7,666 MW of generation capacity, including owned and jointly owned facilities. We Power's generating units are also included in the generation capacity. Our facilities include coal-fired plants, natural gas-fired plants, and renewable generation. Certain of our natural gas fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

On November 2, 2020, we added to our electric generation portfolio when WPS's new utility-scale solar plant, Two Creeks, with 150 MW nameplate capacity in Manitowoc County, Wisconsin achieved commercial operation. WPS owns 100 MW of Two Creeks.

2020 Form 10-K	5	WEC Energy Group, Inc.

On March 31, 2019, we added to our electric generation portfolio when UMERC's new natural gas-fired generation with a 183 MW rated capacity in the Upper Peninsula of Michigan achieved commercial operation.

Creating a Sustainable Future

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and natural gas-fired generation. When taken together, the retirements and new investments should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting our goals to reduce CO2 emissions from our electric generation.

In 2019, we met and surpassed our original goal to reduce CO2 emissions by 40% below 2005 levels. In July 2020, we announced new goals to reduce CO2 emissions from our electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. We added a near-term goal in November 2020 to reduce CO2 emissions by 55% below 2005 levels by 2025.

We already have retired more than 1,800 MW of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. As part of the ESG Progress Plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on the ESG Progress Plan.

Renewable Generation

Our electric utilities meet a portion of their electric generation supply with various renewable energy resources, including wind, hydroelectric, biomass, and solar. This helps our electric utilities maintain compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

In December 2018, WE received approval from the PSCW for the Dedicated Renewable Energy Resource pilot program, a program for customers who wish to access a large-scale renewable project located in Wisconsin that WE would operate. The project will contribute toward meeting WE's peak demand, adding up to 150 MW of renewables to WE's portfolio, and help these larger customers to meet their sustainability and renewable energy goals.

Wind

In February 2021, WE and WPS filed an application with the PSCW for approval to accelerate up to approximately $154 million in capital investments in BSGF and CCWP, to repower major components. In response to the COVID-19 pandemic, the IRS issued guidance extending the period for work to be completed on facilities in order to be eligible for PTCs if certain requirements are met. If approved, WE and WPS each expect to receive an additional 10 years of PTCs, and BSGF and CCWP would be allowed to continue providing a reliable, cost-effective, zero-fuel-cost, zero-emission capacity and energy resource for customers

Solar

In February 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and features 200 MW of solar generation and 110 MW of battery storage. The joint applicants propose that WE would acquire a 75% ownership interest, WPS would acquire a 15% ownership interest, and the unaffiliated utility would acquire the remaining 10% ownership interest. If approved, our share of the cost of this project is estimated to be approximately $385 million with construction expected to begin in 2022 and completed by the end of 2023.

As part of our commitment to invest in zero-carbon generation, we have received approval from the PSCW to invest in 300 MW of utility-scale solar within our Wisconsin segment.

2020 Form 10-K	6	WEC Energy Group, Inc.

•In August 2019, WE partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin and is expected to enter commercial operation in December 2022. Once constructed, WE will own 100 MW of this project.

•In April 2019, WPS partnered with an unaffiliated utility to construct two solar projects in Wisconsin: Two Creeks, in service as of November 2020, and Badger Hollow I, construction in progress and targeted for completion in the second quarter of 2021. Badger Hollow I is located in Iowa County, Wisconsin, and Two Creeks is located in Manitowoc County, Wisconsin. WPS owns 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW.

In December 2018, WE received approval from the PSCW for the Solar Now pilot program, which is expected to add 35 MW of solar generation to WE's portfolio, allowing non-profit and government entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, WE has energized 13 Solar Now projects and currently has another five under construction, together totaling more than 15 MW.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has an 18.0% installed capacity reserve margin requirement for the planning year from June 1, 2020, through May 31, 2021, and an 18.3% installed capacity reserve margin requirement for the planning year from June 1, 2021, through May 31, 2022. MISO's short-term reserve margin requirements experience year-to-year fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

Michigan legislation requires all electric providers to demonstrate to the MPSC that they have adequate resources to serve the anticipated needs of their customers for a minimum of four consecutive planning years beginning in the upcoming planning year June 1, 2021, through May 31, 2022. The MPSC has established future planning reserve margin requirements based on the same study conducted by MISO that determines the short-term reserve margin requirements.

In both our Wisconsin and Michigan jurisdictions, we believe that we have adequate capacity through company-owned generation units and power purchase contracts to meet the MISO calculated planning reserve margin during the current planning year. We also fully anticipate that we will have adequate capacity to meet the planning reserve margin requirements for the upcoming planning year in both jurisdictions.

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. Prudently incurred fuel and purchased power costs are recovered dollar-for-dollar from our Michigan retail electric customers. For more information about the fuel rules, see E. Regulation.

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2020	2019	2018
Coal	$20.16	$22.77	$23.54
Natural gas combined cycle	16.24	19.55	21.69
Natural gas/oil peaking units	39.37	51.80	49.06
Biomass	130.76	102.99	97.33
Purchased power	43.50	42.53	42.85

WE and WPS purchase coal under long-term contracts, which helps with price stability. In the past, coal and associated transportation services were exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. WE and WPS have PSCW approval for a hedging program to moderate this volatility exposure. This program allows them to

2020 Form 10-K	7	WEC Energy Group, Inc.

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

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2021, approximately 88% of our total projected coal requirements of 8.4 million tons are contracted under fixed-price contracts. See Note 24, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for 2021 and 2022 are set forth below. We have not entered into any coal contracts for years after 2022.

(in thousands)	Annual Tonnage
2021	7,380
2022	2,100

Coal Deliveries

All of our 2021 and 2022 coal requirements are expected to be shipped by unit trains that we own or lease under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming and Pennsylvania. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties are 1,379 MW for 2021 and 1,133 MW per year for 2022 through 2025, which exclude planning capacity purchases. Each of these amounts include 1,033 MW per year related to a long-term PPA for electricity generated by Point Beach. As part of our ESG Progress Plan, we retired some of our older, less efficient coal-fired generation in 2018 and 2019. To procure additional planning capacity, we purchased capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW, MPSC, and MISO.

Natural Gas Utility Operations

WE, WPS, and WG are authorized to provide retail natural gas distribution service in designated territories in the state of Wisconsin, as established by indeterminate permits and boundary agreements with other utilities. Our Wisconsin natural gas utilities operate throughout the state of Wisconsin, including the City of Milwaukee and surrounding areas, northeastern Wisconsin, and in large areas of both central and western Wisconsin. In addition, UMERC is authorized to provide retail natural gas distribution service in designated territories in the Upper Peninsula of Michigan.

Our Wisconsin segment natural gas utilities provide service to residential, commercial and industrial, and transportation customers. Major industries served include real estate, restaurants, food products, governmental, and paper. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class in Wisconsin and the Upper Peninsula of Michigan.

2020 Form 10-K	8	WEC Energy Group, Inc.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2020, 2019, and 2018, see Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our combined Wisconsin service territories experienced lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2020 as compared to 2019 due to the impact of the COVID-19 pandemic. We currently forecast retail natural gas delivery volumes to grow at a rate between 1.0% and 1.3% over the next five years, compared to 2020, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2020	2019	2018
Customers – end of year
Residential	1,349.9	1,339.6	1,329.6
Commercial and industrial	132.3	131.5	130.6
Transport	3.4	3.2	3.0
Total customers	1,485.6	1,474.3	1,463.2

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

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

Due to variations in natural gas usage in Wisconsin, our Wisconsin natural gas utilities have also contracted for substantial underground storage capacity, primarily in Michigan. WE, WPS, and WG have entered into long-term service agreements for natural gas storage with a wholly owned subsidiary of Bluewater. Bluewater owns natural gas storage facilities in Michigan and provides approximately one-third of the current storage needs for our Wisconsin natural gas utilities. We target storage inventory levels at approximately 40% of forecasted demand for November through March. Diversity of natural gas supply enables us to manage significant changes in demand and to optimize our overall natural gas supply and capacity costs. We generally inject natural gas into storage during the spring and summer months and withdraw it in the winter months.

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

To ensure a reliable supply of natural gas during peak winter conditions, we have LNG and propane facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers. In addition to their existing facilities, WE and WG each plan to construct an additional LNG facility. Subject to PSCW approval, each facility would provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. Commercial operation of the LNG facilities is targeted for the end of 2023.

2020 Form 10-K	9	WEC Energy Group, Inc.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Wisconsin segment natural gas utilities' forecasted design peak-day throughput is 34.8 million therms for the 2020 through 2021 heating season. Our Wisconsin segment natural gas utilities' peak daily send-out during 2020 was 22.8 million therms on February 13, 2020.

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

Illinois Segment

Our Illinois segment includes the natural gas utility operations of PGL and NSG. Our customers are located in Chicago and the northern suburbs of Chicago. PGL and NSG provide service to residential, commercial and industrial, and transportation customers. Major industries served include real estate, non-profits, education, restaurants, and wholesale distributors. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Illinois Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class.

Illinois Utilities Operating Statistics

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2020, 2019, and 2018, see Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2020	2019	2018
Customers – end of year
Residential	895.9	870.6	863.2
Commercial and industrial	71.4	71.8	72.1
Transport	74.8	88.7	97.5
Total customers	1,042.1	1,031.1	1,032.8

Natural Gas Supply, Pipeline Capacity, and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns with safe, reliable natural gas supplies at the best value. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

2020 Form 10-K	10	WEC Energy Group, Inc.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Illinois utilities' forecasted design peak-day throughput is 26.3 million therms for the 2020 through 2021 heating season. Our Illinois utilities' peak daily send-out during 2020 was 15.7 million therms on February 13, 2020.

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

Natural Gas System Modernization Program

PGL is continuing work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure that began in 2011. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. For information on regulatory proceedings related to the SMP, see Note 26, Regulatory Environment.

Other States Segment

Our other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC related to servicing appliances for customers. MERC serves customers in various cities and communities throughout Minnesota, and MGU serves customers in southern and western Michigan. MERC and MGU provide service to residential, commercial and industrial, and transportation customers. Major industries served include education, wholesale distributors, non-profits, metals manufacturing, and real estate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of

2020 Form 10-K	11	WEC Energy Group, Inc.

Operations – Other States Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class for this segment.

Other States Utilities Operating Statistics

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2020, 2019, and 2018, see Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2020	2019	2018
Customers – end of year
Residential	365.7	360.8	356.5
Commercial and industrial	35.1	35.0	34.9
Transport	24.4	24.7	24.7
Total customers	425.2	420.5	416.1

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns with safe, reliable natural gas supplies at the best value. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

Pipeline Capacity and Storage

MGU owns a 2.9 Bcf storage field (Partello in Michigan) and contract with various other underground storage service providers for additional storage services. We contract with local distribution companies and interstate pipelines to purchase firm transportation services. We believe that having diverse capacity and storage benefits our customers.

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

Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Forecasted design peak-day throughput for our other states utilities is 9.2 million therms for the 2020 through 2021 heating season. Our other states utilities' peak daily send-out during 2020 was 6.6 million therms on February 13, 2020.

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

2020 Form 10-K	12	WEC Energy Group, Inc.

General

Seasonality

Electric Utility Operations – Wisconsin Segment

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2020, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, our electric utilities did not require public appeals for conservation, and they did not interrupt or curtail service to non-firm customers who participate in load management programs. WPS did have economic interruption events, however service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating the company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

2020 Form 10-K	13	WEC Energy Group, Inc.

C. ELECTRIC TRANSMISSION SEGMENT

ATC is a regional transmission company that owns, maintains, monitors, and operates electric transmission systems in Wisconsin, Michigan, Illinois, and Minnesota. ATC is expected to provide comparable service to all customers, including WE, WPS, and UMERC, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and WE, WPS, and UMERC are non-transmission owning members and customers of MISO. As of December 31, 2020, our ownership interest in ATC was approximately 60%. In addition, we owned approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. See Note 21, Investment in Transmission Affiliates, for more information.

In May 2020, the FERC issued an order related to the authorized base ROE for all MISO transmission owners, including ATC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints, for more information.

D. NON-UTILITY OPERATIONS

Non-Utility Energy Infrastructure Segment

The non-utility energy infrastructure segment includes We Power, which owns and leases generating facilities to WE; Bluewater, which owns underground natural gas storage facilities in Michigan; and WECI, which holds ownership interests in several wind generating facilities. See Item 2. Properties, for more information on our non-utility energy infrastructure facilities.

W.E. Power, LLC

We Power, through wholly owned subsidiaries, designed and built approximately 2,500 MW of generation in Wisconsin. This generation is made up of capacity from the ERGS units, ER 1 and ER 2, which were placed in service in February 2010 and January 2011, respectively, and the PWGS units, PWGS 1 and PWGS 2, which were placed in service in July 2005 and May 2008, respectively. Two unaffiliated entities collectively own approximately 17%, or approximately 211 MW, of ER 1 and ER 2. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases (the ERGS units have 30-year leases and the PWGS units have 25-year leases), and are positioned to continue to provide a significant portion of our generation needs.

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

2020 Form 10-K	14	WEC Energy Group, Inc.

WEC Infrastructure LLC

At December 31, 2020, our non-utility energy infrastructure segment included WECI's ownership interests in the wind generating facilities reflected in the table below.

Name	Ownership Interest
Upstream	90.0%
Bishop Hill III	90.0%
Coyote Ridge	80.0%
Blooming Grove	90.0%
Tatanka Ridge (1)	85.0%

(1)    Tatanka Ridge achieved commercial operation on January 5, 2021.

Bishop Hill III, Coyote Ridge, Blooming Grove, and Tatanka Ridge have offtake agreements with creditworthy unaffiliated third parties for the sale of all the energy they produce. In addition, Upstream's revenue is substantially fixed over a 10-year period through an agreement with a creditworthy unaffiliated third party. Under the Tax Legislation, all of these investments qualify for PTCs. WECI is entitled to the tax benefits of each facility in proportion to its ownership interest, with the exception of Coyote Ridge and Tatanka Ridge. WECI is entitled to 99% of the tax benefits of Coyote Ridge and Tatanka Ridge for the first 11 years of commercial operation, after which WECI will be entitled to tax benefits equal to its ownership interest. WECI recognizes PTCs as power is generated over 10 years.

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Nebraska. In addition, in February 2020, WECI amended this agreement to acquire an additional 10% ownership interest in Thunderhead. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for 12 years. Under the Tax Legislation, WECI's investments in Thunderhead is expected to qualify for PTCs.

See Note 2, Acquisitions, for more information on these wind generating facilities.

Seasonality

The electricity produced and revenues generated by our wind power plants depend heavily on wind conditions, which are variable. Operating results for wind power plants vary significantly from period to period depending on the wind conditions during the periods in question. Historically, wind production has been greater in the first and fourth quarters.

Corporate and Other Segment

The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, and the PELLC holding company, as well as the operations of Wispark, WBS, and PDL (prior to the sale of its remaining solar facilities as discussed in more detail in Note 3, Dispositions). This segment also includes Wisvest and WECC, which no longer have significant operations.

Wispark develops and invests in real estate, primarily in southeastern Wisconsin. Wispark had $28.8 million in real estate holdings at December 31, 2020.

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

2020 Form 10-K	15	WEC Energy Group, Inc.

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

Rates

Our utilities' rates are subject to the regulations and oversight of various state regulatory commissions and the FERC, as applicable. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2020		2019		2018
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$3,823.7	89.4%	$3,807.4	88.2%	$3,890.4	87.7%
Michigan	127.2	3.0%	142.6	3.3%	152.4	3.4%
FERC – Wholesale	323.1	7.6%	367.6	8.5%	396.1	8.9%
Total electric	4,274.0	100.0%	4,317.6	100.0%	4,438.9	100.0%

Natural Gas
Wisconsin	1,196.2	41.2%	1,325.3	42.6%	1,351.8	42.3%
Illinois	1,321.9	45.5%	1,357.1	43.6%	1,400.0	43.8%
Minnesota	255.9	8.8%	281.5	9.0%	289.8	9.1%
Michigan	131.5	4.5%	148.7	4.8%	152.4	4.8%
Total natural gas	2,905.5	100.0%	3,112.6	100.0%	3,194.0	100.0%
Total utility operating revenues	$7,179.5		$7,430.2		$7,632.9

Retail Rates

The state regulatory commissions have general supervisory and regulatory powers over public utilities in their respective jurisdictions including, but not limited to, approval of retail utility rates and standards of service, mergers, affiliate transactions, location and construction of electric generating units and natural gas facilities, and certain other additions and extensions to utility facilities. The PSCW, ICC, and MPUC also regulate security issuances at utilities in their respective jurisdictions.

Historically, retail rates approved by the state commissions have been designed to provide utilities the opportunity to generate revenues to recover all prudently-incurred costs, along with a return on investment sufficient to pay interest on debt and provide a reasonable ROE. Rates charged to customers vary according to customer class and rate jurisdiction. WE, WPS, and WG are each subject to an earnings sharing mechanism in which a portion of the utility's earnings are required to be refunded to customers if the utility earns above its authorized ROE. See Note 26, Regulatory Environment, for more information on these earnings sharing mechanisms.

2020 Form 10-K	16	WEC Energy Group, Inc.

The table below reflects the various state commissions that regulated each of our utilities' retail rates during 2020, along with the approved ROE and capital structure for each utility during 2020.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
WE – electric, natural gas, and steam	PSCW	10.0%	52.5%
WPS – electric and natural gas	PSCW	10.0%	52.5%
WG – natural gas	PSCW	10.2%	52.5%
UMERC – electric (former WE customers)	MPSC	10.1%	55.3%
UMERC – electric (former WPS customers)	MPSC	10.2%	52.94%
PGL – natural gas	ICC	9.05%	50.33%
NSG – natural gas	ICC	9.05%	50.48%
MERC – natural gas	MPUC	9.7%	50.9%
MGU – natural gas	MPSC	9.9%	52.0%

In addition to amounts collected from customers through approved base rates, our utilities have certain recovery mechanisms in place that allow them to recover or refund prudently incurred costs that differ from those approved in base rates.

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

See Note 1(d), Operating Revenues, for additional information on the significant mechanisms our utilities had in place in 2020 that allowed them to recover or refund changes in prudently incurred costs from rate case-approved amounts.

Our utilities file periodic requests with their respective state commission to request changes in retail rates. All of our utilities' rate requests are based on forward looking test years, which reflect additions to infrastructure and changes in costs incurred or expected to be incurred. For information on our regulatory proceedings, see Note 26, Regulatory Environment. Orders from our respective regulators can be viewed at the following websites:

Regulatory Commission	Website
PSCW	https://psc.wi.gov/
ICC	https://www.icc.illinois.gov/
MPSC	http://www.michigan.gov/mpsc/
MPUC	http://mn.gov/puc/

The material and information contained on these websites are not intended to be a part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

Wholesale Rates

The FERC regulates our wholesale sales of electric energy, capacity, and ancillary services. Our electric utilities have received market-based rate authority from the FERC. Market-based rate authority allows wholesale electric sales to be made in the MISO market and directly to third parties based on the negotiated market value of the transaction. WE and WPS also make wholesale sales pursuant to cost-based formula rates. Cost-based formula rates provide for recovery of the utility's costs and an approved rate of return. The predetermined formula is initially based on the utility's expenses from the previous year, but is eventually trued up to reflect actual, current-year costs.

2020 Form 10-K	17	WEC Energy Group, Inc.

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC-approved RTO, MISO operates bid-based energy markets. MISO is responsible for monitoring and ensuring equal access to the electric transmission system in its footprint.

In MISO, base transmission costs are currently being paid by load-serving entities located in the service territories of each MISO transmission owner. The FERC has previously confirmed the use of the current transmission cost allocation methodology. Certain additional costs for new transmission projects are allocated throughout the MISO footprint.

As part of MISO, a market-based platform is used for valuing transmission congestion premised upon an LMP system. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2020, through May 31, 2021. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. All of our capacity requirements during the planning year from June 1, 2020, through May 31, 2021 were met.

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

2020 Form 10-K	18	WEC Energy Group, Inc.

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

Bishop Hill III, Blooming Grove, Coyote Ridge, Tatanka Ridge and Upstream are all subject to the FERC’s regulation of wholesale energy under the Federal Power Act.

Compliance Costs

The regulations and oversight described above significantly influence our operating environment, and may cause us to incur compliance and other related costs and may affect our ability to recover these costs from our utility customers. Any anticipated capital expenditures for compliance with government regulations for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements.

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

Anticipated expenditures for environmental compliance and certain remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Requirements. For a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change, see Note 24, Commitments and Contingencies.

G. HUMAN CAPITAL

We believe our employees are among our most important resources, so investing in human capital is critical to our success. We strive to foster a diverse workforce and inclusive workplace; attract, retain and develop talented personnel; and keep our employees safe and healthy.

Our Board of Directors retains collective responsibility for comprehensive risk oversight, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to the Board of Directors on human capital management topics, including corporate culture, diversity and inclusion, employee development, and safety and health. The Board of Directors delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us, including succession planning. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce diversity across the organization.

2020 Form 10-K	19	WEC Energy Group, Inc.

Workforce

As of December 31, 2020, we had the following number of employees, including those represented under union agreements:

	Total Employees	Union Employees
WE	2,460	1,923
WPS	1,127	814	(1)
WG	378	259
PGL	1,492	1,046
NSG	160	111
MERC	207	43
MGU	141	92
WBS	1,308	—
Total employees	7,273	4,288

(1)    WPS's contract with Local 420 of International Union of Operating Engineers expires in April 2021. Negotiations are in progress, which we expect will conclude before the expiration of the current agreement.

We have a local union presence that spans Wisconsin, Illinois, Minnesota, and Michigan. We believe we have very good overall relations with our workforce. In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data.

Diversity and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2020, females and minorities represented approximately 25% and 26% of our workforce, respectively. We have a number of initiatives that promote diverse workforce contributions, educate employees about diversity and inclusion, and make our companies attractive employers for persons of diverse backgrounds. These initiatives include eight business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

Safety and Health

Our Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for Occupational Safety and Health Administration (OSHA)-recordable and lost-time incidents, as well as leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

We also provide employees various benefits and resources designed to promote healthy living, both at work and at home. We encourage employees to receive preventive examinations and to proactively care for their health through free health screenings, wellness challenges, and other resources.

During 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees and customers. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

2020 Form 10-K	20	WEC Energy Group, Inc.

Development and Training

Employee training and development of both technical and leadership skills are integral aspects of our human capital strategy. We provide employees with a wide range of development opportunities, including online training, simulations, live classes, and mentoring to assist with their career advancement. These programs include safety and technical job skill training as well as soft-skill programs focused on relevant subjects, including communication and change management. Development of leadership skills remains a top priority and is specialized for all levels of employees. We have specific leadership programs for aspiring leaders and new supervisors, managers, and directors. This development of our employees is an integral part of our succession planning and provides continuity for our senior leadership.

2020 Form 10-K	21	WEC Energy Group, Inc.

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the various utility commissions in the states where we serve customers. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric, natural gas, and steam customers; the authorized rates of return of our utilities; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

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

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous, toxic, and solid wastes and substances. For example, the EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, SO2, fine particulate matter, mercury, and other air pollutants under the CAA through the NAAQS, climate change

2020 Form 10-K	22	WEC Energy Group, Inc.

regulations including the ACE rule, and other air quality regulations. The EPA also finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants and revised the effluent guidelines for steam electric generating plants. Several of these rules are being challenged, which creates additional uncertainty. For example, the D.C. Court of Appeals vacated the ACE rule in January 2021. In addition, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level. In particular, it is uncertain how the change in the United States presidential administration will impact the final resolution of several environmental standards or the adoption of new environmental laws and regulations.

We incur significant capital and operating resources to comply with these environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment to further limit GHG emissions from our operations; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations.

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of our commitment to a cleaner energy future, we have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Under the ESG Progress Plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, to be replaced with the construction of zero-carbon emitting renewable generation and natural gas-fired generation.

Our electric and natural gas utilities are also subject to significant liabilities related to the investigation and remediation of environmental impacts at certain of our current and former facilities and at third-party owned sites. We accrue liabilities and defer costs (recorded as regulatory assets) incurred in connection with our former manufactured gas plant sites. These costs include all costs incurred to date that we expect to recover, management's best estimates of future costs for investigation and remediation and related legal expenses, and are net of amounts recovered (or that may be recovered) from insurance or other third parties. Due to the potential for the imposition of stricter standards and greater regulation in the future, the possibility that other potentially responsible parties may not be willing or financially able to contribute to cleanup costs, a change in conditions or the discovery of additional contamination, our remediation costs could increase, and the timing of our capital and/or operating expenditures in the future may accelerate or could vary from the amounts currently accrued.

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, has become more frequent throughout the United States. In addition to claims relating to our current facilities, we may also be subject to potential liability in connection with the environmental condition of facilities that we previously owned and operated, regardless of whether the liabilities arose before, during, or after the time we owned or operated these facilities. If we fail to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a material adverse effect on our results of operations and financial condition.

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

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and emission reduction goals.

There is continued scientific and political attention to issues concerning the existence and extent of climate change. Management expects this attention to continue, particularly with the change in the United States presidential administration. Although the previously issued ACE rule was vacated in January 2021 adding additional uncertainty, President Biden has indicated that climate change will become one of his primary initiatives, with significant actions expected by his administration during his term in office. As a result, we expect the EPA and states to adopt and implement additional regulations to restrict emissions of GHGs.

2020 Form 10-K	23	WEC Energy Group, Inc.

Costs associated with such legislation, regulation, and emission reduction goals could be significant. GHG regulations that may be adopted in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could affect unit retirement and replacement decisions in the future under the ESG Progress Plan. These regulations could also adversely affect our future results of operations, cash flows, and financial condition. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned.

In addition, our natural gas delivery systems and natural gas storage fields may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption. Certain states outside our service territories have passed legislation banning natural gas used in new construction in order to limit these GHG emissions. Future statewide or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, restrict the use of natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery systems, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could reduce natural gas demand.

We also continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. Our plan to replace older, fossil-fueled generation with zero-carbon emitting renewable generation and natural gas-fired generation will contribute to the achievement of our goals related to reducing CO2 and methane emissions. However, our ability to achieve such goals depends on many external factors, including the development of relevant energy technologies. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our or our subsidiaries’ credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under the new United States presidential administration, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

We have significantly reduced our consolidated federal and state income tax liabilities in the past through tax credits, net operating losses, and charitable contribution deductions. A reduction in or disallowance of these tax benefits could adversely affect our earnings and cash flows. We have not fully used these allowed tax benefits in our previous tax filings and have carried them forward to use against future taxable income. Our inability to generate sufficient taxable income in the future to fully use these tax carryforwards before they expire, could significantly affect our tax obligations and financial results.

In addition, we have invested, or plan to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we use to reduce our federal tax obligations. The amount of tax credits we earn depends on the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. A variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the wind parks we have invested in, resulting in a material adverse impact on our financial condition and results of operations.

We are also uncertain as to how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat any future changes to federal or state tax legislation. These impacts could subject us or any of our subsidiaries to credit rating downgrades. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by changes in federal or state income tax legislation.

2020 Form 10-K	24	WEC Energy Group, Inc.

Our electric utilities could be subject to higher costs and penalties as a result of mandatory reliability standards.

Our electric utilities are subject to mandatory reliability and critical infrastructure protection standards established by the North American Electric Reliability Corporation and enforced by the FERC. The critical infrastructure protection standards focus on controlling access to critical physical and cyber security assets. Compliance with the mandatory reliability standards could subject our electric utilities to higher operating costs. If our electric utilities are found to be in noncompliance with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties, or damage to our reputation.

Provisions of the Wisconsin Utility Holding Company Act limit our ability to invest in non-utility businesses and could deter takeover attempts by a potential purchaser of our common stock that would be willing to pay a premium for our common stock.

Under the Holding Company Act, we remain subject to certain restrictions that have the potential of limiting our diversification into non-utility businesses. Under the Holding Company Act, the sum of certain assets of all non-utility affiliates in a holding company system generally may not exceed 25% of the assets of all public utility affiliates in the system, subject to certain exemptions for energy-related assets.

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

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, limitations on business operations, and the timing of widespread availability of the vaccines. Although the shelter-in-place orders that were in effect for our service territories have expired, other orders limiting the capacity of various businesses have been adopted in some jurisdictions. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread and/or mutate. Although no longer mandated by all of our regulators, our utility subsidiaries are continuing to temporarily suspend disconnections.

The effects of the COVID-19 pandemic and related government responses have significantly disrupted economic activity in our service territories. Such effects have included, and may continue to include, extended disruptions to supply chains and capital markets, reduced labor availability and productivity, and a prolonged reduction in economic activity. These effects could continue to have a variety of adverse impacts on us and our subsidiaries, including continued reductions in demand for energy, particularly from commercial and industrial customers; impairment of goodwill or long-lived assets; continued decreases in revenue due to the inability to collect late fees; increased bad debt expense; increases in past due accounts receivable balances, impairment of our and our subsidiaries' ability to develop, construct, and operate facilities; and impaired ability to successfully access funds from credit and capital markets.

The COVID-19 pandemic has also caused significant disruption and volatility in the United States capital markets, and any additional or lingering effects on the capital markets may significantly impact us and our subsidiaries. For example, the costs related to our pension and other post-retirement benefit plans are based in part on the value of the plans’ assets. Adverse investment performance for these assets or the failure to maintain sustained growth in pension investments over time could increase our plan costs and funding requirements. Similarly, we rely on access to the capital markets to fund some of our operations and capital requirements. To the extent that access to the capital markets is adversely affected by COVID-19, we may need to consider alternative sources of funding for our operations and for working capital, which may increase our cost of, as well as adversely impact our access to, capital.

We have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote work policies where appropriate. Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public.

2020 Form 10-K	25	WEC Energy Group, Inc.

As a reaction to the COVID-19 pandemic, it is possible that federal and state fiscal spending to fund COVID-19 relief measures, coupled with a drop in tax revenue from pandemic-related reductions in economic activity, may add to the pressure to raise more tax revenue from federal and state corporate income, other taxes including payroll or property taxes, to enact new types of taxes on businesses and their customers, or to disallow certain deductions.

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

Our operations are subject to risks arising from the reliability of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation, natural gas and electric distribution facilities, and renewable energy facilities. The operation of these facilities involves many risks, including operator error and the breakdown or failure of equipment or processes. Potential breakdown or failure may occur due to severe weather; catastrophic events (i.e., fires, earthquakes, explosions, tornadoes, floods, droughts, pandemic health events, etc.); significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, unanticipated capital expenditures, and a reduction of revenues related to our non-utility renewable energy facilities.

Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

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

Our results of operations and cash flows are affected by the demand for electricity and natural gas, which can vary greatly based upon:

•Fluctuations in customer growth and general economic conditions in our service areas. Customer growth and energy use can be negatively impacted by population declines as well as economic factors in our service territories, including workforce reductions, stagnant wage growth, changing levels of support from state and local government for economic development, business closings, and reductions in the level of business investment. Our electric and natural gas utilities are impacted by economic cycles and the competitiveness of the commercial and industrial customers we serve. Any economic downturn, disruption of financial markets, or reduced incentives by state government for economic development could adversely affect the financial condition of our customers and demand for their products or services. These risks could directly influence the demand for electricity and natural gas as well as the need for additional power generation and generating facilities. We could also be exposed to greater risks of accounts receivable write-offs if customers are unable to pay their bills.
•Weather conditions. Demand for electricity is greater in the summer and winter months when cooling and heating is necessary. In addition, demand for natural gas peaks in the winter heating season. As a result, our overall results may fluctuate substantially on a seasonal basis. In addition, milder temperatures during the summer cooling season and during the winter heating season, as a result of climate change or otherwise, may result in lower revenues and net income.
•Our customers' continued focus on energy conservation. Our customers' use of electricity and natural gas has decreased as a result of continued individual conservation efforts, including the use of more energy efficient technologies. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how

2020 Form 10-K	26	WEC Energy Group, Inc.

consumers use energy. For example, several states, including Wisconsin and Michigan, have adopted energy efficiency targets to reduce energy consumption.

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

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, natural gas storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy generating facilities as part of the ESG Progress Plan, including repowering existing wind generation projects in our generation portfolio, and as part of our non-utility energy infrastructure segment. In addition, WBS continues to invest in technology and the development of software applications to support our utilities.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. For example, the timing of Badger Hollow I was impacted by the COVID-19 pandemic. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; the impact on global supply chains of pandemic health events; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value.

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

We have been subject to attempted cyber attacks from time to time, but these attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cyber security intrusions caused by human error, vendor bugs, terrorist attacks, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised.

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

2020 Form 10-K	27	WEC Energy Group, Inc.

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

Advances in technology, and legislation or regulations supporting such technology, could make our electric generating facilities less competitive.

Advances in new technologies that produce power or reduce power consumption are ongoing and include renewable energy technologies, customer-oriented generation, energy storage devices, and energy efficiency technologies. We generate power at central station power plants and utility-scale renewable generation facilities to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, and solar cells, which have become more cost competitive than they were in the past. It is possible that legislation or regulations could be adopted supporting the use of these technologies. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production. If these technologies become cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities could be reduced. Advances in technology could also change the channels through which our electric customers purchase or use power, which could reduce our sales and revenues or increase our expenses.

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

We face risks related to our non-utility renewable energy facilities that could impact our return on investment or have a negative impact on our financial condition or results of operations.

The production of wind energy depends heavily on suitable wind conditions, which are variable. If wind conditions are unfavorable or below our estimates as a result of climate change or otherwise, our electricity production, and therefore our revenues and PTCs earned from our non-utility renewable energy facilities, may be substantially below our expectations. We base our decisions about which sites to acquire and operate in part on the findings of long-term wind and other meteorological data and studies conducted in

2020 Form 10-K	28	WEC Energy Group, Inc.

the proposed area, which measure the wind’s speed and prevailing direction and seasonal variations. Actual conditions at these sites, however, may not conform to the measured data in these studies. For example, if there is an increase in frequency and severity of weather conditions, the disruptions to our sites may become more frequent and severe.

For the majority of our non-utility renewable energy operations, we have entered into long-term PPAs with a small number of customers to purchase the energy produced by our facilities. Although initial agreements are often ten years or more, in the future we may not be able to replace expiring PPAs related to our non-utility renewable energy facilities with contracts on acceptable terms, including at prices that support operation of the facility on a profitable basis. Decreases in the retail prices of electricity supplied by traditional utilities or other clean energy sources in the areas where our non-utility renewable energy facilities are located could harm our ability to offer competitive pricing and could harm our ability to sign PPAs with customers. If we are unable to replace an expiring PPA with an acceptable new revenue contract, we may be required to sell the power produced by the facility at wholesale prices and be exposed to market fluctuations and risks, or the affected site may temporarily or permanently cease operations. If we are unable to replace an expired distributed generation PPA with an acceptable new contract, we may be required to remove the renewable energy facility from the site or, alternatively, we may have to sell the assets, but the sale price may not be sufficient to replace the revenue previously generated by the renewable energy facility.

Our ability to acquire new non-utility renewable energy facilities or generate revenue from existing facilities depends on having interconnection arrangements with transmission providers and a reliable electricity grid. We cannot predict whether transmission facilities will be expanded in specific markets to accommodate or increase competitive access to those markets. In addition, if a transmission network to which one or more of our facilities is connected experiences down time for system emergencies, force majeure, safety, reliability, maintenance or other operational reasons, we may lose revenues and PTCs and be exposed to non-performance penalties and claims from our customers. This risk of curtailment of our non-utility renewable energy facilities may result in a reduced return on our investments, and we may not be compensated for lost energy and ancillary services.

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

Our counterparties may fail to meet their obligations, including obligations under power purchase, natural gas supply, natural gas pipeline capacity, and transportation agreements.

We are exposed to the risk that counterparties to various arrangements who owe us money, electricity, natural gas, or other commodities or services will not be able to perform their obligations. Should the counterparties to these arrangements fail to perform or if capacity is inadequate, we may be required to replace the underlying commitment at current market prices or we may be unable to meet all of our customers' electric and natural gas requirements unless or until alternative supply arrangements are put in place. In such event, we may incur losses, and our results of operations, financial position, or liquidity could be adversely affected.

2020 Form 10-K	29	WEC Energy Group, Inc.

We have entered into several power purchase, natural gas supply, natural gas pipeline capacity, and transportation agreements with non-affiliated companies. Revenues are dependent on the continued performance by the counterparties of their obligations under these agreements. Although we have a comprehensive credit evaluation process and contractual protections, it is possible that one or more counterparties could fail to perform their obligations. If this were to occur, we generally would expect that any operating and other costs that were initially allocated to a defaulting customer's power purchase, natural gas supply, natural gas pipeline capacity, or transportation agreement would be reallocated among our retail customers. To the extent these costs are not allowed to be reallocated by our regulators or there is any regulatory delay in adjusting rates, a counterparty default under these agreements could have a negative impact on our results of operations and cash flows.

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

Our or our subsidiaries' access to the credit and capital markets could be limited, or our or our subsidiaries' cost of capital significantly increased, due to any of the following risks and uncertainties:

•A rating downgrade;
•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors;
•War or the threat of war;
•The overall health and view of the utility and financial institution industries; and
•Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate.

A portion of our indebtedness provides for interest at variable interest rates, primarily based on LIBOR. LIBOR is the subject of national, international, and other regulatory guidance and proposals for reform, which may cause LIBOR to cease to exist after June 2023 or to perform differently than in the past. While we expect that reasonable alternatives to LIBOR will be implemented prior to the 2023 target date, we cannot predict the consequences and timing of the development of alternative reference rates. The transition to alternative reference rates could include an increase in our interest expense.

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

2020 Form 10-K	30	WEC Energy Group, Inc.

Any downgrade by the rating agencies could:

•Increase borrowing costs under certain existing credit facilities;
•Require the payment of higher interest rates in future financings and possibly reduce the pool of creditors;
•Decrease funding sources by limiting our or our subsidiaries' access to the commercial paper market;
•Limit the availability of adequate credit support for our subsidiaries' operations; and
•Trigger collateral requirements in various contracts.

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

Changes in commodity prices could result in:

•Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;
•Reduced profitability to the extent that lower revenues, increased bad debt, and higher interest expense are not recovered through rates;
•Higher rates charged to our customers, which could impact our competitive position;
•Reduced demand for energy, which could impact revenues and operating expenses; and
•Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

We own and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. If we are unable to obtain our coal requirements under our coal supply and transportation contracts, we may be required to purchase coal at higher prices or we may be forced to reduce generation at our coal-fired units, which could lead to increased fuel costs. The increase in fuel costs could result in either reduced margins on net sales into the MISO Energy Markets, a reduction in the volume of net sales into the MISO Energy Markets, and/or an increase in net power purchases in the MISO Energy Markets. There is no guarantee that we would be able to fully recover any increased costs in rates or that recovery would not otherwise be delayed, either of which could adversely affect our results of operations and cash flows.

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

2020 Form 10-K	31	WEC Energy Group, Inc.

Restructuring in the regulated energy industry and competition in the retail and wholesale markets could have a negative impact on our business and revenues.

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in the states where we serve our customers could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. This increased competition in the retail and wholesale markets could have a material adverse financial impact on us.

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

2020 Form 10-K	32	WEC Energy Group, Inc.

General Risks

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

We assess goodwill for impairment on an annual basis or whenever events or circumstances occur that indicate a potential for impairment. If goodwill is deemed to be impaired, we may be required to incur non-cash charges that could materially adversely affect our results of operations. At December 31, 2020, our goodwill was $3,052.8 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2020 Form 10-K	33	WEC Energy Group, Inc.

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines, steam utility distribution mains, and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

A. REGULATED

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2020:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	311	(2)
ERGS	Oak Creek, WI	Coal	2	1,059	(3) (4)
OCPP	Oak Creek, WI	Coal	4	1,076
Weston	Rothschild, WI	Coal	2	719	(2)
Total coal-fired plants			10	3,165
Natural gas-fired plants
Concord	Watertown, WI	Natural Gas/Oil	4	362
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	166
Fox Energy Center	Wrightstown, WI	Natural Gas	3	574
Germantown	Germantown, WI	Natural Gas/Oil	5	268
F. D. Kuester	Negaunee, MI	Natural Gas	7	128
A. J. Mihm	Baraga, MI	Natural Gas	3	55
Paris	Union Grove, WI	Natural Gas/Oil	4	364
PWGS	Port Washington, WI	Natural Gas	2	1,228	(4)
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
VAPP	Milwaukee, WI	Natural Gas	2	268
West Marinette	Marinette, WI	Natural Gas/Oil	3	149
Weston	Rothschild, WI	Natural Gas/Oil	3	115
Total natural gas-fired plants			38	3,758
Renewables
Hydro plants (30 in number)	WI and MI	Hydro	81	100	(5) (6)
Rothschild Biomass Plant	Rothschild, WI	Biomass	1	45	(7)
Two Creeks	WI	Solar	48	100	(2)
Wind sites (5 in number)	WI and IA	Wind	350	498	(2)
Total renewables			480	743
Total system			528	7,666

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2021 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    These facilities are jointly owned by WPS and various other utilities. The capacity indicated for each of these units is equal to WPS's portion of total plant capacity based on its percent of ownership.

•Wisconsin Power and Light Company, an unaffiliated utility, operates the Columbia units. WPS holds a 27.5% ownership interest in Columbia.

2020 Form 10-K	34	WEC Energy Group, Inc.

•WPS operates the Weston 4 facility and holds a 70.0% ownership interest in this facility. Dairyland Power Cooperative, an unaffiliated energy cooperative, holds the remaining 30.0% interest.

•Two Creeks is jointly owned by WPS and an unaffiliated utility. WPS holds a 66.7% ownership interest in this facility.

•WPS, along with two other unaffiliated utilities, owns Forward Wind Energy Center. WPS holds a 44.6% ownership interest in this facility and the unaffiliated utilities own the remaining 55.4%. See Note 2, Acquisitions, for more information on the Forward Wind Energy Center acquisition.

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

(6)    WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50.0% ownership interest in WRPC and is entitled to 50.0% of the total capacity at Castle Rock and Petenwell. WPS's share of capacity for Castle Rock and Petenwell is 7.0 MW and 10.3 MW, respectively.

(7)    WE has a biomass power plant that uses wood waste and wood shavings to produce electric power as well as steam to support the paper mill's operations. Fuel for the power plant is supplied by both the paper mill and through contracts with biomass suppliers. The plant also has the ability to burn natural gas if wood waste and wood shavings are not available.

As of December 31, 2020, we operated approximately 36,100 miles of overhead distribution lines and approximately 34,900 miles of underground distribution cable, as well as approximately 450 electric distribution substations and approximately 507,900 line transformers.

Natural Gas Facilities

At December 31, 2020, our natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

•Approximately 50,300 miles of natural gas distribution mains,
•Approximately 1,100 miles of natural gas transmission mains,
•Approximately 2.3 million natural gas lateral services,
•Approximately 500 natural gas distribution and transmission gate stations,
•Approximately 68.2 Bcf of working gas capacities in underground natural gas storage fields:
◦Bluewater, 26.5 Bcf of fields located in southeastern Michigan,
◦Manlove, a 38.8 Bcf field located in central Illinois,
◦Partello, a 2.9 Bcf field located in southern Michigan,
•A 2.0 Bcf LNG plant located in central Illinois,
•A peak-shaving facility that can store the equivalent of approximately 80 MDth in liquefied petroleum gas located in Illinois,
•Peak propane air systems providing approximately 2,960 Dth per day, and
•LNG storage plants with a total send-out capability of 73,600 Dth per day.

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

2020 Form 10-K	35	WEC Energy Group, Inc.

Steam Facilities

As of December 31, 2020, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

General

Substantially all of PGL's and NSG's properties are subject to the lien of the respective company's mortgage indenture for the benefit of bondholders.

B. NON-UTILITY ENERGY INFRASTRUCTURE SEGMENT

The non-utility energy infrastructure segment includes We Power, Bluewater, and WECI. We Power and Bluewater are considered non-utility energy infrastructure operations, however, their facilities are shown in the regulated section. We Power owns and leases generating facilities to WE. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases. Bluewater provides natural gas storage and hub services primarily to WE, WPS, and WG, and also provides these same services to several unaffiliated companies. WECI has ownership interests in five wind generating facilities.

The following table summarizes information on WECI's wind generating facilities as of December 31, 2020:

Name	Location	Number of Generating Units	Nameplate Capacity In MW (1)
Wind generating facilities
Upstream	Antelope County, Nebraska	81	202.5	(2)
Bishop Hill III	Henry County, Illinois	53	132.1	(3)
Coyote Ridge	Brookings County, South Dakota	39	96.7	(4)
Blooming Grove	McLean County, Illinois	94	250.0	(5)
Tatanka Ridge	Deuel County, South Dakota	56	155.0	(6)
Total wind generating facilities		323	836.3

(1)    Nameplate capacity is the amount of energy a turbine should produce at optimal wind speeds.

(2)    In January 2019, WECI completed the acquisition of an 80% ownership interest in Upstream. In February 2020, WECI agreed to acquire an additional 10% ownership interest in this wind park. See Note 2, Acquisitions, for more information.

(3)    In August 2018, WECI completed the acquisition of an 80% ownership interest in Bishop Hill III. In December 2018, WECI acquired an additional 10% ownership interest in this wind park. See Note 2, Acquisitions, for more information.

(4)    In December 2018, WECI completed the acquisition of an 80% ownership interest in Coyote Ridge. See Note 2, Acquisitions, for more information.

(5)    In December 2020, WECI completed the acquisition of a 90% ownership interest in Blooming Grove. See Note 2, Acquisitions, for more information.

(6)    In December 2020, WECI completed the acquisition of an 85% ownership interest in Tatanka Ridge, which achieved commercial operation on January 5, 2021. See Note 2, Acquisitions, for more information.

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska. In February 2020, WECI agreed to acquire an additional 10% ownership interest in this wind park. See Note 2, Acquisitions, for more information.

ITEM 3. LEGAL PROCEEDINGS

The following should be read in conjunction with Note 24, Commitments and Contingencies, and Note 26, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 24, Commitments and Contingencies, Note 26, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the

2020 Form 10-K	36	WEC Energy Group, Inc.

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

In the complaint, as is customary in these types of actions, the AG cited to the statutory penalties allowed by law. Ultimately, the pursuit of any civil penalties is at the AG’s discretion. In the event the AG pursues penalties in connection with a final order, we believe that PGL's high level of cooperation and quick action to remedy the situation and to work with the potentially impacted homeowners would be taken into account. At this time, we believe that civil penalties, if any, will not have a material impact on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2020 Form 10-K	37	WEC Energy Group, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until they resign, die, or are removed pursuant to our Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Gale E. Klappa. Age 70.
•WEC Energy Group — Executive Chairman since February 2019. Chairman of the Board and Chief Executive Officer from October 2017 to February 2019, and from May 2004 to May 2016. Non-Executive Chairman of the Board from May 2016 to October 2017. President from April 2003 to August 2013. Director since December 2003.
•WE — Director since January 2018, and from December 2003 to May 2016. Chairman of the Board from January 2018 to February 2019, and from May 2004 to May 2016. Chief Executive Officer from January 2018 to February 2019, and from August 2003 to May 2016. President from April 2003 to June 2015.

J. Kevin Fletcher. Age 62.
•WEC Energy Group — Director and Chief Executive Officer since February 2019. President since October 2018.
•WE — Chairman of the Board and Chief Executive Officer since February 2019. Director since June 2015. President from May 2016 to November 2018. Executive Vice President - Customer Service and Operations from June 2015 to April 2016.

Robert M. Garvin.   Age 54.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WE — Executive Vice President - External Affairs since June 2015.

William J. Guc.   Age 51.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015.

Margaret C. Kelsey. Age 56.
•WEC Energy Group — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Executive Vice President from September 2017 to January 2018.
•WE — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.
•Modine Manufacturing Company – General Counsel, Corporate Secretary, and Vice President - Legal from April 2008 to August 2017. Vice President - Corporate Communications from April 2014 to August 2017. Modine Manufacturing Company is a manufacturer of thermal management systems and components.

Daniel P. Krueger.   Age 55.
•WEC Energy Group — Executive Vice President - WEC Infrastructure since January 2019. Executive Vice President from November 2018 to January 2019.
•WE — Senior Vice President - Wholesale Energy and Fuels from June 2015 to November 2018.

Scott J. Lauber.   Age 55.
•WEC Energy Group — Senior Executive Vice President and Chief Operating Officer since June 2020. Senior Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Senior Executive Vice President, Chief Financial Officer and Treasurer from February 2019 to October 2019. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to February 2019. Executive Vice President and Chief Financial Officer from April 2016 to October 2018. Vice President and Treasurer from February 2013 to March 2016.
•WE — Executive Vice President since June 2020. Executive Vice President and Chief Financial Officer from October 2019 to June 2020, and from April 2016 to October 2018. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to October 2019. Vice President and Treasurer from February 2013 to March 2016. Director since April 2016.

Xia Liu.   Age 51.
•WEC Energy Group — Executive Vice President and Chief Financial Officer since June 2020.
•WE — Executive Vice President and Chief Financial Officer since June 2020. Director since June 2020.

2020 Form 10-K	38	WEC Energy Group, Inc.

•CenterPoint Energy, Inc. — Senior Advisor from April 2020 to May 2020. Executive Vice President and Chief Financial Officer from April 2019 to April 2020. CenterPoint Energy, Inc. is a public utility holding company whose operating subsidiaries provide electric and natural gas service to customers in parts of the South and Midwest.
•Georgia Power Company — Executive Vice President, Chief Financial Officer and Treasurer from October 2017 to April 2019. Georgia Power Company is a utility subsidiary of The Southern Company that provides electric service to customers throughout Georgia.
•Gulf Power Company — Vice President, Chief Financial Officer and Treasurer from July 2015 to October 2017. Gulf Power Company, previously a utility subsidiary of The Southern Company, serves customers in northwest Florida.

Charles R. Matthews.   Age 64.
•PELLC — President since June 2015.
•PGL — Director, President, and Chief Executive Officer since June 2015.
•NSG — Director, President, and Chief Executive Officer since June 2015.

Tom Metcalfe.   Age 53.
•WE — President since November 2018. Executive Vice President - Generation from April 2016 to November 2018. Senior Vice President - Power Generation from January 2014 to March 2016. Director since January 2018.

Anthony L. Reese.   Age 39.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.
•Controller - Illinois from September 2015 to September 2019.

Mary Beth Straka.   Age 56.
•WEC Energy Group — Senior Vice President - Corporate Communications and Investor Relations since June 2015.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2020 Form 10-K	39	WEC Energy Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Number of Common Shareholders

As of January 31, 2021, based upon the number of WEC Energy Group shareholder accounts (including accounts in our stock purchase and dividend reinvestment plan), we had approximately 42,000 registered shareholders.

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

ITEM 6. SELECTED FINANCIAL DATA

WEC ENERGY GROUP, INC.
COMPARATIVE FINANCIAL DATA AND OTHER STATISTICS

As of or for Year Ended December 31
(in millions, except per share information)	2020	2019	2018	2017 (1)	2016
Operating revenues	$7,241.7	$7,523.1	$7,679.5	$7,648.5	$7,472.3
Net income attributed to common shareholders	1,199.9	1,134.0	1,059.3	1,203.7	939.0
Total assets	37,028.1	34,951.8	33,475.8	31,590.5	30,123.2
Preferred stock of subsidiary	30.4	30.4	30.4	30.4	30.4
Long-term debt (excluding current portion)	11,728.1	11,211.0	9,994.0	8,746.6	9,158.2

Weighted average common shares outstanding
Basic	315.4	315.4	315.5	315.6	315.6
Diluted	316.5	316.7	316.9	317.2	316.9

Earnings per share
Basic	$3.80	$3.60	$3.36	$3.81	$2.98
Diluted	$3.79	$3.58	$3.34	$3.79	$2.96

Dividends per share of common stock	$2.53	$2.36	$2.21	$2.08	$1.98

(1)    Includes a $206.7 million increase in net income attributed to common shareholders related to a re-measurement of our deferred taxes as a result of the Tax Legislation.

2020 Form 10-K	40	WEC Energy Group, Inc.

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our shareholders and customers by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. Our 2021-2025 capital investment plan for efficiency, sustainability and growth, referred to as our ESG Progress Plan, provides a roadmap for us to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow our investment in the future of energy.

Throughout our strategic planning process, we take into account important developments, risks and opportunities, including new technologies, customer preferences and commodity prices, energy resiliency efforts, and sustainability. We published the results of a priority sustainability issue assessment in 2020, identifying the issues that are most important to our company and its stakeholders over the short and long terms. Our risk and priority assessments have formed our direction as a company.

Creating a Sustainable Future

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and clean natural gas-fired generation. When taken together, the retirements and new investments should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting our goals to reduce carbon dioxide (CO2) emissions from our electric generation.

In 2019, we met and surpassed our original goal to reduce CO2 emissions by 40% below 2005 levels. In July 2020, we announced new goals to reduce CO2 emissions from our electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. We added a near-term goal in November 2020 to reduce CO2 emissions by 55% below 2005 levels by 2025.

We already have retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. As part of our ESG Progress Plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $2 billion from 2021-2025 in low-cost renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind;
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and
•the planned purchase of 200 MW of capacity in the West Riverside Energy Center – a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

These new investments discussed above are in addition to the renewable projects currently underway.

2020 Form 10-K	41	WEC Energy Group, Inc.

We have received approval to invest in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to construct two solar projects in Wisconsin: Two Creeks Solar Park, now in service, and Badger Hollow Solar Park I, targeted for completion in the second quarter of 2021. WPS owns 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to construct Badger Hollow Solar Park II that is expected to enter commercial operation in December 2022. Once constructed, WE will own 100 MW of this project.

In December 2018, WE received approval from the Public Service Commission of Wisconsin (PSCW) for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, WE has energized 13 Solar Now projects and currently has another five under construction, together totaling more than 15 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

We also have a goal to decrease the rate of methane emissions from the natural gas distribution lines in our networks by 30% per mile by the year 2030 from a 2011 baseline. We were over halfway toward meeting that goal at the end of 2019.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with our ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet and distribution networks to further improve reliability. Our investments, coupled with our commitment to operating efficiency and customer care, resulted in We Energies being recognized in 2020 by PA Consulting Group, an independent consulting firm, for superior reliability of its electric delivery network. This was the 10th consecutive year that We Energies has been named the most reliable utility in the Midwest.

Below are a few examples of reliability projects that are proposed or currently underway.

•WE is constructing approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, called the Lakeshore Lateral Project, is expected to be completed by the end of 2021.

•WE and Wisconsin Gas LLC (WG) each plan to construct their own liquefied natural gas (LNG) facility to meet anticipated peak demand. Subject to PSCW approval, commercial operation of the LNG facilities is targeted for the end of 2023.

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

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

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

2020 Form 10-K	42	WEC Energy Group, Inc.

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, equipment, and entire business units, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 3, Dispositions, for information on the sale of certain WPS Power Development, LLC solar power generation facilities.

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in six wind parks, capable of providing more than 1,000 MW of carbon-free energy in total. These renewable energy assets represent more than $1.6 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these wind investments reduce our cash tax expense. We also project that these investments will generate higher returns than our regulated business. See Note 2, Acquisitions, for additional information on these transactions.

We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be approximately $15.0 billion from 2021 to 2025. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be $1.1 billion. Specific projects included in the $16.1 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources.

Exceptional Customer Care

Our approach is driven by an intense focus on delivering exceptional customer care every day. We strive to provide the best value for our customers by demonstrating personal responsibility for results, leveraging our capabilities and expertise, and using creative solutions to meet or exceed our customers’ expectations.

A multiyear effort is driving a standardized, seamless approach to digital customer service across our companies. We have moved all utilities to a common platform for all customer-facing self-service options. Using common systems and processes reduces costs, provides greater flexibility and enhances the consistent delivery of exceptional service to customers.

Safety

Across the organization, we monitor the integrity of our networks and conduct comprehensive incident response planning to enhance the safety of our operations.

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

2020 Form 10-K	43	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

Consolidated Earnings

The following table compares our consolidated results, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions, except per share data)	2020	2019	2018	B (W)	B (W)
Wisconsin	$690.4	$649.9	$617.0	$40.5	$32.9
Illinois	203.5	170.3	147.1	33.2	23.2
Other states	39.0	43.2	44.1	(4.2)	(0.9)
Electric transmission	112.6	87.4	82.8	25.2	4.6
Non-utility energy infrastructure	260.8	246.0	228.4	14.8	17.6
Corporate and other	(106.4)	(62.8)	(60.1)	(43.6)	(2.7)
Net income attributed to common shareholders	$1,199.9	$1,134.0	$1,059.3	$65.9	$74.7

Diluted earnings per share	$3.79	$3.58	$3.34	$0.21	$0.24

2020 Compared with 2019

Earnings increased $65.9 million during 2020, compared with 2019. The significant factors impacting the $65.9 million increase in earnings were:

•A $40.5 million increase in net income attributed to common shareholders at the Wisconsin segment. The increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, lower operation and maintenance expense, and a positive impact from collections of fuel and purchased power costs. Lower electric and natural gas distribution expenses, a decrease in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities, and lower benefit costs all contributed to the lower operation and maintenance expense. These positive impacts were partially offset by higher depreciation and amortization and the impact of lower retail sales volumes. The lower sales volumes were driven by impacts from the COVID-19 pandemic and warmer winter weather during 2020.

•A $33.2 million increase in net income attributed to common shareholders at the Illinois segment, driven by lower operation and maintenance expense and PGL's continued capital investment in the SMP project under its QIP rider. Lower natural gas distribution maintenance costs, lower customer service expenses, and lower benefit costs drove the decrease in operation and maintenance expense during 2020.

•A $25.2 million increase in net income attributed to common shareholders at our electric transmission segment, driven by higher equity earnings from transmission affiliates. The higher equity earnings were primarily due to the impacts of FERC orders issued in November 2019 and May 2020 addressing complaints related to ATC's ROE. For further discussion of the FERC orders, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC also contributed to the higher equity earnings from transmission affiliates.

•A $14.8 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, primarily due to lower income tax expense in 2020 driven by wind PTCs generated by our Coyote Ridge wind park that achieved commercial operation in December 2019. See Note 2, Acquisitions, and Note 16, Income Taxes, for more information.

Partially offsetting these increases in earnings was a $43.6 million increase in the net loss attributed to common shareholders at the     corporate and other segment, driven by make-whole premiums related to the early extinguishment of debt during 2020. A higher net operating loss at Wispark, lower net gains from the investments held in the rabbi trust, and a change in unrecognized tax benefits also contributed to the increase in the net loss. These negative impacts were partially offset by lower interest expense. The gains from the investments held in the rabbi trust partially offset benefits costs related to deferred compensation, which are included in our operating segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

2020 Form 10-K	44	WEC Energy Group, Inc.

2019 Compared with 2018

Earnings increased $74.7 million during 2019, compared with 2018. The significant factors impacting the $74.7 million increase in earnings were:

•A $32.9 million increase in net income attributed to common shareholders at the Wisconsin segment. The increase was driven by lower operation and maintenance expense related to our power plants, which primarily resulted from lower maintenance and labor costs associated with our 2019 and 2018 plant retirements and increases to certain plant-related regulatory assets resulting from decisions included in the December 2019 Wisconsin rate orders. The positive impact from lower operation and maintenance expense was partially offset by a decrease in electric margins related to lower retail sales volumes, primarily driven by cooler summer weather during 2019 compared with 2018, and higher depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $23.2 million increase in net income attributed to common shareholders at the Illinois segment, driven by PGL's continued capital investment in the SMP project under its QIP rider.

•A $17.6 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in wind PTCs recognized on the three wind parks acquired in 2018 and 2019.

•A $4.6 million increase in net income attributed to common shareholders at our electric transmission segment, driven by lower income tax expense. The decrease in income tax expense was driven by a tax basis adjustment related to the remeasurement of deferred income taxes in 2018 and a change in the tax rates at the segment level resulting from the transfer of ownership in the ATC investment between our subsidiaries. The decrease in income tax expense related to the change in tax rates was offset in the corporate and other segment and, as a result, had no effect on consolidated net income. The positive impact from lower income taxes was partially offset by higher interest expense in 2019, due to debt issuances at ATC Holding in September 2019 and December 2018, and lower equity earnings from our investment in ATC as a result of a FERC order issued in November 2019 that addressed complaints related to ATC's allowed ROE.

Partially offsetting these increases in earnings was a $2.7 million increase in the net loss attributed to common shareholders at the corporate and other segment. The increase in the net loss was driven by higher interest expense in 2019, primarily related to continued capital investments across our segments, and higher net operating losses, primarily at WBS, our centralized services company. WBS transferred assets to our regulated utilities in 2018, and as a result of these transfers, the return on these assets is now recognized within our regulated utility operations. These negative impacts were substantially offset by net gains from investments held in the Integrys rabbi trust during 2019, compared with net losses during 2018.

Non-GAAP Financial Measures

The discussions below address the contribution of each of our segments to net income attributed to common shareholders. The discussions include financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margin (electric revenues less fuel and purchased power costs) and natural gas margin (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

2020 Form 10-K	45	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the year ended December 31, 2020 was $690.4 million, representing a $40.5 million, or 6.2%, increase over the prior year. The increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, lower operation and maintenance expense, and a positive impact from collections of fuel and purchased power costs. Lower electric and natural gas distribution expenses, a decrease in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities, and lower benefit costs all contributed to the lower operation and maintenance expense. These increases were partially offset by higher depreciation and amortization and the impact of lower retail sales volumes. The lower sales volumes were driven by impacts from the COVID-19 pandemic and warmer winter weather during 2020.

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Electric revenues	$4,274.0	$4,317.6	$4,438.9	$(43.6)	$(121.3)
Fuel and purchased power	1,238.1	1,341.9	1,418.1	103.8	76.2
Total electric margins	3,035.9	2,975.7	3,020.8	60.2	(45.1)

Natural gas revenues	1,199.5	1,329.5	1,355.8	(130.0)	(26.3)
Cost of natural gas sold	595.2	748.0	792.1	152.8	44.1
Total natural gas margins	604.3	581.5	563.7	22.8	17.8

Total electric and natural gas margins	3,640.2	3,557.2	3,584.5	83.0	(27.3)

Other operation and maintenance	1,476.7	1,591.3	2,076.1	114.6	484.8
Depreciation and amortization	674.5	617.0	546.6	(57.5)	(70.4)
Property and revenue taxes	156.2	159.3	161.6	3.1	2.3
Operating income	1,332.8	1,189.6	800.2	143.2	389.4

Other income, net	52.8	68.7	65.4	(15.9)	3.3
Interest expense	561.3	572.0	200.7	10.7	(371.3)
Income before income taxes	824.3	686.3	664.9	138.0	21.4

Income tax expense	132.7	35.2	46.7	(97.5)	11.5
Preferred stock dividends of subsidiary	1.2	1.2	1.2	—	—
Net income attributed to common shareholders	$690.4	$649.9	$617.0	$40.5	$32.9

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Operation and maintenance not included in line items below	$673.5	$670.7	$769.5	$(2.8)	$98.8
Transmission (1)	518.0	418.1	420.7	(99.9)	2.6
Regulatory amortizations and other pass through expenses (2)	138.6	160.6	159.1	22.0	(1.5)
We Power (3)	119.3	140.9	506.9	21.6	366.0
Transmission expense related to the flow through of tax repairs (4)	—	67.2	77.8	67.2	10.6
Transmission expense related to Tax Legislation (5)	—	65.3	67.7	65.3	2.4
Earnings sharing mechanisms (6)	21.6	61.5	67.5	39.9	6.0
Other	5.7	7.0	6.9	1.3	(0.1)
Total other operation and maintenance	$1,476.7	$1,591.3	$2,076.1	$114.6	$484.8

(1)    Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2020, 2019, and 2018, $481.8 million, $486.7 million, and $438.2 million, respectively, of costs were billed to our electric utilities by transmission providers.

2020 Form 10-K	46	WEC Energy Group, Inc.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)    Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During 2018, the amount also included the lease payments that were billed from We Power to WE and then recovered in WE's rates. We adopted ASU 2016-02, Leases (Topic 842), effective January 1, 2019, which revised the previous guidance regarding the accounting for leases. As a result of this adoption, starting in 2019, lease expense related to the We Power leases with WE was no longer classified within other operation and maintenance, but was instead recorded as depreciation and amortization and interest expense, in accordance with Topic 842. The We Power leases do not impact our financial statements as all amounts associated with the leases are eliminated at the consolidated level.

During 2020, 2019, and 2018, $115.1 million, $134.8 million, and $485.3 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)    Represents additional transmission expense recorded in 2019 and 2018 associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW, to maintain certain regulatory asset balances at their December 31, 2017 levels. This decrease in expenses was offset in income taxes. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(5)    Represents additional transmission expense recorded in 2019 and 2018 associated with the May 2018 PSCW order requiring WE to use 80% of its current 2018 tax benefit, including the amortization associated with the revaluation of deferred taxes, to reduce its transmission regulatory asset balance. Since WE's transmission regulatory asset was eliminated at December 31, 2019, there were no tax benefits used in 2020.

(6)    See Note 26, Regulatory Environment, for more information about our earnings sharing mechanisms.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	MWh (in thousands)			2020 vs. 2019	2019 vs. 2018
Electric Sales Volumes	2020	2019	2018	B (W)	B (W)
Customer class
Residential	11,523.8	10,918.6	11,195.0	605.2	(276.4)
Small commercial and industrial (1)	12,250.0	12,861.0	13,186.7	(611.0)	(325.7)
Large commercial and industrial (1)	11,661.8	12,601.6	12,946.5	(939.8)	(344.9)
Other	158.7	164.8	169.0	(6.1)	(4.2)
Total retail (1)	35,594.3	36,546.0	37,497.2	(951.7)	(951.2)
Wholesale	3,088.4	3,314.3	3,612.7	(225.9)	(298.4)
Resale	6,189.9	6,006.0	6,019.3	183.9	(13.3)
Total sales in MWh (1)	44,872.6	45,866.3	47,129.2	(993.7)	(1,262.9)

(1)    Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Year Ended December 31
	Therms (in millions)			2020 vs. 2019	2019 vs. 2018
Natural Gas Sales Volumes	2020	2019	2018	B (W)	B (W)
Customer class
Residential	1,090.8	1,195.6	1,131.1	(104.8)	64.5
Commercial and industrial	656.7	740.9	733.1	(84.2)	7.8
Total retail	1,747.5	1,936.5	1,864.2	(189.0)	72.3
Transport	1,357.7	1,426.1	1,411.5	(68.4)	14.6
Total sales in therms	3,105.2	3,362.6	3,275.7	(257.4)	86.9

2020 Form 10-K	47	WEC Energy Group, Inc.

	Year Ended December 31
	Degree Days			2020 vs. 2019	2019 vs. 2018
Weather	2020	2019	2018	B (W)	B (W)
WE and WG (1)
Heating (6,618 normal)	6,092	6,835	6,685	(10.9)%	2.2%
Cooling (737 normal)	938	727	929	29.0%	(21.7)%

WPS (2)
Heating (7,450 normal)	7,139	7,723	7,554	(7.6)%	2.2%
Cooling (515 normal)	660	504	678	31.0%	(25.7)%

UMERC (3)
Heating (8,464 normal)	8,189	8,971	8,611	(8.7)%	4.2%
Cooling (330 normal)	425	284	478	49.6%	(40.6)%
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

2020 Compared with 2019

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $60.2 million during 2020, compared with 2019. The significant factors impacting the higher electric utility margins were:

•A $101.8 million increase in margins associated with the 2019 negative impact of WE's flow through of tax benefits of its repair-related deferred tax liabilities, in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. These tax benefits were no longer in effect for 2020. This increase in margins was offset in income taxes. See Note 26, Regulatory Environment, for more information.

•An $8.2 million year-over-year positive impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is deferred for future recovery or refund to customers.

These increases in margins were partially offset by:

•A $26.5 million decrease in margins from other revenues, primarily related to lower revenues from third party use of our assets.

•A $9.9 million net decrease in margins related to lower sales volumes, including the impact of weather. We recognized a $24.7 million net reduction in margins related to lower retail sales volumes driven by the COVID-19 pandemic. Sales volumes for our commercial and industrial customers decreased, primarily related to business interruptions and closings, while residential sales volumes increased. These changes in volumes were both driven, in large part, by a shelter-in-place order for the state of Wisconsin, which was in effect from March 25, 2020 through April 24, 2020, as well as the continued impacts of the COVID-19 pandemic. This net decrease in margins was partially offset by a $14.8 million increase in margins related to warmer summer weather. As measured by cooling degree days, 2020 was 29.0% and 31.0% warmer than 2019 in the Milwaukee and Green Bay areas, respectively.

•A $5.6 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This decrease in margins includes a $73.9 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers and is offset in income taxes.

2020 Form 10-K	48	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $22.8 million during 2020, compared with 2019. The most significant factor impacting the higher natural gas utility margins was a $53.6 million increase related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This increase in margins includes a $3.1 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers and is offset in income taxes.

This increase in margins was partially offset by a $35.9 million reduction in margins related to lower sales volumes, driven primarily by warmer winter weather during 2020. As measured by heating degree days, 2020 was 10.9% and 7.6% warmer than 2019 in the Milwaukee and Green Bay areas, respectively. In addition to the weather impact, the decrease in sales volumes for our commercial and industrial customers was also driven by business interruptions and closings related to, in large part, the shelter-in-place order issued by the state of Wisconsin, as well as the continued impacts of the COVID-19 pandemic.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment decreased $60.2 million during 2020, compared with 2019. The significant factors impacting the decrease in operating expenses were:

•A $67.2 million decrease in transmission expense related to the flow through of tax repairs during 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $65.3 million decrease in transmission expense associated with the May 2018 order from the PSCW related to our required treatment of the tax benefits associated with the Tax Legislation, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset by a corresponding decrease in margins.

•A $43.2 million decrease in electric and natural gas distribution expenses, driven by lower maintenance and storm restoration expense, as well as our focus on operating efficiency.

•A $39.9 million decrease in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities. See Note 26, Regulatory Environment, for more information.

•A $25.6 million decrease in benefit costs, primarily due to lower deferred compensation costs, stock-based compensation, and medical costs.

•A $22.0 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $21.6 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

These decreases in operating expenses were partially offset by:

•A $99.9 million increase in transmission expense as approved in the PSCW's 2019 rate orders, which were effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $57.5 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

•A $46.0 million net increase in other operation and maintenance expense related to our power plants, driven by changes to certain plant-related regulatory assets resulting from decisions included in the December 2019 Wisconsin rate orders. See Note 26, Regulatory Environment, for more information on the Wisconsin rate orders. These increases were partially offset by a decrease in other operation and maintenance expense at our plants, driven by the retirement of PIPP in March 2019 and reduced operation of the OCPP.

•Costs incurred of $12.5 million related to facility damage resulting from a significant rain event in May 2020. See Note 7, Property, Plant, and Equipment, for more information on the significant rain event.

2020 Form 10-K	49	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the Wisconsin segment decreased $15.9 million during 2020, compared with 2019. The decrease was primarily driven by the impact from the 2019 deferral of costs that were offset in other income statement line items and had no impact on net income attributed to common shareholders. Partially offsetting this decrease was higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment decreased $10.7 million during 2020, compared with 2019, primarily due to lower interest rates on short-term debt and lower interest expense on finance lease liabilities. This decrease was partially offset by long-term debt issuances of $750.0 million during the second half of 2019.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $97.5 million during 2020, compared with 2019. The increase was primarily due to the $169.0 million benefit from the flow through of tax repairs during 2019 in connection with the 2017 Wisconsin rate settlement and an increase in pretax income. Partially offsetting these increases was a $77.0 million positive impact related to the 2020 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impacts due to the benefit from the flow through of tax repairs and the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as they were offset in operating income. See Note 16, Income Taxes, and Note 26, Regulatory Environment, for more information.

2019 Compared with 2018

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $45.1 million during 2019, compared with 2018. The significant factors impacting the lower electric utility margins were:

•A $54.1 million decrease related to lower sales volumes, primarily driven by cooler summer weather during 2019 compared with 2018. As measured by cooling degree days, 2019 was 21.7% and 25.7% cooler than 2018 in the Milwaukee and Green Bay areas, respectively.

•A $13.7 million decrease in margins associated with WE's flow through of tax benefits of its repair-related deferred tax liabilities starting in 2018 in accordance with a settlement agreement with the PSCW to maintain certain regulatory assets at their December 31, 2017 levels. This decrease in margins was offset in income taxes. See Note 26, Regulatory Environment, for more information.

•A $6.8 million decrease in margins related to savings from the Tax Legislation that we are required to return to customers through bill credits or reductions in other regulatory assets. This decrease in margins did not impact net income as it was offset by the net impact of a $22.0 million decrease in income taxes and a $15.2 million increase in depreciation and amortization expense. We received the PSCW order in May 2018, which required WPS to use 40% of its 2018 and 2019 tax benefits associated with the Tax Legislation to reduce certain regulatory assets. See Note 16, Income Taxes, and Note 26, Regulatory Environment, for more information.

These decreases in margins were partially offset by:

•A $16.3 million increase in margins related to the iron ore mine located in the Upper Peninsula of Michigan. Prior to the transfer of the mine as a full requirements customer of WE to UMERC as of April 1, 2019, the margin from the mine was being deferred for the benefit of Wisconsin retail electric customers, as ordered by the PSCW. On March 31, 2019 when the new natural gas-fired generation in the Upper Peninsula began commercial operation, a new 20 year agreement with Tilden became effective under which Tilden began purchasing electric power from UMERC. Half of the cost of the natural gas-fired generation is being recovered from Tilden under this agreement.

2020 Form 10-K	50	WEC Energy Group, Inc.

•A $5.3 million increase in margins related to a net decrease in fuel and purchased power costs driven by the commercial operation of UMERC's new natural gas-fired generation in the Upper Peninsula of Michigan on March 31, 2019. UMERC previously met its market obligations through PPAs.

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

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment decreased $416.7 million during 2019, compared with 2018. The Wisconsin segment experienced lower overall operating expenses related to efficiencies and effective cost control. The other significant factors impacting the decrease in operating expenses during 2019, compared with 2018, were:

•A $363.3 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $107.6 million decrease in other operation and maintenance expense related to our power plants, driven by lower maintenance and labor costs associated with our 2019 and 2018 plant retirements, and increases to certain plant-related regulatory assets resulting from decisions included in the December 2019 Wisconsin rate orders. Plant retirements included the March 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, Edgewater Unit 4, and Pulliam Units 7 and 8. See Note 7, Property, Plant, and Equipment, for more information on the plant retirements. See Note 26, Regulatory Environment, for more information on the Wisconsin rate orders.

•A $10.6 million decrease in transmission expense related to the flow through of tax repairs during 2019, as discussed in the notes under the other operation and maintenance table above. This decrease in transmission expense was offset in income taxes.

•A $6.0 million decrease in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities. See Note 26, Regulatory Environment, for more information.

These decreases in operating expenses were partially offset by:

•A $70.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

•A $16.4 million increase in storm restoration expense during 2019.

•A $16.3 million net increase in benefit costs, primarily related to higher deferred compensation costs during 2019.

Other Income, Net

Other income, net at the Wisconsin segment increased $3.3 million during 2019, compared with 2018, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Wisconsin segment increased $371.3 million during 2019, compared with 2018, primarily due to the adoption of ASU 2016-02, Leases (Topic 842). Effective January 1, 2019, minimum lease payments were no longer classified within cost of sales or other operation and maintenance, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 842. As a result of the adoption, for the year ended December 31, 2019, $350.9 million of minimum lease payments were recorded as interest expense on finance lease liabilities. The remaining increase was driven by long-term debt issuances of $700.0 million during the fourth quarter of 2018 and $750.0 million during the second half of 2019.

2020 Form 10-K	51	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $11.5 million during 2019, compared with 2018. The decrease was driven by a $22.0 million positive impact from the 2018 PSCW order addressing the benefits associated with the Tax Legislation and a $3.1 million increase in the benefit from the flow through of tax repairs in connection with the 2017 Wisconsin rate settlement. These items did not impact earnings as they were offset in operating income. Partially offsetting these decreases to income tax expense was an increase in pretax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the year ended December 31, 2020 was $203.5 million, representing a $33.2 million, or 19.5%, increase over the prior year. The increase was driven by lower operation and maintenance expense and PGL's continued capital investment in the SMP project under its QIP rider. Lower natural gas distribution maintenance costs, lower customer service expenses, and lower benefit costs drove the decrease in operation and maintenance expense during 2020.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Natural gas revenues	$1,321.9	$1,357.1	$1,400.0	$(35.2)	$(42.9)
Cost of natural gas sold	330.9	401.4	480.5	70.5	79.1
Total natural gas margins	991.0	955.7	919.5	35.3	36.2

Other operation and maintenance	435.4	461.1	472.3	25.7	11.2
Depreciation and amortization	196.7	181.3	170.3	(15.4)	(11.0)
Property and revenue taxes	28.1	21.4	21.1	(6.7)	(0.3)
Operating income	330.8	291.9	255.8	38.9	36.1

Other income (expense), net	2.3	(2.4)	(5.7)	4.7	3.3
Interest expense	63.5	59.0	51.2	(4.5)	(7.8)
Income before income taxes	269.6	230.5	198.9	39.1	31.6

Income tax expense	66.1	60.2	51.8	(5.9)	(8.4)
Net income attributed to common shareholders	$203.5	$170.3	$147.1	$33.2	$23.2

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Operation and maintenance not included in the line items below	$332.1	$362.2	$372.9	$30.1	$10.7
Riders (1)	101.4	97.5	95.3	(3.9)	(2.2)
Regulatory amortizations (1)	(2.6)	(1.5)	(1.4)	1.1	0.1
Other	4.5	2.9	5.5	(1.6)	2.6
Total other operation and maintenance	$435.4	$461.1	$472.3	$25.7	$11.2

(1)    These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

2020 Form 10-K	52	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
	Therms (in millions)			2020 vs. 2019	2019 vs. 2018
Natural Gas Sales Volumes	2020	2019	2018	B (W)	B (W)
Customer Class
Residential	832.6	904.8	896.2	(72.2)	8.6
Commercial and industrial	326.1	368.6	358.3	(42.5)	10.3
Total retail	1,158.7	1,273.4	1,254.5	(114.7)	18.9
Transport	785.7	896.6	905.1	(110.9)	(8.5)
Total sales in therms	1,944.4	2,170.0	2,159.6	(225.6)	10.4

	Year Ended December 31
	Degree Days			2020 vs. 2019	2019 vs. 2018
Weather (1)	2020	2019	2018	B (W)	B (W)
Heating (6,195 normal)	5,597	6,479	6,327	(13.6)%	2.4%

(1)    Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

2020 Compared with 2019

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $3.9 million impact of the riders referenced in the table above, increased $31.4 million during 2020, compared with 2019. The increase in margins was primarily driven by higher revenues at PGL due to continued capital investment in the SMP project. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 26, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $7.5 million, net of the impact of the riders referenced in the table above, during 2020, compared with 2019. The significant factors impacting the decrease in operating expenses were:

•A $13.6 million decrease in natural gas distribution maintenance costs, which reflects the benefit of warmer than normal winter weather in 2020 and the timing of performing certain services.

•A $7.1 million decrease in benefit costs, primarily due to lower deferred compensation costs, pension settlement costs, severance costs, and stock-based compensation.

•A $6.5 million decrease in customer service expenses, primarily due to lower call volumes and metering costs.

These decreases in operating expenses were partially offset by:

•A $15.4 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $6.7 million increase in property and revenue taxes driven by a $3.0 million increase in property taxes and a $2.9 million increase in the invested capital tax related to higher plant placed in service during 2020, compared to 2019.

Other Income (Expense), Net

The Illinois segment had other income, net of $2.3 million during 2020, compared with $2.4 million of other expense, net in 2019. The $4.7 million year-over-year increase in other income was driven by net credits from the non-service components of our net periodic pension and OPEB costs in 2020, compared with net expenses in 2019. See Note 20, Employee Benefits, for more information on our benefit costs.

2020 Form 10-K	53	WEC Energy Group, Inc.

Interest Expense

Interest expense at the Illinois segment increased $4.5 million during 2020, compared with 2019, primarily due to higher long-term debt balances. This increase in debt balances was primarily related to continued capital investments and was partially offset by lower interest rates on short-term debt.

Income Tax Expense

Income tax expense at the Illinois segment increased $5.9 million during 2020, compared with 2019, driven by an increase in pretax income, partially offset by a $6.3 million change in unrecognized tax benefits in 2020. See Note 16, Income Taxes, for more information.

2019 Compared with 2018

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $2.2 million impact of the riders referenced in the table above, increased $34.0 million during 2019, compared with 2018. The increase was primarily driven by higher revenues at PGL due to continued capital investment in the SMP project. PGL currently recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 26, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $2.1 million, net of the impact of the riders referenced in the table above, during 2019, compared with 2018. The significant factor impacting the decrease in operating expenses was a $23.2 million decrease in natural gas maintenance costs related to our Illinois utilities’ distribution systems.

This decrease in other operating expenses was partially offset by:

•An $11.0 million increase in depreciation and amortization, primarily driven by PGL's continued capital investment in the SMP project.

•An $8.4 million increase in benefit costs, primarily related to higher deferred compensation costs in 2019.

Other Expense, Net

Other expense, net at the Illinois segment decreased $3.3 million during 2019, compared with 2018, driven by lower costs from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense at the Illinois segment increased $7.8 million during 2019, compared with 2018, driven by higher long-term debt balances. This increase in debt balances was primarily related to continued capital investments.

Income Tax Expense

Income tax expense at the Illinois segment increased $8.4 million during 2019, compared with 2018, driven by an increase in pretax income.

2020 Form 10-K	54	WEC Energy Group, Inc.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the year ended December 31, 2020 was $39.0 million, representing a $4.2 million, or 9.7%, decrease over the prior year. The decrease was driven by lower natural gas margins due to the negative impact warmer winter weather and COVID-19 had on 2020 sales volumes, as well as an increase in depreciation and amortization. These decreases in net income were partially offset by lower operating expense in 2020 due to effective cost control.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Natural gas revenues	$384.1	$426.0	$438.2	$(41.9)	$(12.2)
Cost of natural gas sold	184.8	217.5	232.8	32.7	15.3
Total natural gas margins	199.3	208.5	205.4	(9.2)	3.1

Other operation and maintenance	87.0	98.5	101.0	11.5	2.5
Depreciation and amortization	33.5	27.5	24.1	(6.0)	(3.4)
Property and revenue taxes	17.2	17.2	11.5	—	(5.7)
Operating income	61.6	65.3	68.8	(3.7)	(3.5)

Other income (expense), net	0.7	—	(0.1)	0.7	0.1
Interest expense	10.2	8.5	8.7	(1.7)	0.2
Income before income taxes	52.1	56.8	60.0	(4.7)	(3.2)

Income tax expense	13.1	13.6	15.9	0.5	2.3
Net income attributed to common shareholders	$39.0	$43.2	$44.1	$(4.2)	$(0.9)

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Operation and maintenance not included in line items below	$67.9	$76.4	$76.1	$8.5	$(0.3)
Regulatory amortizations and other pass through expenses (1)	18.9	22.0	24.8	3.1	2.8
Other	0.2	0.1	0.1	(0.1)	—
Total other operation and maintenance	$87.0	$98.5	$101.0	$11.5	$2.5

(1)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
	Therms (in millions)			2020 vs. 2019	2019 vs. 2018
Natural Gas Sales Volumes	2020	2019	2018	B (W)	B (W)
Customer Class
Residential	309.6	345.2	336.1	(35.6)	9.1
Commercial and industrial	200.5	238.2	218.5	(37.7)	19.7
Total retail	510.1	583.4	554.6	(73.3)	28.8
Transport	728.5	777.1	738.7	(48.6)	38.4
Total sales in therms	1,238.6	1,360.5	1,293.3	(121.9)	67.2

2020 Form 10-K	55	WEC Energy Group, Inc.

	Year Ended December 31
	Degree Days			2020 vs. 2019	2019 vs. 2018
Weather (1)	2020	2019	2018	B (W)	B (W)
MERC
Heating (8,030 normal)	7,896	8,728	8,490	(9.5)%	2.8%

MGU
Heating (6,259 normal)	5,952	6,347	6,368	(6.2)%	(0.3)%

(1)    Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective territories.

2020 Compared with 2019

Natural Gas Utility Margins

Natural gas utility margins decreased $9.2 million during 2020, compared with 2019. The decrease was primarily driven by lower sales volumes as a result of warmer than normal winter weather in 2020 and impacts of the COVID-19 pandemic, partially offset by an increase in revenues related to MERC's GUIC rider. The GUIC rider allows MERC to recover previously approved GUIC that were incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates. MERC began recognizing revenue under the GUIC rider in the second quarter of 2019.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment decreased $5.5 million during 2020, compared with 2019. The decrease in operating expenses was driven by effective cost control, partially offset by an increase in depreciation and amortization.

Interest Expense

Interest expense at the other states segment increased $1.7 million during 2020, compared with 2019, primarily due to MERC and MGU's long-term debt issuances in April 2020 of $50.0 million and $60.0 million, respectively. This increase in debt balances was primarily related to continued capital investments.

Income Tax Expense

Income tax expense at the other states segment decreased $0.5 million during 2020, compared with 2019, related to a decrease in pretax income.

2019 Compared with 2018

Natural Gas Utility Margins

Natural gas utility margins increased $3.1 million during 2019, compared with 2018. The increase was primarily driven by higher sales volumes as a result of colder weather and customer growth, capital investment in natural gas utility infrastructure, and MERC recognizing revenue under the GUIC rider. These increases were partially offset by volumetric bill credits MGU is required to provide customers under a MPUC order addressing the effects of the Tax Legislation to return tax savings from the ruling. See Note 16, Income Taxes, and Note 26, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $6.6 million during 2019, compared with 2018. The increase in operating expenses was partially driven by lower property and revenue taxes in 2018 resulting from a favorable judgment that MERC received related to a property tax matter. Because property taxes were under-recovered from rate payers in prior years, MERC received $4.8 million of the judgment, with the remaining amount being passed back to customers through the property tax tracker.

2020 Form 10-K	56	WEC Energy Group, Inc.

The increase was also driven by a $2.1 million positive impact on 2018 depreciation and amortization expense from a depreciation study approved by the MPUC in the second quarter of 2018. These rates were effective retroactively to January 2017.

Income Tax Expense

Income tax expense at the other states segment decreased $2.3 million during 2019, compared with 2018, related to a decrease in pretax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Net income attributed to common shareholders	$112.6	$87.4	$82.8	$25.2	$4.6

2020 Compared with 2019

Net income attributed to common shareholders at our electric transmission segment increased $25.2 million during 2020, compared with 2019, driven by a $48.2 million increase in equity earnings from transmission affiliates, primarily due to the impacts of FERC orders issued in November 2019 and May 2020 addressing complaints related to ATC's ROE. The FERC order issued in November 2019 reduced the base ROE that ATC was allowed to collect, which resulted in a $19.3 million decrease in ATC's earnings during 2019. The FERC order issued in May 2020 made additional revisions to the methodology used to calculate the base ROE, which resulted in an increase in the base ROE that ATC is allowed to collect, retroactive to November 2013, and increased ATC's earnings by $14.6 million during 2020. For further discussion of the FERC orders, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC also contributed to the higher equity earnings.

The increase in equity earnings from transmission affiliates was partially offset by:

•A $16.6 million increase in income tax expense during 2020, compared with 2019, driven by a $10.9 million negative impact related to an increase in pretax income and changes in amortization of federal excess deferred income taxes.

•A $6.3 million increase in interest expense, due to ATC Holding's issuance of $235.0 million of long-term debt in September 2019.

2019 Compared with 2018

Net income attributed to common shareholders at our electric transmission segment increased $4.6 million during 2019, compared with 2018, driven by a $26.6 million decrease in income tax expense. The decrease in income tax expense was driven by a $12.3 million tax basis adjustment related to the remeasurement of deferred income taxes in 2018 and a $6.1 million favorable impact of lower pretax income in 2019. Also contributing to the decrease was a $7.8 million decrease related to the change in the tax rates at the segment level resulting from the transfer of ownership in the ATC investment between our subsidiaries. The decrease in income tax expense related to the change in tax rates was offset in the corporate and other segment and, as a result, had no effect on consolidated net income attributed to common shareholders.

The increase in earnings from lower income tax expense was partially offset by:

•A $12.8 million increase in interest expense, due to ATC Holding's issuance of $235.0 million and $240.0 million of long-term debt in September 2019 and December 2018, respectively.

•A $9.1 million decrease in equity earnings from transmission affiliates, primarily related to the FERC order issued in November 2019 that addressed complaints related to ATC's allowed ROE, which resulted in a $19.3 million decrease in ATC's earnings. Increased earnings from continued capital investment partially offset the negative impact from the FERC order.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Net income attributed to common shareholders	$260.8	$246.0	$228.4	$14.8	$17.6

2020 Form 10-K	57	WEC Energy Group, Inc.

2020 Compared with 2019

Net income attributed to common shareholders increased $14.8 million during 2020, compared with 2019, primarily related to a $15.2 million decrease in income tax expense during 2020, compared to 2019, driven by wind PTCs generated by our Coyote Ridge wind park that achieved commercial operation in December 2019. See Note 2, Acquisitions, and Note 16, Income Taxes, for more information.

2019 Compared with 2018

Net income attributed to common shareholders increased $17.6 million, primarily related to a $14.0 million decrease in income tax expense during 2019, compared to 2018, driven by wind PTCs recognized on the three wind parks acquired in 2018 and 2019. Also contributing to the increase in earnings was a $4.8 million increase in operating income at We Power, driven by higher revenues in connection with capital additions to the plants We Power owns and leases to WE. Partially offsetting these increases were $2.4 million of operating losses at the Upstream and Bishop Hill III wind parks. The majority of earnings from our ownership interests in the wind parks come in the form of the wind PTCs discussed previously.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31			2020 vs. 2019	2019 vs. 2018
(in millions)	2020	2019	2018	B (W)	B (W)
Net loss attributed to common shareholders	$(106.4)	$(62.8)	$(60.1)	$(43.6)	$(2.7)

2020 Compared with 2019

The net loss attributed to common shareholders at the corporate and other segment increased $43.6 million during 2020, compared with 2019. The significant factors impacting the higher net loss were:

•A $38.4 million loss related to the payment of make-whole premiums during 2020 due to the redemption of $1,030.0 million of long-term debt prior to maturity.

•A $9.0 million higher net operating loss at Wispark, driven by reductions in the carrying value of certain real estate-related investments during 2020 as market and other factors indicated the assets may not be fully recoverable.

•An $8.5 million decrease in other income, net due to lower net gains from investments held in the Integrys rabbi trust during 2020. These investment gains partially offset benefits costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $5.2 million decrease in interest income from subsidiaries in our operating segments. The decrease was driven by lower interest income from UMERC, as UMERC used the proceeds from its long-term debt issuance in August 2019 to redeem its outstanding long-term debt with WEC Energy Group.

These increases in the net loss attributed to common shareholders were partially offset by:

•A $16.9 million decrease in interest expense, driven by the issuance of new debt in 2020 with lower interest rates than the debt retired during the year. Also contributing to the decrease was lower interest rates on our short-term and variable-rate long-term debt.

•A $1.4 million increase in income tax benefits, driven by an $11.6 million favorable impact from a higher pre-tax loss. This increase in income tax benefits was offset by an $8.2 million change in unrecognized tax benefits during 2020, compared with 2019, and a $3.5 million decrease in excess tax benefits recognized related to stock option exercises during 2020, compared to 2019. See Note 16, Income Taxes, for more information.

2020 Form 10-K	58	WEC Energy Group, Inc.

2019 Compared with 2018

The net loss attributed to common shareholders at the corporate and other segment increased $2.7 million during 2019, compared with 2018. The significant factors impacting the higher net loss were:

•A $15.1 million increase in interest expense, primarily driven by higher long-term debt balances in 2019. The increase in debt balances was primarily related to continued capital investments across our segments.

•A $12.2 million increase in the net operating loss, driven by a transfer of assets from WBS to our regulated utilities in 2018. As a result of these transfers, the return on these assets is now recognized within our regulated utility operations. Also contributing to the increase in the net operating loss was a gain recorded in 2018 that related to a previous sale of a legacy business.

•A $1.2 million decrease in income tax benefits, driven by a $7.8 million benefit related to the change in the tax rates at the segment level resulting from the transfer of ownership of the ATC investment between our subsidiaries. This decrease was offset in the electric transmission segment and, as a result, had no effect on consolidated net income attributed to common shareholders. Also contributing to the decrease was $2.3 million related to year-over-year changes associated with state net operating losses. These decreases in income tax benefits were substantially offset by a $9.9 million increase in excess tax benefits recognized related to stock option exercises during 2019, compared to 2018.

These increases in the net loss attributed to common shareholders were largely offset by a $23.0 million increase in other income, net due to net gains from investments held in the Integrys rabbi trust during 2019, compared with net losses during 2018.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2020 with the year ended December 31, 2019. For a similar discussion that compares our cash flows for the year ended December 31, 2019 with the year ended December 31, 2018, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2019 Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2020	2019	Change in 2020 Over 2019
Cash provided by (used in):
Operating activities	$2,196.0	$2,345.5	$(149.5)
Investing activities	(2,806.8)	(2,494.9)	(311.9)
Financing activities	601.1	85.6	515.5

Operating Activities

2020 Compared with 2019

Net cash provided by operating activities decreased $149.5 million during 2020, compared with 2019, driven by:

•A $209.3 million decrease in cash related to lower overall collections from customers, primarily due to business interruptions and closings during the COVID-19 pandemic and a moratorium on disconnections causing an increase in past due balances, as well as lower sales volumes driven by warmer winter weather during 2020, compared with 2019.

•A $52.8 million net decrease in cash related to $27.9 million of cash paid for income taxes during 2020, compared with $24.9 million of cash received for income taxes during 2019. This decrease in cash was primarily due to alternative minimum tax credits that were refunded to us during 2019.

•A $47.3 million decrease in cash related to an increase in contributions and payments related to pension and OPEB plans during 2020, compared with 2019.

2020 Form 10-K	59	WEC Energy Group, Inc.

These decreases in net cash provided by operating activities were partially offset by:

•A $109.0 million increase in cash related to lower payments for fuel used at our plants during 2020, compared with 2019, driven by lower natural gas costs. The average per-unit cost of natural gas decreased 9.7% during during 2020, compared with 2019. Lower fuel costs were also driven by lower sales volumes due to warmer winter weather during 2020 as well as business interruptions and closings during the COVID-19 pandemic.

•A $33.5 million increase in cash due to lower collateral requirements, driven by an increase in the fair value of our natural gas derivative assets during 2020, compared with 2019.

•A $22.8 million increase in cash due to higher distributions from ATC during 2020, compared with 2019.

Investing Activities

2020 Compared with 2019

Net cash used in investing activities increased $311.9 million during 2020, compared with 2019, driven by:

•The acquisition of a 90% ownership interest in Blooming Grove in December 2020 for $364.6 million, which is net of restricted cash acquired of $24.1 million. See Note 2, Acquisitions, for more information.

•The acquisition of an 85% ownership interest in Tatanka Ridge in December 2020 for $239.9 million. See Note 2, Acquisitions, for more information.

•A $31.3 million decrease in cash related to lower reimbursements from ATC for construction costs during 2020, compared with 2019. See Note 21, Investment in Transmission Affiliates, for more information.

•A $17.3 million decrease in proceeds received from the sale of assets and businesses during 2020, compared with 2019. See Note 3, Dispositions, for more information.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of an 80% ownership interest in Upstream in January 2019 for $268.2 million, which is net of cash and restricted cash acquired of $9.2 million. See Note 2, Acquisitions, for more information.

•A $31.4 million increase in cash related to lower capital contributions to transmission affiliates during 2020, compared with 2019. See Note 21, Investment in Transmission Affiliates, for more information.

•A $23.2 million increase in cash related to insurance proceeds received for property damage during 2020. See Note 7, Property, Plant, and Equipment, for more information.

•A $22.0 million decrease in cash paid for capital expenditures during 2020, compared with 2019, which is discussed in more detail below.

•An $18.2 million net increase in restricted cash during 2020, compared with 2019, due to a $56.0 million increase in the proceeds received from the sale of investments held in the Integrys rabbi trust, partially offset by $37.8 million in purchases of investments held in the rabbi trust in 2020.

2020 Form 10-K	60	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the years ended December 31 were as follows:

Reportable Segment (in millions)	2020	2019	Change in 2020 Over 2019
Wisconsin	$1,382.4	$1,378.6	$3.8
Illinois	652.7	624.9	27.8
Other states	144.3	109.1	35.2
Non-utility energy infrastructure	26.3	121.7	(95.4)
Corporate and other	33.1	26.5	6.6
Total capital expenditures	$2,238.8	$2,260.8	$(22.0)

2020 Compared with 2019

The increase in cash paid for capital expenditures at the Wisconsin segment during 2020, compared with 2019, was primarily driven by an increase in capital expenditures related to Badger Hollow I, Badger Hollow II, the Solar Now program, and upgrades to WE's natural gas distribution system during 2020. These increases in cash paid for capital expenditures were partially offset by decreased capital expenditures related to Two Creeks, the construction of UMERC's natural gas-fired generation facilities in the Upper Peninsula of Michigan, upgrades to WG's natural gas distribution system, upgrades of automated meter reading devices, and various other software projects during 2020, compared with 2019.

The increase in cash paid for capital expenditures at the Illinois segment during 2020, compared with 2019, was driven by upgrades of automated meter reading devices, a higher number of meter replacements, and upgrades at the Manlove Gas Storage Field during 2020. These increases in cash paid for capital expenditures were partially offset by decreased capital expenditures on facilities projects in 2020.

The increase in cash paid for capital expenditures at the other states segment during 2020, compared with 2019, was primarily driven by MERC and MGU's installation of automated meter reading devices and a higher number of meter replacements during 2020. These increases in cash paid for capital expenditures were partially offset by decreased capital expenditures related to an expansion of MERC's gas distribution system during 2019.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during 2020, compared with 2019, was primarily driven by the construction of Coyote Ridge, most of which occurred in 2019 subsequent to its acquisition, and projects completed at the ERGS during 2019. See Note 2, Acquisitions, for more information. These decreases in cash paid for capital expenditures were partially offset by an increase in capital expenditures related to a compressor project for Bluewater during 2020.

See Capital Resources and Requirements – Capital Requirements – Capital Expenditures and Significant Capital Projects below for more information.

Financing Activities

2020 Compared with 2019

Net cash provided by financing activities increased $515.5 million during 2020, compared with 2019, driven by:

•A $1,215.4 million increase in cash due to $606.1 million of net borrowings of commercial paper during 2020, compared with $609.3 million of net repayments of commercial paper during 2019.

•A $478.6 million increase in cash due to higher issuances of long-term debt during 2020, compared with 2019.

•A $340.0 million increase in cash due to the issuance of a 364-day term loan during 2020, to enhance our liquidity position in response to the COVID-19 pandemic. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

•A $40.9 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during 2020, compared with 2019, to satisfy requirements of our stock-based compensation plans.

2020 Form 10-K	61	WEC Energy Group, Inc.

These increases in net cash provided by financing activities were partially offset by:

•A $1,406.9 million decrease in cash related to higher long-term debt repayments during 2020, compared with 2019.

•A $53.5 million decrease in cash due to higher dividends paid on our common stock during 2020, compared with 2019. In January 2020, our Board of Directors increased our quarterly dividend by $0.0425 per share (7.2%) effective with the March 2020 dividend payment.

•A $43.3 million decrease in cash due to the payment of make-whole premiums related to debt redemptions and higher issuance costs during 2020, compared with 2019.

•The acquisition of an additional 10% ownership interest in Upstream in April 2020 for $31.0 million. See Note 2, Acquisitions, for more information.

•A $23.2 million decrease in cash from stock options exercised during 2020, compared with 2019.

Significant Financing Activities

For more information on our financing activities, see Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt.

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

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations. In March 2020, in order to enhance our liquidity position in response to the COVID-19 pandemic and the ensuing volatility in the commercial paper market, WEC Energy Group entered into a $340 million 364-day term loan, which was used to pay down commercial paper. We expect to have sufficient liquidity to repay the term loan upon its maturity in March 2021. See Note 13, Short-Term Debt and Lines of Credit, for more information about these credit agreements.

2020 Form 10-K	62	WEC Energy Group, Inc.

The following table shows our capitalization structure as of December 31, 2020 and 2019, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

	2020		2019
(in millions)	Actual	Adjusted	Actual	Adjusted
Common shareholders' equity	$10,469.7	$10,719.7	$10,113.4	$10,363.4
Preferred stock of subsidiary	30.4	30.4	30.4	30.4
Long-term debt (including current portion)	12,513.9	12,263.9	11,904.2	11,654.2
Short-term debt	1,776.9	1,776.9	830.8	830.8
Total capitalization	$24,790.9	$24,790.9	$22,878.8	$22,878.8

Total debt	$14,290.8	$14,040.8	$12,735.0	$12,485.0

Ratio of debt to total capitalization	57.6%	56.6%	55.7%	54.6%

Included in long-term debt on our balance sheets as of December 31, 2020 and 2019, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

For a summary of the interest rates, maturity, and amounts of long-term debt outstanding on a consolidated basis, see Note 14, Long-Term Debt.

As described in Note 11, Common Equity, certain restrictions exist on the ability of our subsidiaries to transfer funds to us. We do not expect these restrictions to have any material effect on our operations or ability to meet our cash obligations.

At December 31, 2020, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

Working Capital

As of December 31, 2020, our current liabilities exceeded our current assets by $2,065.1 million. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

2020 Form 10-K	63	WEC Energy Group, Inc.

If we are unable to successfully take actions to continue to manage any impact from the COVID-19 pandemic, the credit rating agencies could place our or our subsidiaries’ credit ratings on negative outlook or downgrade our or our subsidiaries' credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us and our subsidiaries to issue future debt securities and certain other types of financing and could increase borrowing costs under our and our subsidiaries’ credit facilities.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

Capital Requirements

Contractual Obligations

We have the following contractual obligations and other commercial commitments as of December 31, 2020:

	Payments Due by Period (1)
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (2)	$20,566.7	$1,238.8	$1,731.3	$2,591.2	$15,005.4
Finance lease obligations (3)	151.1	10.6	7.0	3.2	130.3
Operating lease obligations (4)	46.0	4.5	8.9	8.1	24.5
Energy and transportation purchase obligations (5)	10,979.4	1,179.6	2,127.1	1,613.6	6,059.1
Purchase orders (6)	849.2	430.6	280.3	67.8	70.5
Pension and OPEB funding obligations (7)	43.4	13.7	29.7	—	—
Total contractual obligations	$32,635.8	$2,877.8	$4,184.3	$4,283.9	$21,289.8

(1)    The amounts included in the table are calculated using current market prices, forward curves, and other estimates.

(2)    Principal and interest payments on long-term debt (excluding finance lease obligations). The interest due on our variable rate debt is based on the interest rates that were in effect on December 31, 2020.

(3)    Finance lease obligations for power purchase commitments and land leases related to solar projects. This amount does not include We Power leases to WE which are eliminated upon consolidation. See Note 15, Leases, for more information.

(4)    Operating lease obligations for office space, land, and rail car leases. See Note 15, Leases, for more information.

(5)    Energy and transportation purchase obligations under various contracts for the procurement of fuel, power, gas supply, and associated transportation related to utility and non-utility operations.

(6)    Purchase obligations related to normal business operations, information technology, and other services. Also includes construction obligations related to Badger Hollow I and Badger Hollow II.

(7)    Obligations for pension and OPEB plans cannot reasonably be estimated beyond 2023.

The table above does not include liabilities related to the accounting treatment for uncertainty in income taxes because we are not able to make a reasonably reliable estimate as to the amount and period of related future payments at this time. For additional information regarding these liabilities, refer to Note 16, Income Taxes.

The table above also does not reflect estimated future payments related to the manufactured gas plant remediation liability of $532.9 million at December 31, 2020, as the amount and timing of payments are uncertain. We expect to incur costs annually to remediate these sites. See Note 24, Commitments and Contingencies, for more information about environmental liabilities.

AROs in the amount of $513.5 million are not included in the above table. Settlement of these liabilities cannot be determined with certainty, but we believe the majority of these liabilities will be settled in more than five years. See Note 9, Asset Retirement Obligations, for more information.

Obligations for utility operations have historically been included as part of the rate-making process and therefore are generally recoverable from customers.

2020 Form 10-K	64	WEC Energy Group, Inc.

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

(in millions)	2021	2022	2023
Wisconsin	$1,763.4	$1,844.6	$2,070.2
Illinois	573.9	581.8	660.9
Other states	98.4	106.8	92.5
Non-utility energy infrastructure	640.0	504.9	434.1
Corporate and other	17.1	10.1	3.7
Total	$3,092.8	$3,048.2	$3,261.4

WE, WPS, and WG continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers. WPS is also continuing work on the System Modernization and Reliability Project. This project includes modernizing parts of its electric distribution system, including burying or upgrading lines. The project focuses on constructing facilities to improve the reliability of electric service WPS provides to its customers. In 2021, WPS expects to invest approximately $50 million on this project at which time it will be substantially complete.

We are committed to investing in solar, wind, and battery storage. Below are examples of renewable projects that are proposed or currently underway.

•We have received approval to invest in 300 MW of utility-scale solar within our Wisconsin segment. WPS has partnered with an unaffiliated utility to construct two solar projects in Wisconsin. Two Creeks is located in Manitowoc County, Wisconsin, and Badger Hollow I is located in Iowa County, Wisconsin. WPS owns 100 MW of Two Creeks, which achieved commercial operation in November 2020, and will own 100 MW of Badger Hollow I for a total of 200 MW. Commercial operation is targeted for the second quarter of 2021 for Badger Hollow I. WPS's share of the cost of both projects is estimated to be approximately $260 million. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation of Badger Hollow II is targeted for December 2022.

•In February 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and features 200 MW of solar generation and 110 MW of battery storage. The joint applicants propose that WE would acquire a 75% ownership interest, WPS would acquire a 15% ownership interest, and the unaffiliated utility would acquire the remaining 10% ownership interest. If approved, WE and WPS' combined share of the cost of this project is estimated to be approximately $385 million with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, WE and WPS filed an application with the PSCW for approval to accelerate up to approximately $154 million in capital investments in BSGF and CCWP, to repower major components. Both projects are expected to be completed by the end of 2022.

WE is constructing approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, which was approved in a written order by the PSCW in June 2020, has been designated as the Lakeshore Lateral Project. The cost of the project is estimated to be between $174 and $180 million. Construction for the project began in December 2020, and the project is expected to be completed by the end of 2021.

WE and WG each plans to construct its own LNG facility. Subject to PSCW approval, each facility would provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. Commercial operation of the LNG facilities is targeted for the end of 2023.

2020 Form 10-K	65	WEC Energy Group, Inc.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2022 is between $280 million and $300 million. See Note 26, Regulatory Environment, for more information on the SMP.

The non-utility energy infrastructure segment line item in the table above includes WECI's planned investment in Thunderhead. See Note 2, Acquisitions, for more information on this wind project.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $45 million from 2021 through 2023. We do not expect to make any contributions to ATC Holdco during that period.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for information on the impacts to our capital projects as a result of the COVID-19 pandemic.

Common Stock Matters

For information related to our common stock matters, see Note 11, Common Equity.

On January 21, 2021, our Board of Directors increased our quarterly dividend to $0.6775 per share effective with the first quarter of 2021 dividend payment, an increase of 7.1%. This equates to an annual dividend of $2.71 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

Investments in Outside Trusts

We use outside trusts to fund our pension and certain OPEB obligations. These trusts had investments of approximately $4.2 billion as of December 31, 2020. These trusts hold investments that are subject to the volatility of the stock market and interest rates. We contributed $113.2 million and $65.9 million to our pension and OPEB plans in 2020 and 2019, respectively. Future contributions to the plans will be dependent upon many factors, including the performance of existing plan assets and long-term discount rates. For additional information, see Note 20, Employee Benefits.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 13, Short-Term Debt and Lines of Credit, Note 19, Guarantees, and Note 23, Variable Interest Entities.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There is still considerable uncertainty regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus, such as travel bans and restrictions, quarantines, limitations on business operations, and the timing of widespread availability of the vaccines. Although the shelter-in-place orders that were in effect for our service territories have expired, other orders limiting the capacity of various businesses have been adopted in some jurisdictions. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to spread and/or mutate. The effects of the COVID-19 pandemic and related government responses have significantly disrupted economic activity in our service territories. See Item 1A. Risk Factors for more information on our risks related to the COVID-19 pandemic.

2020 Form 10-K	66	WEC Energy Group, Inc.

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

In response to the factors discussed above, we have taken several steps to enhance our liquidity position. In March 2020, we entered into a $340 million, 364-day term loan, which was used to pay down commercial paper. Also, while not directly related to COVID-19, we have completed several long-term debt offerings and refinancings in 2020 in order to finance capital investment in accordance with our long-term capital plan and also to take advantage of the low interest rate environment. See Note 14, Long-Term Debt, for more information on recent borrowing activity.

Our overall liquidity position remains strong. As of December 31, 2020, we had approximately $1.4 billion available under our credit facilities, providing sufficient backing for our commercial paper program.

Pensions and Other Benefits

Our pension and OPEB plans were well funded at December 31, 2020, with total plan assets exceeding total benefit obligations by $273.9 million. There has been significant volatility in global capital markets during the COVID-19 pandemic, although the market losses seen during the early stages of the pandemic in the first quarter of 2020 reversed course throughout the remainder of the year in response to government stimulus and relief efforts and the gradual reopening of businesses. During the year ended December 31, 2020, we recognized a $451.2 million increase in the value of long-term investments held in our pension and OPEB plan trusts as gains recognized during the last three quarters of 2020 more than offset first quarter losses.

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, could cause a higher percentage of accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by regulatory mechanisms and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we have experienced has resulted in higher working capital requirements. At December 31, 2020, accounts receivables, net of reserves for credit losses, that were greater than 90 days past due, totaled $122.8 million, a $38.6 million increase compared to December 31, 2019.

Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 26, Regulatory Environment, for more information on these orders.

2020 Form 10-K	67	WEC Energy Group, Inc.

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

The timing of Badger Hollow I has been impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 to the second quarter of 2021 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote work policies where appropriate. We have activated an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

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

Regulatory Environment

Our utilities have taken actions to ensure that essential utility services are available to customers in their service territories during the COVID-19 pandemic. In addition, the PSCW, the ICC, the MPUC, and the MPSC have all issued written orders regarding certain measures required in their respective jurisdictions. See Note 26, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

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

2020 Form 10-K	68	WEC Energy Group, Inc.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2020, our regulatory assets were $3,544.1 million, and our regulatory liabilities were $3,979.1 million.

Due to the Tax Legislation, our regulated utilities remeasured their deferred taxes and recorded a tax benefit of $2,529 million. Our utilities have been returning this tax benefit to ratepayers through refunds, bill credits, riders, and reductions to other regulatory assets, which we expect to continue. See Note 16, Income Taxes, and Note 26, Regulatory Environment, for more information.

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of December 31, 2020, we had not received any significant disallowances of the costs incurred for this project. WPS and MERC received approval to recover these costs in their most recent rate orders; however, the costs incurred for this project in our other regulatory jurisdictions are still subject to approval by the applicable regulators.

•In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2020, PGL filed its 2019 reconciliation with the ICC, which, along with the 2018, 2017, and 2016 reconciliations, are still pending. As of December 31, 2020, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 26, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

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

Higher commodity costs can increase our working capital requirements, result in higher gross receipts taxes, and lead to increased energy efficiency investments by our customers to reduce utility usage and/or fuel substitution. Higher commodity costs combined with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. See Note 5, Credit Losses, for more information on riders and other mechanisms that allow for cost recovery or refund of uncollectible expense.

Due to the cold temperatures, wind, snow and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven higher than our normal winter weather expectations. In aggregate, we estimate that the total increase was between $300 million and $350 million as of February 25, 2021. All of our utilities have regulatory mechanisms in place for recovering all prudently incurred gas costs. In addition, we have adequate liquidity and access to capital markets to manage any short-term increase in working capital resulting from the lag in recovery. For information on the GCRMs, see Note 1(d), Operating Revenues.

2020 Form 10-K	69	WEC Energy Group, Inc.

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during 2020 and 2019, as measured by degree days, may be found in Results of Operations.

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

Based on the variable rate debt outstanding at December 31, 2020 and December 31, 2019, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $20.3 million and $10.8 million in 2020 and 2019, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2020	Expected Return on Assets in 2021
Pension trust funds	$3,225.0	6.87%
OPEB trust funds	$951.4	7.00%

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

2020 Form 10-K	70	WEC Energy Group, Inc.

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

Michigan

Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. As a result, some of our small retail customers have switched to an alternative electric supplier. At December 31, 2020, Michigan law limited customer choice to 10% of an electric utility's Michigan retail load. Our iron ore mine customer, Tilden, is exempt from this 10% cap based on current law, but Tilden is required under a long-term agreement to purchase electric power from UMERC through March 2039. In addition, certain load increases by facilities already using an alternative electric supplier can still be serviced by their alternative electric supplier, when various conditions exist, even if the cap has already been met. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

Natural Gas Utility Industry

We offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Since these transportation customers continue to use our distribution systems to transport natural gas to their facilities, we earn distribution revenues from them. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is substantially offset by an equal reduction to natural gas costs.

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

2020 Form 10-K	71	WEC Energy Group, Inc.

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

An interstate pipeline may seek to provide transportation service directly to our Illinois end users, which would bypass our natural gas transportation service. However, PGL and NSG have bypass tariffs approved by the ICC, which allow them to negotiate rates with customers that are potential bypass candidates to help ensure that such customers continue to use their transportation service.

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

Michigan

The option to choose a third-party natural gas supplier has been provided to UMERC’s natural gas customers (formerly WPS’s Michigan natural gas customers) since the late 1990s and MGU's customers since 2005. We are not required by the MPSC or state law to make this choice option available to customers, but since this option is currently provided to our Michigan customers, we would need MPSC approval to eliminate it.

Environmental Matters

See Note 24, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Tax Cuts and Jobs Act of 2017

In December 2017, the Tax Legislation was signed into law. During 2018, 2019, and 2020, the PSCW and the MPSC issued written orders regarding how to refund certain tax savings from the Tax Legislation to our ratepayers in Wisconsin and Michigan, respectively. The various remaining impacts of the Tax Legislation on our Wisconsin operations were addressed in the rate orders issued by the PSCW in December 2019. The MPSC also approved a settlement in May 2018 with Tilden that addressed all base rate impacts of the Tax Legislation, and the FERC approved the revised formula rate tariffs for WPS and WE that incorporated the impacts on the Tax Legislation in July 2019 and August 2020, respectively. In addition, the ICC approved the VITA in Illinois during April 2018, and, in Minnesota, the MPUC included the various impacts of the Tax Legislation in MERC's final 2018 rate order. See Note 26, Regulatory Environment, for more information on the state commissions' responses to the Tax Legislation.

2020 Form 10-K	72	WEC Energy Group, Inc.

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

On May 21, 2020, the FERC issued an order (May 2020 Order) that granted in part and denied in part the requests to rehear the November 2019 Order. In the May 2020 Order, the FERC made additional revisions to its base ROE methodology, including adding the use of the risk premium model. As discussed below, the additional revisions made by the FERC increased ATC's base ROE authorized in the November 2019 Order on a going-forward basis. Various parties filed requests to rehear certain parts of the May 2020 Order with the FERC, but the FERC issued an order in response to the rehearing requests during November 2020 (November 2020 Order) that confirmed the ROE authorized in the May 2020 Order. Petitions for review of the November 2019 Order, relevant parts of the May 2020 Order, and the November 2020 Order have also been filed with the D.C. Circuit Court of Appeals.

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

ATC is required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through November 19, 2020. As a result, ATC is expected to continue providing WE and WPS with refunds related to the transmission costs they paid during the two refund periods through the end of September 2021. These refunds are being applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

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

Due to the various outstanding petitions related to the November 2019 Order, May 2020 Order, and November 2020 Order, refunds could still be required for the second complaint period. Therefore, our financials continue to reflect a liability of $39.1 million, reducing our equity earnings from ATC. This liability is based on a 10.52% ROE for the second complaint period. If it is ultimately determined that a refund is required for the second complaint period, we would not expect any such refund to have a material impact on our financial statements or results of operations in the future. In addition, WE and WPS would be entitled to receive a portion of the refund from ATC for the benefit of their customers.

2020 Form 10-K	73	WEC Energy Group, Inc.

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

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2020, we had $3,544.1 million in regulatory assets and $3,979.1 million in regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information.

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

2020 Form 10-K	74	WEC Energy Group, Inc.

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

Our reporting units had the following goodwill balances at July 1, 2020:

(in millions, except percentages)	Goodwill	Percentage of Total Goodwill
Wisconsin	$2,104.3	68.9%
Illinois	758.7	24.9%
Other states	183.2	6.0%
Non-utility energy infrastructure	6.6	0.2%
Total goodwill	$3,052.8	100.0%

See Note 10, Goodwill and Intangibles, for more information.

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

The Pleasant Prairie power plant, Pulliam Units 7 and 8, and the jointly-owned Edgewater 4 generating unit were retired during 2018. PIPP was retired during 2019. Effective with the rate orders issued by the PSCW in December 2019, WE and WPS received approval to collect a return of and on the entire net book value of the retired generating units, excluding the Pleasant Prairie power plant. WE will collect a full return of the net book value of the Pleasant Prairie power plant, and a return on all but $100 million of the net book value. In accordance with its PSCW rate order received in December 2019, WE filed an application with the PSCW on July 20, 2020 requesting a financing order to securitize the remaining $100 million of the Pleasant Prairie power plant's book value related to certain environmental controls, plus the carrying costs accrued on the $100 million during the securitization process and related fees. On November 17, 2020, the PSCW issued a written order approving the application. See Note 6, Regulatory Assets and Liabilities, and Note 26, Regulatory Environment, for more information on our retired generating units, including various approvals we received from the FERC and the PSCW.

2020 Form 10-K	75	WEC Energy Group, Inc.

Pension and Other Postretirement Employee Benefits

The costs of providing non-contributory defined pension benefits and OPEB, described in Note 20, Employee Benefits, are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2020 Pension Cost
Discount rate	(0.5)	$232.2	$21.7
Discount rate	0.5	(198.7)	(17.8)
Rate of return on plan assets	(0.5)	N/A	13.7
Rate of return on plan assets	0.5	N/A	(13.7)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2020 Postretirement Benefit Cost
Discount rate	(0.5)	$36.0	$3.9
Discount rate	0.5	(31.2)	(3.3)
Health care cost trend rate	(0.5)	(18.8)	(4.1)
Health care cost trend rate	0.5	21.6	4.7
Rate of return on plan assets	(0.5)	N/A	4.3
Rate of return on plan assets	0.5	N/A	(4.3)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.87% in 2020, and 7.12% in 2019 and 2018. The actual rate of return on pension plan assets, net of fees, was 12.65%, 18.89%, and (4.30)%, in 2020, 2019, and 2018, respectively.

In selecting assumed health care cost trend rates, past performance and forecasts of health care costs are considered. For more information on health care cost trend rates and a table showing future payments that we expect to make for our pension and OPEB, see Note 20, Employee Benefits.

Unbilled Revenues

We record utility operating revenues when energy is delivered to our customers. However, the determination of energy sales to individual customers is based upon the reading of their meters, which occurs on a systematic basis throughout the month. At the

2020 Form 10-K	76	WEC Energy Group, Inc.

end of each month, amounts of energy delivered to customers since the date of their last meter reading are estimated and corresponding unbilled revenues are calculated. This unbilled revenue is estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Significant fluctuations in energy demand for the unbilled period or changes in the composition of customer classes could impact the accuracy of the unbilled revenue estimate. Total utility operating revenues during 2020 of approximately $7.2 billion included unbilled utility revenues of $499.5 million as of December 31, 2020.

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

Significant management judgment is required in determining our provision for income taxes, deferred income tax assets and liabilities, the liability for unrecognized tax benefits, and any valuation allowance recorded against deferred income tax assets. The assumptions involved are supported by historical data, reasonable projections, and interpretations of applicable tax laws and regulations across multiple taxing jurisdictions. Significant changes in these assumptions could have a material impact on our financial condition and results of operations. See Note 1(q), Income Taxes, and Note 16, Income Taxes, for a discussion of accounting for income taxes.

We expect our 2021 annual effective tax rate to be between 13% and 14%, which includes an estimated 6% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the 2019 Wisconsin rate orders. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 19% and 20%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks, as well as Note 1(r), Fair Value Measurements, Note 1(s), Derivative Instruments, and Note 19, Guarantees, for information concerning potential market risks to which we are exposed.

2020 Form 10-K	77	WEC Energy Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEC Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Assets and Liabilities – Impact of rate regulation on financial statements – Refer to Notes 6 and 26 to the financial statements

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

2020 Form 10-K	78	WEC Energy Group, Inc.

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

While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred. The Company had $3,544 million and $3,979 million of regulatory assets and liabilities, respectively, as of December 31, 2020.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following procedures, among others:

•We tested the effectiveness of management’s controls over regulatory assets and liabilities, including management’s controls over the identification of costs recorded as regulatory assets and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We inquired of Company management and independently obtained and read: (1) relevant regulatory orders issued by the Commissions for the Company and other public utilities in each respective state, (2) company filings, (3) filings made by intervenors and (4) other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. To assess completeness, we evaluated the information obtained and compared it to management’s recorded regulatory asset and liability balances.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We obtained management’s analysis regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2021

We have served as the Company's auditor since 2002.

2020 Form 10-K	79	WEC Energy Group, Inc.

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEC Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 25, 2021

2020 Form 10-K	80	WEC Energy Group, Inc.

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions, except per share amounts)	2020	2019	2018
Operating revenues	$7,241.7	$7,523.1	$7,679.5

Operating expenses
Cost of sales	2,319.5	2,678.8	2,897.9
Other operation and maintenance	2,032.2	2,184.8	2,270.5
Depreciation and amortization	975.9	926.3	845.8
Property and revenue taxes	208.0	201.8	196.9
Total operating expenses	5,535.6	5,991.7	6,211.1

Operating income	1,706.1	1,531.4	1,468.4

Equity in earnings of transmission affiliates	175.8	127.6	136.7
Other income, net	79.5	102.2	70.3
Interest expense	493.7	501.5	445.1
Loss on debt extinguishment	38.4	—	—
Other expense	(276.8)	(271.7)	(238.1)

Income before income taxes	1,429.3	1,259.7	1,230.3
Income tax expense	227.9	125.0	169.8
Net income	1,201.4	1,134.7	1,060.5

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Net (income) loss attributed to noncontrolling interests	(0.3)	0.5	—
Net income attributed to common shareholders	$1,199.9	$1,134.0	$1,059.3

Earnings per share
Basic	$3.80	$3.60	$3.36
Diluted	$3.79	$3.58	$3.34

Weighted average common shares outstanding
Basic	315.4	315.4	315.5
Diluted	316.5	316.7	316.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2020 Form 10-K	81	WEC Energy Group, Inc.

C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2020	2019	2018
Net income	$1,201.4	$1,134.7	$1,060.5

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative loss, net of tax benefit of $1.6, $1.3, and $0.8, respectively	(4.3)	(3.5)	(2.1)
Reclassification of net (gain) loss to net income, net of tax	1.5	(0.8)	(1.2)
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	1.6
Cash flow hedges, net	(2.8)	(4.3)	(1.7)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax expense (benefit) of $(0.2), $1.0, and $(1.2), respectively	(0.5)	2.6	(3.1)
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.6	0.2	0.3
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	(1.0)
Defined benefit plans, net	0.1	2.8	(3.8)

Other comprehensive loss, net of tax	(2.7)	(1.5)	(5.5)

Comprehensive income	1,198.7	1,133.2	1,055.0

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Comprehensive (income) loss attributed to noncontrolling interests	(0.3)	0.5	—
Comprehensive income attributed to common shareholders	$1,197.2	$1,132.5	$1,053.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2020 Form 10-K	82	WEC Energy Group, Inc.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$24.8	$37.5
Accounts receivable and unbilled revenues, net of reserves of $220.1 and $140.0, respectively	1,202.8	1,176.5
Materials, supplies, and inventories	528.6	549.8
Prepayments	263.4	261.8
Other	63.4	68.0
Current assets	2,083.0	2,093.6

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,364.7 and $8,878.7, respectively	25,707.4	23,620.1
Regulatory assets	3,524.1	3,506.7
Equity investment in transmission affiliates	1,764.3	1,720.8
Goodwill	3,052.8	3,052.8
Other	896.5	957.8
Long-term assets	34,945.1	32,858.2
Total assets	$37,028.1	$34,951.8

Liabilities and Equity
Current liabilities
Short-term debt	$1,776.9	$830.8
Current portion of long-term debt	785.8	693.2
Accounts payable	880.7	908.1
Accrued payroll and benefits	174.0	199.8
Other	530.7	550.8
Current liabilities	4,148.1	3,182.7

Long-term liabilities
Long-term debt	11,728.1	11,211.0
Deferred income taxes	4,059.8	3,769.3
Deferred revenue, net	412.2	497.1
Regulatory liabilities	3,928.1	3,992.8
Environmental remediation liabilities	532.9	589.2
Pension and OPEB obligations	327.0	326.2
Other	1,229.4	1,128.9
Long-term liabilities	22,217.5	21,514.5

Commitments and contingencies (Note 24)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,143.7	4,186.6
Retained earnings	6,329.6	5,927.7
Accumulated other comprehensive loss	(6.8)	(4.1)
Common shareholders' equity	10,469.7	10,113.4

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	162.4	110.8
Total liabilities and equity	$37,028.1	$34,951.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2020 Form 10-K	83	WEC Energy Group, Inc.

E. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2020	2019	2018
Operating activities
Net income	$1,201.4	$1,134.7	$1,060.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	975.9	926.3	845.8
Deferred income taxes and ITCs, net	209.4	162.9	297.3
Contributions and payments related to pension and OPEB plans	(113.2)	(65.9)	(77.6)
Equity income in transmission affiliates, net of distributions	(29.1)	(2.9)	(18.6)
Change in –
Accounts receivable and unbilled revenues, net	16.1	98.2	23.5
Materials, supplies, and inventories	21.2	(1.5)	(8.8)
Other current assets	13.4	(7.1)	(10.0)
Accounts payable	(61.3)	1.5	110.6
Other current liabilities	(41.2)	78.7	(67.6)
Other, net	3.4	20.6	290.4
Net cash provided by operating activities	2,196.0	2,345.5	2,445.5

Investing activities
Capital expenditures	(2,238.8)	(2,260.8)	(2,115.7)
Acquisition of Blooming Grove, net of restricted cash acquired of $24.1	(364.6)	—	—
Acquisition of Tatanka Ridge	(239.9)	—	—
Acquisition of Upstream, net of cash and restricted cash acquired of $9.2	—	(268.2)	—
Acquisition of Bishop Hill III, net of restricted cash acquired of $4.5	—	—	(162.9)
Acquisition of Forward Wind Energy Center	—	—	(77.1)
Acquisition of Coyote Ridge	—	—	(61.4)
Capital contributions to transmission affiliates	(21.2)	(52.6)	(53.5)
Proceeds from the sale of assets and businesses	20.3	37.6	12.1
Proceeds from the sale of investments held in rabbi trust	56.2	0.2	118.6
Purchase of investments held in rabbi trust	(37.8)	—	(65.0)
Reimbursement for ATC's construction costs	1.1	32.4	—
Insurance proceeds received for property damage	23.2	—	—
Other, net	(5.3)	16.5	20.5
Net cash used in investing activities	(2,806.8)	(2,494.9)	(2,384.4)

Financing activities
Exercise of stock options	43.8	67.0	29.1
Purchase of common stock	(99.2)	(140.1)	(72.4)
Dividends paid on common stock	(798.0)	(744.5)	(697.3)
Issuance of long-term debt	2,373.6	1,895.0	1,740.0
Retirement of long-term debt	(1,767.0)	(360.1)	(953.3)
Issuance of short-term loan	340.0	—	—
Change in other short-term debt	606.1	(609.3)	(4.5)
Payments for debt extinguishment and issuance costs	(55.8)	(12.5)	(9.5)
Purchase of additional ownership interest in Upstream from noncontrolling interest	(31.0)	—	—
Other, net	(11.4)	(9.9)	(5.7)
Net cash provided by financing activities	601.1	85.6	26.4

Net change in cash, cash equivalents, and restricted cash	(9.7)	(63.8)	87.5
Cash, cash equivalents, and restricted cash at beginning of year	82.3	146.1	58.6
Cash, cash equivalents, and restricted cash at end of year	$72.6	$82.3	$146.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2020 Form 10-K	84	WEC Energy Group, Inc.

F. CONSOLIDATED STATEMENTS OF EQUITY

	WEC Energy Group Common Shareholders' Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
(in millions, except per share amounts)
Balance at December 31, 2017	$3.2	$4,278.5	$5,176.8	$2.9	$9,461.4	$30.4	$—	$9,491.8
Net income attributed to common shareholders	—	—	1,059.3	—	1,059.3	—	—	1,059.3
Other comprehensive loss	—	—	—	(6.1)	(6.1)	—	—	(6.1)
Common stock dividends of $2.21 per share	—	—	(697.3)	—	(697.3)	—	—	(697.3)
Exercise of stock options	—	29.1	—	—	29.1	—	—	29.1
Purchase of common stock	—	(72.4)	—	—	(72.4)	—	—	(72.4)
Cumulative effect adjustment from ASU 2018-02 adoption	—	—	(0.6)	0.6	—	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	—	—	23.8	23.8
Stock-based compensation and other	—	14.9	—	—	14.9	—	(0.4)	14.5
Balance at December 31, 2018	$3.2	$4,250.1	$5,538.2	$(2.6)	$9,788.9	$30.4	$23.4	$9,842.7
Net income attributed to common shareholders	—	—	1,134.0	—	1,134.0	—	—	1,134.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive loss	—	—	—	(1.5)	(1.5)	—	—	(1.5)
Common stock dividends of $2.36 per share	—	—	(744.5)	—	(744.5)	—	—	(744.5)
Exercise of stock options	—	67.0	—	—	67.0	—	—	67.0
Purchase of common stock	—	(140.1)	—	—	(140.1)	—	—	(140.1)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	69.0	69.0
Capital contributions from noncontrolling interest	—	—	—	—	—	—	21.0	21.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.1)	(2.1)
Stock-based compensation and other	—	9.6	—	—	9.6	—	—	9.6
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	1,199.9	—	1,199.9	—	—	1,199.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	(2.7)	(2.7)	—	—	(2.7)
Common stock dividends of $2.53 per share	—	—	(798.0)	—	(798.0)	—	—	(798.0)
Exercise of stock options	—	43.8	—	—	43.8	—	—	43.8
Purchase of common stock	—	(99.2)	—	—	(99.2)	—	—	(99.2)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	—	—	—	—	(31.0)	(31.0)
Acquisition of noncontrolling interests	—	—	—	—	—	—	85.0	85.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.7)	(2.7)
Stock-based compensation and other	—	12.5	—	—	12.5	—	—	12.5
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2020 Form 10-K	85	WEC Energy Group, Inc.

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—WEC Energy Group serves approximately 1.6 million electric customers and 3.0 million natural gas customers, and owns approximately 60% of ATC.

As used in these notes, the term "financial statements" refers to the consolidated financial statements. This includes the income statements, statements of comprehensive income, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. On our financial statements, we consolidate our majority-owned subsidiaries and reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheet as of December 31, 2020 related to the minority interests at Bishop Hill III, Coyote Ridge, Upstream, Blooming Grove, and Tatanka Ridge held by third parties.

Our financial statements include the accounts of WEC Energy Group, a diversified energy holding company, and the accounts of our subsidiaries in the following reportable segments:

•Wisconsin segment – Consists of WE, WPS, and WG, which are engaged primarily in the generation of electricity and the distribution of electricity and natural gas in Wisconsin; and UMERC, which generates electricity and distributes electricity and natural gas to customers located in the Upper Peninsula of Michigan.

•Illinois segment – Consists of PGL and NSG, which are engaged primarily in the distribution of natural gas in Illinois.

•Other states segment – Consists of MERC and MGU, which are engaged primarily in the distribution of natural gas in Minnesota and Michigan, respectively.

•Electric transmission segment – Consists of our approximate 60% ownership interest in ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions, and our approximate 75% ownership interest in ATC Holdco, which invests in transmission-related projects outside of ATC's traditional footprint.

•Non-utility energy infrastructure segment – Consists of We Power, which is principally engaged in the ownership of electric power generating facilities for long-term lease to WE, and Bluewater, which owns underground natural gas storage facilities in Michigan. WECI, which holds our ownership interests in several wind generating facilities, is also included in this segment. See Note 2, Acquisitions, for more information on the WECI wind generating facilities.

•Corporate and other segment – Consists of the WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, WBS, and PDL. See Note 3, Dispositions, for more information on the sale of our remaining PDL solar facilities.

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

Our financial statements also reflect our proportionate interests in certain jointly owned utility facilities. See Note 8, Jointly Owned Utility Facilities, for more information.

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

(c) Cash and Cash Equivalents—Cash and cash equivalents include marketable debt securities with an original maturity of three months or less.

2020 Form 10-K	86	WEC Energy Group, Inc.

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

The transaction price of the performance obligations for residential and commercial and industrial customers is valued using the rates, charges, terms, and conditions of service included in the tariffs of our regulated electric utilities, which have been approved by state regulators. These rates often have a fixed component customer charge and a usage-based variable component charge. We recognize revenue for the fixed component customer charge monthly using a time-based output method. We recognize revenue for the usage-based variable component charge using an output method based on the quantity of electricity delivered each month. Our retail electric rates in Wisconsin include base amounts for fuel and purchased power costs, which also impact our revenues. The electric fuel rules set by the PSCW allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. Our electric utilities monitor the deferral of under-collected costs to ensure that it does not cause them to earn a greater ROE than authorized by the PSCW. In contrast, the rates of our Michigan retail electric customers include recovery of fuel and purchased power costs on a one-for-one basis. In addition, the Wisconsin residential tariffs of WE and WPS include a mechanism for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. See Note 26, Regulatory Environment, for more information on how COVID-19 has affected the cost recovery mechanisms for our utility companies.

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

2020 Form 10-K	87	WEC Energy Group, Inc.

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

The tariffs of our natural gas utilities include various rate mechanisms that allow them to recover or refund changes in prudently incurred costs from rate case-approved amounts. The rates for all of our natural gas utilities include one-for-one recovery mechanisms for natural gas commodity costs. We defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year. In addition, the rates of PGL and NSG, and the residential tariffs of WE, WPS, and WG, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The rates of PGL and NSG include riders for cost recovery of both environmental cleanup costs, energy conservation and management program costs, and income tax expense changes resulting from the Tax Legislation. Finally, PGL's rates include a cost recovery mechanism for SMP costs, and similarly, MERC's rates include a rider to recover costs incurred to replace or modify natural gas facilities. See Note 26, Regulatory Environment, for more information on how COVID-19 has affected the cost recovery mechanisms for our company.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WPS, and WG, and provides service to several unaffiliated customers. All amounts associated with services provided to affiliates have been eliminated at the consolidated level.

Other Non-Utility Operating Revenues

Wind generation revenues from WECI's ownership interests in wind generation facilities continued to grow with new acquisitions in 2020. See Note 2, Acquisitions, for more information on Blooming Grove and Tatanka Ridge, as well as the acquisition of other wind parks. Most of these wind generation facilities have offtake agreements with unaffiliated third parties for all of the energy to be produced by the facility, some of which are bundled with capacity and RECs. We consider bundled energy, capacity and RECs within these offtake agreements to be distinct performance obligations as each are often transacted separately in the marketplace. When

2020 Form 10-K	88	WEC Energy Group, Inc.

recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Revenue from the sale of this renewable energy is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of the renewable generation facility and conveys the ability to call on the wind facility to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis. The performance obligation for RECs is recognized at a point-in-time; however, the timing of revenue recognition is the same, as the generation of renewable energy and sale of RECs occur concurrently.

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, and we continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE. During 2020, 2019, and 2018 we recorded $22.9 million, $25.4 million, and $25.3 million, respectively, of revenues related to these deferred carrying costs. These contract liabilities are presented as deferred revenue, net on our balance sheets.

Non-utility operating revenues are also derived from servicing appliances for customers at MERC. These contracts customarily have a duration of one year or less and consist of a single performance obligation satisfied over time. We use a time-based output method to recognize revenues monthly for the service fee.

Revenues from distributed renewable solar projects consist primarily of sales of renewable energy and solar RECs generated by PDL. The sale of solar RECs is a distinct performance obligation as they are often sold separately from the renewable energy generated. Although the performance obligation for the sale of renewable energy is recognized over time and the performance obligation for solar RECs is recognized at a point-in-time, the timing of revenue recognition is the same, as the generation of renewable energy and sales of solar RECs occur concurrently. See Note 3, Dispositions, for more information on the sale of our remaining PDL solar facilities.

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

Below is a summary of the alternative revenue programs at our utilities:

•The rates of PGL, NSG, and MERC include decoupling mechanisms. These mechanisms differ by state and allow the utilities to recover or refund the differences between actual and authorized margins for certain customer classes. See Note 26, Regulatory Environment, for more information.
•PGL and NSG were authorized to implement a SPC rider for the recovery of incremental direct costs resulting from the COVID-19 pandemic, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs. See Note 26, Regulatory Environment, for more information.
•MERC’s rates include a conservation improvement program rider, which includes a financial incentive for meeting energy savings goals.
•WE and WPS provide wholesale electric service to customers under market-based rates and FERC formula rates. The customer is charged a base rate each year based upon a formula using prior year actual costs and customer demand. A true-up is calculated based on the difference between the amount billed to customers for the demand component of their rates and what the actual cost of service was for the year. The true-up can result in an amount that we will recover from or refund to the customer. We consider the true-up portion of the wholesale electric revenues to be alternative revenues.

2020 Form 10-K	89	WEC Energy Group, Inc.

(e) Credit Losses—The following discussion includes our significant accounting policies related to credit losses. For additional required disclosures on credit losses, see Note 5, Credit Losses.

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

We have an accounts receivable and unbilled revenue balance associated with our non-utility energy infrastructure segment, related to the sale of electricity from our majority-owned wind generating facilities through agreements with several large high credit quality counterparties. At the corporate and other segment, we had an accounts receivable and unbilled revenue balance at the beginning of 2020 related to the PDL residential solar facilities, which were sold in November 2020. See Note 3, Dispositions, for more information.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 26, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

(f) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2020	2019
Natural gas in storage	$224.9	$227.7
Materials and supplies	218.1	234.2
Fossil fuel	85.6	87.9
Total	$528.6	$549.8

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. Inventories stated on a LIFO basis represented approximately 22% and 19% of total inventories at December 31, 2020 and 2019, respectively. The estimated replacement cost of natural gas in inventory at December 31, 2020 and 2019, exceeded the LIFO cost by $31.5 million and $9.8 million, respectively. In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per Dth of $2.31 at December 31, 2020, and $1.95 at December 31, 2019.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

2020 Form 10-K	90	WEC Energy Group, Inc.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Annual utility composite depreciation rates are shown below:

Annual Utility Composite Depreciation Rates	2020	2019	2018
WE	3.19%	3.11%	3.18%
WPS	2.63%	2.44%	2.50%
WG	2.33%	2.29%	2.30%
PGL	3.16%	3.20%	3.25%
NSG	2.48%	2.48%	2.45%
MERC (1)	2.47%	2.33%	1.95%
MGU	2.67%	2.54%	2.61%
UMERC	2.97%	2.87%	2.50%

(1)    The 2018 rate reflects the impact of a new depreciation study approved by the MPUC in May 2018. The rates approved were effective retroactive to January 2017. An approximate $1.4 million reduction in depreciation expense was recorded in 2018 related to this depreciation study.

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

See Note 7, Property, Plant, and Equipment, for more information.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC – Debt) used during plant construction, and a return on shareholders' capital (AFUDC – Equity) used for construction purposes. AFUDC – Debt is recorded as a reduction of interest expense, and AFUDC – Equity is recorded in other income, net.

2020 Form 10-K	91	WEC Energy Group, Inc.

The majority of AFUDC is recorded at WE, WPS, WBS, WG, and UMERC. Approximately 50% of WE's, WPS's, WG's, UMERC's, and WBS's retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. The AFUDC calculation for WBS uses the WPS AFUDC retail rate, while our utilities' AFUDC rates are determined by their respective state commissions, each with specific requirements. Based on these requirements, our utilities did not record significant AFUDC for 2020, 2019, or 2018. Average AFUDC rates are shown below:

	2020
	Average AFUDC Retail Rate	Average AFUDC Wholesale Rate
WE	8.68%	5.39%
WPS	7.55%	5.59%
WG	8.32%	N/A
UMERC	6.28%	N/A
WBS	7.55%	N/A

Our regulated utilities and WBS recorded the following AFUDC for the years ended December 31:

(in millions)	2020	2019	2018
AFUDC – Debt
WE	$2.6	$1.5	$1.5
WPS	4.6	2.4	1.9
WG	0.6	0.5	0.2
UMERC	—	1.3	2.4
WBS	0.1	0.1	0.2
Other	0.1	0.1	0.7
Total AFUDC – Debt	$8.0	$5.9	$6.9

AFUDC – Equity
WE	$7.0	$3.7	$3.9
WPS	11.8	5.7	4.6
WG	1.6	1.3	0.6
UMERC	0.1	3.3	5.4
WBS	0.2	0.2	0.6
Other	0.2	0.2	0.1
Total AFUDC – Equity	$20.9	$14.4	$15.2

(j) Cloud Computing Hosting Arrangements that are Service Contracts—We have entered into several cloud computing arrangements that are hosted service contracts as part of projects related to the continuous transformation of technology. These projects include, among other things, developing a centralized repository for data to improve analytics and reporting, targeted ERP systems, a project management tool, and a power generation employee scheduling system. We present prepaid hosting fees that are service contracts in either prepayments or other long-term assets on our balance sheets and amortize them as the hosting services are received. Amortization expense, as well as the fees associated with the hosting arrangements, is recorded in other operation and maintenance expense on our income statements.

At December 31, 2020, we had $1.8 million of capitalized implementation costs related to cloud computing arrangements that are hosted service contracts. We amortize the implementation costs on a straight-line basis over the cloud computing service arrangement term once the component of the hosted service is ready for its intended use. Amortization for the year ended December 31, 2020 was not significant. The presentation of the implementation costs, along with the related amortization, follows the prepaid hosting fees.

(k) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual impairment test at all of our reporting units that carry a goodwill balance. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit's net assets exceeds the reporting unit's fair value. An impairment loss is recorded for the excess of the carrying amount of the goodwill over its implied fair value. See Note 10, Goodwill and Intangibles, for more information.

2020 Form 10-K	92	WEC Energy Group, Inc.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. These assessments require significant assumptions and judgments by management. Long-lived assets that would be subject to an impairment assessment generally include any assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future, as well as assets within nonregulated operations that are proposed to be sold or are currently generating operating losses. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset.

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets the applicable criteria to be considered probable of abandonment, and the unit has been abandoned, we assess the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery as well as a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss may be required. An impairment loss would be recorded if the remaining net book value of the generating unit is greater than the present value of the amount expected to be recovered from ratepayers, using an incremental borrowing rate. See Note 6, Regulatory Assets and Liabilities, for more information.

We periodically assess the recoverability of equity method investments when factors indicate the carrying amount of such assets may be impaired. Equity method investments are assessed for impairment by comparing the fair values of these investments to their carrying amounts if a fair value assessment was completed or by reviewing for the presence of impairment indicators. If an impairment exists, and it is determined to be other-than-temporary, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the investment's fair value.

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

(m) Intangible Liabilities—Our finite-lived intangible liabilities include revenue contracts, consisting of PPAs and a proxy revenue swap, in addition to interconnection agreements, which were all obtained through the acquisitions of wind generation facilities by WECI in our non-utility energy infrastructure segment. Intangible liabilities are amortized on a straight-line basis over their estimated useful life. Amortization of revenue contracts is recorded within operating revenues in the income statements. Amortization related to the interconnection agreements is recorded within other operation and maintenance in the income statements. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used. The amounts and useful lives assigned to intangible liabilities assumed impact the amount and timing of future amortization.

(n) Stock-Based Compensation—In accordance with the shareholder approved Omnibus Stock Incentive Plan, we provide long-term incentives through our equity interests to our non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in common stock, cash, or a combination thereof. The number of shares of common stock authorized for issuance under the plan was 34.3 million.

We recognize stock-based compensation expense on a straight-line basis over the requisite service period. Awards classified as equity awards are measured based on their grant-date fair value. Awards classified as liability awards are recorded at fair value each reporting period. We account for forfeitures as they occur, rather than estimating potential future forfeitures and recording them over the vesting period.

2020 Form 10-K	93	WEC Energy Group, Inc.

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

Our stock options are classified as equity awards. The fair value of our stock options was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted along with the weighted-average assumptions used in the valuation models:

	2020	2019	2018
Stock options granted	554,594	476,418	710,710

Estimated weighted-average fair value per stock option	$10.94	$8.60	$7.71

Assumptions used to value the options:
Risk-free interest rate	0.2% – 1.9%	2.5% – 2.7%	1.6% – 2.8%
Dividend yield	3.0%	3.6%	3.5%
Expected volatility	16.3%	17.0%	18.0%
Expected life (years)	8.6	8.5	5.9

The risk-free interest rate was based on the United States Treasury interest rate with a term consistent with the expected life of the stock options. The dividend yield was based on our dividend rate at the time of the grant and historical stock prices. Expected volatility and expected life assumptions were based on our historical experience.

Restricted Shares

Restricted shares granted to employees generally have a vesting period of three years with one-third of the award vesting on each anniversary of the grant date. Restricted shares granted to certain officers and all non-employee directors fully vest after one year.

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

(o) Earnings Per Share—We compute basic earnings per share by dividing our net income attributed to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities. Such dilutive securities include in-the-

2020 Form 10-K	94	WEC Energy Group, Inc.

money stock options. The calculation of diluted earnings per share for the year ended December 31, 2020 excluded 207,445 stock options that had an anti-dilutive effect. There were no securities that had an anti-dilutive effect for the years ended December 31, 2019 and 2018.

(p) Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which revised the previous guidance (Topic 840) regarding accounting for leases. Revisions include requiring a lessee to recognize a lease asset and a lease liability on its balance sheet for each lease, including operating leases with an initial term greater than 12 months. In addition, required quantitative and qualitative disclosures related to lease agreements were expanded.

As required, we adopted Topic 842 effective January 1, 2019. We utilized the following practical expedients, which were available under ASU 2016-02, in our adoption of the new lease guidance.

•We did not reassess whether any expired or existing contracts were leases or contained leases.
•We did not reassess the lease classification for any expired or existing leases (that is, all leases that were classified as operating leases in accordance with Topic 840 continue to be classified as operating leases, and all leases that were classified as capital leases in accordance with Topic 840 are classified as finance leases).
•We did not reassess the accounting for initial direct costs for any existing leases.

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

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which is an amendment to ASU 2016-02. Land easements (also commonly referred to as rights of way) represent the right to use, access or cross another entity's land for a specified purpose. This guidance permits an entity to elect a transitional practical expedient, to be applied consistently, to not evaluate under Topic 842 land easements that were already in existence or had expired at the time of the entity's adoption of Topic 842. Once Topic 842 is adopted, an entity is required to apply Topic 842 prospectively to all new (or modified) land easements to determine whether the arrangement should be accounted for as a lease. We elected this practical expedient, resulting in none of our land easements being treated as leases upon our adoption of Topic 842.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASU 2016-02 and allows entities the option to initially apply Topic 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if required. We used the optional transition method to apply this guidance as of January 1, 2019, rather than as of the earliest period presented. We did not require a cumulative-effect adjustment upon adoption of Topic 842.

Right of use assets and related lease liabilities related to our operating leases that were recorded upon adoption of Topic 842 were $49.0 million and $48.8 million, respectively. Regarding our PPA that meets the criteria of a finance lease, while the adoption of Topic 842 changed the classification of expense related to this lease on a prospective basis, it had no impact on the total amount of lease expense recorded, and did not impact the lease asset and related liability amounts recorded on our balance sheets.

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

As of February 25, 2021, we have not entered into any material leases that have not yet commenced.

See Note 15, Leases, for more information.

2020 Form 10-K	95	WEC Energy Group, Inc.

(q) Income Taxes—We follow the liability method in accounting for income taxes. Accounting guidance for income taxes requires the recording of deferred assets and liabilities to recognize the expected future tax consequences of events that have been reflected in our financial statements or tax returns and the adjustment of deferred tax balances to reflect tax rate changes. We are required to assess the likelihood that our deferred tax assets would expire before being realized. If we conclude that certain deferred tax assets are likely to expire before being realized, a valuation allowance would be established against those assets. GAAP requires that, if we conclude in a future period that it is more likely than not that some or all of the deferred tax assets would be realized before expiration, we reverse the related valuation allowance in that period. Any change to the allowance, as a result of a change in judgment about the realization of deferred tax assets, is reported in income tax expense.

ITCs associated with regulated operations are deferred and amortized over the life of the assets. PTCs are recognized in the period in which such credits are generated. The amount of the credit is based upon power production from our qualifying generation facilities. We file a consolidated federal income tax return. Accordingly, we allocate federal current tax expense, benefits, and credits to our subsidiaries based on their separate tax computations and our ability to monetize all credits on our consolidated federal return. See Note 16, Income Taxes, for more information.

We recognize interest and penalties accrued, related to unrecognized tax benefits, in income tax expense in our income statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income. The amendments in this update allowed entities to reclassify the income tax effects that are stranded in accumulated other comprehensive income as a result of the Tax Legislation to retained earnings. These amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We early adopted the amendments in the fourth quarter of 2018 and reclassified the stranded tax effects associated with the Tax Legislation from accumulated other comprehensive income to retained earnings. As of December 31, 2018, our accumulated other comprehensive income decreased $0.6 million as a result of adopting ASU 2018-02. The adoption of this guidance had no impact on our results of operations or cash flows.

(r) Fair Value Measurements—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

See Note 17, Fair Value Measurements, for more information.

2020 Form 10-K	96	WEC Energy Group, Inc.

(s) Derivative Instruments—We use derivatives as part of our risk management program to manage the risks associated with the price volatility of interest rates, purchased power, generation, and natural gas costs for the benefit of our customers and shareholders. Our approach is non-speculative and designed to mitigate risk. Regulated hedging programs are approved by our state regulators.

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

Derivative accounting rules provide the option to present certain asset and liability derivative positions net on the balance sheets and to net the related cash collateral against these net derivative positions. We elected not to net these items. On our balance sheets, cash collateral provided to others is reflected in other current assets. See Note 18, Derivative Instruments, for more information.

(t) Guarantees—We follow the guidance of the Guarantees Topic of the FASB ASC, which requires, under certain circumstances, that the guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at its inception. See Note 19, Guarantees, for more information.

(u) Employee Benefits—The costs of pension and OPEB are expensed over the periods during which employees render service. These costs are distributed among our subsidiaries based on current employment status and actuarial calculations, as applicable. Our regulators allow recovery in rates for the utilities' net periodic benefit cost calculated under GAAP. See Note 20, Employee Benefits, for more information.

(v) Customer Deposits and Credit Balances—When utility customers apply for new service, they may be required to provide a deposit for the service. Customer deposits are recorded within other current liabilities on our balance sheets.

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

(w) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including coal combustion residual landfills and manufactured gas plant sites. See Note 9, Asset Retirement Obligations, for more information regarding coal combustion residual landfills and Note 24, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

Our utilities have received approval to defer certain environmental remediation costs, as well as estimated future costs, through a regulatory asset. The recovery of deferred costs is subject to the applicable state regulatory commission's approval.

2020 Form 10-K	97	WEC Energy Group, Inc.

We review our estimated costs of remediation annually for our manufactured gas plant sites and coal combustion residual landfills. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

(x) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Credit risk exposure at WE, WPS, WG, PGL, and NSG is mitigated by their recovery mechanisms for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2020. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2020.

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

The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs and interconnection agreements. See Note 10, Goodwill and Intangibles, for more information.

Acquisition of Wind Generation Facilities in South Dakota

In December 2020, WECI completed the acquisition of an 85% ownership interest in Tatanka Ridge, a 155 MW wind generating facility in Deuel County, South Dakota, that became commercially operational in January 2021. WECI's total investment was $239.9 million, which included transaction costs. Tatanka Ridge has offtake agreements for all the energy produced with an affiliate of an investment grade multinational company for 12 years and a well-established electric cooperative that serves utilities in multiple states for 10 years. Under the Tax Legislation, WECI's investment in Tatanka Ridge qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 11 years of commercial operation, after which we will be entitled to tax benefits equal to our ownership interest. Tatanka Ridge is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Current assets	$37.3
Net property, plant, and equipment	301.2
Current liabilities	(37.3)
Long-term liabilities	(19.3)
Noncontrolling interest	(42.0)
Total purchase price	$239.9

In December 2018, WECI acquired an 80% ownership interest in Coyote Ridge, a 96.7 MW wind generating facility located in Brookings County, South Dakota, for $61.4 million, which included transaction costs. In December 2019, Coyote Ridge achieved commercial operation and WECI made an additional investment of $84.0 million related to capital expenditures for the project for a total investment of $145.4 million. The project has an offtake agreement with an unaffiliated third party for all of the energy produced for 12 years. Under the Tax Legislation, WECI's investment in Coyote Ridge qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 11 years of commercial operation, after which we will be entitled to tax benefits equal to our ownership interest. Coyote Ridge is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired at the date of the acquisition.

(in millions)
Net property, plant, and equipment	$66.4
Noncontrolling interest	(5.0)
Total purchase price	$61.4

2020 Form 10-K	98	WEC Energy Group, Inc.

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for 12 years. Under the Tax Legislation, WECI's investment in Thunderhead is expected to qualify for PTCs. The transaction was approved by FERC in April 2020, and commercial operation was initially expected to begin by the end of 2020. However, due to a court ruling suspending a key permit and the subsequent decision by the local utility to suspend construction of the required substation, the commercial operation of Thunderhead could be delayed until as late as the fall of 2021. The transaction is expected to close upon commercial operation. Thunderhead will be included in the non-utility energy infrastructure segment.

In January 2019, WECI completed the acquisition of an 80% ownership interest in Upstream, a commercially operational 202.5 MW wind generating facility, for $268.2 million, which included transaction costs and is net of cash and restricted cash acquired of $9.2 million. In February 2020, WECI signed an agreement to acquire an additional 10% ownership interest in Upstream for $31.0 million. Upstream is located in Antelope County, Nebraska and supplies energy to the Southwest Power Pool. Upstream's revenue will be substantially fixed over 10 years through an agreement with an unaffiliated third party. Under the Tax Legislation, WECI's investment in Upstream qualifies for PTCs. Upstream is included in the non-utility energy infrastructure segment.

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

Acquisition of Wind Generation Facilities in Illinois

In December 2020, WECI completed the acquisition of a 90% ownership interest in Blooming Grove, a commercially operational 250 MW wind generating facility in McLean County, Illinois, for a total investment of $364.6 million, which includes transaction costs and is net of restricted cash acquired of $24.1 million. Blooming Grove has offtake agreements for all the energy produced with affiliates of two investment grade multinational companies for 12 years. Under the Tax Legislation, WECI's investment in Blooming Grove qualifies for PTCs. Blooming Grove is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Net property, plant, and equipment	$471.6
Long-term liabilities	(64.0)
Noncontrolling interest	(43.0)
Total purchase price	$364.6

In August 2018, WECI completed the acquisition of an 80% ownership interest in Bishop Hill III, a commercially operational 132.1 MW wind generating facility located in Henry County, Illinois, for $144.7 million, which includes transaction costs and is net of restricted cash acquired of $4.5 million. In December 2018, WECI completed the acquisition of an additional 10% ownership interest in Bishop Hill III for $18.2 million, for a total purchase price of $162.9 million. Bishop Hill III has an offtake agreement with an unaffiliated company for the sale of all of the energy produced by the facility for 22 years. Under the Tax Legislation, WECI's investment in Bishop Hill III qualifies for PTCs. Bishop Hill III is included in the non-utility energy infrastructure segment.

2020 Form 10-K	99	WEC Energy Group, Inc.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Current assets	$1.4
Net property, plant, and equipment	190.2
Current liabilities	(1.6)
Long-term liabilities	(8.3)
Noncontrolling interest	(18.8)
Total purchase price	$162.9

Acquisition of a Wind Generation Facility in Wisconsin

In April 2018, WPS, along with two unaffiliated utilities, completed the purchase of Forward Wind Energy Center, which consists of 86 wind turbines located in Wisconsin with a total capacity of 138 MW. The aggregate purchase price was $172.9 million of which WPS’s proportionate share was 44.6%, or $77.1 million. In addition, WPS incurred $1.9 million of transaction costs that were recorded as a regulatory asset. Since 2008 and up until the acquisition, WPS purchased 44.6% of the facility’s energy output under a PPA. This acquisition was accounted for as an asset acquisition.

The table below shows the allocation of the purchase price to the assets acquired at the date of the acquisition, which are included in rate base.

(in millions)
Current assets	$0.2
Net property, plant, and equipment	76.9
Total purchase price	$77.1

Under a joint ownership agreement with the two other utilities, WPS is entitled to its share of generating capability and output of the facility equal to its ownership interest. WPS is also paying its ownership share of additional capital expenditures and operating expenses. Forward Wind Energy Center is included in the Wisconsin segment. See Note 8, Jointly Owned Utility Facilities, for more information.

NOTE 3—DISPOSITIONS

Corporate and Other Segment

Sale of Certain WPS Power Development, LLC Solar Power Generation Facilities

In November 2020, we sold a portfolio of residential solar facilities owned by PDL for $10.5 million. These solar facilities were located in California and Hawaii. During the fourth quarter of 2020, we recorded an after-tax gain on the sale of $3.0 million primarily related to the recognition of deferred ITCs, which were included as a reduction of income tax expense on our income statements. The assets included in the sale were not material and, therefore, were not presented as held for sale. The results of operations of these facilities remained in continuing operations through the sale date as the sale did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

In 2019, we sold four solar power generation facilities owned by PDL for $26.3 million. These solar facilities were located in Massachusetts. In 2019, we recorded an after-tax gain on the sales of $6.5 million primarily related to the recognition of deferred ITCs, which were included as a reduction of income tax expense on our income statements. The assets included in the sales were not material and, therefore, were not presented as held for sale. The results of operations of these facilities remained in continuing operations through the sale dates as the sales did not represent a shift in our corporate strategy and did not have a major effect on our operations and financial results.

2020 Form 10-K	100	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Year ended December 31, 2020
Electric	$4,266.1	$—	$—	$4,266.1	$—	$—	$—	$4,266.1
Natural gas	1,195.6	1,267.9	361.0	2,824.5	44.4	—	(42.0)	2,826.9
Total regulated revenues	5,461.7	1,267.9	361.0	7,090.6	44.4	—	(42.0)	7,093.0
Other non-utility revenues	—	—	17.1	17.1	66.6	1.7	(9.1)	76.3
Total revenues from contracts with customers	5,461.7	1,267.9	378.1	7,107.7	111.0	1.7	(51.1)	7,169.3
Other operating revenues	11.8	54.0	6.0	71.8	397.5	0.5	(397.4)	72.4
Total operating revenues	$5,473.5	$1,321.9	$384.1	$7,179.5	$508.5	$2.2	$(448.5)	$7,241.7

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Year ended December 31, 2019
Electric	$4,307.7	$—	$—	$4,307.7	$—	$—	$—	$4,307.7
Natural gas	1,324.1	1,332.4	411.6	3,068.1	47.4	—	(44.1)	3,071.4
Total regulated revenues	5,631.8	1,332.4	411.6	7,375.8	47.4	—	(44.1)	7,379.1
Other non-utility revenues	—	0.1	16.6	16.7	55.2	4.0	(5.7)	70.2
Total revenues from contracts with customers	5,631.8	1,332.5	428.2	7,392.5	102.6	4.0	(49.8)	7,449.3
Other operating revenues	15.3	24.6	(2.2)	37.7	393.3	0.4	(357.6)	73.8
Total operating revenues	$5,647.1	$1,357.1	$426.0	$7,430.2	$495.9	$4.4	$(407.4)	$7,523.1

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Year ended December 31, 2018
Electric	$4,432.4	$—	$—	$4,432.4	$—	$—	$—	$4,432.4
Natural gas	1,350.6	1,406.9	428.4	3,185.9	45.4	—	(36.4)	3,194.9
Total regulated revenues	5,783.0	1,406.9	428.4	7,618.3	45.4	—	(36.4)	7,627.3
Other non-utility revenues	—	0.2	16.1	16.3	34.6	7.9	(5.8)	53.0
Total revenues from contracts with customers	5,783.0	1,407.1	444.5	7,634.6	80.0	7.9	(42.2)	7,680.3
Other operating revenues	11.7	(7.1)	(6.3)	(1.7)	388.4	0.8	(388.3)	(0.8)
Total operating revenues	$5,794.7	$1,400.0	$438.2	$7,632.9	$468.4	$8.7	$(430.5)	$7,679.5

2020 Form 10-K	101	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Year Ended December 31
(in millions)	2020	2019	2018
Residential	$1,743.9	$1,608.6	$1,636.3
Small commercial and industrial	1,325.9	1,384.6	1,408.6
Large commercial and industrial	821.5	871.9	912.2
Other	29.0	29.6	29.9
Total retail revenues	3,920.3	3,894.7	3,987.0
Wholesale	174.0	189.5	210.1
Resale	130.4	163.1	192.2
Steam	21.3	23.3	24.1
Other utility revenues	20.1	37.1	19.0
Total electric utility operating revenues	$4,266.1	$4,307.7	$4,432.4

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2020
Residential	$752.6	$802.2	$220.8	$1,775.6
Commercial and industrial	338.1	221.0	115.8	674.9
Total retail revenues	1,090.7	1,023.2	336.6	2,450.5
Transport	79.1	215.6	31.5	326.2
Other utility revenues (1)	25.8	29.1	(7.1)	47.8
Total natural gas utility operating revenues	$1,195.6	$1,267.9	$361.0	$2,824.5

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2019
Residential	$837.9	$857.8	$258.2	$1,953.9
Commercial and industrial	419.9	261.7	148.7	830.3
Total retail revenues	1,257.8	1,119.5	406.9	2,784.2
Transport	72.6	245.3	31.6	349.5
Other utility revenues (1)	(6.3)	(32.4)	(26.9)	(65.6)
Total natural gas utility operating revenues	$1,324.1	$1,332.4	$411.6	$3,068.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2018
Residential	$834.5	$877.5	$263.3	$1,975.3
Commercial and industrial	436.7	266.9	140.0	843.6
Total retail revenues	1,271.2	1,144.4	403.3	2,818.9
Transport	70.8	244.1	31.8	346.7
Other utility revenues (1)	8.6	18.4	(6.7)	20.3
Total natural gas utility operating revenues	$1,350.6	$1,406.9	$428.4	$3,185.9

2020 Form 10-K	102	WEC Energy Group, Inc.

(1)    Includes amounts collected from (refunded to) customers for purchased gas adjustment costs.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2020	2019	2018
Wind generation revenues	$34.6	$24.0	$3.6
We Power revenues	22.9	25.4	25.3
Appliance service revenues	17.1	16.6	15.9
Distributed renewable solar project revenues	1.4	4.0	8.0
Other	0.3	0.2	0.2
Total other non-utility operating revenues	$76.3	$70.2	$53.0

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2020	2019	2018
Alternative revenues (1)	$38.8	$(9.6)	$(45.6)
Late payment charges (2)	29.4	43.7	40.3
Other	4.2	39.7	4.5
Total other operating revenues	$72.4	$73.8	$(0.8)

(1)    Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, conservation improvement rider true-ups, and certain late payment charges, as discussed in Note 1(d), Operating Revenues.

(2)    The reduction in late payment charges is a result of various regulatory orders from our utility commissions in response to the COVID-19 pandemic, which include the suspension of late payment charges during a designated time period. PGL and NSG were authorized to implement a SPC rider for the recovery of these late payment charges related to COVID-19, thereby allowing them to record these late payment charges as alternative revenues. The total amount of late payment charges recorded as alternative revenues during the year ended December 31, 2020 was $8.5 million. See Note 26, Regulatory Environment, for more information.

NOTE 5—CREDIT LOSSES

The table below shows our gross third-party receivable balances and the related allowance for credit losses at December 31, 2020, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
Accounts receivable and unbilled revenues	$899.8	$393.9	$79.8	$1,373.5	$45.0	$4.4	$1,422.9
Allowance for credit losses	102.1	111.6	6.4	220.1	—	—	220.1
Accounts receivable and unbilled revenues, net (1)	$797.7	$282.3	$73.4	$1,153.4	$45.0	$4.4	$1,202.8

Total accounts receivable, net – past due greater than 90 days (1)	$84.8	$34.5	$3.5	$122.8	$—	$—	$122.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	95.5%	—%	—%	95.5%

2020 Form 10-K	103	WEC Energy Group, Inc.

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at December 31, 2020, $679.4 million, or 56.5%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our December 31, 2020 accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 26, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses by reportable segment for the year ended December 31, 2020, is included below:

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2019	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	47.5	51.1	4.3	102.9	—	102.9
Provision for credit losses deferred for future recovery or refund	24.6	30.6	—	55.2	—	55.2
Write-offs charged against the allowance	(65.9)	(63.0)	(3.4)	(132.3)	—	(132.3)
Recoveries of amounts previously written off	36.0	17.0	1.4	54.4	—	54.4
Sale of PDL residential solar facilities	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2020	$102.1	$111.6	$6.4	$220.1	$—	$220.1

The increase in the allowance for credit losses at December 31, 2020, compared to December 31, 2019, was driven by higher past due accounts receivable balances at our utility segments, primarily related to residential customers. This increase in accounts receivable balances in arrears was driven by economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates. Also, as a result of the COVID-19 pandemic and related regulatory orders we have received, we were unable to disconnect any of our Wisconsin and Illinois customers during the year ended December 31, 2020. See Note 26, Regulatory Environment, for more information.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2020	2019	See Note
Regulatory assets (1) (2)
Pension and OPEB costs (3)	$1,101.6	$1,066.6	20
Plant retirements	740.8	756.4
Environmental remediation costs (4)	638.2	685.5	24
Income tax related items	454.6	457.8	16
AROs	181.3	137.5	9
SSR (5)	135.6	151.5	26
Securitization	105.2	100.0	26
Uncollectible expense	82.0	52.2	5
Derivatives	26.5	33.8	1(s)
We Power generation (6)	7.6	25.8
Other, net	70.7	60.5
Total regulatory assets	$3,544.1	$3,527.6

Balance sheet presentation
Other current assets	$20.0	$20.9
Regulatory assets	3,524.1	3,506.7
Total regulatory assets	$3,544.1	$3,527.6

(1)    Based on prior and current rate treatment, we believe it is probable that our utilities will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $34.2 million and $24.3 million at December 31, 2020 and 2019, respectively.

2020 Form 10-K	104	WEC Energy Group, Inc.

(2)    As of December 31, 2020, we had $238.8 million of regulatory assets not earning a return, $9.7 million of regulatory assets earning a return based on short-term interest rates, and $135.6 million of regulatory assets earning a return based on long-term interest rates. The regulatory assets not earning a return primarily relate to certain environmental remediation costs, uncollectible expense, COVID-19 deferred costs, our invested capital tax rider, unamortized loss on reacquired debt, and our electric real-time market pricing program. The other regulatory assets in the table either earn a return at the applicable utility's weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(4)    As of December 31, 2020, we had made cash expenditures of $105.3 million related to these environmental remediation costs. The remaining $532.9 million represents our estimated future cash expenditures.

(5)    The rate order WE received from the PSCW in December 2019 authorized recovery of the SSR regulatory asset over a 15-year period that began on January 1, 2020.

(6)    Represents amounts recoverable from customers related to WE's costs of the generating units leased from We Power, including subsequent capital additions.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2020	2019	See Note
Regulatory liabilities
Income tax related items	$2,137.7	$2,248.8	16
Removal costs (1)	1,221.1	1,181.5
Pension and OPEB benefits (2)	378.1	354.9	20
Electric transmission costs (3) (4)	78.5	42.2
Energy costs refundable through rate adjustments	59.9	89.8	1(d)
Earnings sharing mechanisms (3)	36.9	43.5	26
Uncollectible expense	25.5	39.1	5
Derivatives	16.4	6.7	1(s)
Energy efficiency programs (5)	9.9	30.7
Decoupling	5.2	36.8	1(d)
Other, net	9.9	6.4
Total regulatory liabilities	$3,979.1	$4,080.4

Balance sheet presentation
Other current liabilities	$51.0	$87.6
Regulatory liabilities	3,928.1	3,992.8
Total regulatory liabilities	$3,979.1	$4,080.4

(1)    Represents amounts collected from customers to cover the future cost of property, plant, and equipment removals that are not legally required. Legal obligations related to the removal of property, plant, and equipment are recorded as AROs. See Note 9, Asset Retirement Obligations, for more information on our legal obligations.

(2)    Primarily represents the unrecognized future pension and OPEB benefits related to our defined benefit pension and OPEB plans. We will amortize these regulatory liabilities into net periodic benefit cost over the average remaining service life of each plan.

(3)    Based on orders received from the PSCW, WE was required to apply the refunds due to customers from its earnings sharing mechanism to its electric transmission escrow during 2019. As a result, $38.6 million of WE's earnings sharing refunds were reflected in its electric transmission regulatory liability at December 31, 2019. WE had no refunds due to customers from its earnings sharing mechanism at December 31, 2020.

(4)    In accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(5)    Represents amounts refundable to customers related to programs at the utilities designed to meet energy efficiency standards.

2020 Form 10-K	105	WEC Energy Group, Inc.

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired on April 10, 2018. The net book value of this plant was $602.7 million at December 31, 2020, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of this plant were $19.6 million. The net amount of $583.1 million was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $168.7 million related to the retired Pleasant Prairie power plant. Pursuant to its rate order issued by the PSCW in December 2019, WE will continue to amortize this regulatory asset on a straight-line basis through 2039, using the composite depreciation rates approved by the PSCW before this plant was retired. Amortization is included in depreciation and amortization in the income statement. WE has FERC approval to continue to collect the net book value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value. Collection of the return of and on the net book value is no longer subject to refund as the FERC completed its prudency review and concluded that the retirement of this plant was prudent. WE received approval from the PSCW in December 2019 to collect a full return of the net book value of the Pleasant Prairie power plant, and a return on all but $100 million of the net book value. In accordance with its PSCW rate order received in December 2019, WE filed an application with the PSCW on July 20, 2020 requesting a financing order to securitize the remaining $100 million of the Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. On November 17, 2020, the PSCW issued a written order approving this application.

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The net book value of the PIPP was $161.0 million at December 31, 2020, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of these units were $6.0 million. The net amount of $155.0 million was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $46.0 million related to the retired PIPP. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. Effective with its rate order issued by the PSCW in December 2019, WE received approval to collect a return of and on its share of the net book value of the PIPP, and as a result, will continue to amortize the regulatory assets on a straight-line basis through 2037, using the composite depreciation rates approved by the PSCW before the units were retired. UMERC will also continue to amortize the regulatory assets on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired. Amortization is included in depreciation and amortization in the income statement. UMERC will address the accounting and regulatory treatment related to the retirement of the PIPP with the MPSC in conjunction with a future rate case. WE has FERC approval to continue to collect the net book value of the PIPP using the approved composite depreciation rates, in addition to a return on the net book value. However, this approval is subject to refund pending the outcome of settlement proceedings.

Pulliam Power Plant

In connection with a MISO ruling, WPS retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $42.6 million at December 31, 2020, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Pulliam units, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. Amortization is included in depreciation and amortization in the income statement. WPS has FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value. FERC has completed its prudency review of Pulliam, concluding that the retirement of this plant was prudent.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $4.7 million at December 31, 2020, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheets as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite

2020 Form 10-K	106	WEC Energy Group, Inc.

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

Severance Liability for Plant Retirements

In December 2017, a severance liability of $29.4 million was recorded in other current liabilities on our balance sheets related to these plant retirements. Activity related to this severance liability for the years ended December 31 was as follows:

(in millions)	2020	2019	2018
Severance liability at January 1	$2.1	$15.7	$29.4
Severance payments	(0.1)	(7.2)	(10.7)
Other	(1.3)	(6.4)	(3.0)
Total severance liability at December 31	$0.7	$2.1	$15.7

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2020	2019
Electric – generation	$7,015.3	$6,858.8
Electric – distribution	7,455.5	7,018.1
Natural gas – distribution, storage, and transmission	12,730.0	11,602.7
Other	1,896.1	1,696.7
Less: Accumulated depreciation	8,465.0	8,073.7
Net	20,631.9	19,102.6
CWIP	683.9	820.4
Net utility and non-utility property, plant, and equipment	21,315.8	19,923.0

We Power generation	3,238.8	3,245.7
Renewable generation	1,213.3	716.5
Natural gas storage	250.0	245.9
Net non-utility energy infrastructure	4,702.1	4,208.1
Corporate services	212.3	180.4
Other	41.8	88.8
Less: Accumulated depreciation	899.7	805.0
Net	4,056.5	3,672.3
CWIP	335.1	24.8
Net other property, plant, and equipment	4,391.6	3,697.1

Total property, plant, and equipment	$25,707.4	$23,620.1

Public Service Building

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s Public Service Building. The damage to the building from the flooding and steam was extensive and will require significant repairs and restorations. As of December 31, 2020, WE had incurred $35.2 million of costs related to these repairs and restorations. WE received $20.0 million of insurance proceeds to cover a portion of these costs and $2.7 million was recorded as a receivable for future insurance recoveries. The remaining $12.5 million of costs were included in other operation and maintenance expense. We anticipate that the majority of future capital expenditures required to restore the Public Service Building will either be covered by insurance or recovery will be requested from the PSCW. As such, we do not currently expect a significant impact to our future results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

2020 Form 10-K	107	WEC Energy Group, Inc.

NOTE 8—JOINTLY OWNED UTILITY FACILITIES

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

We Power leases its ownership interest in ER 1 and ER 2 to WE, and WE operates these units. WE and WPS record their respective share of fuel inventory purchases and operating expenses, unless specific agreements have been executed to limit their maximum exposure to additional costs. WE's and WPS's proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

Information related to jointly owned utility facilities at December 31, 2020 was as follows:

	We Power	WPS
(in millions, except for percentages and MW)	Elm Road Generating Station Units 1 and 2	Weston Unit 4	Columbia Energy Center Units 1 and 2	Forward Wind Energy Center	Two Creeks (2)
Ownership	83.34%	70.0%	27.5%	44.6%	66.7%
Share of capacity (MW) (1)	1,059.4	385.0	311.1	61.5	100.0
In-service date	2010 and 2011	2008	1975 and 1978	2008	2020
Property, plant, and equipment	$2,436.5	$613.5	$422.3	$118.9	$136.0
Accumulated depreciation	$(447.2)	$(218.6)	$(145.5)	$(49.6)	$(0.7)
CWIP	$2.2	$3.8	$2.3	$—	$—

(1)    Capacity for our jointly-owned electric generation facilities, other than Forward Wind Energy Center and Two Creeks, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2021 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for Forward Wind Energy Center is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for Two Creeks is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Commercial operation was achieved in November 2020 for Two Creeks.

WPS has partnered with an unaffiliated utility to construct a solar project, Badger Hollow I, that will be located in Iowa County, Wisconsin. Once constructed, WPS will own 66.7%, or 100 MW, of Badger Hollow I. Commercial operation is targeted for the second quarter of 2021. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 66.7%, or 100 MW, of Badger Hollow II. Commercial operation is targeted for December 2022. The CWIP balances for Badger Hollow I and Badger Hollow II as of December 31, 2020 were $115.3 million and $10.8 million, respectively.

NOTE 9—ASSET RETIREMENT OBLIGATIONS

Our utilities have recorded AROs primarily for the removal of natural gas distribution mains and service pipes (including asbestos and PCBs); asbestos abatement at certain generation and substation facilities, office buildings, and service centers; the removal and dismantlement of biomass and hydro generation facilities; the dismantling of wind generation projects; the dismantling of solar generation projects; the disposal of PCB-contaminated transformers; the closure of coal combustion residual landfills at certain generation facilities; and the removal of above ground storage tanks. Regulatory assets and liabilities are established by our utilities to record the differences between ongoing expense recognition under the ARO accounting rules and the rate-making practices for retirement costs authorized by the applicable regulators.

WECI has also recorded AROs for the dismantling of our non-utility wind generation projects.

2020 Form 10-K	108	WEC Energy Group, Inc.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2020		2019		2018
Balance as of January 1	$483.5		$461.4		$573.7
Accretion	20.7		22.1		28.0
Additions and revisions to estimated cash flows	39.7	(1)	39.1	(2)	(104.5)	(3)
Liabilities settled	(30.4)		(39.1)		(35.8)
Balance as of December 31	$513.5		$483.5		$461.4

(1)    AROs increased $39.3 million in 2020, primarily due to new natural gas distribution lines being placed into service at PGL. Also in 2020, AROs increased by $8.5 million as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Two Creeks solar generation project. AROs decreased $9.2 million due to revisions made to estimated cash flows for the abatement of asbestos at WE.

(2)    AROs increased $40.1 million in 2019, primarily due to new natural gas distribution lines being placed into service at PGL. Also in 2019, AROs increased $10.7 million as a result of AROs being recorded for the legal requirement to dismantle, at retirement, certain non-utility wind generation projects. AROs decreased $7.3 million due to revisions made to estimated cash flows for the abatement of asbestos at WE.

(3)    AROs decreased $127.3 million in 2018 due to revisions made to estimated cash flows primarily for changes in the cost to retire natural gas distribution pipe at PGL. Also in 2018, AROs increased $10.7 million as a result of revisions made to estimated cash flows for the abatement of asbestos at WPS's Pulliam power plant, and a $10.9 million ARO was recorded for the legal requirement to dismantle, at retirement, certain wind generation projects.

NOTE 10—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at December 31, 2020. We had no changes to the carrying amount of goodwill during the years ended December 31, 2020 and 2019.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)    We had no accumulated impairment losses related to our goodwill as of December 31, 2020.

In the third quarter of 2020, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2020. No impairments resulted from these tests.

Intangible Assets

At December 31, 2020, we had $5.7 million of indefinite-lived intangible assets primarily related to a MGU trade name obtained through an acquisition, which is included in other long-term assets on our balance sheets. We had no changes to the carrying amount of these intangible assets during the years ended December 31, 2020 and 2019.

2020 Form 10-K	109	WEC Energy Group, Inc.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets. See Note 2, Acquisitions, for more information.

	December 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$76.1	$—	$76.1	$—	$—	$—
Proxy revenue swap (2)	7.2	(1.3)	5.9	7.2	(0.6)	6.6
Interconnection agreements (3)	5.1	(0.3)	4.8	3.0	(0.2)	2.8
Total intangible liabilities	$88.4	$(1.6)	$86.8	$10.2	$(0.8)	$9.4

(1)    Represents PPAs related to the acquisition of Blooming Grove and Tatanka Ridge expiring between 2030 and 2032. The weighted-average remaining useful life of the PPAs is 12 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is eight years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill III, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 20 years.

Amortization related to these intangibles for the years ended December 31, 2020, 2019, and 2018 was not significant. Amortization for the next five years is estimated to be:

	For the Year Ending December 31
(in millions)	2021	2022	2023	2024	2025
Amortization to be recorded in operating revenues	$7.2	$7.2	$7.2	$7.2	$7.2
Amortization to be recorded in other operation and maintenance	0.2	0.2	0.2	0.2	0.2

NOTE 11—COMMON EQUITY

Stock-Based Compensation Plans

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2020	2019	2018
Stock options	$6.0	$4.4	$5.2
Restricted stock	7.4	7.1	10.7
Performance units	22.3	38.7	20.2
Stock-based compensation expense	$35.7	$50.2	$36.1
Related tax benefit	$9.8	$13.8	$9.9

Stock-based compensation costs capitalized during 2020, 2019, and 2018 were not significant.

2020 Form 10-K	110	WEC Energy Group, Inc.

Stock Options

The following is a summary of our stock option activity during 2020:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2020	3,249,918	$54.98
Granted	554,594	$91.51
Exercised	(910,083)	$48.10
Forfeited	(6,969)	$71.08
Outstanding as of December 31, 2020	2,887,460	$64.13	6.4	$80.6
Exercisable as of December 31, 2020	1,461,537	$53.17	4.8	$56.8

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2020. This is calculated as the difference between our closing stock price on December 31, 2020, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $47.1 million, $62.4 million, and $32.4 million, respectively. The actual tax benefit from option exercises for the same periods was approximately $12.9 million, $17.1 million, and $8.9 million, respectively.

As of December 31, 2020, approximately $2.2 million of unrecognized compensation cost related to unvested and outstanding stock options was expected to be recognized over the next 1.8 years on a weighted-average basis.

During the first quarter of 2021, the Compensation Committee awarded 530,612 non-qualified stock options with a weighted-average exercise price of $91.06 and a weighted-average grant date fair value of $13.20 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following restricted stock activity occurred during 2020:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2020	134,109	$66.48
Granted	91,873	$91.54
Released	(122,043)	$71.25
Forfeited	(2,852)	$74.31
Outstanding and unvested as of December 31, 2020	101,087	$83.28

The intrinsic value of restricted stock released was $11.1 million, $13.4 million, and $7.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. The actual tax benefit from released restricted shares for the same years was $3.1 million, $3.7 million, and $2.2 million, respectively.

As of December 31, 2020, approximately $3.1 million of unrecognized compensation cost related to unvested and outstanding restricted stock was expected to be recognized over the next 1.8 years on a weighted-average basis.

During the first quarter of 2021, the Compensation Committee awarded 69,681 restricted shares to certain of our directors, officers, and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $91.06 per share.

Performance Units

During 2020, 2019, and 2018, the Compensation Committee awarded 153,465; 148,036; and 217,560 performance units, respectively, to officers and other key employees under the WEC Energy Group Performance Unit Plan.

2020 Form 10-K	111	WEC Energy Group, Inc.

Performance units with an intrinsic value of $34.5 million, $18.7 million, and $9.7 million were settled during 2020, 2019, and 2018, respectively. The actual tax benefit from the distribution of performance units for the same years was $8.4 million, $4.4 million, and $2.2 million, respectively.

At December 31, 2020, we had 483,842 performance units outstanding, including dividend equivalents. A liability of $45.9 million was recorded on our balance sheet at December 31, 2020 related to these outstanding units. As of December 31, 2020, approximately $16.7 million of unrecognized compensation cost related to unvested and outstanding performance units was expected to be recognized over the next 1.6 years on a weighted-average basis.

During the first quarter of 2021, we settled performance units with an intrinsic value of $27.4 million. The actual tax benefit from the distribution of these awards was $6.7 million. In January 2021, the Compensation Committee also awarded 152,382 performance units to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries, We Power, Bluewater Gas Storage, ATC Holding, and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. All of our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from loaning funds to us, either directly or indirectly.

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
WECI Wind Holding I's long-term debt obligations contain various conditions that must be met prior to WECI Wind Holding I making any cash distributions. Included in these provisions is a requirement to maintain a debt service coverage ratio of 1.2 or greater for the 12-month period prior to the distribution.
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

As of December 31, 2020, restricted net assets of our consolidated subsidiaries totaled approximately $8.6 billion. Our equity in undistributed earnings of investees accounted for by the equity method was approximately $386 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

2020 Form 10-K	112	WEC Energy Group, Inc.

Share Purchases

We have instructed our independent agents to purchase shares on the open market to fulfill obligations under various stock-based employee benefit and compensations plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. As a result, no new shares of common stock were issued in 2020, 2019, or 2018.

The following is a summary of shares purchased to fulfill exercised stock options and restricted stock awards during the years ended December 31:

(in millions)	2020	2019	2018
Shares purchased	1.0	1.8	1.1
Cost of shares purchased	$99.2	$140.1	$72.4

Common Stock Dividends

During the year ended December 31, 2020, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
January 16, 2020	March 1, 2020	$0.6325	First quarter
April 16, 2020	June 1, 2020	$0.6325	Second quarter
July 16, 2020	September 1, 2020	$0.6325	Third quarter
October 15, 2020	December 1, 2020	$0.6325	Fourth quarter

On January 21, 2021, our Board of Directors declared a quarterly cash dividend of $0.6775 per share, which equates to an annual dividend of $2.71 per share. The dividend is payable on March 1, 2021, to shareholders of record on February 14, 2021. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2020 and 2019:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
WEC Energy Group
$0.01 par value Preferred Stock	15,000,000	—	—	$—

WE
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—

WPS
$100 par value, Preferred Stock	1,000,000	—	—	—

PGL
$100 par value, Cumulative Preferred Stock	430,000	—	—	—

NSG
$100 par value, Cumulative Preferred Stock	160,000	—	—	—
Total				$30.4

2020 Form 10-K	113	WEC Energy Group, Inc.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2020	2019
Commercial paper
Amount outstanding at December 31	$1,436.9	$830.8
Average interest rate on amounts outstanding at December 31	0.21%	2.00%
Term loan
Amount outstanding at December 31	$340.0	$—
Average interest rate on amounts outstanding at December 31	0.99%	—%

Our average amount of commercial paper borrowings based on daily outstanding balances during 2020, was $788.9 million with a weighted-average interest rate during the period of 0.85%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340.0 million 364-day term loan that will mature on March 29, 2021. The proceeds from this term loan were used to pay down commercial paper. The weighted-average interest rate on the term loan during the year ended December 31, 2020 was 1.38%.

WEC Energy Group, WE, WPS, WG, and PGL have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require them to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 70.0%, 65.0%, 65.0%, 65.0%, and 65.0% or less, respectively. As of December 31, 2020, all companies were in compliance with their respective ratio.

The information in the table below relates to our term loan agreement and our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these credit agreements as of December 31:

(in millions)	Maturity	2020
Term loan agreement (WEC Energy Group)	March 2021	$340.0
Revolving credit facility (WEC Energy Group)	October 2022	1,200.0
Revolving credit facility (WE)	October 2022	500.0
Revolving credit facility (WPS)	October 2022	400.0
Revolving credit facility (WG)	October 2022	350.0
Revolving credit facility (PGL)	October 2022	350.0
Total short-term credit capacity		$3,140.0

Less:
Letters of credit issued inside credit facilities		$2.3
Term loan outstanding		340.0
Commercial paper outstanding		1,436.9
Available capacity under existing agreements		$1,360.8

Each of the revolving credit facilities has a renewal provision for two extensions, subject to lender approval. Each extension is for a period of one year.

The bank back-up credit facilities contain customary covenants, including certain limitations on the respective companies' ability to sell assets. The credit facilities also contain customary events of default, including payment defaults, material inaccuracy of representations and warranties, covenant defaults, bankruptcy proceedings, certain judgments, Employee Retirement Income Security Act of 1974 defaults, and change of control. In addition, pursuant to the terms of WEC Energy Group's credit agreement, we must ensure that certain of our subsidiaries comply with several of the covenants contained therein.

2020 Form 10-K	114	WEC Energy Group, Inc.

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

	2020			2019
(in millions)	Maturity Date	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance
WEC Energy Group Senior Notes (unsecured) (1)	2023-2033	2.03%	$2,270.0	3.47%	$2,050.0
WEC Energy Group Junior Notes (unsecured) (1) (2)	2067	3.65%	500.0	4.50%	500.0
WE Debentures (unsecured)	2021-2095	4.26%	2,785.0	4.26%	2,785.0
WPS Senior Notes (unsecured)	2021-2049	4.04%	1,625.0	4.04%	1,625.0
WG Debentures (unsecured)	2024-2046	3.65%	640.0	3.65%	640.0
Integrys Senior Notes (unsecured)	2020	N/A	—	4.17%	250.0
Integrys Junior Notes (unsecured) (3)	2073	6.00%	400.0	6.00%	400.0
PGL First and Refunding Mortgage Bonds (secured) (4)	2024-2047	3.45%	1,670.0	3.59%	1,520.0
NSG First Mortgage Bonds (secured) (5)	2027-2043	3.81%	132.0	3.81%	132.0
MERC Senior Notes (unsecured)	2025-2047	3.27%	170.0	3.51%	120.0
MGU Senior Notes (unsecured)	2025-2047	3.18%	150.0	3.51%	90.0
UMERC Senior Notes (unsecured)	2029	3.26%	160.0	3.26%	160.0
Bluewater Gas Storage Senior Notes (unsecured) (6)	2021-2047	3.76%	117.8	3.76%	120.3
ATC Holding Senior Notes (unsecured)	2025-2030	4.05%	475.0	4.05%	475.0
We Power Subsidiaries Notes (secured, nonrecourse) (6) (7)	2021-2041	5.59%	970.8	5.57%	1,005.2
WECC Notes (unsecured)	2028	6.94%	50.0	6.94%	50.0
WECI Wind Holding I Senior Notes (secured) (6) (8)	2032	2.75%	413.6	N/A	—
Total			12,529.2		11,922.5
Integrys acquisition fair value adjustment			8.4		14.3
Unamortized debt issuance costs			(65.2)		(52.9)
Unamortized discount, net and other			(21.9)		(25.6)
Total long-term debt, including current portion (9)			12,450.5		11,858.3
Current portion of long-term debt			(777.7)		(686.9)
Total long-term debt			$11,672.8		$11,171.4

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

(2)    Variable interest rate reset quarterly. The rates were 2.33% and 4.02% as of December 31, 2020 and 2019, respectively. On July 12, 2018, we executed two interest rate swaps that provided a fixed rate of 4.9765% on $250.0 million of the outstanding notes. The effective rates of 3.65% and 4.50% as of December 31, 2020 and 2019, respectively, were blended rates of the variable and fixed portions.

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

(6)    The long-term debt of Bluewater, WECI Wind Holding I, and We Power's subsidiaries requires periodic principal payments.

(7)    We Power's subsidiaries' senior notes are secured by a collateral assignment of the leases between We Power's subsidiaries and WE related to PWGS and ERGS, as applicable.

2020 Form 10-K	115	WEC Energy Group, Inc.

(8)    WECI Wind Holding I's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries as well as a pledge of equity in WECI Wind Holding I.

(9)    The amount of long-term debt on our balance sheets includes finance lease obligations of $63.4 million and $45.9 million at December 31, 2020 and 2019, respectively.

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

In October 2020, we issued $500.0 million of 1.375% Senior Notes due October 15, 2027, and $450.0 million of 1.800% Senior Notes due October 15, 2030. We used the net proceeds to redeem all $600.0 million outstanding of our 3.375% Senior Notes due June 15, 2021 and all $350.0 million outstanding of our 3.10% Senior Notes due March 8, 2022, and for other general corporate purposes. As a result of redeeming our 3.375% Senior Notes and our 3.10% Senior Notes prior to their maturity dates, we recognized a $27.9 million loss on early extinguishment of debt in October 2020. The loss is comprised of the make-whole premium associated with the early redemptions and the write-off of unamortized debt discounts and debt issuance costs as of the redemption date.

In December 2020, we redeemed $80.0 million of the $500.0 million outstanding of our 3.55% Senior Notes due June 15, 2025 with the proceeds we received from issuing commercial paper. As a result of the redemption prior to maturity, we recognized a $10.5 million loss on early extinguishment of debt. The loss is comprised of the make-whole premium associated with the early redemption and the write-off of the related unamortized debt discount and debt issuance costs as of the redemption date.

Integrys Holding, Inc.

In November 2020, Integrys' $250.0 million of 4.17% Senior Notes matured, and outstanding principal was paid with proceeds received from WEC Energy Group issuing commercial paper.

The Peoples Gas Light and Coke Company

In August 2020, PGL redeemed at par all $50.0 million outstanding of its 1.875% Series WW Bonds due February 1, 2033.

In November 2020, PGL issued $200.0 million of 1.98% Series JJJ Bonds due December 1, 2030, and used the net proceeds for general corporate purposes, including capital expenditures and the refinancing of short-term debt.

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

WEC Infrastructure Wind Holding I LLC

In December 2020, WECI Wind Holding I issued $413.6 million of 2.75% Senior Notes due December 31, 2032, and used the net proceeds to return a portion of WECI's previously invested capital in the subsidiaries of WECI Wind Holding I.

2020 Form 10-K	116	WEC Energy Group, Inc.

Maturities of Long-Term Debt Outstanding

The following table shows the long-term debt securities (excluding finance leases) maturing within one year of December 31, 2020:

(in millions)	Interest Rate	Maturity Date (1)	Principal Amount
WE Debentures (unsecured)	2.95%	September	$300.0
WPS Senior Notes (unsecured)	3.35%	November	400.0
Bluewater Gas Storage Senior Notes (unsecured)	3.76%	Semi-annually	2.6
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	4.91%	Monthly	6.9
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	5.209%	Semi-annually	13.2
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	4.673%	Semi-annually	10.2
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	6.00%	Monthly	5.9
WECI Wind Holding I Senior Notes (secured)	2.75%	Semi-annually	38.9
Total			$777.7

(1)    Maturity dates listed as semi-annually and monthly are associated with debt that requires periodic principal payments.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2020:

(in millions)	Payments
2021	$777.7
2022	83.3
2023	784.9
2024	613.7
2025	1,156.7
Thereafter	9,112.9
Total	$12,529.2

Certain long-term debt obligations contain financial and other covenants related to payment of principal and interest when due, maintaining certain total funded debt to capitalization ratios, and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Obligations Under Operating Leases

We have recorded right of use assets and lease liabilities associated with the following operating leases.

•Leases of office space, primarily related to several floors we are leasing in the Aon Center office building in Chicago, Illinois, though April 2029.
•Land we are leasing related to our Rothschild biomass plant through June 2051.
•Rail cars we are leasing to transport coal to various generating facilities through February 2021.

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

2020 Form 10-K	117	WEC Energy Group, Inc.

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

Prior to our adoption of Topic 842 on January 1, 2019, we accounted for this finance lease under Topic 980-840, Regulated Operations – Leases, as follows:

•We recorded our minimum lease payments as purchased power expense in cost of sales on our income statement.
•We recorded the difference between the minimum lease payments and the sum of imputed interest and amortization costs calculated under finance lease accounting rules as a deferred regulatory asset on our balance sheets.

In conjunction with our adoption of Topic 842, while the timing of expense recognition related to this finance lease did not change, classification of the lease expense changed as follows:

•Effective January 1, 2019, the minimum lease payments under the power purchase contract were no longer classified within cost of sales in our income statements, but were instead recorded as a component of depreciation and amortization and interest expense in accordance with Topic 980-842, Regulated Operations – Leases.
•In accordance with Topic 980-842, the timing of lease expense did not change for this finance lease upon adoption of Topic 842, and still resembled the expense recognition pattern of an operating lease, as the amortization of the right of use assets was modified from what would typically be recorded for a finance lease under Topic 842.
•We continue to record the difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under the finance lease accounting rules as a deferred regulatory asset on our balance sheets.

Due to the timing and the amounts of the minimum lease payments, the regulatory asset increased to $78.5 million in 2009, at which time the regulatory asset began to be reduced to zero over the remaining life of the contract. The total obligation under the finance lease was $12.1 million at December 31, 2020, and will decrease to zero over the remaining life of the contract.

Two Creeks Solar Park

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

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Two Creeks was $7.9 million as of December 31, 2020, and will decrease to zero over the remaining lives of the leases.

Badger Hollow Solar Park I

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

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Badger Hollow I was $20.3 million as of December 31, 2020, and will decrease to zero over the remaining lives of the leases.

Badger Hollow Solar Park II

Related to its investment in Badger Hollow II, WE, along with an unaffiliated utility, entered into several land leases in Iowa County, Wisconsin that commenced in the second quarter of 2020. The leases are for a total of approximately 1,500 acres of land. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments will be recovered through rates.

2020 Form 10-K	118	WEC Energy Group, Inc.

We treat these land lease contracts as operating leases for rate-making purposes. Our total obligation under the finance leases for Badger Hollow II was $23.1 million as of December 31, 2020, and will decrease to zero over the remaining lives of the leases.

Amounts Recognized in the Financial Statements

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2020	2019	2018
Finance lease expense
Amortization of right of use assets (1)	$6.3	$4.9
Interest on lease liabilities (2)	2.5	3.3
Capital lease expense (3)			$7.7
Operating lease expense (4)	5.4	5.5	5.6
Short-term lease expense (4)	0.3	0.6	1.5
Total lease expense	$14.5	$14.3	$14.8

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance/capital leases (5)	$2.5	$3.3	$7.7
Operating cash flows from operating leases	$6.7	$6.0	$6.5
Financing cash flows from finance leases (5)	$6.3	$4.9
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities	$22.8	$27.2
Right of use assets obtained in exchange for operating lease liabilities	$—	$49.0

Weighted-average remaining lease term – finance leases	41.5 years	31.5 years
Weighted-average remaining lease term – operating leases	13.0 years	12.9 years

Weighted-average discount rate – finance lease (6)	4.9%	6.7%
Weighted average discount rate – operating leases (6)	3.4%	4.4%

(1)    Amortization of right of use assets was included as a component of depreciation and amortization expense for the years ended December 31, 2020 and 2019.

(2)    Interest on lease liabilities was included as a component of interest expense for the years ended December 31, 2020 and 2019.

(3)    Capital lease expense related to the long-term PPA was included in cost of sales for the year ended December 31, 2018.

(4)    Operating and short-term lease expense were included as a component of operation and maintenance for the years ended December 31, 2020, 2019, and 2018.

(5)    Prior to our adoption of Topic 842 on January 1, 2019, all cash flows related to the finance lease were recorded as a component of operating cash flows.

(6)    Because our operating leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments for our operating leases. For our PPA that meets the definition of a finance lease, the rate implicit in the lease was readily determinable. For our solar land leases that are finance leases, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

2020 Form 10-K	119	WEC Energy Group, Inc.

The following table summarizes our finance lease right of use assets, which were included in property, plant and equipment on our balance sheets at December 31:

(in millions)	2020	2019
Long-term power purchase commitment
Under finance leases	$140.3	$140.3
Accumulated amortization	(132.3)	(126.6)
Total long-term power purchase commitment	$8.0	$13.7

Two Creeks land leases
Under finance leases	$7.7	$7.7
Accumulated amortization	(0.2)	(0.1)
Total Two Creeks land leases	$7.5	$7.6

Badger Hollow I land leases
Under finance leases	$19.5	$19.5
Accumulated amortization	(0.6)	(0.2)
Total Badger Hollow I land leases	$18.9	$19.3

Badger Hollow II land leases
Under finance leases	$22.8	$—
Accumulated amortization	(0.2)	—
Total Badger Hollow II land leases	$22.6	$—

Total finance lease right of use assets	$57.0	$40.6

Right of use assets related to operating leases were $20.7 million and $41.4 million at December 31, 2020 and 2019, and were included in other long-term assets on our balance sheets.

Future minimum lease payments under our operating leases and our finance leases, and the present value of our net minimum lease payments as of December 31, 2020, were as follows:

(in millions)	Total Operating Leases	Power Purchase Commitment	Two Creeks	Badger Hollow I	Badger Hollow II	Total Finance Leases
2021	$4.5	$9.4	$0.2	$0.7	$0.3	$10.6
2022	4.4	4.2	0.2	0.7	0.3	5.4
2023	4.5	—	0.2	0.7	0.7	1.6
2024	4.3	—	0.2	0.7	0.7	1.6
2025	3.8	—	0.2	0.7	0.7	1.6
Thereafter	24.5	—	22.6	52.7	55.0	130.3
Total minimum lease payments	46.0	13.6	23.6	56.2	57.7	151.1
Less: Interest	(10.2)	(1.5)	(15.7)	(35.9)	(34.6)	(87.7)
Present value of minimum lease payments	35.8	12.1	7.9	20.3	23.1	63.4
Less: Short-term lease liabilities	(3.4)	(8.1)	—	—	—	(8.1)
Long-term lease liabilities	$32.4	$4.0	$7.9	$20.3	$23.1	$55.3

Short-term and long-term lease liabilities related to operating leases were included in other current liabilities and other long-term liabilities on the balance sheets, respectively. Short-term and long-term lease liabilities related to our finance leases were included in current portion of long-term debt and long-term debt on the balance sheets, respectively.

2020 Form 10-K	120	WEC Energy Group, Inc.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for the years ended December 31:

(in millions)	2020	2019	2018
Current tax expense (benefit)	$49.2	$(37.9)	$(127.5)
Deferred income taxes, net	182.2	167.7	300.1
ITC, net	(3.5)	(4.8)	(2.8)
Total income tax expense	$227.9	$125.0	$169.8

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2020		2019		2018
		Effective		Effective		Effective
(in millions)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory federal income tax	$299.9	21.0%	$264.4	21.0%	$258.1	21.0%
State income taxes net of federal tax benefit	90.5	6.3%	80.4	6.4%	71.8	5.8%
Federal excess deferred tax amortization – Wisconsin unprotected (1)	(57.6)	(4.0)%	—	—%	—	—%
Wind PTCs	(51.5)	(3.6)%	(34.1)	(2.7)%	(12.1)	(1.0)%
Federal excess deferred tax amortization (2)	(36.7)	(2.6)%	(34.9)	(2.8)%	(16.8)	(1.4)%
Excess tax benefits – stock options	(12.3)	(0.9)%	(15.8)	(1.3)%	(5.9)	(0.5)%
AFUDC – Equity	(4.4)	(0.3)%	(3.0)	(0.2)%	(3.2)	(0.3)%
ITC restored	(3.5)	(0.2)%	(4.8)	(0.4)%	(2.8)	(0.2)%
Tax repairs (3)	3.3	0.2%	(122.8)	(9.8)%	(120.7)	(9.8)%
Other, net	0.2	—%	(4.4)	(0.3)%	1.4	0.2%
Total income tax expense	$227.9	15.9%	$125.0	9.9%	$169.8	13.8%

(1)    In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing these unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

(2)    The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

(3)    In accordance with a settlement agreement with the PSCW, WE flowed through the tax benefit of its repair related deferred tax liabilities in 2018 and 2019, to maintain certain regulatory asset balances at their December 31, 2017 levels. The flow through treatment of the repair related deferred tax liabilities offset the negative income statement impact of holding the regulatory assets level, resulting in no impact to net income. In 2020, in accordance with the settlement agreement, WE started collecting the payback of the tax repairs benefit that was flowed through to customers. Customers will pay back all of the benefits over the next fifty years.

See Note 26, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate orders.

2020 Form 10-K	121	WEC Energy Group, Inc.

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2020	2019
Deferred tax assets
Tax gross up – regulatory items	$497.6	$519.8
Deferred revenues	104.2	106.3
Future tax benefits	102.5	101.0
Other	197.2	159.8
Total deferred tax assets	901.5	886.9
Valuation allowance	(2.3)	(2.3)
Net deferred tax assets	$899.2	$884.6

Deferred tax liabilities
Property-related	$3,721.0	$3,609.0
Investment in affiliates	647.2	531.7
Deferred costs – Plant retirements	255.4	232.0
Employee benefits and compensation	148.2	131.4
Other	187.2	149.8
Total deferred tax liabilities	4,959.0	4,653.9
Deferred tax liability, net	$4,059.8	$3,769.3

Consistent with rate-making treatment, deferred taxes related to our regulated utilities in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal and state tax benefit carryforwards as of December 31, 2020 and 2019 are summarized in the tables below:

2020 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2020
Federal tax credit	$—	$89.1	$—	2040
State net operating loss	88.8	5.5	(2.3)	2030
Other state benefits	—	7.9	—	2023
Balance as of December 31, 2020	$88.8	$102.5	$(2.3)

2019 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2019
Federal tax credit	$—	$75.4	$—	2037
State net operating loss	287.1	17.6	(2.3)	2023
Other state benefits	—	8.0	—	2019
Balance as of December 31, 2019	$287.1	$101.0	$(2.3)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2020	2019
Balance as of January 1	$17.9	$20.0
Additions for tax positions of prior years	1.6	1.9
Additions based on tax positions related to the current year	0.1	0.2
Reductions for tax positions of prior years	(7.7)	(4.2)
Balance as of December 31	$11.9	$17.9

2020 Form 10-K	122	WEC Energy Group, Inc.

The amount of unrecognized tax benefits as of both December 31, 2020 and 2019, excludes deferred tax assets related to uncertainty in income taxes of $1.9 million and $2.0 million, respectively. As of December 31, 2020 and 2019, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was $10.1 million and $15.9 million, respectively.

For the years ended December 31, 2020, 2019, and 2018, we recognized $0.3 million of interest income, $0.1 million of interest expense, and $0.5 million of interest expense, respectively, related to unrecognized tax benefits in our income statements. For the years ended December 31, 2020, 2019, and 2018, we recognized no penalties related to unrecognized tax benefits in our income statements. For the year ended December 31, 2020, we had $0.5 million of interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets. For the year ended December 31, 2019, we had $0.8 million of interest accrued and no penalties accrued related to unrecognized tax benefits on our balance sheets.

Although analysis of our unrecognized tax benefits is ongoing, the potential estimated decrease in the total amounts of unrecognized tax benefits within the next 12 months is approximately $7.5 million associated with statutes of limitations on certain tax years. We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

We file income tax returns in the United States federal jurisdiction and state tax returns based on income in our major state operating jurisdictions of Wisconsin, Illinois, Michigan, and Minnesota. We also file tax returns in other state and local jurisdictions with varying statutes of limitations. As of December 31, 2020, with a few exceptions, we were subject to examination by federal and state or local tax authorities for the 2015 through 2020 tax years in our major operating jurisdictions as follows:

Jurisdiction	Years
Federal	2017–2020
Illinois	2015–2020
Michigan	2015–2020
Minnesota	2016–2020
Wisconsin	2016–2020

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.7	$2.0	$—	$13.7
FTRs	—	—	2.4	2.4
Coal contracts	—	1.8	—	1.8
Total derivative assets	$11.7	$3.8	$2.4	$17.9

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$7.7	$6.4	$—	$14.1
Coal contracts	—	1.2	—	1.2
Interest rate swaps	—	6.8	—	6.8
Total derivative liabilities	$7.7	$14.4	$—	$22.1

2020 Form 10-K	123	WEC Energy Group, Inc.

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.4	$2.0	$—	$3.4
FTRs	—	—	3.1	3.1
Coal contracts	—	0.4	—	0.4
Total derivative assets	$1.4	$2.4	$3.1	$6.9

Investments held in rabbi trust	$85.3	$—	$—	$85.3

Derivative liabilities
Natural gas contracts	$21.4	$1.3	$—	$22.7
Coal contracts	—	0.2	—	0.2
Interest rate swaps	—	6.0	—	6.0
Total derivative liabilities	$21.4	$7.5	$—	$28.9

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the years ended December 31, 2020 and 2019, the net unrealized gains included in earnings related to the investments held at the end of the period were $6.3 million and $18.7 million, respectively. The net unrealized gains included in earnings for the year ended December 31, 2018 were not significant.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2020	2019	2018
Balance at the beginning of the period	$3.1	$7.4	$4.4
Purchases	7.6	12.8	18.4
Settlements	(8.3)	(17.1)	(15.4)
Balance at the end of the period	$2.4	$3.1	$7.4

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value at December 31:

	2020		2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$32.3	$30.4	$29.5
Long-term debt, including current portion (1)	12,450.5	14,343.2	11,858.3	13,035.9

(1)    The carrying amount of long-term debt excludes finance lease obligations of $63.4 million and $45.9 million at December 31, 2020 and 2019, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

2020 Form 10-K	124	WEC Energy Group, Inc.

NOTE 18—DERIVATIVE INSTRUMENTS

The following table shows our derivative assets and derivative liabilities, along with their classification on our balance sheets. None of our derivatives are designated as hedging instruments, with the exception of our interest rate swaps, which have been designated as cash flow hedges.

	December 31, 2020		December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$13.0	$12.9	$3.4	$21.8
FTRs	2.4	—	3.1	—
Coal contracts	1.6	0.8	0.2	0.2
Interest rate swaps	—	6.8	—	2.8
Total other current	17.0	20.5	6.7	24.8

Other long-term
Natural gas contracts	0.7	1.2	—	0.9
Coal contracts	0.2	0.4	0.2	—
Interest rate swaps	—	—	—	3.2
Total other long-term	0.9	1.6	0.2	4.1
Total	$17.9	$22.1	$6.9	$28.9

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows for the years ended:

	December 31, 2020		December 31, 2019		December 31, 2018
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	188.6 Dth	$(54.1)	183.9 Dth	$(27.1)	173.2 Dth	$24.6
Petroleum products contracts	— gallons	—	— gallons	—	6.0 gallons	1.6
FTRs	29.8 MWh	4.1	31.2 MWh	16.3	30.5 MWh	15.9
Total		$(50.0)		$(10.8)		$42.1

At December 31, 2020 and 2019, we had posted cash collateral of $18.9 million and $34.4 million, respectively, in our margin accounts.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2020			December 31, 2019
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$17.9	$22.1		$6.9	$28.9
Gross amount not offset on the balance sheet	(6.9)	(7.7)	(1)	(1.4)	(21.4)	(2)
Net amount	$11.0	$14.4		$5.5	$7.5

(1)    Includes cash collateral posted of $0.8 million.

(2)    Includes cash collateral posted of $20.0 million.

Cash Flow Hedges

As of December 31, 2020, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes through November 15, 2021. As these swaps qualify for cash flow hedge accounting treatment, the related gains and losses are being deferred in accumulated other comprehensive loss and are being amortized to interest expense as interest is accrued on the 2007 Junior Notes.

2020 Form 10-K	125	WEC Energy Group, Inc.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive loss and in earnings, along with our total interest expense on the income statements, for the years ended December 31:

(in millions)	2020	2019	2018
Derivative loss recognized in other comprehensive loss	$(5.9)	$(4.8)	$(2.9)
Net derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	(2.1)	1.1	1.6
Total interest expense line item on the income statements	493.7	501.5	445.1

We estimate that during the next twelve months $5.5 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 19—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at December 31, 2020	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting transactions of subsidiaries (1)	$71.2	$11.7	$1.2	$58.3
Standby letters of credit (2)	69.2	0.1	—	69.1
Surety bonds (3)	12.1	12.0	0.1	—
Other guarantees (4)	10.5	—	—	10.5
Total guarantees	$163.0	$23.8	$1.3	$137.9

(1)    Consists of $4.2 million, $8.2 million, and $58.8 million to support the business operations of UMERC, Bluewater, and WECI, respectively.

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

(4)    Consists of $10.5 million related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 20—EMPLOYEE BENEFITS

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

2020 Form 10-K	126	WEC Energy Group, Inc.

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

The following tables provide a reconciliation of the changes in our plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2020	2019	2020	2019
Change in benefit obligation
Obligation at January 1	$3,123.7	$2,927.2	$558.6	$608.2
Service cost	50.1	47.0	15.2	16.3
Interest cost	102.8	120.4	18.6	25.7
Participant contributions	—	—	13.3	12.3
Plan amendments	—	—	(5.0)	(4.0)
Actuarial loss (gain)	311.6	269.3	(1.4)	(60.7)
Benefit payments	(241.8)	(240.2)	(46.1)	(42.3)
Federal subsidy on benefits paid	N/A	N/A	1.3	1.3
Transfer	—	—	1.6	1.8
Obligation at December 31	$3,346.4	$3,123.7	$556.1	$558.6

Change in fair value of plan assets
Fair value at January 1	$3,007.0	$2,690.8	$879.6	$771.7
Actual return on plan assets	348.1	494.1	103.1	134.3
Employer contributions	111.7	62.3	1.5	3.6
Participant contributions	—	—	13.3	12.3
Benefit payments	(241.8)	(240.2)	(46.1)	(42.3)
Fair value at December 31	$3,225.0	$3,007.0	$951.4	$879.6
Funded status at December 31	$(121.4)	$(116.7)	$395.3	$321.0

In 2020 and 2019, we had actuarial losses related to our pension benefit obligations of $311.6 million and $269.3 million, respectively, which was primarily due to decreases in our discount rates. The discount rate for our pension benefits was 2.67%, 3.41%, and 4.30%, in 2020, 2019, and 2018, respectively.

The 2020 actuarial gain related to our OPEB benefit obligation was not significant. In 2019, we had an actuarial gain related to our OPEB benefit obligation of $60.7 million, which was primarily due to better than expected claims and premiums experience, the use of new mortality tables, and the repeal of certain health insurance related taxes. These gains were partially offset by a decrease in our discount rate. The discount rate for our OPEB benefits was 3.39% and 4.27%, in 2019 and 2018, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2020	2019	2020	2019
Other long-term assets	$182.9	$188.8	$418.0	$341.7
Pension and OPEB obligations	304.3	305.5	22.7	20.7
Total net (liabilities) assets	$(121.4)	$(116.7)	$395.3	$321.0

The accumulated benefit obligation for all defined benefit pension plans was $3,194.3 million and $2,992.9 million as of December 31, 2020 and 2019, respectively.

2020 Form 10-K	127	WEC Energy Group, Inc.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2020	2019
Accumulated benefit obligation	$1,555.5	$1,754.2
Fair value of plan assets	1,298.3	1,504.6

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2020	2019
Projected benefit obligation	$2,034.1	$1,810.1
Fair value of plan assets	1,729.8	1,504.6

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2020	2019
Accumulated benefit obligation	$25.7	$31.1
Fair value of plan assets	3.0	10.4

The following table shows the amounts that have not yet been recognized in our net periodic benefit cost as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2020	2019	2020	2019
Pre-tax accumulated other comprehensive loss (1)
Net actuarial loss (gain)	$10.4	$10.6	$(1.4)	$(1.6)
Prior service credits	—	—	(0.1)	(0.1)
Total	$10.4	$10.6	$(1.5)	$(1.7)

Net regulatory assets (liabilities) (2)
Net actuarial loss (gain)	$1,101.2	$1,067.7	$(288.7)	$(266.6)
Prior service costs (credits)	1.1	2.7	(78.6)	(88.6)
Total	$1,102.3	$1,070.4	$(367.3)	$(355.2)

(1)    Amounts related to the nonregulated entities are included in accumulated other comprehensive loss.

(2)    Amounts related to the utilities and WBS are recorded as net regulatory assets or liabilities.

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$50.1	$47.0	$47.1	$15.2	$16.3	$23.7
Interest cost	102.8	120.4	114.3	18.6	25.7	29.9
Expected return on plan assets	(190.3)	(193.3)	(196.5)	(60.3)	(54.7)	(59.5)
Plan settlement	17.9	11.5	1.0	—	—	—
Amortization of prior service cost (credit)	1.6	2.2	2.7	(15.0)	(15.4)	(15.4)
Amortization of net actuarial loss (gain)	102.6	77.3	94.0	(22.4)	(6.6)	1.0
Net periodic benefit cost (credit)	$84.7	$65.1	$62.6	$(63.9)	$(34.7)	$(20.3)

2020 Form 10-K	128	WEC Energy Group, Inc.

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2020	2019	2020	2019
Discount rate	2.67%	3.41%	2.60%	3.39%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	3.69%	3.70%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	5.85%	6.00%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2028	2028
Assumed medical cost trend rate (Post 65)	N/A	N/A	5.80%	5.91%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2028	2028

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2020	2019	2018
Discount rate	3.34%	4.21%	3.71%
Expected return on plan assets	6.87%	7.12%	7.12%
Rate of compensation increase	4.00%	3.66%	3.66%
Interest credit rate	3.70%	3.72%	3.71%

	OPEB Benefits
	2020	2019	2018
Discount rate	3.39%	4.27%	3.63%
Expected return on plan assets	7.00%	7.25%	7.25%
Assumed medical cost trend rate (Pre 65)	6.00%	6.25%	6.50%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2028	2024	2024
Assumed medical cost trend rate (Post 65)	5.91%	6.01%	6.09%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2028	2028	2028

We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2021, the expected return on assets assumption is 6.87% for the pension plans and 7.00% for the OPEB plans.

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

The legacy Wisconsin Energy Corporation pension trust target asset allocations are 35% equity investments, 55% fixed income investments, and 10% private equity and real estate investments. The legacy Integrys pension trust target asset allocations are 45% equity investments, 45% fixed income investments, and 10% private equity and real estate investments. The two legacy Wisconsin

2020 Form 10-K	129	WEC Energy Group, Inc.

Energy Corporation OPEB trusts' target asset allocations are 50% equity investments and 50% fixed income investments, and 70% equity investments and 30% fixed income investments, respectively. The two largest legacy OPEB trusts for Integrys have the same target asset allocations of 45% equity investments and 55% fixed income investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(r), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2020
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$439.2	$—	$—	$439.2	$141.4	$—	$—	$141.4
International equity	345.1	—	—	345.1	120.9	—	—	120.9
Fixed income securities: (1)
United States bonds	—	1,056.4	—	1,056.4	143.0	179.9	—	322.9
International bonds	—	114.3	—	114.3	—	12.0	—	12.0
	$784.3	$1,170.7	$—	$1,955.0	$405.3	$191.9	$—	$597.2
Investments measured at net asset value				$1,270.0				$354.2
Total	$784.3	$1,170.7	$—	$3,225.0	$405.3	$191.9	$—	$951.4

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2019
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$335.6	$—	$—	$335.6	$103.0	$—	$—	$103.0
International equity	321.6	0.7	—	322.3	107.3	0.2	—	107.5
Fixed income securities: (1)
United States bonds	94.3	887.4	—	981.7	119.1	165.9	—	285.0
International bonds	51.5	87.0	—	138.5	24.6	8.5	—	33.1
	$803.0	$975.1	$—	$1,778.1	$354.0	$174.6	$—	$528.6
Investments measured at net asset value				$1,228.9				$351.0
Total	$803.0	$975.1	$—	$3,007.0	$354.0	$174.6	$—	$879.6

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $11.6 million to the pension plans and $2.1 million to the OPEB plans in 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2020 Form 10-K	130	WEC Energy Group, Inc.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2021	$237.4	$34.2
2022	231.8	34.4
2023	230.6	34.7
2024	222.2	34.5
2025	215.4	34.5
2026-2030	989.9	169.0

Savings Plans

We sponsor 401(k) savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, in which amounts are contributed to the employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $49.7 million, $50.9 million, and $49.3 million in 2020, 2019, and 2018, respectively.

NOTE 21—INVESTMENT IN TRANSMISSION AFFILIATES

We own approximately 60% of ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects. We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. ATC's corporate manager has a ten-member board of directors, and ATC Holdco's corporate manager has a four-member board of directors. We have one representative on each board. Each member of the board has only one vote. The following tables provide a reconciliation of the changes in our investments in ATC and ATC Holdco:

	2020
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	174.3	1.5	175.8
Add: Capital contributions	21.2	—	21.2
Less: Distributions	146.7	—	146.7
Less: Return of capital	—	6.8	6.8
Balance at December 31	$1,733.5	$30.8	$1,764.3

	2019
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,625.3	$40.0	$1,665.3
Add: Earnings (loss) from equity method investment	132.8	(5.2)	127.6
Add: Capital contributions	51.3	1.3	52.6
Less: Distributions	124.7	—	124.7
Balance at December 31	$1,684.7	$36.1	$1,720.8

	2018
(in millions)	ATC		ATC Holdco	Total
Balance at January 1	$1,515.8	(1)	$37.6	$1,553.4
Add: Earnings (loss) from equity method investment	139.6		(2.9)	136.7
Add: Capital contributions	48.2		5.3	53.5
Less: Distributions	78.2		—	78.2
Less: Other	0.1		—	0.1
Balance at December 31	$1,625.3		$40.0	$1,665.3

2020 Form 10-K	131	WEC Energy Group, Inc.

(1)    Distributions of $39.9 million, received in the first quarter of 2018, were approved and recorded as a receivable from ATC in other current assets at December 31, 2017.

In November 2019 and May 2020, the FERC issued orders that addressed complaints related to ATC's allowed ROE. Due to the various outstanding petitions filed related to these orders, our financials continue to include a $39.1 million liability for potential future refunds that ATC may be required to provide, reducing our equity earnings from ATC. This liability reflects a 10.52% ROE for all periods covered by the complaints.

We pay ATC for network transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. We are also required to initially fund the construction of transmission infrastructure upgrades needed for new generation projects. ATC owns these transmission assets and reimburses us for these costs when the new generation is placed in service.

The following table summarizes our significant related party transactions with ATC during the years ended December 31:

(in millions)	2020	2019	2018
Charges to ATC for services and construction	$27.5	$25.9	$21.8
Charges from ATC for network transmission services	350.5	348.1	338.1
Net refund from ATC related to FERC ROE orders	10.7	—	—
Refund from ATC related to a FERC audit	—	—	22.0

As of December 31, 2020 and 2019, our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	2020		2019
Accounts receivable for services provided to ATC	$3.7		$3.5
Accounts payable for services received from ATC	29.3		29.0
Amounts due from ATC for transmission infrastructure upgrades	4.6	(1)	2.8	(2)

(1)    The transmission infrastructure upgrades were primarily related to WE's and WPS's construction of their new solar projects, Badger Hollow II and Badger Hollow I, respectively.

(2)    The transmission infrastructure upgrades were related to WPS's construction of its two new solar projects, Badger Hollow I and Two Creeks. Amounts due related to Two Creeks were largely reimbursed by ATC in December 2020 as the new generation was placed in service.

Summarized financial data for ATC is included in the tables below:

	Year Ended December 31
(in millions)	2020	2019	2018
Income statement data
Operating revenues	$758.1	$744.4	$690.5
Operating expenses	372.5	373.5	358.7
Other expense, net	110.8	110.5	108.3
Net income	$274.8	$260.4	$223.5

(in millions)	December 31, 2020	December 31, 2019
Balance sheet data
Current assets	$92.7	$84.7
Noncurrent assets	5,400.6	5,244.2
Total assets	$5,493.3	$5,328.9

Current liabilities	$310.8	$502.6
Long-term debt	2,512.2	2,312.8
Other noncurrent liabilities	378.2	298.9
Members' equity	2,292.1	2,214.6
Total liabilities and members' equity	$5,493.3	$5,328.9

2020 Form 10-K	132	WEC Energy Group, Inc.

NOTE 22—SEGMENT INFORMATION

Effective December 31, 2020, we changed our measure of segment profitability from operating income to net income attributed to common shareholders. At December 31, 2020, we reported six segments, which are described below.

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
▪90% ownership interest in Bishop Hill III, located in Henry County, Illinois,
▪80% ownership interest in Coyote Ridge, located in Brookings County, South Dakota,
▪90% ownership interest in Upstream, located in Antelope County, Nebraska,
▪90% ownership interest in Blooming Grove, located in McLean County, Illinois, and
▪85% ownership interest in Tatanka Ridge, located in Deuel County, South Dakota.

See Note 2, Acquisitions, for more information on Bishop Hill III, Coyote Ridge, Upstream, Blooming Grove, and Tatanka Ridge.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, WBS, and PDL. See Note 3, Dispositions, for more information on the sale of our remaining PDL solar facilities.

2020 Form 10-K	133	WEC Energy Group, Inc.

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2020, 2019, and 2018.

	Utility Operations
2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,473.5	$1,321.9	$384.1	$7,179.5	$—	$60.0	$2.2	$—	$7,241.7
Intersegment revenues	—	—	—	—	—	448.5	—	(448.5)	—
Other operation and maintenance	1,476.7	435.4	87.0	1,999.1	—	24.9	17.4	(9.2)	2,032.2
Depreciation and amortization	674.5	196.7	33.5	904.7	—	98.9	25.1	(52.8)	975.9
Equity in earnings of transmission affiliates	—	—	—	—	175.8	—	—	—	175.8
Interest expense	561.3	63.5	10.2	635.0	19.4	60.8	124.0	(345.5)	493.7
Loss on debt extinguishment	—	—	—	—	—	—	38.4	—	38.4
Income tax expense (benefit)	132.7	66.1	13.1	211.9	43.7	44.7	(72.4)	—	227.9
Net income (loss)	691.6	203.5	39.0	934.1	112.6	261.1	(106.4)	—	1,201.4
Net income (loss) attributed to common shareholders	690.4	203.5	39.0	932.9	112.6	260.8	(106.4)	—	1,199.9
Capital expenditures and asset acquisitions	1,382.4	652.7	144.3	2,179.4	—	661.8	33.1	—	2,874.3
Total assets (1)	24,599.2	7,471.8	1,336.2	33,407.2	1,764.7	4,455.2	762.2	(3,361.2)	37,028.1

(1)    Total assets at December 31, 2020 reflect an elimination of $1,824.5 million for all lease activity between We Power and WE.

	Utility Operations
2019 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,647.1	$1,357.1	$426.0	$7,430.2	$—	$88.5	$4.4	$—	$7,523.1
Intersegment revenues	—	—	—	—	—	407.4	—	(407.4)	—
Other operation and maintenance	1,591.3	461.1	98.5	2,150.9	—	19.7	14.0	0.2	2,184.8
Depreciation and amortization	617.0	181.3	27.5	825.8	—	92.0	24.3	(15.8)	926.3
Equity in earnings of transmission affiliates	—	—	—	—	127.6	—	—	—	127.6
Interest expense	572.0	59.0	8.5	639.5	13.1	62.1	140.9	(354.1)	501.5
Income tax expense (benefit)	35.2	60.2	13.6	109.0	27.1	59.9	(71.0)	—	125.0
Net income (loss)	651.1	170.3	43.2	864.6	87.4	245.5	(62.8)	—	1,134.7
Net income (loss) attributed to common shareholders	649.9	170.3	43.2	863.4	87.4	246.0	(62.8)	—	1,134.0
Capital expenditures and asset acquisitions	1,378.6	624.9	109.1	2,112.6	—	389.9	26.5	—	2,529.0
Total assets (1)	23,934.8	6,932.5	1,237.8	32,105.1	1,723.1	3,654.1	814.0	(3,344.5)	34,951.8

(1)    Total assets at December 31, 2019 reflect an elimination of $1,896.7 million for all lease activity between We Power and WE.

2020 Form 10-K	134	WEC Energy Group, Inc.

	Utility Operations
2018 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,794.7	$1,400.0	$438.2	$7,632.9	$—	$37.9	$8.7	$—	$7,679.5
Intersegment revenues	—	—	—	—	—	430.5	—	(430.5)	—
Other operation and maintenance	2,076.1	472.3	101.0	2,649.4	—	12.6	1.8	(393.3)	2,270.5
Depreciation and amortization	546.6	170.3	24.1	741.0	—	75.7	29.1	—	845.8
Equity in earnings of transmission affiliates	—	—	—	—	136.7	—	—	—	136.7
Interest expense	200.7	51.2	8.7	260.6	0.3	63.7	125.8	(5.3)	445.1
Income tax expense (benefit)	46.7	51.8	15.9	114.4	53.7	73.9	(72.2)	—	169.8
Net income (loss)	618.2	147.1	44.1	809.4	82.8	228.4	(60.1)	—	1,060.5
Net income (loss) attributed to common shareholders	617.0	147.1	44.1	808.2	82.8	228.4	(60.1)	—	1,059.3
Capital expenditures and asset acquisitions	1,466.1	547.1	103.6	2,116.8	—	260.6	39.7	—	2,417.1
Total assets (1)	23,407.0	6,483.3	1,147.9	31,038.2	1,665.3	3,227.2	959.6	(3,414.5)	33,475.8

(1)    Total assets at December 31, 2018 reflect an elimination of $1,968.5 million for all lease activity between We Power and WE.

NOTE 23—VARIABLE INTEREST ENTITIES

The primary beneficiary of a variable interest entity must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in variable interest entities.

We assess our relationships with potential variable interest entities, such as our coal suppliers, natural gas suppliers, coal transporters, natural gas transporters, and other counterparties related to PPAs, investments, and joint ventures. In making this assessment, we consider, along with other factors, the potential that our contracts or other arrangements provide subordinated financial support, the obligation to absorb the entity's losses, the right to receive residual returns of the entity, and the power to direct the activities that most significantly impact the entity's economic performance.

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At December 31, 2020 and 2019, our equity investment in ATC was $1,733.5 million and $1,684.7 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At December 31, 2020 and 2019, our equity investment in ATC Holdco was $30.8 million and $36.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 21, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

2020 Form 10-K	135	WEC Energy Group, Inc.

Power Purchase Agreement

We have a PPA that represents a variable interest. This agreement is for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a finance lease. The agreement includes no minimum energy requirements over the remaining term of approximately one year. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the PPA.

We have $13.6 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 24—COMMITMENTS AND CONTINGENCIES

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2020, including those of our subsidiaries.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2021	2022	2023	2024	2025	Later Years
Electric utility:
Nuclear	2033	$7,843.9	$501.1	$531.2	$563.1	$596.8	$632.6	$5,019.1
Coal supply and transportation	2024	600.1	257.8	190.6	151.0	0.7	—	—
Purchased power	2051	339.7	58.2	51.6	46.5	43.4	44.6	95.4
Natural gas utility:
Supply and transportation	2048	1,805.8	337.4	318.1	236.7	162.5	96.4	654.7
Non-utility energy infrastructure:
Purchased power	2061	380.1	18.4	18.2	18.0	18.1	18.5	288.9
Natural gas storage and transportation	2048	9.8	6.7	1.3	0.8	—	—	1.0
Total		$10,979.4	$1,179.6	$1,111.0	$1,016.1	$821.5	$792.1	$6,059.1

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

2020 Form 10-K	136	WEC Energy Group, Inc.

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•the development of additional sources of renewable electric energy supply;
•the addition of improvements for water quality matters such as treatment technologies to meet regulatory discharge limits and improvements to our cooling water intake systems;
•the addition of emission control equipment to existing facilities to comply with ambient air quality standards and federal clean air rules;
•the protection of wetlands and waterways, threatened and endangered species, and cultural resources associated with utility construction projects;
•the retirement of older coal-fired power plants and conversion to modern, efficient, natural gas generation, super-critical pulverized coal generation, and/or replacement with renewable generation;
•the beneficial use of ash and other products from coal-fired and biomass generating units;
•the remediation of former manufactured gas plant sites; and
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure.

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard.

The EPA issued final nonattainment area designations for the 2015 standard in April 2018. The following counties within our service territories were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. Petitioners in that case have argued that additional portions of Milwaukee, Waukesha, Ozaukee, and Washington Counties (among others) should be designated as nonattainment for ozone. In November 2019, the D.C. Circuit Court of Appeals heard oral arguments for that case. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. We expect that any subsequent EPA re-designation, if necessary, would take place in 2021. The State of Wisconsin submitted the "infrastructure" portion of its state implementation plan outlining how it will implement, maintain, and enforce the 2015 ozone standard. The plan is subject to EPA review and approval. Additionally, in January 2021, the WDNR issued a notice that it had prepared a draft economic impact analysis for proposed rules related to incorporating the 2015 standards into the state administrative code. We believe we are well positioned to meet the requirements associated with the ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. All counties within our service territories are in attainment with the 2012 standards; however, we expect that the decision to retain the 2012 standards with no changes will be challenged by certain states and non-governmental organizations.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the CPP and provided existing coal-fired generating units with standards for achieving GHG emission reductions. It is unclear what steps the EPA will take next. The EPA could either revive an updated version of the CPP or draft a new rule to regulate GHG emissions.

In December 2018, the EPA proposed to revise the NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. In the proposed rule, the EPA determined that the BSER for new, modified, and reconstructed coal units is highly efficient generation that would be equivalent to supercritical steam conditions for larger units and subcritical steam conditions for smaller units. This proposed BSER would replace the determination from the previous rule, which identified BSER as partial carbon capture and storage.

2020 Form 10-K	137	WEC Energy Group, Inc.

In January 2021, the EPA finalized the NSPS but did not address the BSER as proposed in 2018. Instead, the EPA shifted the focus to finalizing a significant contribution finding for purposes of regulating source categories for GHG emissions. While the EPA confirmed that EGUs remain a listed source category, the EPA concluded that no other source category should be listed. The EPA based its conclusion on the fact that no other source category, except for EGUs, should contribute to GHG emissions above a 3% threshold. BSER may be addressed in a future action by the EPA. If the rule is not repealed, it will become effective in March 2021. Despite this uncertainty, we continue to move forward on the ESG Progress Plan which is heavily focused on reducing GHG emissions.

The ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with the construction of zero-carbon-emitting renewable generation and natural gas-fired generation. In 2019, we met and surpassed our original goal to reduce CO2 emissions by 40% below 2005 levels by 2030. In July 2020, we announced new goals to reduce CO2 emissions from our electric generation by 70% below 2005 levels by 2030 and to be net carbon neutral by 2050. We added a near-term goal in November 2020 to reduce CO2 emissions by 55% below 2005 levels by 2025. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025 and to invest in low-cost renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning a combination of natural gas-fired generation and zero-carbon-emitting renewable generation facilities.

We also have a goal to decrease the rate of methane emissions from the natural gas distribution lines in our network by 30% per mile by the year 2030 from a 2011 baseline. We were over half way toward meeting that goal at the end of 2020.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 20.1 million metric tonnes to the EPA for 2020. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas utilities distribute and sell. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 27.4 million metric tonnes to the EPA for 2020.

National Emission Standards for Hazardous Air Pollutants – Major Source Classification

In November 2020, the EPA published a final rule to eliminate the "once-in-always-in" policy regarding major and area source classifications under the National Emission Standards for Hazardous Air Pollutants. The final rule revised the definition of "major source" to allow for the reclassification as an area source when the source's potential to emit hazardous air pollutants meets certain criteria. Technical corrections to this final rule were published in December 2020. We do not expect the revisions to the major source classification will have a material impact on our financial condition or results of operations.

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In October 2020, the EPA proposed a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor" obligations. No further NOx reductions would be needed within these nine states. We do not expect that the proposed rule, if finalized, will have a material impact on our financial condition or results of operations.

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

2020 Form 10-K	138	WEC Energy Group, Inc.

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

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. The latest compliance date under the ELG rule is December 31, 2023. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. As a result of past capital investments at WE and WPS, we believe our fleet is well positioned to meet the existing ELG regulations. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be modifications to the BATW systems at Weston Unit 3 and OC 7 and OC 8. Wastewater treatment system modifications will be required for wet FGD discharges and site wastewater from the OCPP and ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $110 million in capital investment.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2020	2019
Regulatory assets	$638.2	$685.5
Reserves for future environmental remediation	532.9	589.2

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources annually. WE and WPS have achieved their required renewable energy percentages of 8.27% and 9.74%, respectively, by constructing various wind parks, a solar park, a biomass facility, and by also relying on renewable energy purchases. WE and WPS continue to review their renewable energy portfolios and acquire cost-effective renewables as needed to meet their

2020 Form 10-K	139	WEC Energy Group, Inc.

requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and each utility funds the program based on 1.2% of its annual retail operating revenues.

Michigan Legislation

In December 2016, Michigan enacted Act 342, which required 12.5% of the state's electric energy to come from renewables for 2019 and 2020, and energy optimization (efficiency) targets up to 1% annually. The renewable requirement increased to 15.0% for 2021. UMERC was in compliance with its requirements under this statute as of December 31, 2020. The legislation continues to allow recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

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

With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. We are working with the EPA on a closeout process for the Consent Decree.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with Wisconsin Power and Light Company, Madison Gas and Electric, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Wisconsin Power and Light Company has started the process to close out this Consent Decree.

NOTE 25—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
(in millions)	2020	2019	2018
Cash paid for interest, net of amount capitalized	$492.9	$485.9	$441.5
Cash paid (received) for income taxes, net	27.9	(24.9)	16.3
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	153.1	159.9	65.9
Non-cash capital contributions from noncontrolling interest	—	21.0	—
Receivable related to corporate-owned life insurance proceeds	—	—	7.7

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of the cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred

2020 Form 10-K	140	WEC Energy Group, Inc.

compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments. Our restricted cash also includes the restricted cash we received when WECI acquired ownership interests in certain wind generation projects. This cash is restricted as it can only be used to pay for any remaining costs associated with the construction of these wind generation facilities. See Note 2, Acquisitions, for more information on the acquisitions of these wind generation projects.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2020	2019	2018
Cash and cash equivalents	$24.8	$37.5	$84.5
Restricted cash included in other current assets	—	—	2.5
Restricted cash included in other long term assets	47.8	44.8	59.1
Cash, cash equivalents, and restricted cash	$72.6	$82.3	$146.1

NOTE 26—REGULATORY ENVIRONMENT

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

In the second order issued on March 24, 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for their commercial and industrial customers. See Note 5, Credit Losses, for information regarding changes to our allowance for credit losses related to COVID-19. As of December 31, 2020, the total amount deferred at our Wisconsin utilities related to the COVID-19 pandemic was not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

The PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1 and ends on April 15. Utilities are allowed to continue assessing late fees during the winter moratorium.

2020 Form 10-K	141	WEC Energy Group, Inc.

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
•Flexible deferred payment arrangements were required to be offered to residential and commercial and industrial customers for an extended period of time and with reduced down payment requirements.
•Deposit requirements were waived until August 25, 2020 for all residential customers, and were waived for an additional four months for residential customers that verbally expressed financial hardship.
•PGL and NSG were required to establish a bill payment assistance program with approximately $12.0 million and $1.2 million, respectively, available for eligible residential customers to provide relief from high arrearages.

In addition to the above, the settlement agreement authorized PGL and NSG to implement a SPC rider for the recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs. PGL and NSG began recovering costs under the SPC rider on October 1, 2020. Amounts deferred under the SPC rider are being recovered over 36 months and will be subject to review and reconciliation by the ICC. As of December 31, 2020, PGL's and NSG's regulatory assets related to the COVID-19 pandemic were $19.4 million, collectively.

Subsequent to the approval of the settlement agreement, and at the request of the ICC, PGL and NSG agreed to extend the moratorium on disconnections for qualified low-income residential customers and residential customers expressing financial hardship through March 31, 2021. The annual winter moratorium in Illinois that generally prohibits PGL and NSG from disconnecting residential customers for non-payment began on December 1 and ends on March 31. Additionally, PGL and NSG voluntarily extended the availability of deferred payment arrangements with reduced down payment requirements to residential and commercial and industrial customers until March 31, 2021.

Minnesota

On May 22, 2020, the MPUC issued a written order authorizing Minnesota utilities, including MERC, to track and defer COVID-19 related expenses and certain foregone revenues. The MPUC will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of December 31, 2020, amounts deferred at MERC related to the COVID-19 pandemic were not significant.

On June 18, 2020, the MPUC verbally ordered Minnesota utilities to temporarily suspend disconnections and waive reconnection fees, service deposits, late fees, interest, and penalties for all residential customers. In addition, utilities were required to immediately reconnect residential customers that were previously disconnected. On August 13, 2020, the MPUC issued a written order affirming these temporary provisions. The order will remain in effect until 60 days after Minnesota's declared peacetime emergency expires. Currently, the peacetime order is set to expire on March 15, 2021, meaning the MPUC's order would expire on May 14, 2021. The expiration date of Minnesota's peacetime emergency, and the corresponding expiration date of the MPUC order, are subject to change. The annual winter moratorium in Minnesota that generally prohibits MERC from disconnecting residential customers for non-payment began on October 15, 2020 and does not end until April 15, 2021.

Prior to the verbal order issued by the MPUC, MERC had voluntarily taken actions to ensure its customers continued to receive utility services during the pandemic. These actions included, but were not limited to, temporarily suspending disconnections and waiving late payment fees for residential and small commercial and industrial customers that entered into payment plans.

2020 Form 10-K	142	WEC Energy Group, Inc.

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

The April 15, 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. On July 23, 2020, the MPSC issued an order denying Michigan utilities' ability to defer additional COVID-19 related expenses and certain foregone revenues. The MPSC indicated that utilities can still seek recovery of these costs and foregone revenues by filing additional information on the specifics of their request. MGU and UMERC filed comments with the MPSC on November 2, 2020 indicating that they have not experienced any material additional COVID-19 related expenses or foregone revenues, but that they will continue to monitor them and will notify the MPSC if they become material. At December 31, 2020, our Michigan utilities had not recorded any deferrals related to the COVID-19 pandemic.

Tax Cuts and Jobs Act of 2017

Due to the Tax Legislation, our regulated utilities deferred for return to ratepayers, through future refunds, bill credits, riders, or reductions in other regulatory assets, the estimated tax benefit of $2,529 million that resulted from the revaluation of deferred taxes. The Tax Legislation also reduced the corporate federal tax rate from a maximum of 35% to a 21% rate, effective January 1, 2018. We received written orders from the PSCW and the MPSC addressing the refunding of certain of these tax benefits to ratepayers in Wisconsin and Michigan, respectively. The ICC approved the VITA in Illinois, and the MPUC addressed the impacts to MERC in its 2018 rate order. See the Variable Income Tax Adjustment Rider discussion and the 2018 Minnesota Rate Order discussion below for more information. Summaries of the Wisconsin and Michigan orders are provided below.

Wisconsin

In May 2018, the PSCW issued an order regarding the benefits associated with the Tax Legislation. The PSCW order required WE's and WPS’s electric utility operations to use 80% and 40%, respectively, of the current 2018 and 2019 tax benefits to reduce certain regulatory assets. The remaining 20% and 60% at WE and WPS, respectively, was returned to electric customers in the form of bill credits. For our Wisconsin natural gas utility operations, the PSCW indicated that 100% of the current 2018 and 2019 tax benefits should be returned to natural gas customers in the form of bill credits. Regarding the net tax benefit associated with the revaluation of deferred taxes, amortization required in accordance with normalization accounting was used to reduce certain regulatory assets for our electric utilities and was deferred at our natural gas utilities. The timing and method of returning the remaining net tax benefit associated with the revaluation of deferred taxes was addressed in the rate orders issued by the PSCW in December 2019. See the 2020 and 2021 Rates discussion below for more information.

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

2020 Form 10-K	143	WEC Energy Group, Inc.

savings from these months to customers via volumetric bill credits over multiple months. The MPSC issued orders approving settlements in September 2018. In accordance with the settlement orders, the savings were returned to MGU's and UMERC's customers via volumetric bill credits that were in effect from October 1, 2018 through December 31, 2018.

The third filing was filed in October 2018 and addressed the remaining impacts of the Tax Legislation on base rates – most notably the re-measurement of deferred tax balances. MGU and UMERC proposed providing a volumetric bill credit, subject to reconciliation and true up, to return these remaining impacts of the Tax Legislation to customers. The MPSC issued orders approving settlements in May 2019. The settlement orders provide for volumetric bill credits to MGU's and UMERC's customers effective June 1, 2019. For MGU's customers and UMERC's electric customers, the bill credits will remain in effect until each company's next rate proceeding. Effective July 1, 2020, the bill credits were temporarily suspended for UMERC's natural gas customers.

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

(1)    Amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The WE and WPS rate orders reflect the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. For WE, approximately $65 million of tax benefits will be amortized in each of 2020 and 2021. For WPS, approximately $11 million of tax benefits were amortized in 2020 and approximately $39 million will be amortized in 2021. The unprotected deferred tax benefits related to the unrecovered balances of WE's recently retired plants and its SSR regulatory asset were used to reduce the related regulatory asset. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by our regulators.

(2)    The WPS rate order is net of $21 million of refunds related to its 2018 earnings sharing mechanism. These refunds are being made to customers evenly over two years, with half returned in 2020 and the remainder being returned in 2021.

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

In accordance with its rate order, WE filed an application with the PSCW on July 20, 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. On November 17, 2020, the PSCW issued a written order approving the application. The securitization is expected to reduce the carrying costs for the $100 million, benefiting customers.

2020 Form 10-K	144	WEC Energy Group, Inc.

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

Liquefied Natural Gas Facilities

In November 2019, WE and WG filed a joint application with the PSCW requesting approval for each company to construct its own LNG facility. If approved, each facility would provide one Bcf of natural gas supply to meet peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. A decision from the PSCW is expected in 2021, and commercial operation of the LNG facilities is targeted for the end of 2023.

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

2020 Form 10-K	145	WEC Energy Group, Inc.

In May 2018, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire ownership interests in two solar projects in Wisconsin. Badger Hollow I is located in Iowa County, Wisconsin, and Two Creeks is located in Manitowoc County, Wisconsin. The PSCW approved the acquisition of these two projects in April 2019. Commercial operation was achieved in November 2020 for Two Creeks, and is targeted for the second quarter of 2021 for Badger Hollow I. WPS owns 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW. WPS's share of the cost of both projects is estimated to be approximately $260 million.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2020, PGL filed its 2019 reconciliation with the ICC, which, along with the 2018, 2017 and 2016 reconciliations, are still pending. In July 2019, the ICC approved a settlement of the 2015 reconciliation, which included a rate base reduction of $7.0 million and a $7.3 million refund to ratepayers. In February 2018, PGL agreed to a settlement of the 2014 reconciliation, which included a rate base reduction of $5.4 million and a $4.7 million refund to ratepayers.

As of December 31, 2020, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Variable Income Tax Adjustment Rider

In April 2018, the ICC approved the VITA proposed by PGL and NSG. The VITA recovers or refunds changes in income tax expense resulting from differences in income tax rates and amortization of deferred tax excesses and deficiencies (in accordance with the Tax Legislation) from the amounts used in the last PGL and NSG rate case, effective January 25, 2018.

2020 Form 10-K	146	WEC Energy Group, Inc.

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

Michigan Gas Utilities Corporation

2021 Rate Application

In February 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU decided that it would not file a rate case during the COVID-19 pandemic and would re-evaluate the timing of the rate filing at a later date.

In May 2020, MGU filed an application with the MPSC requesting approval to defer $5.0 million of depreciation and interest expense during 2021 related to capital investments made by MGU since its last rate case. In July 2020, the MPSC issued a written order approving MGU's request. The deferral of these costs will help to mitigate the impacts from delaying the filing of the rate case.

NOTE 27—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2020	2019	2018
Non-service components of net periodic benefit costs	$41.2	$36.2	$26.0
AFUDC – Equity	20.9	14.4	15.2
Gains (losses) from investments held in rabbi trust	12.7	21.2	(1.8)
Other, net	4.7	30.4	30.9
Other income, net	$79.5	$102.2	$70.3

2020 Form 10-K	147	WEC Energy Group, Inc.

NOTE 28—QUARTERLY FINANCIAL INFORMATION (Unaudited)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Operating revenues	$2,108.6	$1,548.7	$1,651.0	$1,933.4	$7,241.7
Operating income	626.6	338.8	370.2	370.5	1,706.1
Net income attributed to common shareholders	452.5	241.6	266.8	239.0	1,199.9
Earnings per share (1)
Basic	$1.43	$0.77	$0.85	$0.76	$3.80
Diluted	1.43	0.76	0.84	0.76	3.79

2019
Operating revenues	$2,377.4	$1,590.2	$1,608.0	$1,947.5	$7,523.1
Operating income	542.8	314.6	310.9	363.1	1,531.4
Net income attributed to common shareholders	420.1	235.7	234.3	243.9	1,134.0
Earnings per share (1)
Basic	$1.33	$0.75	$0.74	$0.77	$3.60
Diluted	1.33	0.74	0.74	0.77	3.58

(1)    Earnings per share for the individual quarters may not total the year ended earnings per share amount because of changes to the average number of shares outstanding and changes in incremental issuable shares throughout the year.

NOTE 29—NEW ACCOUNTING PRONOUNCEMENTS

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

Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework: Changes to the Disclosure Requirements for Defined Benefit Plans. The pronouncement modifies the disclosure requirements for defined benefit pension and OPEB plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented. We adopted the disclosure provisions of ASU 2018-14, effective December 31, 2020. These disclosure modifications are included in Note 20, Employee Benefits.

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions for performing intraperiod allocation and calculating income taxes in interim periods and also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance was effective for annual and interim periods beginning after December 15, 2020. The adoption of ASU 2019-12, effective January 1, 2021, did not have a significant impact on our financial statements and related disclosures.

2020 Form 10-K	148	WEC Energy Group, Inc.

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

2020 Form 10-K	149	WEC Energy Group, Inc.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our and our subsidiaries' internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our and our subsidiaries' internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

For Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, attesting to the effectiveness of our internal controls over financial reporting, see Section A of Item 8.

ITEM 9B. OTHER INFORMATION

None.

2020 Form 10-K	150	WEC Energy Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors – Terms Expiring in 2022 – 2021 Director Nominees for Election," "Delinquent Section 16(a) Reports," "Annual Meeting and Voting Information – Stockholder Nominees and Proposals," and "Governance – Board Committees – Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Shareholders to be held May 6, 2021 (the "2021 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation Tables," "Governance – Director Compensation," and "Governance – Compensation Committee Interlocks and Insider Participation" in the 2021 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Energy Group Common Stock Ownership" in the 2021 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2020:

Plan Type	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,887,460	$64.13	24,691,825	(1)
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	2,887,460	$64.13	24,691,825

(1)    Includes shares available for future issuance under our Omnibus Stock Incentive Plan, all of which could be granted as awards of stock options, stock appreciation rights, performance units, restricted stock, or other stock based awards.

2020 Form 10-K	151	WEC Energy Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Governance – Additional Governance Matters – Related Party Transactions," "Proposal 1: Election of Directors – Terms Expiring in 2022 – Board Composition Independence," and "Governance – Board Committees" in the 2021 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on the Corporate Governance section of our Company's website at www.wecenergygroup.com/govern/governance.htm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2021 Annual Meeting Proxy Statement is incorporated herein by reference.

2020 Form 10-K	152	WEC Energy Group, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Reports of Independent Registered Public Accounting Firm.	78

	Consolidated Income Statements for the three years ended December 31, 2020, 2019, and 2018..	81

	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2020, 2019, and 2018.	82

	Consolidated Balance Sheets at December 31, 2020 and 2019.	83

	Consolidated Statements of Cash Flows for the three years ended December 31, 2020, 2019, and 2018.	84

	Consolidated Statements of Equity for the three years ended December 31, 2020, 2019, and 2018.	85

	Notes to Consolidated Financial Statements.	86

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule I, Condensed Parent Company Financial Statements, including Income Statements, Statements of Comprehensive Income, and Statements of Cash Flows for the three years ended December 31, 2020, 2019, and 2018 and Balance Sheets as of December 31, 2020 and 2019.	159

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2020, 2019, and 2018.	165

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WEC Energy Group, Inc., as amended effective May 21, 2012. (Exhibit 3.1 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

	3.2*	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended. (Exhibit 3.1 to WEC Energy Group's 06/29/15 Form 8-K.)

	3.3*	Bylaws of WEC Energy Group, Inc., as amended to April 16, 2020. (Exhibit 3.1 to WEC Energy Group's 04/20/20 Form 8-K.)

2020 Form 10-K	153	WEC Energy Group, Inc.

Number	Exhibit

4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation and the Bylaws of WEC Energy Group, Inc. (See Exhibits 3.1 and 3.3 above.)

	4.2*	Description of WEC Energy Group's Common Stock. (Exhibit 4.2 to WEC Energy Group's 12/31/2019 Form 10-K.)

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

2020 Form 10-K	154	WEC Energy Group, Inc.

Number	Exhibit

	4.19*	Securities Resolution No. 5 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of May 8, 2007. (Exhibit 4.1 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

	4.20*	Securities Resolution No. 6 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of June 4, 2015. (Exhibit 4.1 to Wisconsin Energy Corporation's 06/04/15 Form 8-K.)

	4.21*	Securities Resolution No. 9 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of September 14, 2020. (Exhibit 4.1 to WEC Energy Group's 09/14/20 Form 8-K.)

	4.22*	Securities Resolution No. 10 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of October 5, 2020. (Exhibit 4.1 to WEC Energy Group's 10/05/20 Form 8-K.)

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

10	Material Contracts

	10.1*	WEC Energy Group Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2018.**

	10.2*	Legacy Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2018.**

	10.3*	WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018.**

	10.4*	Legacy Wisconsin Energy Corporation Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.4 to WEC Energy Group's 12/31/16 Form 10-K.)**

	10.5*	WEC Energy Group Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.5 to WEC Energy Group's 12/31/16 Form 10-K.)**

	10.6*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2018.**

	10.7*	WEC Energy Group Supplemental Long Term Disability Plan, Amended and Restated Effective as of January 1, 2017.**

2020 Form 10-K	155	WEC Energy Group, Inc.

Number	Exhibit

	10.8*	WEC Energy Group Short-Term Performance Plan, Amended and Restated Effective as of January 1, 2019.**

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

	10.10*	Letter Agreement by and between WEC Energy Group, Inc. and Gale E. Klappa, dated as of December 20, 2019. (Exhibit 10.1 to WEC Energy Group's 12/23/2019 Form 8-K.)**

	10.11*	Letter Agreement by and between WEC Energy Group, Inc. and Gale E. Klappa, dated as of October 21, 2020. (Exhibit 10.1 to WEC Energy Group's 10/21/2020 Form 8-K.)**

	10.12*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)**

	10.13*	Letter Agreement by and between Wisconsin Energy Corporation and Joseph Kevin Fletcher, dated as of August 17, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/11 Form 10-Q.)**

	10.14*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q.)**

	10.15*	Letter Agreement by and between WEC Energy Group, Inc. and Frederick D. Kuester, dated as of February 23, 2018. (Exhibit 10.1 to WEC Energy Group's 03/31/2018 Form 10-Q.)**

	10.16*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated effective as of January 1, 2016 (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.17*	Terms and Conditions Governing Non-Qualified Stock Option Award under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)**

10.18*
2016 WEC Energy Group Terms and Conditions Governing Director Restricted Stock Awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.24 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.19*	Director Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 12/01/16 Form 8-K.)**

	10.20*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K.)**

	10.21*	2016 WEC Energy Group Restricted Stock Award Terms and Conditions governing awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.27 to WEC Energy Group's 12/31/15 Form 10-K.)**

10.22*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)**

10.23*
2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group's 12/31/15 Form 10-K.)**

10.24*
Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to WE's 06/30/03 Form 10-Q (File No. 001-01245).)

10.25*
Port Washington II Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to WE's 06/30/03 Form 10-Q (File No. 001-01245).)

2020 Form 10-K	156	WEC Energy Group, Inc.

Number	Exhibit
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

	10.35*	Letter Agreement by and between WEC Energy Group, Inc. and Scott J. Lauber, dated March 31, 2020. (Exhibit 10.1 to WEC Energy Group's 03/31/20 Form 8.K.)**

	10.36*	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K.)**

	10.37*	Consulting Agreement by and between WEC Energy Group, Inc. and Frederick D. Kuester, dated June 29, 2020. (Exhibit 10.1 to WEC Energy Group's 06/29/20 Form 8-K.)**

21	Subsidiaries of the registrant

	21.1	Subsidiaries of WEC Energy Group.

23	Consents of experts and counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WEC Energy Group.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2020 Form 10-K	157	WEC Energy Group, Inc.

Number	Exhibit
32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2020 Form 10-K	158	WEC Energy Group, Inc.

SCHEDULE I – CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WEC ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. INCOME STATEMENTS

Year Ended December 31
(in millions)	2020	2019	2018
Operating expenses	$5.3	$4.7	$5.0
Equity in earnings of subsidiaries	1,283.8	1,210.5	1,108.3
Other income, net	1.3	6.3	6.8
Interest expense	96.9	122.3	104.1
Loss on debt extinguishment	38.4	—	—
Income before income taxes	1,144.5	1,089.8	1,006.0
Income tax benefit	55.4	44.2	53.3
Net income attributed to common shareholders	$1,199.9	$1,134.0	$1,059.3

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2020 Form 10-K	159	WEC Energy Group, Inc.

B. STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2020	2019	2018
Net income attributed to common shareholders	$1,199.9	$1,134.0	$1,059.3

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative loss, net of tax benefit of $1.6, $1.3, and $0.8, respectively	(4.3)	(3.5)	(2.1)
Reclassification of net (gain) loss to net income, net of tax	1.5	(0.8)	(1.2)
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	1.6
Cash flow hedges, net	(2.8)	(4.3)	(1.7)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax	(0.4)	0.4	(0.9)
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.3	0.2	0.2
Cumulative effect adjustment from adoption of ASU 2018-02	—	—	(0.3)
Defined benefit plans, net	(0.1)	0.6	(1.0)

Other comprehensive income (loss) from subsidiaries, net of tax	0.2	2.2	(2.8)

Other comprehensive loss, net of tax	(2.7)	(1.5)	(5.5)

Comprehensive income attributed to common shareholders	$1,197.2	$1,132.5	$1,053.8

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2020 Form 10-K	160	WEC Energy Group, Inc.

C. BALANCE SHEETS

At December 31
(in millions)	2020	2019
Assets
Current assets
Cash and cash equivalents	$4.0	$0.5
Accounts receivable from related parties	0.7	0.7
Notes receivable from related parties	110.8	22.5
Prepaid taxes	54.4	46.5
Other	0.1	—
Current assets	170.0	70.2

Long-term assets
Investments in subsidiaries	14,248.3	13,433.1
Other	15.7	23.0
Long-term assets	14,264.0	13,456.1
Total assets	$14,434.0	$13,526.3

Liabilities and Equity
Current liabilities
Short-term debt	$820.4	$334.7
Current portion of long-term debt	—	400.0
Accounts payable to related parties	31.7	2.5
Notes payable to related parties	303.0	489.3
Other	19.6	17.9
Current liabilities	1,174.7	1,244.4

Long-term liabilities
Long-term debt	2,754.8	2,141.6
Other	34.8	26.9
Long-term liabilities	2,789.6	2,168.5

Common shareholders' equity	10,469.7	10,113.4
Total liabilities and equity	$14,434.0	$13,526.3

The accompanying notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2020 Form 10-K	161	WEC Energy Group, Inc.

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2020	2019	2018
Operating activities
Net income attributed to common shareholders	$1,199.9	$1,134.0	$1,059.3
Reconciliation to cash provided by operating activities
Equity income in subsidiaries, net of distributions	(385.7)	(475.2)	(419.4)
Deferred income taxes	12.7	9.1	14.4
Loss on debt extinguishment	38.4	—	—
Change in –
Accounts receivable from related parties	—	3.3	(2.1)
Prepaid taxes	(7.9)	(46.5)	17.5
Accounts payable to related parties	29.2	(5.2)	4.6
Other current liabilities	(2.4)	1.5	4.7
Other, net	9.6	7.0	5.6
Net cash provided by operating activities	893.8	628.0	684.6

Investing activities
Capital contributions to subsidiaries	(1,026.1)	(602.3)	(448.7)
Return of capital from subsidiaries	602.8	337.3	290.2
Short-term notes receivable from related parties, net	(88.3)	48.5	(6.9)
Issuance of long-term notes receivable from UMERC	—	—	(100.0)
Redemption of long-term notes receivable from UMERC	—	150.0	—
Other, net	3.7	(0.6)	6.4
Net cash used in investing activities	(507.9)	(67.1)	(259.0)

Financing activities
Exercise of stock options	43.8	67.0	29.1
Purchase of common stock	(99.2)	(140.1)	(72.4)
Dividends paid on common stock	(798.0)	(744.5)	(697.3)
Issuance of long-term debt	1,650.0	350.0	600.0
Retirement of long-term debt	(1,430.0)	—	(300.0)
Issuance of short-term loan	340.0	—	—
Change in other short-term debt	145.7	(213.7)	53.6
Short-term notes payable to related parties, net	(186.3)	90.4	(6.2)
Payments for debt extinguishment and issuance costs	(47.3)	(0.8)	(1.2)
Other, net	(1.1)	(1.5)	(2.4)
Net cash used in financing activities	(382.4)	(593.2)	(396.8)

Net change in cash and cash equivalents	3.5	(32.3)	28.8
Cash and cash equivalents at beginning of year	0.5	32.8	4.0
Cash and cash equivalents at end of year	$4.0	$0.5	$32.8

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2020 Form 10-K	162	WEC Energy Group, Inc.

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

NOTE 2—CASH DIVIDENDS RECEIVED FROM SUBSIDIARIES

Dividends received from our subsidiaries during the years ended December 31 were as follows:

(in millions)	2020	2019	2018
WE	$395.0	$360.0	$310.0
We Power	240.9	192.5	223.0
ATC Holding (1)	112.6	87.4	105.8
WG	70.0	60.0	50.0
UMERC	46.0	10.0	—
WECI (2)	33.6	25.4	—
Wisvest	—	—	0.1
Total	$898.1	$735.3	$688.9

(1)    We also received amounts classified as return of capital of $19.6 million, $220.6 million, and $290.2 million from ATC Holding during the years ended December 31, 2020, 2019, and 2018, respectively.

(2)    We also received amounts classified as return of capital of $583.2 million and $116.7 million from WECI during the years ended December 31, 2020 and 2019, respectively.

NOTE 3—LONG-TERM DEBT

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2020:

(in millions)
2021	$—
2022	—
2023	700.0
2024	—
2025	420.0
Thereafter	1,650.0
Total	$2,770.0

WECC is our subsidiary and has $50.0 million of long-term notes outstanding. In a Support Agreement between WECC and us, we agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

2020 Form 10-K	163	WEC Energy Group, Inc.

NOTE 4—FAIR VALUE MEASUREMENTS

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value as of December 31:

	2020		2019
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$2,754.8	$2,836.9	$2,541.6	$2,619.4

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 5—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2020	2019	2018
Cash paid for interest	$98.5	$117.7	$102.9
Cash received for income taxes, net	(61.5)	(4.9)	(85.9)
Significant non-cash investing and financing transactions:
Settlement of short-term note payable with Wisvest	—	—	0.9

NOTE 6—SHORT-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The following table shows our outstanding short-term notes receivable from related parties as of December 31:

(in millions)	2020	2019
Integrys	$68.1	$—
UMERC	30.7	9.0
Wispark	12.0	13.5
Total	$110.8	$22.5

NOTE 7—SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

The following table shows our outstanding short-term notes payable to related parties as of December 31:

(in millions)	2020	2019
WBS	$149.0	$168.9
WECC	110.0	111.7
Bluewater Gas Storage	44.0	41.8
Integrys	—	166.9
Total	$303.0	$489.3

2020 Form 10-K	164	WEC Energy Group, Inc.

SCHEDULE II
WEC ENERGY GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Sale of Business	Balance at End of Period
December 31, 2020	$140.0	$102.8	$55.3	$(77.9)	$(0.1)	$220.1
December 31, 2019	149.2	85.8	11.4	(106.4)	—	140.0
December 31, 2018	143.2	94.7	(5.5)	(83.2)	—	149.2

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2020 Form 10-K	165	WEC Energy Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEC ENERGY GROUP, INC.

	By	/s/ J. KEVIN FLETCHER
Date:	February 25, 2021	J. Kevin Fletcher
President and Chief Executive Officer

2020 Form 10-K	166	WEC Energy Group, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ J. KEVIN FLETCHER	February 25, 2021
J. Kevin Fletcher, President and Chief Executive Officer, and Director --
Principal Executive Officer

/s/ XIA LIU	February 25, 2021
Xia Liu, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 25, 2021
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ GALE E. KLAPPA	February 25, 2021
Gale E. Klappa, Executive Chairman and Director

/s/ PATRICIA W. CHADWICK	February 25, 2021
Patricia W. Chadwick, Director

/s/ CURT S. CULVER	February 25, 2021
Curt S. Culver, Director

/s/ DANNY L. CUNNINGHAM	February 25, 2021
Danny L. Cunningham, Director

/s/ WILLIAM M. FARROW III	February 25, 2021
William M. Farrow III, Director

/s/ THOMAS J. FISCHER	February 25, 2021
Thomas J. Fischer, Director

/s/ CRISTINA A. GARCIA-THOMAS	February 25, 2021
Cristina A. Garcia-Thomas, Director

/s/ MARIA C. GREEN	February 25, 2021
Maria C. Green, Director

/s/ HENRY W. KNUEPPEL	February 25, 2021
Henry W. Knueppel, Director

/s/ THOMAS K. LANE	February 25, 2021
Thomas K. Lane, Director

/s/ ULICE PAYNE, JR.	February 25, 2021
Ulice Payne, Jr., Director

/s/ MARY ELLEN STANEK	February 25, 2021
Mary Ellen Stanek, Director

2020 Form 10-K	167	WEC Energy Group, Inc.