Form 10-Q
period 2021-03-31
WEC ENERGY GROUP, INC.
filed 2021-05-06
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2021):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2021

03/31/2021 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation

03/31/2021 Form 10-Q	ii	WEC Energy Group, Inc.

NOx	Nitrogen Oxide
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
CDC	Centers for Disease Control and Prevention
CIP	Conservation Improvement Program
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PPA	Power Purchase Agreement
PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
SMP	Natural Gas System Modernization Program
SPC	COVID-19 Special Purpose Charge
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
WHO	World Health Organization

03/31/2021 Form 10-Q	iii	WEC Energy Group, Inc.

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, dividend payout ratios, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, our ESG Progress Plan, liquidity and capital resources, and other matters.

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2020 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of health pandemics, including the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including those that affect our ability to use PTCs and ITCs;

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

03/31/2021 Form 10-Q	1	WEC Energy Group, Inc.

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

•The ability to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, while both continuing to integrate and consolidate our enterprise systems;

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

03/31/2021 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2021	2020
Operating revenues	$2,691.4	$2,108.6

Operating expenses
Cost of sales	1,265.6	734.7
Other operation and maintenance	479.9	455.7
Depreciation and amortization	261.4	239.1
Property and revenue taxes	55.2	52.5
Total operating expenses	2,062.1	1,482.0

Operating income	629.3	626.6

Equity in earnings of transmission affiliates	42.6	39.8
Other income, net	32.8	5.6
Interest expense	119.5	129.4
Other expense	(44.1)	(84.0)

Income before income taxes	585.2	542.6
Income tax expense	74.9	90.0
Net income	510.3	452.6

Preferred stock dividends of subsidiary	0.3	0.3
Net loss attributed to noncontrolling interests	0.1	0.2
Net income attributed to common shareholders	$510.1	$452.5

Earnings per share
Basic	$1.62	$1.43
Diluted	$1.61	$1.43

Weighted average common shares outstanding
Basic	315.4	315.4
Diluted	316.2	316.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2021	2020
Net income	$510.3	$452.6

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative loss, net of tax benefit of $—, and $1.3, respectively	—	(3.4)
Reclassification of realized net derivative loss to net income, net of tax	1.0	0.1
Cash flow hedges, net	1.0	(3.3)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	0.3

Other comprehensive income (loss), net of tax	1.1	(3.0)

Comprehensive income	511.4	449.6

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive loss attributed to noncontrolling interests	0.1	0.2
Comprehensive income attributed to common shareholders	$511.2	$449.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$26.1	$24.8
Accounts receivable and unbilled revenues, net of reserves of $259.1 and $220.1, respectively	1,369.9	1,202.8
Materials, supplies, and inventories	353.5	528.6
Prepayments	258.8	263.4
Amounts recoverable from customers	306.7	20.0
Other	40.5	43.4
Current assets	2,355.5	2,083.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,481.4 and $9,364.7, respectively	25,994.4	25,707.4
Regulatory assets	3,487.1	3,524.1
Equity investment in transmission affiliates	1,773.6	1,764.3
Goodwill	3,052.8	3,052.8
Other	937.2	896.5
Long-term assets	35,245.1	34,945.1
Total assets	$37,600.6	$37,028.1

Liabilities and Equity
Current liabilities
Short-term debt	$1,580.4	$1,776.9
Current portion of long-term debt	787.0	785.8
Accounts payable	656.0	880.7
Accrued payroll and benefits	123.0	174.0
Other	568.5	530.7
Current liabilities	3,714.9	4,148.1

Long-term liabilities
Long-term debt	12,317.7	11,728.1
Deferred income taxes	4,214.1	4,059.8
Deferred revenue, net	406.4	412.2
Regulatory liabilities	3,890.8	3,928.1
Environmental remediation liabilities	532.9	532.9
Pension and OPEB obligations	319.9	327.0
Other	1,236.3	1,229.4
Long-term liabilities	22,918.1	22,217.5

Commitments and contingencies (Note 20)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,143.6	4,143.7
Retained earnings	6,626.0	6,329.6
Accumulated other comprehensive loss	(5.7)	(6.8)
Common shareholders' equity	10,767.1	10,469.7

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	170.1	162.4
Total liabilities and equity	$37,600.6	$37,028.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2021	2020
Operating activities
Net income	$510.3	$452.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	261.4	239.1
Deferred income taxes and ITCs, net	129.6	92.1
Contributions and payments related to pension and OPEB plans	(4.1)	(3.7)
Equity income in transmission affiliates, net of distributions	(9.2)	0.8
Change in –
Accounts receivable and unbilled revenues, net	(150.4)	(3.5)
Materials, supplies, and inventories	175.1	158.7
Amounts recoverable from customers	(286.7)	8.1
Other current assets	20.2	57.3
Accounts payable	(181.5)	(250.1)
Other current liabilities	(2.3)	(27.7)
Other, net	(67.2)	(33.2)
Net cash provided by operating activities	395.2	690.5

Investing activities
Capital expenditures	(470.6)	(496.1)
Acquisition of Jayhawk	(119.4)	—
Capital contributions to transmission affiliates	—	(3.0)
Proceeds from the sale of assets	11.3	1.3
Proceeds from the sale of investments held in rabbi trust	12.7	17.0
Other, net	24.7	17.8
Net cash used in investing activities	(541.3)	(463.0)

Financing activities
Exercise of stock options	1.2	16.0
Purchase of common stock	(6.6)	(40.4)
Dividends paid on common stock	(213.7)	(199.5)
Issuance of long-term debt	600.0	—
Retirement of long-term debt	(14.7)	(14.0)
Issuance of short-term loan	—	340.0
Repayment of short-term loan	(340.0)	—
Change in other short-term debt	143.5	(343.6)
Other, net	(6.6)	(2.6)
Net cash provided by (used in) financing activities	163.1	(244.1)

Net change in cash, cash equivalents, and restricted cash	17.0	(16.6)
Cash, cash equivalents, and restricted cash at beginning of period	72.6	82.3
Cash, cash equivalents, and restricted cash at end of period	$89.6	$65.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	510.1	—	510.1	—	—	510.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	1.2	—	—	1.2	—	—	1.2
Purchase of common stock	—	(6.6)	—	—	(6.6)	—	—	(6.6)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	6.2	6.2
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2021	$3.2	$4,143.6	$6,626.0	$(5.7)	$10,767.1	$30.4	$170.1	$10,967.6

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	452.5	—	452.5	—	—	452.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(3.0)	(3.0)	—	—	(3.0)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(40.4)	—	—	(40.4)	—	—	(40.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	5.1	—	—	5.1	—	—	5.1
Balance at March 31, 2020	$3.2	$4,167.3	$6,180.7	$(7.1)	$10,344.1	$30.4	$110.1	$10,484.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2021 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2021

NOTE 1—GENERAL INFORMATION

WEC Energy Group serves approximately 1.6 million electric customers and 3.0 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple wind generating facilities as part of its non-utility energy infrastructure business.

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

On our financial statements, we consolidate our majority-owned subsidiaries which we control and reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheets related to the minority interests at Bishop Hill III, Blooming Grove, Coyote Ridge, Jayhawk, Tatanka Ridge, and Upstream held by third parties.

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 17, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2021, are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs and interconnection agreements. See Note 16, Goodwill and Intangibles, for more information.

Acquisition of a Wind Energy Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility under construction in Bourbon and Crawford counties, Kansas, for $119.4 million, which included transaction costs, and was allocated primarily to property, plant, and equipment. In March 2021, WECI incurred an additional $37.9 million of capital expenditures for the project for a total investment of $157.3 million. Upon completion, we expect WECI's total investment to be approximately $302 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for a period of 10 years. Under the Tax Legislation, WECI's investment in Jayhawk is expected to qualify for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which we will be entitled to tax benefits equal to our ownership interest. Commercial operation is expected to begin by the end of 2021. Jayhawk is included in the non-utility energy infrastructure segment.

Acquisition of a Wind Energy Generation Facility in South Dakota

In December 2020, WECI completed the acquisition of an 85% ownership interest in Tatanka Ridge, a 155 MW wind generating facility in Deuel County, South Dakota that became commercially operational in January 2021. WECI's total investment was $240.1 million, which included transaction costs. Tatanka Ridge has offtake agreements for all the energy produced with an affiliate

03/31/2021 Form 10-Q	8	WEC Energy Group, Inc.

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

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for 12 years. Under the Tax Legislation, WECI's investment in Thunderhead is expected to qualify for PTCs. The transaction was approved by FERC in April 2020, and commercial operation was initially expected to begin by the end of 2020. However, due to a delay in construction of the required substation, Thunderhead is now expected to begin commercial operation by the end of 2021. The transaction is expected to close upon commercial operation. Thunderhead will be included in the non-utility energy infrastructure segment.

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2020 Annual Report on Form 10-K.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2021
Electric	$1,095.0	$—	$—	$1,095.0	$—	$—	$—		$1,095.0
Natural gas	627.3	693.5	225.6	1,546.4	14.6	—	(13.3)		1,547.7
Total regulated revenues	1,722.3	693.5	225.6	2,641.4	14.6	—	(13.3)		2,642.7
Other non-utility revenues	—	—	4.7	4.7	23.2	—	(1.6)		26.3
Total revenues from contracts with customers	1,722.3	693.5	230.3	2,646.1	37.8	—	(14.9)		2,669.0
Other operating revenues	9.4	9.9	3.0	22.3	99.8	0.1	(99.8)	(1)	22.4
Total operating revenues	$1,731.7	$703.4	$233.3	$2,668.4	$137.6	$0.1	$(114.7)		$2,691.4

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2020
Electric	$1,034.6	$—	$—	$1,034.6	$—	$—	$—		$1,034.6
Natural gas	458.9	433.6	139.8	1,032.3	14.5	—	(14.1)		1,032.7
Total regulated revenues	1,493.5	433.6	139.8	2,066.9	14.5	—	(14.1)		2,067.3
Other non-utility revenues	—	—	4.4	4.4	16.4	0.4	(1.6)		19.6
Total revenues from contracts with customers	1,493.5	433.6	144.2	2,071.3	30.9	0.4	(15.7)		2,086.9
Other operating revenues	5.4	14.0	2.2	21.6	98.7	0.1	(98.7)	(1)	21.7
Total operating revenues	$1,498.9	$447.6	$146.4	$2,092.9	$129.6	$0.5	$(114.4)		$2,108.6

03/31/2021 Form 10-Q	9	WEC Energy Group, Inc.

(1)Amounts eliminated represent lease revenues related to certain plants that We Power leases to WE to supply electricity to its customers. Lease payments are billed from We Power to WE and then recovered in WE's rates as authorized by the PSCW and the FERC. WE operates the plants and is authorized by the PSCW and state law to fully recover prudently incurred operating and maintenance costs in electric rates.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Electric Utility Operating Revenues
	Three Months Ended March 31
(in millions)	2021	2020
Residential	$423.7	$404.9
Small commercial and industrial	331.4	323.6
Large commercial and industrial	209.5	194.6
Other	7.8	7.3
Total retail revenues	972.4	930.4
Wholesale	39.7	42.1
Resale	62.7	45.2
Steam	14.8	8.4
Other utility revenues	5.4	8.5
Total electric utility operating revenues	$1,095.0	$1,034.6

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2021
Residential	$347.6	$333.9	$87.9	$769.4
Commercial and industrial	176.4	102.7	43.9	323.0
Total retail revenues	524.0	436.6	131.8	1,092.4
Transport	24.4	74.2	11.0	109.6
Other utility revenues (1)	78.9	182.7	82.8	344.4
Total natural gas utility operating revenues	$627.3	$693.5	$225.6	$1,546.4

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2020
Residential	$313.1	$282.9	$95.3	$691.3
Commercial and industrial	151.3	91.4	51.7	294.4
Total retail revenues	464.4	374.3	147.0	985.7
Transport	24.1	72.7	10.5	107.3
Other utility revenues (1)	(29.6)	(13.4)	(17.7)	(60.7)
Total natural gas utility operating revenues	$458.9	$433.6	$139.8	$1,032.3

(1)Includes revenues subject to collection from (refund to) customers for purchased gas adjustment costs.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WPS, and WG, and also provides limited service to unaffiliated customers. All amounts associated with the service agreements with WE, WPS, and WG have been eliminated at the consolidated level.

03/31/2021 Form 10-Q	10	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2021	2020
Wind generation revenues	$15.8	$9.3
We Power revenues (1)	5.8	5.5
Appliance service revenues	4.7	4.4
Distributed renewable solar project revenues	—	0.4
Total other non-utility operating revenues	$26.3	$19.6

(1)As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, and we continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE. During the three months ended March 31, 2021 and 2020, we recorded $5.8 million and $5.5 million, respectively, of revenues related to these deferred carrying costs. These contract liabilities are presented as deferred revenue, net on our balance sheets.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2021	2020
Late payment charges	$15.0	$12.1
Alternative revenues	6.2	8.5
Other	1.2	1.1
Total other operating revenues	$22.4	$21.7

NOTE 4—CREDIT LOSSES

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being

03/31/2021 Form 10-Q	11	WEC Energy Group, Inc.

made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk. See Note 22, Regulatory Environment, for information on certain regulatory actions that were and/or are being taken for the purpose of ensuring that essential utility services are available to our customers during the COVID-19 pandemic.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at March 31, 2021 and December 31, 2020, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
March 31, 2021
Accounts receivable and unbilled revenues	$1,056.9	$465.8	$77.5	$1,600.2	$24.9	$3.9	$1,629.0
Allowance for credit losses	129.5	122.0	7.6	259.1	—	—	259.1
Accounts receivable and unbilled revenues, net (1)	$927.4	$343.8	$69.9	$1,341.1	$24.9	$3.9	$1,369.9

Total accounts receivable, net – past due greater than 90 days (1)	$68.8	$38.4	$3.8	$111.0	$—	$—	$111.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.5%	100.0%	—%	95.0%	—%	—%	95.0%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2020
Accounts receivable and unbilled revenues	$899.8	$393.9	$79.8	$1,373.5	$45.0	$4.4	$1,422.9
Allowance for credit losses	102.1	111.6	6.4	220.1	—	—	220.1
Accounts receivable and unbilled revenues, net (1)	$797.7	$282.3	$73.4	$1,153.4	$45.0	$4.4	$1,202.8

Total accounts receivable, net – past due greater than 90 days (1)	$84.8	$34.5	$3.5	$122.8	$—	$—	$122.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	95.5%	—%	—%	95.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at March 31, 2021, $742.0 million, or 54.2%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 22, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses by reportable segment for the three months ended March 31, 2021 and 2020 is included below:

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2020	$102.1	$111.6	$6.4	$220.1	$—	$220.1
Provision for credit losses	13.7	7.1	1.3	22.1	—	22.1
Provision for credit losses deferred for future recovery or refund	22.3	3.1	—	25.4	—	25.4
Write-offs charged against the allowance	(18.5)	(2.8)	(0.5)	(21.8)	—	(21.8)
Recoveries of amounts previously written off	9.9	3.0	0.4	13.3	—	13.3
Balance at March 31, 2021	$129.5	$122.0	$7.6	$259.1	$—	$259.1

03/31/2021 Form 10-Q	12	WEC Energy Group, Inc.

The increase in the allowance for credit losses at March 31, 2021, compared to December 31, 2020, was driven by higher past due accounts receivable balances at our utility segments, primarily related to residential customers. This increase in accounts receivable balances in arrears was driven by the continued economic disruptions caused by the COVID-19 pandemic, including continued high unemployment rates. Also, as a result of the winter moratorium rules, which are discussed in more detail below, and the COVID-19 pandemic and related regulatory orders we have received, we have been unable to disconnect any of our Wisconsin and Illinois residential customers since the fourth quarter of 2019. See Note 22, Regulatory Environment, for more information.

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

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	March 31, 2021	December 31, 2020
Regulatory assets
Pension and OPEB costs	$1,073.9	$1,101.6
Plant retirements	733.1	740.8
Environmental remediation costs	623.1	638.2
Income tax related items	459.3	454.6
Energy costs recoverable through rate adjustments (1)	301.6	1.1
Asset retirement obligations	186.0	181.3
SSR	134.6	135.6
Securitization	106.9	105.2
Uncollectible expense	73.0	82.0
Derivatives	9.6	26.5
Other, net	92.7	77.2
Total regulatory assets	$3,793.8	$3,544.1

Balance sheet presentation
Amounts recoverable from customers (1)	$306.7	$20.0
Regulatory assets	3,487.1	3,524.1
Total regulatory assets	$3,793.8	$3,544.1

(1)The increase in these regulatory assets primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 22, Regulatory Environment, for more information.

03/31/2021 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	March 31, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$2,111.0	$2,137.7
Removal costs	1,234.6	1,221.1
Pension and OPEB benefits	373.1	378.1
Electric transmission costs	75.9	78.5
Earnings sharing mechanisms	30.8	36.9
Energy costs refundable through rate adjustments	24.7	59.9
Derivatives	17.4	16.4
Energy efficiency programs	11.0	9.9
Uncollectible expense	3.2	25.5
Other, net	21.6	15.1
Total regulatory liabilities	$3,903.3	$3,979.1

Balance sheet presentation
Other current liabilities	$12.5	$51.0
Regulatory liabilities	3,890.8	3,928.1
Total regulatory liabilities	$3,903.3	$3,979.1

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s Public Service Building. The damage to the building from the flooding and steam was extensive and will require significant repairs and restorations. As of March 31, 2021, WE had incurred $49.3 million of costs related to these repairs and restorations. WE received $20.0 million of insurance proceeds in 2020 to cover a portion of these costs and $16.8 million was recorded as a receivable for future insurance recoveries as of March 31, 2021. The remaining $12.5 million of costs were included in other operation and maintenance expense in 2020. We anticipate that the majority of future capital expenditures required to restore the Public Service Building will either be covered by insurance or recovery will be requested from the PSCW. As such, we do not currently expect a significant impact to our future results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the three months ended March 31, 2021, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	530,612
Restricted shares (2)	69,681
Performance units	152,382

(1)Stock options awarded had a weighted-average exercise price of $91.06 and a weighted-average grant date fair value of $13.20 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $91.06 per share.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries; We Power; Bluewater Gas Storage, LLC; ATC Holding LLC, which holds our ownership interest in ATC; and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. All of our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2020 Annual Report on Form 10-K for additional information on these and other restrictions.

03/31/2021 Form 10-Q	14	WEC Energy Group, Inc.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On April 15, 2021, our Board of Directors declared a quarterly cash dividend of $0.6775 per share, payable on June 1, 2021, to shareholders of record on May 14, 2021.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2021	December 31, 2020
Commercial paper
Amount outstanding	$1,580.4	$1,436.9
Weighted-average interest rate on amounts outstanding	0.19%	0.21%
Term loan
Amount outstanding	$—	$340.0
Weighted-average interest rate on amounts outstanding	n/a	0.99%

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2021 was $1,445.3 million with a weighted-average interest rate during the period of 0.18%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340.0 million 364-day term loan. The weighted-average interest rate on the term loan during the three months ended March 31, 2021 was 0.99%. In March 2021, we repaid the term loan using the net proceeds from the issuance of our 0.80% Senior Notes. See Note 9, Long-Term Debt, for more information.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	March 31, 2021
WEC Energy Group	October 2022	1,200.0
WE	October 2022	500.0
WPS	October 2022	400.0
WG	October 2022	350.0
PGL	October 2022	350.0
Total short-term credit capacity		$2,800.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,580.4
Available capacity under existing agreements		$1,217.3

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In March 2021, we issued $600.0 million of 0.80% Senior Notes due March 15, 2024, and used the net proceeds to repay the $340.0 million 364-day term loan entered into in March 2020 and for general corporate purposes.

03/31/2021 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2021	December 31, 2020
Materials and supplies	$218.3	$218.1
Natural gas in storage	68.3	224.9
Fossil fuel	66.9	85.6
Total	$353.5	$528.6

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2021, we had a temporary LIFO liquidation credit of $66.3 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$122.8	21.0%	$113.9	21.0%
State income taxes net of federal tax benefit	36.9	6.3%	34.0	6.3%
PTCs	(34.0)	(5.8)%	(18.4)	(3.4)%
Federal excess deferred tax amortization – Wisconsin unprotected	(30.3)	(5.2)%	(22.1)	(4.1)%
Federal excess deferred tax amortization	(14.6)	(2.5)%	(13.0)	(2.4)%
Uncertain tax positions	(8.2)	(1.4)%	—	—%
Other	2.3	0.4%	(4.4)	(0.8)%
Total income tax expense	$74.9	12.8%	$90.0	16.6%

The effective tax rates of 12.8% and 16.6% for the three months ended March 31, 2021 and 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate, which was partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 22, Regulatory Environment, for more information on unprotected tax credits.

NOTE 12—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

03/31/2021 Form 10-Q	16	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$12.3	$1.6	$—	$13.9
FTRs	—	—	0.9	0.9
Coal contracts	—	2.6	—	2.6
Total derivative assets	$12.3	$4.2	$0.9	$17.4

Investments held in rabbi trust	$71.6	$—	$—	$71.6

Derivative liabilities
Natural gas contracts	$3.1	$1.0	$—	$4.1
Coal contracts	—	0.3	—	0.3
Interest rate swaps	—	5.1	—	5.1
Total derivative liabilities	$3.1	$6.4	$—	$9.5

03/31/2021 Form 10-Q	17	WEC Energy Group, Inc.

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.7	$2.0	$—	$13.7
FTRs	—	—	2.4	2.4
Coal contracts	—	1.8	—	1.8
Total derivative assets	$11.7	$3.8	$2.4	$17.9

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$7.7	$6.4	$—	$14.1
Coal contracts	—	1.2	—	1.2
Interest rate swaps	—	6.8	—	6.8
Total derivative liabilities	$7.7	$14.4	$—	$22.1

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended March 31, 2021, we recorded $4.0 million of net unrealized gains in earnings related to the investments held at the end of the period, compared with $14.2 million of net unrealized losses recorded during the same quarter in 2020.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2021	2020
Balance at the beginning of the period	$2.4	$3.1
Purchases	0.1	—
Settlements	(1.6)	(2.2)
Balance at the end of the period	$0.9	$0.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$29.9	$30.4	$32.3
Long-term debt, including current portion (1)	13,041.8	14,139.0	12,450.5	14,343.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $62.9 million and $63.4 million at March 31, 2021 and December 31, 2020, respectively.

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

03/31/2021 Form 10-Q	18	WEC Energy Group, Inc.

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

	March 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$13.4	$3.6	$13.0	$12.9
FTRs	0.9	—	2.4	—
Coal contracts	2.4	0.1	1.6	0.8
Interest rate swaps	—	5.1	—	6.8
Total other current (1)	16.7	8.8	17.0	20.5

Other long-term
Natural gas contracts	0.5	0.5	0.7	1.2
Coal contracts	0.2	0.2	0.2	0.4
Total other long-term (1)	0.7	0.7	0.9	1.6
Total	$17.4	$9.5	$17.9	$22.1

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	59.8 Dth	$(7.5)	58.4 Dth	$(24.7)
FTRs	8.4 MWh	2.1	7.2 MWh	1.4
Total		$(5.4)		$(23.3)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2021 and December 31, 2020, we had posted cash collateral of $5.6 million and $18.9 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$17.4	$9.5	$17.9	$22.1
Gross amount not offset on the balance sheet	(3.1)	(3.1)	(6.9)	(7.7)	(1)
Net amount	$14.3	$6.4	$11.0	$14.4

(1)Includes cash collateral posted of $0.8 million.

Cash Flow Hedges

As of March 31, 2021, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the

03/31/2021 Form 10-Q	19	WEC Energy Group, Inc.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive income (loss) and in earnings, along with our total interest expense on the income statements:

	Three Months Ended March 31
(in millions)	2021	2020
Derivative loss recognized in other comprehensive loss	$—	$(4.7)
Net derivative loss reclassified from accumulated other comprehensive loss to interest expense	(1.4)	(0.1)
Total interest expense line item on the income statements	119.5	129.4

We estimate that during the next twelve months $3.8 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 14—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at March 31, 2021	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting transactions of subsidiaries (1)	$138.5	$53.5	$1.5	$83.5
Standby letters of credit (2)	73.3	5.1	—	68.2
Surety bonds (3)	12.4	12.3	0.1	—
Other guarantees (4)	10.0	—	—	10.0
Total guarantees	$234.2	$70.9	$1.6	$161.7

(1)Consists of $4.2 million, $8.2 million, and $126.1 million to support the business operations of UMERC, Bluewater, and WECI, respectively.

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

(4)Consists of $10.0 million related to workers compensation coverage for which a liability was recorded on our balance sheets.

03/31/2021 Form 10-Q	20	WEC Energy Group, Inc.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2021	2020
Service cost	$13.9	$13.1
Interest cost	21.9	26.1
Expected return on plan assets	(50.6)	(47.9)
Loss on plan settlement	0.1	0.3
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial loss	27.4	24.2
Net periodic benefit cost	$13.1	$16.2

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2021	2020
Service cost	$4.2	$4.1
Interest cost	3.6	4.7
Expected return on plan assets	(16.4)	(15.1)
Amortization of prior service credit	(4.0)	(3.7)
Amortization of net actuarial gain	(5.7)	(5.4)
Net periodic benefit credit	$(18.3)	$(15.4)

During the three months ended March 31, 2021, we made contributions and payments of $3.6 million related to our pension plans and $0.5 million related to our OPEB plans. We expect to make contributions and payments of $7.9 million related to our pension plans and $1.6 million related to our OPEB plans during the remainder of 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 16—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at March 31, 2021. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2021.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of March 31, 2021.

Intangible Assets

At March 31, 2021, we had $5.7 million of indefinite-lived intangible assets primarily related to a MGU trade name obtained through an acquisition, which is included in other long-term assets on our balance sheets. We had no changes to the carrying amount of these intangible assets during the three months ended March 31, 2021.

03/31/2021 Form 10-Q	21	WEC Energy Group, Inc.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets. See Note 2, Acquisitions, for more information.

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$84.6	$(1.6)	$83.0	$76.1	$—	$76.1
Proxy revenue swap (2)	7.2	(1.5)	5.7	7.2	(1.3)	5.9
Interconnection agreements (3)	5.1	(0.4)	4.7	5.1	(0.3)	4.8
Total intangible liabilities	$96.9	$(3.5)	$93.4	$88.4	$(1.6)	$86.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, and Jayhawk expiring between 2030 and 2032. The weighted-average remaining useful life of the PPAs is approximately 11 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is approximately eight years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill III, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is approximately 20 years.

Amortization related to these intangibles for the three months ended March 31, 2021 and 2020, was not significant. Amortization for the next five years is estimated to be:

	For the Years Ending December 31
(in millions)	2022	2023	2024	2025	2026
Amortization to be recorded in operating revenues	$8.1	$8.1	$8.1	$8.1	$8.1
Amortization to be recorded in other operation and maintenance	0.2	0.2	0.2	0.2	0.2

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

	Three Months Ended March 31, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,733.5	$30.8	$1,764.3
Add: Earnings from equity method investment	41.7	0.9	42.6
Less: Distributions	33.4	—	33.4
Add: Other	0.1	—	0.1
Balance at end of period	$1,741.9	$31.7	$1,773.6

	Three Months Ended March 31, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	39.6	0.2	39.8
Add: Capital contributions	3.0	—	3.0
Less: Distributions	40.6	—	40.6
Less: Return of capital	—	5.3	5.3
Balance at end of period	$1,686.7	$31.0	$1,717.7

03/31/2021 Form 10-Q	22	WEC Energy Group, Inc.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2021	2020
Charges to ATC for services and construction	$6.0	$6.0
Charges from ATC for network transmission services	92.6	86.9

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	March 31, 2021	December 31, 2020
Accounts receivable for services provided to ATC	$2.4	$3.7
Accounts payable for services received from ATC	30.3	29.3
Amounts due from ATC for transmission infrastructure upgrades (1)	5.3	4.6

(1)The transmission infrastructure upgrades were primarily related to WE's and WPS's construction of their new solar projects, Badger Hollow II and Badger Hollow I, respectively.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended March 31
(in millions)	2021	2020
Income statement data
Operating revenues	$188.7	$186.8
Operating expenses	95.1	95.2
Other expense, net	28.5	28.5
Net income	$65.1	$63.1

(in millions)	March 31, 2021	December 31, 2020
Balance sheet data
Current assets	$90.0	$92.7
Noncurrent assets	5,431.8	5,400.6
Total assets	$5,521.8	$5,493.3

Current liabilities	$420.1	$310.8
Long-term debt	2,412.5	2,512.2
Other noncurrent liabilities	385.0	378.2
Members' equity	2,304.2	2,292.1
Total liabilities and members' equity	$5,521.8	$5,493.3

NOTE 18—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At March 31, 2021, we reported six segments, which are described below.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

•The other states segment includes the natural gas utility and non-utility operations of MERC and MGU.

03/31/2021 Form 10-Q	23	WEC Energy Group, Inc.

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
▪90% ownership interest in Bishop Hill III, located in Henry County, Illinois,
▪80% ownership interest in Coyote Ridge, located in Brookings County, South Dakota,
▪90% ownership interest in Upstream, located in Antelope County, Nebraska,
▪90% ownership interest in Blooming Grove, located in McLean County, Illinois,
▪85% ownership interest in Tatanka Ridge, located in Deuel County, South Dakota, and
▪90% ownership interest in Jayhawk, located in Bourbon and Crawford counties, Kansas.

See Note 2, Acquisitions, for more information on Tatanka Ridge and Jayhawk.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, WEC Business Services LLC, and also included the operations of WPS Power Development, LLC during the first quarter of 2020 prior to the sale of its remaining solar facilities in the fourth quarter of 2020.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2021 and 2020:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2021
External revenues	$1,731.7	$703.4	$233.3	$2,668.4	$—	$22.9	$0.1	$—	$2,691.4
Intersegment revenues	—	—	—	—	—	114.7	—	(114.7)	—
Other operation and maintenance	341.9	109.3	23.2	474.4	—	8.9	(1.8)	(1.6)	479.9
Depreciation and amortization	176.2	52.7	9.2	238.1	—	31.0	6.6	(14.3)	261.4
Equity in earnings of transmission affiliates	—	—	—	—	42.6	—	—	—	42.6
Interest expense	140.1	16.5	1.5	158.1	4.9	18.0	24.2	(85.7)	119.5
Income tax expense (benefit)	48.1	41.4	8.4	97.9	9.8	0.1	(32.9)	—	74.9
Net income	256.6	112.1	24.7	393.4	28.0	71.3	17.6	—	510.3
Net income attributed to common shareholders	256.3	112.1	24.7	393.1	28.0	71.4	17.6	—	510.1

03/31/2021 Form 10-Q	24	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2020
External revenues	$1,498.9	$447.6	$146.4	$2,092.9	$—	$15.2	$0.5	$—	$2,108.6
Intersegment revenues	—	—	—	—	—	114.4	—	(114.4)	—
Other operation and maintenance	330.8	104.1	21.7	456.6	—	5.2	(1.6)	(4.5)	455.7
Depreciation and amortization	165.4	47.5	7.8	220.7	—	24.5	6.1	(12.2)	239.1
Equity in earnings of transmission affiliates	—	—	—	—	39.8	—	—	—	39.8
Interest expense	143.1	16.0	2.2	161.3	4.8	15.3	35.1	(87.1)	129.4
Income tax expense (benefit)	51.2	39.5	8.9	99.6	9.9	11.2	(30.7)	—	90.0
Net income (loss)	247.0	107.3	26.3	380.6	25.0	65.3	(18.3)	—	452.6
Net income (loss) attributed to common shareholders	246.7	107.3	26.3	380.3	25.0	65.5	(18.3)	—	452.5

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

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a variable interest entity but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At March 31, 2021 and December 31, 2020, our equity investment in ATC was $1,741.9 million and $1,733.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a variable interest entity but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At March 31, 2021 and December 31, 2020, our equity investment in ATC Holdco was $31.7 million and $30.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 17, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

Power Purchase Agreement

We have a PPA that represents a variable interest. This agreement is for 236 MWs of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a finance lease. The agreement includes no minimum energy requirements over the

03/31/2021 Form 10-Q	25	WEC Energy Group, Inc.

remaining term of approximately one year. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the PPA.

We have $11.2 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

The wind generation facilities that are part of our non-utility energy infrastructure segment have obligations to distribute and sell electricity through long-term offtake agreements with their customers for all of the energy produced. In order to support these sales obligations, these companies enter into easements and other service agreements associated with the wind generating facilities.

Our minimum future commitments related to these purchase obligations as of March 31, 2021, including those of our subsidiaries, were approximately $11.1 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine particulates, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Air Quality

National Ambient Air Quality Standards

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued or adopted between January 20, 2017 and January 20, 2021. Consequently, the December 2020 decision to retain the 2015 ozone standards with no changes is currently under review by the EPA.

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our Wisconsin service territories were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. Based on the 2017 to 2019 data, the EPA re-designated Door County as attainment/maintenance in June 2020.

In February 2021, the Wisconsin Department of Natural Resources proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The comment period for the proposed rule revisions ended April 15, 2021. We believe that we are well positioned to meet

03/31/2021 Form 10-Q	26	WEC Energy Group, Inc.

the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. All counties within our service territories are in attainment with the 2012 standards. This determination is also subject to review under Executive Order 13990.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective March 14, 2021; however, on March 17, 2021 the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule. Despite this uncertainty, we continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, we were able to reduce CO2 emissions from our electric generation fleet by more than 50% below 2005 levels. As a result, we announced new goals in May 2021. We are committing to a 60% reduction in carbon emissions from our electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero carbon emissions by 2050. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8 and the jointly-owned Columbia Units 1-2.

We continue to reduce methane emissions by improving our natural gas distribution system. Our initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, we are setting a new target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. We reported CO2 equivalent emissions of 20.1 million metric tonnes to the EPA for 2020. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent amounts related to the natural gas that our natural gas utilities distribute and sell. We reported aggregated CO2 equivalent emissions of 27.0 million metric tonnes to the EPA for 2020.

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor" obligations. No further NOx reductions would be needed within these nine states. This rule becomes effective June 29, 2021. We do not expect that the final rule will have a material impact on our financial condition or results of operations.

03/31/2021 Form 10-Q	27	WEC Energy Group, Inc.

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

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW systems at Weston Unit 3 and OC 7 and OC 8. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the OCPP and ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $110 million in capital investment.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2021	December 31, 2020
Regulatory assets	$623.1	$638.2
Reserves for future environmental remediation	532.9	532.9

03/31/2021 Form 10-Q	28	WEC Energy Group, Inc.

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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$76.8	$85.8
Cash received for income taxes, net	(2.5)	(11.2)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	97.8	102.5
Receivable related to insurance proceeds for property damage (1)	2.7	—

(1)See Note 6, Property, Plant, and Equipment, for information about a steam incident at WE's Public Service Building.

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

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$26.1	$24.8
Restricted cash included in other current assets	10.6	—
Restricted cash included in other long term assets	52.9	47.8
Cash, cash equivalents, and restricted cash	$89.6	$72.6

03/31/2021 Form 10-Q	29	WEC Energy Group, Inc.

NOTE 22—REGULATORY ENVIRONMENT

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. All of our utilities have regulatory mechanisms in place for recovering all prudently incurred gas costs.

On March 23, 2021, WE and WG requested approval from the PSCW to recover approximately $54 million and $24 million, respectively, of natural gas costs in excess of the benchmark set in their GCRMs. On March 30, 2021, the PSCW approved the requests to recover the costs over a period of three months, beginning in April 2021. On March 30, 2021, WPS also filed its revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in its GCRM. WPS is authorized to recover these excess costs over a period of three months, beginning in April 2021.

PGL and NSG incurred approximately $131 million and $10 million, respectively, of natural gas costs in February 2021 in excess of the amounts included in their rates. These costs are being recovered over a period of 12 months, which started on April 1, 2021. PGL's and NSG's natural gas costs will be reviewed for prudency by the ICC as part of their annual natural gas cost reconciliation, which will be filed with the ICC in April 2022.

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. MERC expects to file for recovery of these additional costs with the MPUC in September 2021 and expects to recover them over a period of 12 months. Natural gas costs incurred at MGU and UMERC in excess of the amount included in their respective rates were not significant.

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

Wisconsin

In March 2020, the PSCW issued two orders in response to the COVID-19 pandemic. The first order required all public utilities in the state of Wisconsin, including WE, WPS, and WG, to temporarily suspend disconnections, the assessment of late fees, and deposit requirements for all customer classes. In addition, it required utilities to reconnect customers that were previously disconnected, offer deferred payment arrangements to all customers, and streamline the application process for customers applying for utility service.

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW has affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for their commercial and industrial customers. See Note 4, Credit Losses, for information regarding changes to our allowance for credit losses. As of March 31, 2021, the total amount deferred at our Wisconsin utilities related to the COVID-19 pandemic was not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

In June 2020, the PSCW issued a written order providing a timeline for the lifting of the temporary provisions required in the first March 2020 order. Utilities were allowed to disconnect commercial and industrial customers and require deposits for new service as of July 25, 2020 and July 31, 2020, respectively. After August 15, 2020, utilities were no longer required to offer deferred payment arrangements to all customers. Additionally, utilities were authorized to reinstate late fees except for the period between the first

03/31/2021 Form 10-Q	30	WEC Energy Group, Inc.

order and this supplemental order. Our Wisconsin utilities resumed charging late payment fees in late August 2020. Late payment fees were not charged on outstanding balances that were billed between the first order and late August 2020.

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1, 2020 and ended on April 15, 2021. Utilities were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. Utilities are required to offer a deferred payment arrangement to low-income residential customers prior to disconnecting service. The order also allows our Wisconsin utilities to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021.

Illinois

In March 2020, the ICC issued an order to all Illinois utilities, including PGL and NSG, requiring, among other things, a moratorium on disconnections of utility service and a suspension of late fees and penalties during the declared public health emergency. These provisions applied to all utility customer classes. Illinois utilities were also required to temporarily enact more flexible credit and collections procedures.

In June 2020, the ICC issued a written order approving a settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. The key terms of the settlement agreement included the following:

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

In addition to the above, the settlement agreement approved in June 2020 authorized PGL and NSG to implement a SPC rider for the recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs. PGL and NSG began recovering costs under the SPC rider on October 1, 2020. Amounts deferred under the SPC rider are being recovered over 36 months and will be subject to review and reconciliation by the ICC. As of March 31, 2021, PGL's and NSG's regulatory assets related to the COVID-19 pandemic were $20.0 million, collectively.

Subsequent to the approval of the June 2020 settlement agreement, and at the request of the ICC, PGL and NSG agreed to extend the moratorium on disconnections for qualified low-income residential customers and residential customers expressing financial hardship through March 31, 2021. The annual winter moratorium in Illinois that generally prohibits PGL and NSG from disconnecting residential customers for non-payment began on December 1, 2020 and ended on March 31, 2021.

The ICC issued a written order on March 18, 2021 approving a second settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. The key terms of this new settlement agreement are as follows:

•Utilities could start sending disconnection notices, on a staggered basis, as of April 1, 2021. Disconnections will follow a staggered schedule based on customer arrears and income levels (e.g. low income versus non-low income customers). Utilities are not allowed to disconnect customers for non-payment prior to June 30, 2021 if the customer's household income is below 300% of the federal poverty level and the customer is on a deferred payment plan.
•Utilities will continue to offer flexible deferred payment arrangements with reduced down payment requirements to residential customers through June 30, 2021. Deferred payment arrangements will vary based on income level.
•Reconnection fees will be waived for eligible low income customers through June 30, 2021. In addition, utilities will continue to exempt eligible low income customers from late payment fees and deposits.
•Each utility will continue, or renew, its bill payment assistance program through 2021. In addition to the $12.0 million PGL initially funded, PGL was required to fund an additional $6.0 million to its bill payment assistance program. No additional funding was

03/31/2021 Form 10-Q	31	WEC Energy Group, Inc.

required for NSG due to the amount still available for assistance from its initial funding. During April 2021, PGL's bill payment assistance program ended as all $18.0 million of funds were exhausted. NSG's bill payment assistance program is ongoing as funds remain available.
•Costs related to the provisions in the settlement agreement, including costs related to the bill payment assistance programs, will be recoverable through the SPC rider.

Minnesota

In May 2020, the MPUC issued a written order authorizing Minnesota utilities, including MERC, to track and defer COVID-19 related expenses and certain foregone revenues. The MPUC will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of March 31, 2021, amounts deferred at MERC related to the COVID-19 pandemic were not significant.

In June 2020, the MPUC verbally ordered Minnesota utilities to temporarily suspend disconnections and waive reconnection fees, service deposits, late fees, interest, and penalties for all residential customers. In addition, utilities were required to immediately reconnect residential customers that were previously disconnected. In August 2020, the MPUC issued a written order affirming these temporary provisions. The order was to remain in effect until 60 days after Minnesota's declared peacetime emergency expired. Prior to the June 2020 verbal order issued by the MPUC, MERC had voluntarily taken actions to ensure its customers continued to receive utility services during the pandemic. These actions included, but were not limited to, temporarily suspending disconnections and waiving late payment fees for residential and small commercial and industrial customers that entered into payment plans.

In March 2021, the MPUC issued an order requiring Minnesota utilities to file a transition plan to resume collections and disconnections upon the earlier of an Executive Secretary finding the transition plan was complete, or 90 days following the expiration of Minnesota's declared peacetime emergency. MERC filed its transition plan in April 2021. In accordance with the transition plan, and upon it being subsequently deemed complete by the Executive Secretary, MERC will resume disconnections on August 2, 2021. MERC will not disconnect residential customers with past due balances if the customer has a pending application or has been deemed eligible for a financial assistance program. In addition, MERC will continue to offer flexible deferred payment arrangements to residential customers. For customers who enter, or are complying with, a payment arrangement, MERC will not impose any service deposits, down payments, interest, late payment fees, or reconnections fees through April 30, 2022.

Currently, Minnesota's peacetime emergency is set to expire on May 14, 2021, but this date is subject to change. The annual winter moratorium in Minnesota that generally prohibits MERC from disconnecting residential customers for non-payment began on October 15, 2020 and ended on April 15, 2021.

Michigan

In April 2020, the MPSC issued a written order requiring Michigan utilities, including MGU and UMERC, to put certain minimum protections in place during the COVID-19 pandemic. The minimum protections required by the order include the suspension of disconnections, late payment fees, deposits, and reconnection fees for certain vulnerable customers. In addition, utilities are required to extend access to and enhance the flexibility of payment plans to customers financially impacted by COVID-19. The order will remain in effect until further notice from the MPSC.

As required in the MPSC order, MGU and UMERC filed responses with the MPSC in April 2020 affirming the actions being taken to protect customers. These actions provide protections to more customers than required by the MPSC order, and include suspending disconnections for all residential customers, waiving deposit requirements for new service, suspending the assessment of late fees for customers that have entered into payment plans, and enhancing payment plan options for all customers.

The April 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeds the amounts being recovered in rates. In July 2020, the MPSC issued an order denying Michigan utilities' ability to defer additional COVID-19 related expenses and certain foregone revenues. The MPSC indicated that utilities can still seek recovery of these costs and foregone revenues by filing additional information on the specifics of their request. MGU and UMERC filed comments with the MPSC in November 2020 indicating that they have not experienced any material additional COVID-19 related expenses or foregone revenues, but that they will continue to monitor them and will notify the MPSC if they become material. At March 31, 2021, our Michigan utilities had not recorded any deferrals related to the COVID-19 pandemic.

03/31/2021 Form 10-Q	32	WEC Energy Group, Inc.

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2022 Rates

On March 30, 2021, WE, WPS, and WG filed an application with the PSCW for the approval of certain accounting treatments which, if approved, would allow them to maintain their current electric, natural gas, and steam base rates through 2022 and forego filing a rate case for one year. In connection with the request, the three utilities also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully support the application, and the utilities expect to file their next rate cases by no later than May 1, 2022.

The application filed with the PSCW includes the following key proposals:

•WE, WPS, and WG would amortize, in 2022, certain previously deferred balances to offset approximately half of their forecasted revenue deficiencies.
•WG would defer interest and depreciation expense associated with capital investments since its last rate case that otherwise would have been added to rate base in a 2022 test-year rate case.
•WE, WPS, and WG would be allowed to defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.
•WE, WPS, and WG would maintain their earnings sharing mechanisms for 2022, with modification. The earnings sharing mechanisms would be modified to authorize the utility to retain 100% of the first 15 basis points of earnings above its currently authorized ROE. This modification would expire on December 31, 2022. The earnings sharing mechanisms would otherwise remain as currently authorized.

We expect the PSCW to review and consider the application during the second quarter of 2021.

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

(1)Amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The WE and WPS rate orders reflect the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. For WE, approximately $65 million of tax benefits will be amortized in each of 2020 and 2021. For WPS, approximately $11 million of tax benefits were amortized in 2020 and approximately $39 million are being amortized in 2021. The unprotected deferred tax benefits related to the unrecovered balances of certain of WE's retired plants and its SSR regulatory asset were used to reduce the related regulatory asset. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by our regulators.

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

03/31/2021 Form 10-Q	33	WEC Energy Group, Inc.

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

In accordance with its rate order, WE filed an application with the PSCW in July 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. In November 2020, the PSCW issued a written order approving the application. The securitization is expected to reduce the carrying costs for the $100 million, benefiting customers.

The WPS rate order allows WPS to collect the previously deferred revenue requirement for ReACT™ costs above the authorized $275.0 million level. The total cost of the ReACT™ project was $342 million. This regulatory asset will be collected from customers over eight years.

All three Wisconsin utilities will continue having an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that is consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if the utility earns above its authorized ROE: (i) the utility retains 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points is refunded to customers; and (iii) 100.0% of any remaining excess earnings is refunded to customers. In addition, the rate orders also require WE, WPS, and WG to maintain residential and small commercial electric and natural gas customer fixed charges at previously authorized rates and to maintain the status quo for WE's and WPS's electric market-based rate programs for large industrial customers through 2021.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2021, PGL filed its 2020 reconciliation with the ICC, which, along with the 2019, 2018, 2017, and 2016 reconciliations, are still pending.

As of March 31, 2021, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Michigan Gas Utilities Corporation

2021 Rate Application

In February 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU decided that it would delay its filing of the rate case as a result of the COVID-19 pandemic.

In May 2020, MGU filed an application with the MPSC requesting approval to defer $5.0 million of depreciation and interest expense during 2021 related to capital investments made by MGU since its last rate case. In July 2020, the MPSC issued a written order approving MGU's request. The deferral of these costs will help to mitigate the impacts from delaying the filing of the rate case.

On March 22, 2021, MGU filed a request with the MPSC to increase its natural gas rates. MGU's request is targeting a rate increase of $15.1 million (10.7%) and reflects a 10.2% ROE and a common equity component of 52.5%. The proposed natural gas rate

03/31/2021 Form 10-Q	34	WEC Energy Group, Inc.

increase is primarily driven by MGU's significant investment in capital infrastructure since its last rate review that resulted in revised base rates effective January 1, 2016. New rates are expected to be effective in January 2022.

NOTE 23—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2021 Form 10-Q	35	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2020 Annual Report on Form 10-K.

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

Creating a Sustainable Future

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation by 2025. When taken together, the retirements and new investments should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting our goals to reduce carbon dioxide (CO2) emissions from our electric generation.

By the end of 2020, we were able to reduce CO2 emissions from our electric generation fleet by more than 50% below 2005 levels. As a result, we announced new goals in May 2021. We are committing to a 60% reduction in carbon emissions from our electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

We have already retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. As part of our ESG Progress Plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of Oak Creek Power Plant Units 5-8 and the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $2 billion from 2021-2025 in renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind;
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and

03/31/2021 Form 10-Q	36	WEC Energy Group, Inc.

•the planned purchase of 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

In addition, we previously received approval from the Public Service Commission of Wisconsin (PSCW) to invest in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to construct two solar projects in Wisconsin: Two Creeks Solar Park (Two Creeks), now in service, and Badger Hollow Solar Park I (Badger Hollow I), expected to enter commercial operation in the third quarter of 2021. WPS owns 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to construct Badger Hollow Solar Park II that is expected to enter commercial operation in December 2022. Once constructed, WE will own 100 MW of this project.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, WE has energized 16 Solar Now projects and currently has another three under construction, together totaling more than 18 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

We also continue to reduce methane emissions by improving our natural gas distribution system. Our initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, we are setting a new target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

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

•WE and Wisconsin Gas LLC (WG) each plan to construct their own liquefied natural gas (LNG) facilities to meet anticipated peak demand. Subject to PSCW approval, commercial operation of the LNG facilities is targeted for the end of 2023.

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

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

03/31/2021 Form 10-Q	37	WEC Energy Group, Inc.

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

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in seven wind parks, capable of providing more than 1,300 MW of carbon-free energy in total. These renewable energy assets represent more than $1.9 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these wind investments reduce our cash tax expense. See Note 2, Acquisitions, for additional information on recent transactions.

We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be approximately $15.0 billion from 2021 to 2025. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be $1.1 billion. Specific projects included in the $16.1 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

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

03/31/2021 Form 10-Q	38	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2021 with the first quarter of 2020, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2021	2020	B (W)
Wisconsin	$256.3	$246.7	$9.6
Illinois	112.1	107.3	4.8
Other states	24.7	26.3	(1.6)
Electric transmission	28.0	25.0	3.0
Non-utility energy infrastructure	71.4	65.5	5.9
Corporate and other	17.6	(18.3)	35.9
Net income attributed to common shareholders	$510.1	$452.5	$57.6

Diluted earnings per share	$1.61	$1.43	$0.18

Earnings increased $57.6 million during the first quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the $57.6 million increase in earnings were:

•A $35.9 million increase in earnings from the corporate and other segment, driven by an increase in income tax benefits, net gains from investments held in the Integrys rabbi trust during the first quarter of 2021, compared with net losses during the same quarter in 2020, and lower interest expense. The positive impact from the investments held in the rabbi trust offset increases in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $9.6 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric and natural gas margins due to higher retail sales volumes, including the impact of colder winter weather. An increase in depreciation and amortization and higher operation and maintenance expense partially offset the positive impact from higher sales volumes.

•A $5.9 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, primarily due to an increase in PTCs generated in the first quarter of 2021 by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively.

•A $4.8 million increase in net income attributed to common shareholders at the Illinois segment, driven by higher natural gas margins at PGL due to its continued capital investment in the SMP project under its QIP rider. A gain on the sale of certain land parcels during the first quarter of 2021 also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation expense.

Expected 2021 Annual Effective Tax Rate

We expect our 2021 annual effective tax rate to be between 13% and 14%, which includes an estimated 6% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the 2019 Wisconsin rate orders. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 19% and 20%.

03/31/2021 Form 10-Q	39	WEC Energy Group, Inc.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the three months ended March 31, 2021 was $256.3 million, representing a $9.6 million, or 3.9%, increase over the prior year. The increase was driven by higher electric and natural gas margins due to higher retail sales volumes, including the impact of colder winter weather. An increase in depreciation and amortization and higher operation and maintenance expense partially offset the positive impact from higher sales volumes.

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Electric revenues	$1,101.8	$1,038.2	$63.6
Fuel and purchased power	349.4	300.8	(48.6)
Total electric margins	752.4	737.4	15.0

Natural gas revenues	629.9	460.7	169.2
Cost of natural gas sold	397.9	236.5	(161.4)
Total natural gas margins	232.0	224.2	7.8

Total electric and natural gas margins	984.4	961.6	22.8

Other operation and maintenance	341.9	330.8	(11.1)
Depreciation and amortization	176.2	165.4	(10.8)
Property and revenue taxes	38.6	38.6	—
Operating income	427.7	426.8	0.9

Other income, net	17.1	14.5	2.6
Interest expense	140.1	143.1	3.0
Income before income taxes	304.7	298.2	$6.5

Income tax expense	48.1	51.2	3.1
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$256.3	$246.7	$9.6

03/31/2021 Form 10-Q	40	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$147.3	$138.3	$(9.0)
Transmission (1)	127.7	129.8	2.1
Regulatory amortizations and other pass through expenses (2)	37.5	32.4	(5.1)
We Power (3)	29.4	30.3	0.9
Total other operation and maintenance	$341.9	$330.8	$(11.1)

(1)Represents transmission expense that we are authorized to collect in rates, in accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2021 and 2020, $130.6 million and $121.0 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the first quarter of 2021 and 2020, $25.9 million and $35.1 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	2,808.8	2,681.1	127.7
Small commercial and industrial (1)	3,087.1	3,096.9	(9.8)
Large commercial and industrial (1)	2,981.9	3,008.9	(27.0)
Other	43.9	42.5	1.4
Total retail (1)	8,921.7	8,829.4	92.3
Wholesale	730.3	742.5	(12.2)
Resale	1,937.5	1,996.4	(58.9)
Total sales in MWh (1)	11,589.5	11,568.3	21.2

(1)Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	515.5	492.4	23.1
Commercial and industrial	303.0	291.5	11.5
Total retail	818.5	783.9	34.6
Transportation	427.3	428.6	(1.3)
Total sales in therms	1,245.8	1,212.5	33.3

03/31/2021 Form 10-Q	41	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather	2021	2020	B (W)
WE and WG (1)
Heating (3,281 Normal)	3,120	2,925	6.7%

WPS (2)
Heating (3,659 Normal)	3,482	3,368	3.4%

UMERC (3)
Heating (3,967 Normal)	3,790	3,673	3.2%

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

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $15.0 million during the first quarter of 2021, compared with the same quarter in 2020, driven by a $21.7 million increase related to higher retail sales volumes, including the impact of colder winter weather. As measured by heating degree days, the first quarter of 2021 was 6.7% and 3.4% colder than the same quarter in 2020 in the Milwaukee area and Green Bay area, respectively. Weather-normalized retail sales volumes also improved during the first quarter of 2021, compared with the same quarter in 2020, a sign of economic recovery in Wisconsin from the COVID-19 pandemic.

This increase was partially offset by a $6.6 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. This decrease in margins includes a $13.0 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 22, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $7.8 million during the first quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the higher natural gas utility margins was higher sales volumes, primarily driven by colder winter weather.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $21.9 million during the first quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $10.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases.

•A $5.1 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $3.2 million increase in benefit costs, primarily due to higher deferred compensation costs, partially offset by lower stock-based compensation and medical costs.

03/31/2021 Form 10-Q	42	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the Wisconsin segment increased $2.6 million during the first quarter of 2021, compared with the same quarter in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $3.0 million during the first quarter of 2021, compared with the same quarter in 2020, primarily due to lower interest rates on short-term debt and lower interest expense on finance lease liabilities.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $3.1 million during the first quarter of 2021, compared with the same quarter in 2020. The decrease was primarily due to a $13.0 million positive impact related to the 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting negative impact in operating income. Partially offsetting this decrease in income tax expense was an increase in pretax income and a $2.6 million decrease in PTCs. See Note 11, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the three months ended March 31, 2021 was $112.1 million, representing a $4.8 million, or 4.5%, increase over the prior year. The increase was driven by higher natural gas margins at PGL due to its continued capital investment in the SMP project under its QIP rider. A gain on the sale of certain land parcels during 2021 also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation expense.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Natural gas revenues	$703.4	$447.6	$255.8
Cost of natural gas sold	363.6	126.7	(236.9)
Total natural gas margins	339.8	320.9	18.9

Other operation and maintenance	109.3	104.1	(5.2)
Depreciation and amortization	52.7	47.5	(5.2)
Property and revenue taxes	9.6	7.7	(1.9)
Operating income	168.2	161.6	6.6

Other income, net	1.8	1.2	0.6
Interest expense	16.5	16.0	(0.5)
Income before income taxes	153.5	146.8	6.7

Income tax expense	41.4	39.5	(1.9)
Net income attributed to common shareholders	$112.1	$107.3	$4.8

03/31/2021 Form 10-Q	43	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in the line items below	$66.8	$68.7	$1.9
Riders (1)	43.1	36.1	(7.0)
Regulatory amortizations (1)	(0.6)	(0.7)	(0.1)
Total other operation and maintenance	$109.3	$104.1	$(5.2)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	411.9	380.4	31.5
Commercial and industrial	160.0	156.0	4.0
Total retail	571.9	536.4	35.5
Transportation	330.8	329.2	1.6
Total sales in therms	902.7	865.6	37.1

	Three Months Ended March 31
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (3,137 Normal)	3,003	2,793	7.5%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $7.0 million impact of the riders referenced in the table above, increased $11.9 million during the first quarter of 2021, compared with the same quarter in 2020. The increase in margins was primarily driven by:

•A $6.4 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 22, Regulatory Environment, for more information.

•A $2.0 million increase in late payment charges driven by an increase in past due accounts receivable balances and the suspension of late payment charges during 2020 due to a regulatory order from the ICC in response to the COVID-19 pandemic. See Note 22, Regulatory Environment, for more information.

•A $1.9 million increase in the invested capital tax adjustment rider, which did not impact net income as it was offset in property and revenue taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $5.3 million, net of the impact of the riders referenced in the table above, during the first quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $5.2 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

03/31/2021 Form 10-Q	44	WEC Energy Group, Inc.

•A $2.1 million increase in natural gas distribution maintenance costs, as a result of the colder than normal weather during February 2021.

•A $1.9 million increase in property and revenue taxes driven by an increase in the invested capital tax related to higher plant placed in service during the first quarter of 2021, compared with the same quarter in 2020. This increase was offset in natural gas utility margins.

These increases in operating expenses were partially offset by a $4.4 million gain on the sale of certain land parcels.

Income Tax Expense

Income tax expense at the Illinois segment increased $1.9 million during the first quarter of 2021, compared with the same quarter in 2020, driven by an increase in pretax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the three months ended March 31, 2021 was $24.7 million, representing a $1.6 million, or 6.1%, decrease over the prior year. The decrease was driven by increases in operating expenses, including operation and maintenance, depreciation and amortization, and property taxes.

Since the majority of MGU and MERC customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Natural gas revenues	$233.3	$146.4	$86.9
Cost of natural gas sold	161.7	75.2	(86.5)
Total natural gas margins	71.6	71.2	0.4

Other operation and maintenance	23.2	21.7	(1.5)
Depreciation and amortization	9.2	7.8	(1.4)
Property and revenue taxes	4.9	4.3	(0.6)
Operating income	34.3	37.4	(3.1)

Other income, net	0.3	—	0.3
Interest expense	1.5	2.2	0.7
Income before income taxes	33.1	35.2	(2.1)

Income tax expense	8.4	8.9	0.5
Net income attributed to common shareholders	$24.7	$26.3	$(1.6)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line item below	$16.1	$16.2	$0.1
Regulatory amortizations and other pass through expenses (1)	7.1	5.5	(1.6)
Total other operation and maintenance	$23.2	$21.7	$(1.5)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

03/31/2021 Form 10-Q	45	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	149.0	142.0	7.0
Commercial and industrial	85.7	90.3	(4.6)
Total retail	234.7	232.3	2.4
Transportation	234.2	259.2	(25.0)
Total sales in therms	468.9	491.5	(22.6)

	Three Months Ended March 31
	Degree Days
Weather (1)	2021	2020	B (W)
MERC
Heating (3,926 Normal)	3,785	3,745	1.1%

MGU
Heating (3,167 Normal)	3,014	2,833	6.4%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $0.4 million during the first quarter of 2021, compared to the same quarter in 2020. This was driven by a $1.0 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $3.5 million during the first quarter of 2021, compared to the same quarter in 2020. This increase was driven by a $1.0 million increase in operation and maintenance expense related to MERC's CIP program, which had an offsetting increase in margins, and an increase of $1.4 million in depreciation and amortization related to continued capital investment.

Interest Expense

Interest expense at the other states segment decreased $0.7 million during the first quarter of 2021, compared with the same quarter in 2020, primarily due to the deferral of interest expense related to capital investments made by MGU since its last rate case. See Note 22, Regulatory Environment, for more information.

Income Tax Expense

Income tax expense at the other states segment decreased $0.5 million during the first quarter of 2021, compared with the same quarter in 2020, driven by a decrease in pretax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$28.0	$25.0	$3.0

03/31/2021 Form 10-Q	46	WEC Energy Group, Inc.

Net income attributed to common shareholders at our electric transmission segment increased $3.0 million during the first quarter of 2021, compared with the same quarter in 2020, driven by a $2.8 million increase in equity earnings from transmission affiliates. Continued capital investment by ATC drove the higher equity earnings.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$71.4	$65.5	$5.9

Net income attributed to common shareholders at the non-utility energy infrastructure segment increased $5.9 million during the first quarter of 2021, compared with the same quarter in 2020, primarily related to a $9.6 million increase in PTCs generated in the first quarter of 2021, driven by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively. This was partially offset by a $2.7 million increase in interest on long-term debt related to WEC Infrastructure Wind Holding I LLC's debt issuance in December 2020.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2021	2020	B (W)
Net income (loss) attributed to common shareholders	$17.6	$(18.3)	$35.9

The corporate and other segment had $17.6 million of net income attributed to common shareholders during the first quarter of 2021, compared with an $18.3 million net loss attributed to common shareholders in the same quarter in 2020. The significant factors impacting the $35.9 million increase in earnings were:

•A $23.7 million increase in other income, net, driven by $4.6 million of net gains from investments held in the Integrys rabbi trust during the first quarter of 2021, compared with $13.3 million of net losses during the same quarter in 2020. These investment gains offset increases in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. Also contributing to the increase in other income, net was $4.8 million of higher earnings from equity method investments.

•A $10.9 million decrease in interest expense during the first quarter of 2021, compared with the same quarter in 2020, driven by the issuance of new debt in 2020 with lower interest rates than the debt retired during 2020. Also contributing to the decrease was lower interest rates on our short-term and variable-rate long-term debt.

•A $2.2 million increase in income tax benefits during the first quarter of 2021, compared with the same quarter in 2020, driven by a $9.2 million quarter-over-quarter increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, and a $7.4 million decrease in uncertain tax positions during the first quarter of 2021. These increases in income tax benefits were substantially offset by a $4.6 million decrease in excess tax benefits recognized related to stock option exercises during the first quarter of 2021, compared to same quarter in 2020 and a lower pretax loss. See Note 11, Income Taxes, for more information.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$395.2	$690.5	$(295.3)
Investing activities	(541.3)	(463.0)	(78.3)
Financing activities	163.1	(244.1)	407.2

03/31/2021 Form 10-Q	47	WEC Energy Group, Inc.

Operating Activities

Net cash provided by operating activities decreased $295.3 million during the first quarter of 2021, compared with the same quarter in 2020, primarily driven by an increase in the cost of natural gas. Payments for natural gas increased $348.1 million during the first quarter of 2021, compared with the same quarter in 2020, due to the significant increase in natural gas costs seen throughout the central part of the country in February 2021 related to extreme weather conditions. We expect to recover the majority of the increased gas costs by the end of 2021 through our existing recovery mechanisms. This increase in natural gas costs also drove higher payments for fuel used at our plants. See Note 22, Regulatory Environment, for more information on the recovery of these natural gas costs.

This decrease in net cash provided by operating activities was partially offset by a $29.9 million increase in cash due to lower collateral requirements, driven by a decrease in the fair value of our natural gas derivative liabilities during the first quarter of 2021, compared with the same quarter in 2020.

Investing Activities

Net cash used in investing activities increased $78.3 million during the first quarter of 2021, compared with the same quarter in 2020, driven by the acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.4 million. See Note 2, Acquisitions, for more information.

This increase in net cash used in investing activities was partially offset by:

•A $25.5 million decrease in cash paid for capital expenditures during the first quarter of 2021, compared with the same quarter in 2020, which is discussed in more detail below.

•A $10.0 million increase in proceeds from the sale of assets during the first quarter of 2021, compared with the same quarter in 2020.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2021	2020	Change in 2021 Over 2020
Wisconsin	$277.5	$303.7	$(26.2)
Illinois	119.8	146.9	(27.1)
Other states	11.0	39.1	(28.1)
Non-utility energy infrastructure	59.0	2.0	57.0
Corporate and other	3.3	4.4	(1.1)
Total capital expenditures	$470.6	$496.1	$(25.5)

The decrease in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2021, compared with the same quarter in 2020, was primarily driven by higher capital expenditures related to Badger Hollow I, upgrades to WE's electric distribution system, and upgrades of automated meter reading devices during the first quarter of 2020. These decreases in cash paid for capital expenditures were partially offset by an increase in cash paid for capital expenditures during the first quarter of 2021, related to upgrades to WE's natural gas distribution system.

The decrease in cash paid for capital expenditures at the Illinois segment during the first quarter of 2021, compared with the same quarter in 2020, was driven by higher capital expenditures related to facilities projects, upgrades to the natural gas distribution system, upgrades of automated meter reading devices, and meter replacements during the first quarter of 2020.

The decrease in cash paid for capital expenditures at the other states segment during the first quarter of 2021, compared with the same quarter in 2020, was primarily driven by the installation of automated meter reading devices and a higher number of meter replacements during the first quarter of 2020.

03/31/2021 Form 10-Q	48	WEC Energy Group, Inc.

The increase in cash paid for capital expenditures at the non-utility energy infrastructure segment during the first quarter of 2021, compared with the same quarter in 2020, was primarily driven by the construction of Jayhawk. See Note 2, Acquisitions, for more information.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $407.2 million during the first quarter of 2021, compared with the same quarter in 2020, driven by:

•A $600.0 million increase in cash due to the issuance of long-term debt during the first quarter of 2021. We did not issue any long-term debt during the first quarter of 2020.

•A $487.1 million increase in cash due to $143.5 million of net borrowings of commercial paper during the first quarter of 2021, compared with $343.6 million of net repayments of commercial paper during the same quarter in 2020.

•A $33.8 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during the first quarter of 2021, compared with the same quarter in 2020, to satisfy requirements of our stock-based compensation plans.

These increases in cash were partially offset by:

•A $680.0 million decrease in cash due to a $340.0 million repayment of a 364-day term loan during the first quarter of 2021, compared with its issuance during the same quarter in 2020, to enhance our liquidity position in response to the COVID-19 pandemic.

•A $14.8 million decrease in cash from stock options exercised during the first quarter of 2021, compared with the same quarter in 2020.

•A $14.2 million decrease in cash due to higher dividends paid on our common stock during the first quarter of 2021, compared with the same quarter in 2020. In January 2021, our Board of Directors increased our quarterly dividend by $0.045 per share (7.1%) effective with the March 2021 dividend payment.

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

03/31/2021 Form 10-Q	49	WEC Energy Group, Inc.

2020, in order to enhance our liquidity position in response to the COVID-19 pandemic and the ensuing volatility in the commercial paper market, WEC Energy Group entered into a $340 million 364-day term loan, which was used to pay down commercial paper. In March 2021, we repaid the term loan using the net proceeds from the issuance of our 0.80% Senior Notes.

See Note 8, Short-Term Debt and Lines of Credit, for more information about these credit agreements and Note 9, Long-Term Debt, for more information about the issuance of our 0.80% Senior Notes.

The following table shows our capitalization structure as of March 31, 2021, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,767.1	$11,017.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	13,104.7	12,854.7
Short-term debt	1,580.4	1,580.4
Total capitalization	$25,482.6	$25,482.6

Total debt	$14,685.1	$14,435.1

Ratio of debt to total capitalization	57.6%	56.6%

Included in long-term debt on our balance sheet as of March 31, 2021, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Working Capital

As of March 31, 2021, our current liabilities exceeded our current assets by $1.4 billion. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

03/31/2021 Form 10-Q	50	WEC Energy Group, Inc.

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

(in millions)	2021	2022	2023
Wisconsin	$1,763.4	$1,844.6	$2,070.2
Illinois	573.9	581.8	660.9
Other states	98.4	106.8	92.5
Non-utility energy infrastructure	740.0	479.9	409.1
Corporate and other	17.1	10.1	3.7
Total	$3,192.8	$3,023.2	$3,236.4

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

We are committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We have received approval to invest in 200 MW of utility-scale solar within our Wisconsin segment. WPS has partnered with an unaffiliated utility to construct a solar project, Badger Hollow I, that will be located in Iowa County, Wisconsin. Once constructed, WPS will own 100 MW of this project. WPS's share of the cost of this project is estimated to be approximately $130 million. Commercial operation of Badger Hollow I is expected in the third quarter of 2021. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be approximately $130 million. Commercial operation of Badger Hollow II is targeted for December 2022.

•In February 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $383 million, with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, WE and WPS filed an application with the PSCW for approval to accelerate up to approximately $154 million in capital investments in Blue Sky Green Field Wind Park and Crane Creek Wind Park, to repower major components. Both projects are expected to be completed by the end of 2022.

•In March 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $401 million, with construction expected to begin in late 2021 and completed by the end of 2023.

03/31/2021 Form 10-Q	51	WEC Energy Group, Inc.

•In March 2021, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. If approved, WPS's share of the cost of this project is estimated to be approximately $146 million, with construction expected to begin in early 2022 and completed by the end of 2022.

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, WE and WPS will collectively own 270 MW of solar generation and 149 MW of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $584 million, with construction expected to begin in late 2022 and completed by the second quarter of 2024.

•In April 2021, WE and WPS filed an application with the PSCW for approval to construct 128 MWs of natural gas-fired generation at WPS's existing Weston Power Plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. If approved, we estimate the cost of this project to be approximately $171 million, with construction expected to begin in 2022 and completed in 2023.

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

WE and WG each plan to construct its own LNG facility. Subject to PSCW approval, each facility would provide approximately one billion cubic foot of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. If approved, construction is expected to begin in fall of 2021 with commercial operation for the LNG facilities targeted for the end of 2023.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2023 is between $280 million and $300 million.

The non-utility energy infrastructure line item in the table above includes WECI's planned investments in Thunderhead and Jayhawk. See Note 2, Acquisitions, for more information on these wind projects.

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

Common Stock Dividends

Our current quarterly dividend rate is $0.6775 per share, which equates to an annual dividend of $2.71 per share. For information related to our most recent common stock dividend declared, see Note 7, Common Equity.

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

03/31/2021 Form 10-Q	52	WEC Energy Group, Inc.

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the three months ended March 31, 2021.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. The following discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2020 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Although the shelter-in-place orders that were in effect for our service territories have expired, other orders limiting the capacity of various businesses have been adopted in some jurisdictions. In addition, similar or more restrictive orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territories.

Liquidity and Financial Markets

Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal Reserve implemented certain measures, including a reduction in its benchmark Federal Funds rate and the establishment of various programs to restore liquidity and stability into the short-term funding markets. These measures continue to have a mitigating effect on commercial paper rates and availability. In addition, the initial disruption in the long-term debt markets as a result of the COVID-19 pandemic has subsided.

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of our accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by regulatory mechanisms and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we have experienced has resulted in higher working capital requirements.

Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) and foregone revenues related to the COVID-19 pandemic. The additional protections provided by these COVID-19 specific regulatory orders are still being assessed and will be subject to prudency reviews. See Note 22, Regulatory Environment, for more information on these orders.

Loss of Business

We have seen a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as they continue to experience lower demand for their products and services as a result of the COVID-19 pandemic. Many businesses in

03/31/2021 Form 10-Q	53	WEC Energy Group, Inc.

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

The timing of Badger Hollow I has been impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We now expect Badger Hollow I to be placed into commercial operation during the third quarter of 2021. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have activated an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

With vaccinations now available in our service areas, we continue to provide educational information to employees to encourage them to obtain a vaccine. As the number of administered vaccinations increases, we are developing a return-to-the-workplace strategy for those employees currently working remotely.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

Our utilities have taken actions to ensure that essential utility services are available to customers in their service territories during the COVID-19 pandemic. In addition, the PSCW, the ICC, the MPUC, and the MPSC have all issued written orders regarding certain measures required in their respective jurisdictions. See Note 22, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures being taken.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the regulatory recovery risk described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2020 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

03/31/2021 Form 10-Q	54	WEC Energy Group, Inc.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of March 31, 2021, we had not received any significant disallowances of the costs incurred for this project. WPS and MERC received approval to recover these costs in their most recent rate orders; however, the costs incurred for this project in our other regulatory jurisdictions are still subject to approval by the applicable regulators.

•In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2021, PGL filed its 2020 reconciliation with the ICC, which, along with the 2019, 2018, 2017, and 2016 reconciliations, are still pending. As of March 31, 2021, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 22, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Environmental Matters

See Note 20, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Other Matters

Return on Equity Incentive for Membership in a Transmission Organization

The FERC currently allows transmission utilities, including ATC, to increase their ROE by 50 basis points as an incentive for membership in a transmission organization, such as MISO. This incentive was established to stimulate infrastructure development and to support the evolving electric grid. However, a Notice of Proposed Rulemaking was issued by the FERC on April 15, 2021 proposing to limit the 50 basis point increase in ROE to only be available to transmission utilities initially joining a transmission organization for the first three years of membership. If this proposal becomes a final rule, ATC would be required to submit, within 30 days of the final rule's effective date, a compliance filing eliminating the 50 basis point incentive from its tariff. As a result, this proposal, if adopted, would reduce our after-tax equity earnings from ATC by approximately $7 million annually. The transmission costs WE and WPS are required to pay ATC after the effective date would also be reduced by this proposal.

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

03/31/2021 Form 10-Q	55	WEC Energy Group, Inc.

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

First Return on Equity Complaint

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In September 2016, the FERC issued an order requiring MISO transmission owners to collect a reduced base ROE of 10.32%, as well as the 0.5% incentive adder approved by the FERC in January 2015 for MISO transmission owners. The FERC then issued the November 2019 Order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. The November 2019 Order further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88%, effective as of September 28, 2016 and prospectively. The November 2019 Order also continued to allow the collection of the 0.5% ROE incentive adder, which only applies to revenues collected after January 6, 2015. In response to the rehearing requests filed related to the November 2019 Order, the FERC issued another order in May 2020. This May 2020 Order increased the base ROE for all MISO transmission owners, including ATC, from the 9.88% authorized in the November 2019 Order to 10.02%, effective as of September 28, 2016 and prospectively. The May 2020 Order also allowed the continued collection of the 0.5% ROE incentive adder, but this incentive may be eliminated going forward, as discussed above.

ATC is required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through November 19, 2020. As a result, ATC is expected to continue providing WE and WPS with net refunds related to the transmission costs they paid during the two refund periods through the end of September 2021. These refunds are being applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

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

03/31/2021 Form 10-Q	56	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2020 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 12, Fair Value Measurements, Note 13, Derivative Instruments, and Note 14, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2021 Form 10-Q	57	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2020 Annual Report on Form 10-K. See Note 20, Commitments and Contingencies, and Note 22, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak, and the Illinois state agencies to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an Agreed Interim Order with the State of Illinois in October 2017 and a First Amended Agreed Interim Order in September 2019 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively, including the submittal of a GMZ application to the IEPA. A supplemental filing was sent to the IEPA in December 2019. In September 2020, the IEPA sent PGL a letter conditionally approving the GMZ application.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

03/31/2021 Form 10-Q	58	WEC Energy Group, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities
2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	17,387	$91.06	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31	—	—	—	—
Total (1)	17,387	$91.06	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

03/31/2021 Form 10-Q	59	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1
Securities Resolution No. 11 of WEC Energy Group, effective as of March 16, 2021, under the Indenture for Debt Securities, dated as of March 15, 1999, between WEC Energy Group and The Bank of New York Mellon Trust Company, N.A. (as successor to the First National Bank of Chicago), as Trustee. (Exhibit 4.1 to WEC Energy Group's Form 8-K filed March 19, 2021.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2021 Form 10-Q	60	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 6, 2021	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2021 Form 10-Q	61	WEC Energy Group, Inc.