Form 10-Q
period 2021-06-30
WEC ENERGY GROUP, INC.
filed 2021-08-05
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2021):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2021

06/30/2021 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WG	Wisconsin Gas LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone

06/30/2021 Form 10-Q	ii	WEC Energy Group, Inc.

NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
CDC	Centers for Disease Control and Prevention
CIP	Conservation Improvement Program
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
GUIC	Gas Utility Infrastructure Cost
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
Sapphire Sky	Sapphire Sky Wind Energy LLC
SMP	Natural Gas System Modernization Program
SPC	COVID-19 Special Purpose Charge
SSR	System Support Resource
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

06/30/2021 Form 10-Q	iii	WEC Energy Group, Inc.

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

06/30/2021 Form 10-Q	1	WEC Energy Group, Inc.

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

06/30/2021 Form 10-Q	2	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2021	2020	2021	2020
Operating revenues	$1,676.2	$1,548.7	$4,367.6	$3,657.3

Operating expenses
Cost of sales	525.9	444.5	1,791.5	1,179.2
Other operation and maintenance	463.8	473.1	943.7	928.8
Depreciation and amortization	266.2	242.5	527.6	481.6
Property and revenue taxes	51.5	49.8	106.7	102.3
Total operating expenses	1,307.4	1,209.9	3,369.5	2,691.9

Operating income	368.8	338.8	998.1	965.4

Equity in earnings of transmission affiliates	41.3	52.9	83.9	92.7
Other income, net	39.7	28.6	72.5	34.2
Interest expense	120.0	124.4	239.5	253.8
Other expense	(39.0)	(42.9)	(83.1)	(126.9)

Income before income taxes	329.8	295.9	915.0	838.5
Income tax expense	54.1	53.8	129.0	143.8
Net income	275.7	242.1	786.0	694.7

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net (income) loss attributed to noncontrolling interests	0.6	(0.2)	0.7	—
Net income attributed to common shareholders	$276.0	$241.6	$786.1	$694.1

Earnings per share
Basic	$0.88	$0.77	$2.49	$2.20
Diluted	$0.87	$0.76	$2.49	$2.19

Weighted average common shares outstanding
Basic	315.4	315.4	315.4	315.4
Diluted	316.3	316.5	316.3	316.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	3	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2021	2020	2021	2020
Net income	$275.7	$242.1	$786.0	$694.7

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative loss, net of tax benefit of $— , $0.3, $—, and $1.6, respectively	—	(0.8)	—	(4.2)
Reclassification of realized net derivative loss to net income, net of tax	1.0	0.4	2.0	0.5
Cash flow hedges, net	1.0	(0.4)	2.0	(3.7)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	0.2	0.2	0.5

Other comprehensive income (loss), net of tax	1.1	(0.2)	2.2	(3.2)

Comprehensive income	276.8	241.9	788.2	691.5

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive (income) loss attributed to noncontrolling interests	0.6	(0.2)	0.7	—
Comprehensive income attributed to common shareholders	$277.1	$241.4	$788.3	$690.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$35.0	$24.8
Accounts receivable and unbilled revenues, net of reserves of $231.7 and $220.1, respectively	1,182.7	1,202.8
Materials, supplies, and inventories	452.7	528.6
Prepayments	283.7	263.4
Amounts recoverable from customers	213.6	20.0
Other	110.4	43.4
Current assets	2,278.1	2,083.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,625.3 and $9,364.7, respectively	26,266.4	25,707.4
Regulatory assets (June 30, 2021 includes $106.0 related to WEPCo Environmental Trust)	3,409.9	3,524.1
Equity investment in transmission affiliates	1,782.0	1,764.3
Goodwill	3,052.8	3,052.8
Other	1,005.7	896.5
Long-term assets	35,516.8	34,945.1
Total assets	$37,794.9	$37,028.1

Liabilities and Equity
Current liabilities
Short-term debt	$1,424.5	$1,776.9
Current portion of long-term debt (June 30, 2021 includes $4.1 related to WEPCo Environmental Trust)	493.6	785.8
Accounts payable	744.6	880.7
Other	711.2	704.7
Current liabilities	3,373.9	4,148.1

Long-term liabilities
Long-term debt (June 30, 2021 includes $111.1 related to WEPCo Environmental Trust)	12,695.7	11,728.1
Deferred income taxes	4,269.6	4,059.8
Deferred revenue, net	400.7	412.2
Regulatory liabilities	3,935.5	3,928.1
Environmental remediation liabilities	518.2	532.9
Pension and OPEB obligations	314.2	327.0
Other	1,256.7	1,229.4
Long-term liabilities	23,390.6	22,217.5

Commitments and contingencies (Note 20)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,144.1	4,143.7
Retained earnings	6,688.2	6,329.6
Accumulated other comprehensive loss	(4.6)	(6.8)
Common shareholders' equity	10,830.9	10,469.7

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	169.1	162.4
Total liabilities and equity	$37,794.9	$37,028.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2021	2020
Operating activities
Net income	$786.0	$694.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	527.6	481.6
Deferred income taxes and ITCs, net	164.4	143.5
Contributions and payments related to pension and OPEB plans	(7.6)	(6.6)
Equity income in transmission affiliates, net of distributions	(17.7)	(20.1)
Change in –
Accounts receivable and unbilled revenues, net	70.0	215.4
Materials, supplies, and inventories	75.9	82.1
Amounts recoverable from customers	(193.6)	6.8
Other current assets	(7.8)	55.7
Accounts payable	(119.3)	(188.3)
Other current liabilities	17.2	(67.2)
Other, net	(68.9)	(18.0)
Net cash provided by operating activities	1,226.2	1,379.6

Investing activities
Capital expenditures	(1,010.1)	(1,037.2)
Acquisition of Jayhawk	(119.7)	—
Capital contributions to transmission affiliates	—	(9.0)
Proceeds from the sale of assets	20.8	2.1
Proceeds from the sale of investments held in rabbi trust	12.7	17.1
Other, net	21.7	20.8
Net cash used in investing activities	(1,074.6)	(1,006.2)

Financing activities
Exercise of stock options	4.0	20.3
Purchase of common stock	(11.3)	(50.3)
Dividends paid on common stock	(427.5)	(399.0)
Issuance of long-term debt	1,018.8	110.0
Retirement of long-term debt	(341.2)	(418.2)
Issuance of short-term loan	—	340.0
Repayment of short-term loan	(340.0)	—
Change in other short-term debt	(12.4)	40.7
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	(31.0)
Other, net	(14.9)	(5.8)
Net cash used in financing activities	(124.5)	(393.3)

Net change in cash, cash equivalents, and restricted cash	27.1	(19.9)
Cash, cash equivalents, and restricted cash at beginning of period	72.6	82.3
Cash, cash equivalents, and restricted cash at end of period	$99.7	$62.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	510.1	—	510.1	—	—	510.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	1.2	—	—	1.2	—	—	1.2
Purchase of common stock	—	(6.6)	—	—	(6.6)	—	—	(6.6)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	6.2	6.2
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2021	$3.2	$4,143.6	$6,626.0	$(5.7)	$10,767.1	$30.4	$170.1	$10,967.6
Net income attributed to common shareholders	—	—	276.0	—	276.0	—	—	276.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.8)	—	(213.8)	—	—	(213.8)
Exercise of stock options	—	2.8	—	—	2.8	—	—	2.8
Purchase of common stock	—	(4.7)	—	—	(4.7)	—	—	(4.7)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.4	—	—	2.4	—	—	2.4
Balance at June 30, 2021	$3.2	$4,144.1	$6,688.2	$(4.6)	$10,830.9	$30.4	$169.1	$11,030.4

06/30/2021 Form 10-Q	7	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	452.5	—	452.5	—	—	452.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(3.0)	(3.0)	—	—	(3.0)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(40.4)	—	—	(40.4)	—	—	(40.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	5.1	—	—	5.1	—	—	5.1
Balance at March 31, 2020	$3.2	$4,167.3	$6,180.7	$(7.1)	$10,344.1	$30.4	$110.1	$10,484.6
Net income attributed to common shareholders	—	—	241.6	—	241.6	—	—	241.6
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	(0.2)	(0.2)	—	—	(0.2)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	4.3	—	—	4.3	—	—	4.3
Purchase of common stock	—	(9.9)	—	—	(9.9)	—	—	(9.9)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	—	—	—	—	(31.0)	(31.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Stock-based compensation and other	—	3.3	—	—	3.3	—	—	3.3
Balance at June 30, 2020	$3.2	$4,165.0	$6,222.8	$(7.3)	$10,383.7	$30.4	$78.6	$10,492.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2021 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2021

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

On our financial statements, we consolidate our majority-owned subsidiaries, which we control, and VIEs, of which we are the primary beneficiary. We reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheets related to the minority interests at Bishop Hill III, Blooming Grove, Coyote Ridge, Jayhawk, Tatanka Ridge, and Upstream held by third parties.

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 17, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs and interconnection agreements. See Note 16, Goodwill and Intangibles, for more information.

Acquisition of a Wind Energy Generation Facility in Illinois

In June 2021, WECI signed an agreement to acquire a 90% ownership interest in Sapphire Sky, a 250 MW wind generating facility under construction in McLean County, Illinois, for approximately $412 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for a period of 12 years. WECI's investment in Sapphire Sky is expected to qualify for PTCs. The transaction is subject to FERC approval and commercial operation is expected to begin by the end of 2022, at which time the transaction is expected to close. Sapphire Sky will be included in the non-utility energy infrastructure segment.

Acquisition of a Wind Energy Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility under construction in Bourbon and Crawford counties, Kansas, for $119.7 million, which included transaction costs, and was allocated primarily to property, plant, and equipment. As of June 2021, WECI incurred an additional $47.8 million of capital expenditures for the project for a total investment of $167.5 million. Upon completion, we expect WECI's total investment to be approximately $302 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility

06/30/2021 Form 10-Q	9	WEC Energy Group, Inc.

for a period of 10 years. WECI's investment in Jayhawk is expected to qualify for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which we will be entitled to tax benefits equal to our ownership interest. Commercial operation is expected to begin no later than the first quarter of 2022. Jayhawk is included in the non-utility energy infrastructure segment.

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

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for 12 years. WECI's investment in Thunderhead is expected to qualify for PTCs. The transaction was approved by FERC in April 2020, and commercial operation was initially expected to begin by the end of 2020. However, due to a delay in construction of the required substation, Thunderhead is now expected to begin commercial operation during the first half of 2022. The transaction is expected to close upon commercial operation. Thunderhead will be included in the non-utility energy infrastructure segment.

In April 2020, WECI acquired an additional 10% ownership interest in Upstream for $31.0 million, bringing its total ownership interest to 90%. Upstream is located in Antelope County, Nebraska and supplies energy to the Southwest Power Pool. Upstream's revenue is substantially fixed over the first 10 years through an agreement with an unaffiliated third party. WECI's investment in Upstream qualifies for PTCs. Upstream is included in the non-utility energy infrastructure segment.

06/30/2021 Form 10-Q	10	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2021
Electric	$1,083.2	$—	$—	$1,083.2	$—	$—	$—		$1,083.2
Natural gas	212.7	266.1	66.9	545.7	9.4	—	(8.7)		546.4
Total regulated revenues	1,295.9	266.1	66.9	1,628.9	9.4	—	(8.7)		1,629.6
Other non-utility revenues	—	—	4.4	4.4	24.2	—	(3.9)		24.7
Total revenues from contracts with customers	1,295.9	266.1	71.3	1,633.3	33.6	—	(12.6)		1,654.3
Other operating revenues	11.6	9.4	0.8	21.8	99.9	0.1	(99.9)	(1)	21.9
Total operating revenues	$1,307.5	$275.5	$72.1	$1,655.1	$133.5	$0.1	$(112.5)		$1,676.2

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2020
Electric	$999.6	$—	$—	$999.6	$—	$—	$—		$999.6
Natural gas	207.8	254.5	62.4	524.7	8.7	—	(8.2)		525.2
Total regulated revenues	1,207.4	254.5	62.4	1,524.3	8.7	—	(8.2)		1,524.8
Other non-utility revenues	—	—	4.2	4.2	17.1	0.8	(3.9)		18.2
Total revenues from contracts with customers	1,207.4	254.5	66.6	1,528.5	25.8	0.8	(12.1)		1,543.0
Other operating revenues	(1.2)	6.7	0.1	5.6	99.5	0.1	(99.5)	(1)	5.7
Total operating revenues	$1,206.2	$261.2	$66.7	$1,534.1	$125.3	$0.9	$(111.6)		$1,548.7

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2021
Electric	$2,178.2	$—	$—	$2,178.2	$—	$—	$—		$2,178.2
Natural gas	840.0	959.6	292.5	2,092.1	24.0	—	(22.0)		2,094.1
Total regulated revenues	3,018.2	959.6	292.5	4,270.3	24.0	—	(22.0)		4,272.3
Other non-utility revenues	—	—	9.1	9.1	47.4	—	(5.5)		51.0
Total revenues from contracts with customers	3,018.2	959.6	301.6	4,279.4	71.4	—	(27.5)		4,323.3
Other operating revenues	21.0	19.3	3.8	44.1	199.7	0.2	(199.7)	(1)	44.3
Total operating revenues	$3,039.2	$978.9	$305.4	$4,323.5	$271.1	$0.2	$(227.2)		$4,367.6

06/30/2021 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2020
Electric	$2,034.2	$—	$—	$2,034.2	$—	$—	$—		$2,034.2
Natural gas	666.7	688.1	202.2	1,557.0	23.2	—	(22.3)		1,557.9
Total regulated revenues	2,700.9	688.1	202.2	3,591.2	23.2	—	(22.3)		3,592.1
Other non-utility revenues	—	—	8.6	8.6	33.5	1.2	(5.5)		37.8
Total revenues from contracts with customers	2,700.9	688.1	210.8	3,599.8	56.7	1.2	(27.8)		3,629.9
Other operating revenues	4.2	20.7	2.3	27.2	198.2	0.2	(198.2)	(1)	27.4
Total operating revenues	$2,705.1	$708.8	$213.1	$3,627.0	$254.9	$1.4	$(226.0)		$3,657.3

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Residential	$419.0	$418.7	$842.7	$823.6
Small commercial and industrial	346.6	307.1	678.0	630.7
Large commercial and industrial	224.5	187.8	434.0	382.4
Other	6.9	6.9	14.7	14.2
Total retail revenues	997.0	920.5	1,969.4	1,850.9
Wholesale	38.6	41.3	78.3	83.4
Resale	37.4	28.4	100.1	73.6
Steam	4.2	4.1	19.0	12.5
Other utility revenues	6.0	5.3	11.4	13.8
Total electric utility operating revenues	$1,083.2	$999.6	$2,178.2	$2,034.2

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2021
Residential	$188.6	$199.1	$37.9	$425.6
Commercial and industrial	90.2	51.5	17.3	159.0
Total retail revenues	278.8	250.6	55.2	584.6
Transportation	17.8	48.8	6.6	73.2
Other utility revenues (1)	(83.9)	(33.3)	5.1	(112.1)
Total natural gas utility operating revenues	$212.7	$266.1	$66.9	$545.7

06/30/2021 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2020
Residential	$125.8	$157.4	$40.0	$323.2
Commercial and industrial	47.0	36.5	16.6	100.1
Total retail revenues	172.8	193.9	56.6	423.3
Transportation	17.0	46.3	7.0	70.3
Other utility revenues (1)	18.0	14.3	(1.2)	31.1
Total natural gas utility operating revenues	$207.8	$254.5	$62.4	$524.7

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2021
Residential	$536.2	$533.0	$125.8	$1,195.0
Commercial and industrial	266.6	154.2	61.2	482.0
Total retail revenues	802.8	687.2	187.0	1,677.0
Transportation	42.2	123.0	17.6	182.8
Other utility revenues (1)	(5.0)	149.4	87.9	232.3
Total natural gas utility operating revenues	$840.0	$959.6	$292.5	$2,092.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2020
Residential	$438.9	$440.3	$135.3	$1,014.5
Commercial and industrial	198.3	127.9	68.3	394.5
Total retail revenues	637.2	568.2	203.6	1,409.0
Transportation	41.1	119.0	17.5	177.6
Other utility revenues (1)	(11.6)	0.9	(18.9)	(29.6)
Total natural gas utility operating revenues	$666.7	$688.1	$202.2	$1,557.0

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. The negative amount for the three months ended June 30, 2021 primarily relates to the approval by our utility commissions to recover from customers, over the second quarter of 2021, the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts were billed to customers, they were reflected in retail revenues with an offsetting decrease in other utility revenues. See Note 19, Regulatory Environment, for more information.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Wind generation revenues	$14.5	$7.3	$30.3	$16.6
We Power revenues (1)	5.8	5.8	11.6	11.3
Appliance service revenues	4.4	4.2	9.1	8.6
Other	—	0.9	—	1.3
Total other non-utility operating revenues	$24.7	$18.2	$51.0	$37.8

06/30/2021 Form 10-Q	13	WEC Energy Group, Inc.

(1)As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Late payment charges (1)	$17.3	$—	$32.3	$12.1
Alternative revenues	2.9	4.3	9.1	12.8
Other	1.7	1.4	2.9	2.5
Total other operating revenues	$21.9	$5.7	$44.3	$27.4

(1)The increase in late payment charges during the three and six months ended June 30, 2021, compared with the same periods in 2020, was a result of the expiration of various regulatory orders from our utility commissions in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 22, Regulatory Environment, for more information.

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

06/30/2021 Form 10-Q	14	WEC Energy Group, Inc.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at June 30, 2021 and December 31, 2020, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
June 30, 2021
Accounts receivable and unbilled revenues	$985.9	$363.3	$47.4	$1,396.6	$12.2	$5.6	$1,414.4
Allowance for credit losses	114.4	109.0	8.3	231.7	—	—	231.7
Accounts receivable and unbilled revenues, net (1)	$871.5	$254.3	$39.1	$1,164.9	$12.2	$5.6	$1,182.7

Total accounts receivable, net – past due greater than 90 days (1)	$69.2	$51.9	$7.6	$128.7	$—	$—	$128.7
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.4%	100.0%	—%	91.6%	—%	—%	91.6%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2020
Accounts receivable and unbilled revenues	$899.8	$393.9	$79.8	$1,373.5	$45.0	$4.4	$1,422.9
Allowance for credit losses	102.1	111.6	6.4	220.1	—	—	220.1
Accounts receivable and unbilled revenues, net (1)	$797.7	$282.3	$73.4	$1,153.4	$45.0	$4.4	$1,202.8

Total accounts receivable, net – past due greater than 90 days (1)	$84.8	$34.5	$3.5	$122.8	$—	$—	$122.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	95.5%	—%	—%	95.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at June 30, 2021, $615.6 million, or 52.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 22, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses by reportable segment for the three and six months ended June 30, 2021 and 2020 is included below:

Three Months Ended June 30, 2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at March 31, 2021	$129.5	$122.0	$7.6	$259.1	$—	$259.1
Provision for credit losses	9.4	5.2	1.0	15.6	—	15.6
Provision for credit losses deferred for future recovery or refund	(12.2)	(18.9)	—	(31.1)	—	(31.1)
Write-offs charged against the allowance	(16.5)	(4.0)	(0.6)	(21.1)	—	(21.1)
Recoveries of amounts previously written off	4.2	4.7	0.3	9.2	—	9.2
Balance at June 30, 2021	$114.4	$109.0	$8.3	$231.7	$—	$231.7

06/30/2021 Form 10-Q	15	WEC Energy Group, Inc.

Six Months Ended June 30, 2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2020	$102.1	$111.6	$6.4	$220.1	$—	$220.1
Provision for credit losses	23.1	12.3	2.3	37.7	—	37.7
Provision for credit losses deferred for future recovery or refund	10.1	(15.8)	—	(5.7)	—	(5.7)
Write-offs charged against the allowance	(35.0)	(6.8)	(1.1)	(42.9)	—	(42.9)
Recoveries of amounts previously written off	14.1	7.7	0.7	22.5	—	22.5
Balance at June 30, 2021	$114.4	$109.0	$8.3	$231.7	$—	$231.7

The increase in the allowance for credit losses at June 30, 2021, compared to December 31, 2020, was driven by higher past due accounts receivable balances related to our utility operations, primarily associated with our residential customers. This increase in accounts receivable balances in arrears related to the continued economic disruptions caused by the COVID-19 pandemic, including high unemployment rates. However, as seen in the quarterly rollforward above, the allowance for credit losses began to decrease in the second quarter of 2021, which we believe is related to the start of normal collection practices in our Wisconsin and Illinois service territories. See Note 22, Regulatory Environment, for more information.

Three Months Ended June 30, 2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at March 31, 2020	$67.7	$93.1	$3.9	$164.7	$0.1	$164.8
Provision for credit losses	12.3	7.6	0.4	20.3	—	20.3
Provision for credit losses deferred for future recovery or refund	5.8	(3.9)	—	1.9	—	1.9
Write-offs charged against the allowance	(18.0)	(17.9)	(0.7)	(36.6)	—	(36.6)
Recoveries of amounts previously written off	10.1	3.8	0.4	14.3	—	14.3
Balance at June 30, 2020	$77.9	$82.7	$4.0	$164.6	$0.1	$164.7

Six Months Ended June 30, 2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2019	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	26.0	22.0	1.1	49.1	—	49.1
Provision for credit losses deferred for future recovery or refund	9.1	25.6	—	34.7	—	34.7
Write-offs charged against the allowance	(37.7)	(49.5)	(2.0)	(89.2)	—	(89.2)
Recoveries of amounts previously written off	20.6	8.7	0.8	30.1	—	30.1
Balance at June 30, 2020	$77.9	$82.7	$4.0	$164.6	$0.1	$164.7

The increase in the allowance for credit losses at our Wisconsin and Illinois reportable segments was driven by an increase in past due accounts receivable balances from December 31, 2019 to June 30, 2020. This is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31. However, as a result of the COVID-19 pandemic and related regulatory orders we received, we were also unable to disconnect any of our Wisconsin and Illinois customers during the second quarter of 2020.

06/30/2021 Form 10-Q	16	WEC Energy Group, Inc.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	June 30, 2021	December 31, 2020
Regulatory assets
Pension and OPEB costs	$1,054.4	$1,101.6
Plant retirements	729.1	740.8
Environmental remediation costs	609.3	638.2
Income tax related items	459.1	454.6
Energy costs recoverable through rate adjustments (1)	203.3	1.1
Asset retirement obligations	190.7	181.3
SSR	132.8	135.6
Securitization (2)	106.0	105.2
Uncollectible expense	41.2	82.0
Derivatives	7.1	26.5
Other, net	90.5	77.2
Total regulatory assets	$3,623.5	$3,544.1

Balance sheet presentation
Amounts recoverable from customers (1)	$213.6	$20.0
Regulatory assets	3,409.9	3,524.1
Total regulatory assets	$3,623.5	$3,544.1

(1)The increase in these regulatory assets primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 22, Regulatory Environment, for more information.

(2)See Note 19, Variable Interest Entities, for more information.

(in millions)	June 30, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$2,071.6	$2,137.7
Removal costs	1,243.6	1,221.1
Pension and OPEB benefits	367.7	378.1
Derivatives	95.6	16.4
Electric transmission costs	78.4	78.5
Energy costs refundable through rate adjustments	35.6	59.9
Earnings sharing mechanisms	28.3	36.9
Uncollectible expense	12.2	25.5
Other, net	25.8	25.0
Total regulatory liabilities	$3,958.8	$3,979.1

Balance sheet presentation
Other current liabilities	$23.3	$51.0
Regulatory liabilities	3,935.5	3,928.1
Total regulatory liabilities	$3,958.8	$3,979.1

06/30/2021 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of WPS's ownership share of these generating units was $282.1 million at June 30, 2021. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building from the flooding and steam was extensive and requires significant repairs and restorations. As of June 30, 2021, WE had incurred $74.8 million of costs related to these repairs and restorations. WE received $20.0 million of insurance proceeds in 2020 to cover a portion of these costs and $42.3 million was recorded in accounts receivable on our balance sheet as of June 30, 2021 for future insurance recoveries. The remaining $12.5 million of costs were included in other operation and maintenance expense in 2020 as we do not intend to seek recovery of these costs.

In June 2021, we received approval from the PSCW to restore the PSB and to defer the project costs, net of insurance proceeds, to include in rate base. As such, we do not currently expect a significant impact to our future results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the six months ended June 30, 2021, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

06/30/2021 Form 10-Q	18	WEC Energy Group, Inc.

Common Stock Dividends

On July 15, 2021, our Board of Directors declared a quarterly cash dividend of $0.6775 per share, payable on September 1, 2021, to shareholders of record on August 13, 2021.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2021	December 31, 2020
Commercial paper
Amount outstanding	$1,424.5	$1,436.9
Weighted-average interest rate on amounts outstanding	0.17%	0.21%
Term loan
Amount outstanding	$—	$340.0
Weighted-average interest rate on amounts outstanding	N/A	0.99%

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2021 was $1,416.1 million with a weighted-average interest rate during the period of 0.18%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340.0 million 364-day term loan. The weighted-average interest rate on the term loan during the six months ended June 30, 2021 was 0.99%. In March 2021, we repaid the term loan using the net proceeds from the issuance of our 0.80% Senior Notes. See Note 9, Long-Term Debt, for more information.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	June 30, 2021
WEC Energy Group	October 2022	$1,200.0
WE	October 2022	500.0
WPS	October 2022	400.0
WG	October 2022	350.0
PGL	October 2022	350.0
Total short-term credit capacity		$2,800.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,424.5
Available capacity under existing agreements		$1,373.2

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In March 2021, we issued $600.0 million of 0.80% Senior Notes due March 15, 2024, and used the net proceeds to repay the $340.0 million 364-day term loan entered into in March 2020 and for general corporate purposes.

Wisconsin Electric Power Company

In June 2021, WE issued $300.0 million of 1.70% Debentures due June 15, 2028, and used the net proceeds to redeem all $300.0 million outstanding of its 2.95% Debentures due September 15, 2021 at par.

06/30/2021 Form 10-Q	19	WEC Energy Group, Inc.

WEPCo Environmental Trust Finance I, LLC

In May 2021, WEPCo Environmental Trust, a special purpose entity formed by WE, issued $118.8 million of 1.578% ETBs due December 15, 2035, and used the net proceeds to purchase environmental control property from WE. Principal and interest will be paid semiannually, beginning December 15, 2021, and the ETBs are expected to be fully repaid by December 15, 2033. For additional information, see Note 19, Variable Interest Entities – WEPCo Environmental Trust Finance I, LLC.

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2021	December 31, 2020
Materials and supplies	$218.9	$218.1
Natural gas in storage	162.1	224.9
Fossil fuel	71.7	85.6
Total	$452.7	$528.6

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2021, we had a temporary LIFO liquidation credit of $26.7 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$69.1	21.0%	$62.2	21.0%
State income taxes net of federal tax benefit	20.8	6.3%	18.4	6.2%
Federal excess deferred tax amortization – Wisconsin unprotected	(16.3)	(5.0)%	(11.1)	(3.8)%
PTCs	(13.5)	(4.1)%	(9.4)	(3.2)%
Federal excess deferred tax amortization	(7.9)	(2.4)%	(8.9)	(3.0)%
Other	1.9	0.6%	2.6	1.0%
Total income tax expense	$54.1	16.4%	$53.8	18.2%

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$191.9	21.0%	$176.1	21.0%
State income taxes net of federal tax benefit	57.7	6.3%	52.4	6.3%
PTCs	(47.5)	(5.2)%	(27.8)	(3.3)%
Federal excess deferred tax amortization – Wisconsin unprotected	(46.6)	(5.1)%	(33.2)	(4.0)%
Federal excess deferred tax amortization	(22.5)	(2.5)%	(21.9)	(2.6)%
Other	(4.0)	(0.4)%	(1.8)	(0.3)%
Total income tax expense	$129.0	14.1%	$143.8	17.1%

The effective tax rates of 16.4% and 14.1% for the three and six months ended June 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation

06/30/2021 Form 10-Q	20	WEC Energy Group, Inc.

facilities in our non-utility energy infrastructure segment and the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The effective tax rates of 18.2% and 17.1% for the three and six months ended June 30, 2020, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In addition, PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 22, Regulatory Environment, for more information on unprotected tax benefits.

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

06/30/2021 Form 10-Q	21	WEC Energy Group, Inc.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$70.2	$4.2	$—	$74.4
FTRs	—	—	5.4	5.4
Coal contracts	—	7.0	—	7.0
Total derivative assets	$70.2	$11.2	$5.4	$86.8

Investments held in rabbi trust	$77.6	$—	$—	$77.6

Derivative liabilities
Natural gas contracts	$—	$5.8	$—	$5.8
Coal contracts	—	0.2	—	0.2
Interest rate swaps	—	3.4	—	3.4
Total derivative liabilities	$—	$9.4	$—	$9.4

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.7	$2.0	$—	$13.7
FTRs	—	—	2.4	2.4
Coal contracts	—	1.8	—	1.8
Total derivative assets	$11.7	$3.8	$2.4	$17.9

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$7.7	$6.4	$—	$14.1
Coal contracts	—	1.2	—	1.2
Interest rate swaps	—	6.8	—	6.8
Total derivative liabilities	$7.7	$14.4	$—	$22.1

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended June 30, 2021 and 2020, the net unrealized gains included in earnings related to the investments held at the end of the period were $5.8 million and $11.4 million, respectively. During the six months ended June 30, 2021, we recorded $9.8 million of net unrealized gains in earnings related to the investments held at the end of the period, compared with $2.8 million of net unrealized losses recorded during the same period in 2020.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Balance at the beginning of the period	$0.9	$0.9	$2.4	$3.1
Purchases	6.0	7.5	6.1	7.5
Settlements	(1.5)	(1.9)	(3.1)	(4.1)
Balance at the end of the period	$5.4	$6.5	$5.4	$6.5

06/30/2021 Form 10-Q	22	WEC Energy Group, Inc.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$30.7	$30.4	$32.3
Long-term debt, including current portion (1)	13,127.9	14,673.9	12,450.5	14,343.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $61.4 million and $63.4 million at June 30, 2021 and December 31, 2020, respectively.

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

	June 30, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current
Natural gas contracts	$66.7	$5.8	$13.0	$12.9
FTRs	5.4	—	2.4	—
Coal contracts	6.1	0.1	1.6	0.8
Interest rate swaps	—	3.4	—	6.8
Total other current (1)	78.2	9.3	17.0	20.5

Other long-term
Natural gas contracts	7.7	—	0.7	1.2
Coal contracts	0.9	0.1	0.2	0.4
Total other long-term (1)	8.6	0.1	0.9	1.6
Total	$86.8	$9.4	$17.9	$22.1

(1)On our balance sheets, we classify derivative assets and liabilities as other current or other long-term based on the maturities of the underlying contracts.

06/30/2021 Form 10-Q	23	WEC Energy Group, Inc.

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	47.9 Dth	$4.8	44.7 Dth	$(17.2)
FTRs	7.4 MWh	10.2	7.2 MWh	0.6
Total		$15.0		$(16.6)

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	107.7 Dth	$(2.7)	103.1 Dth	$(41.9)
FTRs	15.8 MWh	12.3	14.4 MWh	2.0
Total		$9.6		$(39.9)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2021 and December 31, 2020, we had posted cash collateral of $10.5 million and $18.9 million, respectively, in our margin accounts. These amounts were recorded on our balance sheets in other current assets. At June 30, 2021, we had also received cash collateral of $50.5 million in our margin accounts. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2021			December 31, 2020
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$86.8		$9.4	$17.9	$22.1
Gross amount not offset on the balance sheet	(51.0)	(1)	(0.5)	(6.9)	(7.7)	(2)
Net amount	$35.8		$8.9	$11.0	$14.4

(1)Includes cash collateral received of $50.5 million.

(2)Includes cash collateral posted of $0.8 million.

Cash Flow Hedges

As of June 30, 2021, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes through November 15, 2021. As these swaps qualify for cash flow hedge accounting treatment, the related gains and losses are being deferred in accumulated other comprehensive loss and are being amortized to interest expense as interest is accrued on the 2007 Junior Notes.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive income (loss) and in earnings, along with our total interest expense on the income statements:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Derivative loss recognized in other comprehensive loss	$—	$(1.1)	$—	$(5.8)
Net derivative loss reclassified from accumulated other comprehensive loss to interest expense	(1.3)	(0.6)	(2.7)	(0.7)
Total interest expense line item on the income statements	120.0	124.4	239.5	253.8

06/30/2021 Form 10-Q	24	WEC Energy Group, Inc.

We estimate that during the next twelve months $2.1 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 14—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at June 30, 2021	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting transactions of subsidiaries (1)	$139.4	$54.4	$1.5	$83.5
Standby letters of credit (2)	127.2	54.3	—	72.9
Surety bonds (3)	12.8	12.7	0.1	—
Other guarantees (4)	10.0	—	—	10.0
Total guarantees	$289.4	$121.4	$1.6	$166.4

(1)Consists of $4.2 million, $8.2 million, and $127.0 million to support the business operations of UMERC, Bluewater, and WECI, respectively.

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

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Service cost	$13.6	$11.7	$27.5	$24.8
Interest cost	21.7	26.1	43.6	52.2
Expected return on plan assets	(50.1)	(47.7)	(100.7)	(95.6)
Loss on plan settlement	1.9	10.0	2.0	10.3
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of net actuarial loss	28.2	25.5	55.6	49.7
Net periodic benefit cost	$15.7	$26.0	$28.8	$42.2

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Service cost	$3.6	$3.5	$7.8	$7.6
Interest cost	3.6	4.6	7.2	9.3
Expected return on plan assets	(16.6)	(15.1)	(33.0)	(30.2)
Amortization of prior service credit	(3.9)	(3.8)	(7.9)	(7.5)
Amortization of net actuarial gain	(6.5)	(5.8)	(12.2)	(11.2)
Net periodic benefit credit	$(19.8)	$(16.6)	$(38.1)	$(32.0)

During the six months ended June 30, 2021, we made contributions and payments of $6.6 million related to our pension plans and $1.0 million related to our OPEB plans. We expect to make contributions and payments of $5.2 million related to our pension plans and $1.2 million related to our OPEB plans during the remainder of 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

06/30/2021 Form 10-Q	25	WEC Energy Group, Inc.

NOTE 16—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at June 30, 2021. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2021.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of June 30, 2021.

Intangible Assets

At June 30, 2021, we had $5.7 million of indefinite-lived intangible assets primarily related to an MGU trade name obtained through an acquisition, which is included in other long-term assets on our balance sheets. We had no changes to the carrying amount of these intangible assets during the six months ended June 30, 2021.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets. See Note 2, Acquisitions, for more information.

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$93.1	$(3.2)	$89.9	$76.1	$—	$76.1
Proxy revenue swap (2)	7.2	(1.7)	5.5	7.2	(1.3)	5.9
Interconnection agreements (3)	5.1	(0.4)	4.7	5.1	(0.3)	4.8
Total intangible liabilities	$105.4	$(5.3)	$100.1	$88.4	$(1.6)	$86.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, and Jayhawk expiring between 2030 and 2032. The weighted-average remaining life of the PPAs is approximately 11 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining life of the proxy revenue swap is approximately eight years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill III, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining life of the interconnection agreements is approximately 19 years.

Amortization related to these intangibles for the three and six months ended June 30, 2021 was $1.9 million and $3.7 million, respectively. Amortization for the three and six months ended June 30, 2020, was not significant. Amortization for the next five years is estimated to be:

	For the Years Ending December 31
(in millions)	2022	2023	2024	2025	2026
Amortization to be recorded in operating revenues	$8.9	$8.9	$8.9	$8.9	$8.9
Amortization to be recorded in other operation and maintenance	0.2	0.2	0.2	0.2	0.2

06/30/2021 Form 10-Q	26	WEC Energy Group, Inc.

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

	Three Months Ended June 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,741.9	$31.7	$1,773.6
Add: Earnings from equity method investment	40.7	0.6	41.3
Less: Distributions	32.8	—	32.8
Less: Other	0.1	—	0.1
Balance at end of period	$1,749.7	$32.3	$1,782.0

	Three Months Ended June 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,686.7	$31.0	$1,717.7
Add: Earnings from equity method investment	52.5	0.4	52.9
Add: Capital contributions	6.0	—	6.0
Less: Distributions	32.0	—	32.0
Add: Other	0.1	—	0.1
Balance at end of period	$1,713.3	$31.4	$1,744.7

	Six Months Ended June 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,733.5	$30.8	$1,764.3
Add: Earnings from equity method investment	82.4	1.5	83.9
Less: Distributions	66.2	—	66.2
Balance at end of period	$1,749.7	$32.3	$1,782.0

	Six Months Ended June 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	92.1	0.6	92.7
Add: Capital contributions	9.0	—	9.0
Less: Distributions	72.6	—	72.6
Less: Return of capital	—	5.3	5.3
Add: Other	0.1	—	0.1
Balance at end of period	$1,713.3	$31.4	$1,744.7

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Charges to ATC for services and construction	$5.7	$7.0	$11.7	$13.0
Charges from ATC for network transmission services	89.1	79.6	181.7	166.5

06/30/2021 Form 10-Q	27	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	June 30, 2021	December 31, 2020
Accounts receivable for services provided to ATC	$1.9	$3.7
Accounts payable for services received from ATC	30.6	29.3
Amounts due from ATC for transmission infrastructure upgrades (1)	5.7	4.6

(1)The transmission infrastructure upgrades were primarily related to WE's and WPS's construction of their new solar projects, Badger Hollow II and Badger Hollow I, respectively.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2021	2020	2021	2020
Income statement data
Operating revenues	$185.9	$203.1	$374.6	$389.9
Operating expenses	92.4	97.5	187.5	192.7
Other expense, net	28.1	25.4	56.6	53.9
Net income	$65.4	$80.2	$130.5	$143.3

(in millions)	June 30, 2021	December 31, 2020
Balance sheet data
Current assets	$92.5	$92.7
Noncurrent assets	5,462.6	5,400.6
Total assets	$5,555.1	$5,493.3

Current liabilities	$427.5	$310.8
Long-term debt	2,412.7	2,512.2
Other noncurrent liabilities	397.4	378.2
Members' equity	2,317.5	2,292.1
Total liabilities and members' equity	$5,555.1	$5,493.3

NOTE 18—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At June 30, 2021, we reported six segments, which are described below.

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

06/30/2021 Form 10-Q	28	WEC Energy Group, Inc.

▪90% ownership interest in Blooming Grove, located in McLean County, Illinois,
▪85% ownership interest in Tatanka Ridge, located in Deuel County, South Dakota, and
▪90% ownership interest in Jayhawk, under construction in Bourbon and Crawford counties, Kansas.

See Note 2, Acquisitions, for more information on Tatanka Ridge and Jayhawk.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, WEC Business Services LLC, and also included the operations of WPS Power Development, LLC in 2020 prior to the sale of its remaining solar facilities in the fourth quarter of 2020.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2021 and 2020:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2021
External revenues	$1,307.5	$275.5	$72.1	$1,655.1	$—	$21.0	$0.1	$—	$1,676.2
Intersegment revenues	—	—	—	—	—	112.5	—	(112.5)	—
Other operation and maintenance	346.1	90.8	21.2	458.1	—	12.4	(2.8)	(3.9)	463.8
Depreciation and amortization	179.8	54.0	9.4	243.2	—	31.3	6.4	(14.7)	266.2
Equity in earnings of transmission affiliates	—	—	—	—	41.3	—	—	—	41.3
Interest expense	139.8	16.6	1.5	157.9	4.8	17.9	24.6	(85.2)	120.0
Income tax expense	23.1	16.0	0.8	39.9	9.4	0.7	4.1	—	54.1
Net income (loss)	146.8	43.6	2.5	192.9	27.0	68.2	(12.4)	—	275.7
Net income (loss) attributed to common shareholders	146.5	43.6	2.5	192.6	27.0	68.8	(12.4)	—	276.0

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2020
External revenues	$1,206.2	$261.2	$66.7	$1,534.1	$—	$13.7	$0.9	$—	$1,548.7
Intersegment revenues	—	—	—	—	—	111.6	—	(111.6)	—
Other operation and maintenance	349.4	93.2	20.4	463.0	—	7.6	3.5	(1.0)	473.1
Depreciation and amortization	167.6	48.6	8.3	224.5	—	24.4	6.4	(12.8)	242.5
Equity in earnings of transmission affiliates	—	—	—	—	52.9	—	—	—	52.9
Interest expense	140.0	16.1	2.5	158.6	4.9	15.1	32.6	(86.8)	124.4
Income tax expense (benefit)	21.8	12.2	1.0	35.0	14.5	11.2	(6.9)	—	53.8
Net income (loss)	130.1	32.1	2.8	165.0	33.5	65.0	(21.4)	—	242.1
Net income (loss) attributed to common shareholders	129.8	32.1	2.8	164.7	33.5	64.8	(21.4)	—	241.6

06/30/2021 Form 10-Q	29	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2021
External revenues	$3,039.2	$978.9	$305.4	$4,323.5	$—	$43.9	$0.2	$—	$4,367.6
Intersegment revenues	—	—	—	—	—	227.2	—	(227.2)	—
Other operation and maintenance	688.0	200.1	44.4	932.5	—	21.3	(4.6)	(5.5)	943.7
Depreciation and amortization	356.0	106.7	18.6	481.3	—	62.3	13.0	(29.0)	527.6
Equity in earnings of transmission affiliates	—	—	—	—	83.9	—	—	—	83.9
Interest expense	279.9	33.1	3.0	316.0	9.7	35.9	48.8	(170.9)	239.5
Income tax expense (benefit)	71.2	57.4	9.2	137.8	19.2	0.8	(28.8)	—	129.0
Net income	403.4	155.7	27.2	586.3	55.0	139.5	5.2	—	786.0
Net income attributed to common shareholders	402.8	155.7	27.2	585.7	55.0	140.2	5.2	—	786.1

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2020
External revenues	$2,705.1	$708.8	$213.1	$3,627.0	$—	$28.9	$1.4	$—	$3,657.3
Intersegment revenues	—	—	—	—	—	226.0	—	(226.0)	—
Other operation and maintenance	680.2	197.3	42.1	919.6	—	12.8	1.9	(5.5)	928.8
Depreciation and amortization	333.0	96.1	16.1	445.2	—	48.9	12.5	(25.0)	481.6
Equity in earnings of transmission affiliates	—	—	—	—	92.7	—	—	—	92.7
Interest expense	283.1	32.1	4.7	319.9	9.7	30.4	67.7	(173.9)	253.8
Income tax expense (benefit)	73.0	51.7	9.9	134.6	24.4	22.4	(37.6)	—	143.8
Net income (loss)	377.1	139.4	29.1	545.6	58.5	130.3	(39.7)	—	694.7
Net income (loss) attributed to common shareholders	376.5	139.4	29.1	545.0	58.5	130.3	(39.7)	—	694.1

NOTE 19—VARIABLE INTEREST ENTITIES

The primary beneficiary of a VIE entity must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in VIEs.

We assess our relationships with potential VIEs, such as our coal suppliers, natural gas suppliers, coal transporters, natural gas transporters, and other counterparties related to PPAs, investments, and joint ventures. In making this assessment, we consider, along with other factors, the potential that our contracts or other arrangements provide subordinated financial support, the

06/30/2021 Form 10-Q	30	WEC Energy Group, Inc.

obligation to absorb the entity's losses, the right to receive residual returns of the entity, and the power to direct the activities that most significantly impact the entity's economic performance.

WEPCo Environmental Trust Finance I, LLC

In November 2020, the PSCW issued a financing order approving the securitization of $100 million of undepreciated environmental control costs related to WE's retired Pleasant Prairie power plant, the carrying costs accrued on the $100 million during the securitization process, and the related financing fees. The financing order also authorized WE to form WEPCo Environmental Trust, a bankruptcy-remote special purpose entity, for the sole purpose of issuing ETBs to recover the costs approved in the financing order. WEPCo Environmental Trust is a wholly-owned subsidiary of WE.

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from WE. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from WE's retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge, and funds on deposit in trust accounts, are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to WE or any of WE's affiliates. See Note 9, Long-Term Debt, for more information on the ETBs.

WE acts as the servicer of the environmental control property on behalf of WEPCo Environmental Trust and is responsible for metering, calculating, billing, and collecting the environmental control charge. As necessary, WE is authorized to implement periodic adjustments of the environmental control charge designed to ensure the timely payment of principal, interest, and other ongoing financing costs. WE remits all collections of the environmental control charge to an indenture trustee of WEPCo Environmental Trust.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, WE has the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, WE is considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	June 30, 2021
Assets
Other current assets (restricted cash)	$1.6
Regulatory assets	106.0
Other long-term assets (restricted cash)	0.6

Liabilities
Current portion of long-term debt	4.1
Other current liabilities (accrued interest)	0.3
Long-term debt	111.1

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2021 and December 31, 2020, our equity investment in ATC was $1,749.7 million and $1,733.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2021 and December 31, 2020, our equity investment in ATC Holdco was $32.3 million and $30.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

06/30/2021 Form 10-Q	31	WEC Energy Group, Inc.

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

We have $8.9 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

Our minimum future commitments related to these purchase obligations as of June 30, 2021, including those of our subsidiaries, were approximately $10.9 billion.

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

Air Quality

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued, or adopted between January 20, 2017 and January 20, 2021.

06/30/2021 Form 10-Q	32	WEC Energy Group, Inc.

Consequently, the December 2020 decision to retain the 2015 ozone standards with no changes is currently under review by the EPA.

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our Wisconsin service territories were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in May 2021, the EPA announced it was taking final action to revise the boundaries for six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties will be listed as nonattainment and portions of Racine, Waukesha, and Washington counties will be added to the nonattainment area. As a result of these boundary changes, the Valley Power Plant is now in the nonattainment area. Additionally, the Chicago, Illinois, Indiana, and Wisconsin nonattainment area will now include an expanded portion of Kenosha county, and the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties are also being expanded.

In February 2021, the Wisconsin Department of Natural Resources proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The Natural Resources Board adopted the rule as proposed during their June 2021 meeting. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

Particulate Matter

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. A proposed rule-making is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territories are in attainment with the current 2012 standards.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule will not be ready until 2022 at the earliest.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective March 14, 2021; however, on March 17, 2021 the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule, which was granted by the D.C. Circuit Court of Appeals on April 5, 2021. Despite this uncertainty, we continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, we were able to reduce CO2 emissions from our electric generation fleet by more than 50% below 2005 levels. As a result, we announced new goals in May 2021. We are committing to a 60% reduction in carbon emissions from our electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by the retirement of older, less efficient units, operating refinements, and the use of existing technology while executing our ESG Progress Plan. Over the longer term, the target for our generation fleet is net-zero carbon emissions by 2050. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, we expect to retire approximately 1,800 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8 and the jointly-owned Columbia Units 1-2.

06/30/2021 Form 10-Q	33	WEC Energy Group, Inc.

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

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) as a Group 2 NOx ozone season trading program source and found that the prior CSAPR update is sufficient to meet its "Good Neighbor" obligations. No further NOx reductions would be needed within these nine states. This rule became effective June 29, 2021. We do not expect that the final rule will have a material impact on our financial condition or results of operations.

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

We have received BTA determinations for OC 5 through OC 8, Weston Units 2, 3, and 4, and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, a final determination will not be made until the discharge permit is renewed for this facility, which is expected to be in 2021. We anticipate that the permit renewal will include a final BTA determination to address all of the Section 316(b) rule requirements.

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

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

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

06/30/2021 Form 10-Q	34	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2021	December 31, 2020
Regulatory assets	$609.3	$638.2
Reserves for future environmental remediation	518.2	532.9

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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$239.9	$252.4
Cash paid (received) for income taxes, net	28.2	(10.0)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	127.9	136.9
Receivable related to insurance proceeds for property damage (1)	39.6	1.5

(1)See Note 6, Property, Plant, and Equipment, for information about a steam incident at WE's PSB.

06/30/2021 Form 10-Q	35	WEC Energy Group, Inc.

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of the cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments. Our restricted cash also consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEC Infrastructure Wind Holding I LLC and WEPCo Environmental Trust. The restricted cash we received when WECI acquired ownership interests in certain wind generation projects is included in our restricted cash as well. This cash is restricted as it can only be used to pay for any remaining costs associated with the construction of the wind generation facilities.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$35.0	$24.8
Restricted cash included in other current assets	16.8	—
Restricted cash included in other long term assets	47.9	47.8
Cash, cash equivalents, and restricted cash	$99.7	$72.6

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

On March 23, 2021, WE and WG requested approval from the PSCW to recover approximately $54 million and $24 million, respectively, of natural gas costs in excess of the benchmark set in their GCRMs. On March 30, 2021, the PSCW approved the requests to recover the costs over a period of three months, beginning in April 2021. On March 30, 2021, WPS also filed its revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in its GCRM. WPS recovered these excess costs over a period of three months, beginning in April 2021.

PGL and NSG incurred approximately $131 million and $10 million, respectively, of natural gas costs in February 2021 in excess of the amounts included in their rates. These costs are being recovered over a period of 12 months, which started on April 1, 2021. PGL's and NSG's natural gas costs will be reviewed for prudency by the ICC as part of their annual natural gas cost reconciliation, which we expect to file with the ICC in April 2022.

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. On July 6, 2021, MERC and four other Minnesota utilities filed joint comments with the MPUC proposing a plan to recover their respective excess natural gas costs. Under the proposal, MERC would recover $10 million of these costs through its annual natural gas true-up process over a period of 12 months, and the remaining $65 million over 27 months, both beginning in September 2021.

Natural gas costs incurred at MGU and UMERC in excess of the amount included in their respective rates were not significant.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territories. Each of the states in which our regulated utilities operate declared a public health emergency and issued shelter-in-place orders in response to the COVID-19 pandemic. All of the shelter-in-place orders have since expired or been lifted. The PSCW, the ICC, the MPUC, and the MPSC all issued written orders requiring certain actions to ensure that essential utility services were available to customers in their respective jurisdictions. A summary of these orders is included below.

06/30/2021 Form 10-Q	36	WEC Energy Group, Inc.

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

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for their commercial and industrial customers. See Note 4, Credit Losses, for information regarding changes to our allowance for credit losses. As of June 30, 2021, the total amount deferred at our Wisconsin utilities related to the COVID-19 pandemic was not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which began on November 1, 2020 and ended on April 15, 2021. Utilities were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. Utilities are required to offer a deferred payment arrangement to low-income residential customers prior to disconnecting service. The order also allowed our Wisconsin utilities to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021.

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

06/30/2021 Form 10-Q	37	WEC Energy Group, Inc.

In addition to the above, the settlement agreement approved in June 2020 authorized PGL and NSG to implement a SPC rider for the recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs. PGL and NSG began recovering costs under the SPC rider on October 1, 2020. Amounts deferred under the SPC rider are being recovered over 36 months and will be subject to review and reconciliation by the ICC. As of June 30, 2021, PGL's and NSG's regulatory assets related to the COVID-19 pandemic were $26.9 million, collectively.

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

In March 2021, the ICC issued a written order approving a second settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. The key terms of this new settlement agreement are as follows:

•Utilities could start sending disconnection notices, on a staggered basis, as of April 1, 2021. Disconnections were done on a staggered schedule based on customer arrears and income levels (e.g. low income versus non-low income customers). Utilities were not allowed to disconnect customers for non-payment prior to June 30, 2021 if the customer's household income was below 300% of the federal poverty level and the customer was on a deferred payment plan.
•Utilities were required to continue offering flexible deferred payment arrangements with reduced down payment requirements to residential customers through June 30, 2021. Deferred payment arrangements vary based on income level.
•Reconnection fees were waived for eligible low income customers through June 30, 2021. In addition, utilities will continue to exempt eligible low income customers from late payment fees and deposits.
•Each utility was required to continue, or renew, its bill payment assistance program through 2021. In addition to the $12.0 million PGL initially funded, PGL was required to fund an additional $6.0 million to its bill payment assistance program. No additional funding was required for NSG due to the amount still available for assistance from its initial funding. During April 2021, PGL's bill payment assistance program ended as all $18.0 million of funds were exhausted. NSG's bill payment assistance program is ongoing as funds remain available.
•Costs related to the provisions in the settlement agreement, including costs related to the bill payment assistance programs, will be recoverable through the SPC rider.

Minnesota

In May 2020, the MPUC issued a written order authorizing Minnesota utilities, including MERC, to track and defer COVID-19 related expenses and certain foregone revenues. The MPUC will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of June 30, 2021, amounts deferred at MERC related to the COVID-19 pandemic were not significant.

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

In March 2021, the MPUC issued an order requiring Minnesota utilities to file a transition plan to resume collections and disconnections upon the earlier of an Executive Secretary finding the transition plan was complete, or 90 days following the expiration of Minnesota's declared peacetime emergency. MERC filed its transition plan in April 2021, and it was subsequently deemed complete by the Executive Secretary. In accordance with the transition plan, MERC resumed disconnections on August 2, 2021. MERC will not disconnect residential customers with past due balances if the customer has a pending application or has been deemed eligible for a financial assistance program. In addition, MERC will continue to offer flexible deferred payment arrangements to residential customers. For customers who enter, or are complying with, a payment arrangement, MERC will not impose any service deposits, down payments, interest, late payment fees, or reconnections fees through April 30, 2022.

06/30/2021 Form 10-Q	38	WEC Energy Group, Inc.

Michigan

In April 2020, the MPSC issued a written order requiring Michigan utilities, including MGU and UMERC, to put certain minimum protections in place during the COVID-19 pandemic. The minimum protections required by the order included the suspension of disconnections, late payment fees, deposits, and reconnection fees for certain vulnerable customers. In addition, utilities were required to extend access to and enhance the flexibility of payment plans to customers financially impacted by COVID-19.

As required in the MPSC order, MGU and UMERC filed responses with the MPSC in April 2020 affirming the actions being taken to protect customers. These actions provided protections to more customers than required by the MPSC order, and included suspending disconnections for all residential customers, waiving deposit requirements for new service, suspending the assessment of late fees for customers that entered into payment plans, and enhancing payment plan options for all customers.

The April 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeded the amounts being recovered in rates. In July 2020, the MPSC issued an order denying Michigan utilities' ability to defer additional COVID-19 related expenses and certain foregone revenues. The MPSC indicated that utilities could still seek recovery of these costs and foregone revenues by filing additional information on the specifics of their request. MGU and UMERC filed comments with the MPSC in November 2020 indicating that they have not experienced any material additional COVID-19 related expenses or foregone revenues, but that they will continue to monitor them and will notify the MPSC if they become material. At June 30, 2021, our Michigan utilities had not recorded any deferrals related to the COVID-19 pandemic.

In June 2021, MGU and UMERC worked with MPSC staff to develop a transition plan to resume collections and disconnections, while continuing to assist customers in managing their arrears balances. In accordance with the agreed upon transition plan, MGU and UMERC resumed pre-pandemic collection activities and residential service disconnections on August 2, 2021. Flexible deferred payment arrangements will continue to be available to customers.

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

We expect the PSCW to review and consider the application during the third quarter of 2021.

06/30/2021 Form 10-Q	39	WEC Energy Group, Inc.

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

In accordance with its rate order, WE filed an application with the PSCW in July 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related financing fees. In November 2020, the PSCW issued a written order approving the application. The financing order also authorized WE to form a bankruptcy-remote special purpose entity, WEPCo Environmental Trust, for the sole purpose of issuing ETBs to recover the approved costs. In May 2021, WEPCo Environmental Trust issued $118.8 million of 1.578% ETBs due December 15, 2035. See Note 9, Long-Term Debt, for more information regarding the issuance of the ETBs. See Note 19, Variable Interest Entities, for more information regarding WEPCo Environmental Trust.

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

06/30/2021 Form 10-Q	40	WEC Energy Group, Inc.

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

As of June 30, 2021, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

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

In March 2021, MGU filed a request with the MPSC to increase its natural gas rates. MGU's request targeted a rate increase of $15.1 million (10.7%) and reflected a 10.2% ROE and a common equity component of 52.5%. The proposed natural gas rate increase is primarily driven by MGU's significant investment in capital infrastructure since its last rate review that resulted in revised base rates effective January 1, 2016.

On July 29, 2021, MGU filed with the MPSC, a settlement agreement it reached with certain intervenors. The settlement agreement targets a rate increase of $9.3 million (6.35%). The rates reflect a 9.85% ROE and a common equity component average of 51.5%. The settlement agreement also allows MGU to implement a rider for its Main Replacement Program that will support recovery of $31.7 million of planned capital investment related to pipeline replacements to maintain system safety and reliability between 2023 and 2027 without having to file a rate case. The settlement agreement is pending MPSC approval, and we expect a decision from the MPSC during the third quarter of 2021. New rates are expected to be effective in January 2022.

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

06/30/2021 Form 10-Q	41	WEC Energy Group, Inc.

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

06/30/2021 Form 10-Q	42	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying financial statements and related notes and our 2020 Annual Report on Form 10-K.

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in American Transmission Company LLC (ATC) (a for-profit electric transmission company regulated by the Federal Energy Regulatory Commission and certain state regulatory commissions), and non-utility energy infrastructure operations through W.E. Power, LLC (which owns generation assets in Wisconsin), Bluewater Natural Gas Holding, LLC (which owns underground natural gas storage facilities in Michigan), and WEC Infrastructure LLC (WECI), which holds ownership interests in several wind generating facilities.

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

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $2 billion from 2021-2025 in renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning a combination of clean, natural gas-fired generation and zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•800 MW of utility-scale solar;
•600 MW of battery storage;
•100 MW of wind;
•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and

06/30/2021 Form 10-Q	43	WEC Energy Group, Inc.

•the planned purchase of 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

In addition, we previously received approval from the Public Service Commission of Wisconsin (PSCW) to invest in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to construct two solar projects in Wisconsin: Two Creeks Solar Park (Two Creeks), now in service, and Badger Hollow Solar Park I (Badger Hollow I), expected to enter commercial operation in the fourth quarter of 2021. WPS owns 100 MW of Two Creeks and will own 100 MW of Badger Hollow I for a total of 200 MW. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to construct Badger Hollow Solar Park II that is expected to enter commercial operation in December 2022. Once constructed, WE will own 100 MW of this project.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, WE has energized 18 Solar Now projects and currently has another four under construction, together totaling more than 24 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

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

•WPS is in the final year of its System Modernization and Reliability Project, which involves modernizing parts of its electric distribution system, including burying or upgrading lines. WE, WPS, and WG also continue to upgrade their electric and natural gas distribution systems to enhance reliability.

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

06/30/2021 Form 10-Q	44	WEC Energy Group, Inc.

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

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in eight wind parks, capable of providing more than 1,550 MW of carbon-free energy in total. These renewable energy assets represent more than $2.3 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these wind investments reduce our cash tax expense. See Note 2, Acquisitions, for additional information on recent transactions.

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

Safety

Safety is one of our core values and a critical component of our culture. We are committed to keeping our employees and the public safe through a comprehensive corporate safety program that focuses on employee engagement and elimination of at-risk behaviors.

Under our "Target Zero" mission, we have an ultimate goal of zero incidents, accidents, and injuries. Management and union leadership work together to reinforce the Target Zero culture. We set annual goals for safety results as well as measurable leading indicators, in order to raise awareness of at-risk behaviors and situations and guide injury-prevention activities. All employees are encouraged to report unsafe conditions or incidents that could have led to an injury. Injuries and tasks with high levels of risk are assessed, and findings and best practices are shared across our companies.

Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus.

06/30/2021 Form 10-Q	45	WEC Energy Group, Inc.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2021 with the second quarter of 2020, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2021	2020	B (W)
Wisconsin	$146.5	$129.8	$16.7
Illinois	43.6	32.1	11.5
Other states	2.5	2.8	(0.3)
Electric transmission	27.0	33.5	(6.5)
Non-utility energy infrastructure	68.8	64.8	4.0
Corporate and other	(12.4)	(21.4)	9.0
Net income attributed to common shareholders	$276.0	$241.6	$34.4

Diluted earnings per share	$0.87	$0.76	$0.11

Earnings increased $34.4 million during the second quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the $34.4 million increase in earnings were:

•A $16.7 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric margins due to higher retail sales volumes and an increase in late payment charges. The positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, also drove an increase in earnings. See Note 22, Regulatory Environment, for more information. These positive impacts were partially offset by higher depreciation and amortization during the second quarter of 2021.

•An $11.5 million increase in net income attributed to common shareholders at the Illinois segment, driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower pension expense during the second quarter of 2021 also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization.

•A $9.0 million increase in earnings from the corporate and other segment, driven by lower interest expense and higher earnings from our equity method investment in a technology and energy-focused investment fund. These positive impacts were partially offset by lower net gains from investments held in the Integrys rabbi trust during the second quarter of 2021, compared with the same quarter in 2020. The investment gains from the rabbi trust offset increases in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

These increases in earnings were partially offset by a $6.5 million decrease in net income attributed to common shareholders at the electric transmission segment, driven by lower equity earnings from transmission affiliates. The lower equity earnings were due to the FERC order issued in May 2020 addressing complaints related to ATC's ROE. The order resulted in an increase in the base ROE that ATC is allowed to collect, retroactive to November 2013, and increased ATC's earnings during the second quarter of 2020. For further discussion of the FERC order, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC partially offset the negative quarter-over-quarter impact from the FERC order.

06/30/2021 Form 10-Q	46	WEC Energy Group, Inc.

Non-GAAP Financial Measures

The discussions below address the contribution of each of our segments to net income attributed to common shareholders. The discussions include financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margins (electric revenues less fuel and purchased power costs) and natural gas margins (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the second quarter of 2021 and 2020:

	Three Months Ended June 30
(in millions)	2021	2020
Wisconsin	$291.5	$277.6
Illinois	74.9	59.5
Other states	4.6	6.0

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2021 Form 10-Q	47	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the three months ended June 30, 2021 was $146.5 million, representing a $16.7 million, or 12.9%, increase over the prior year. The higher earnings were driven by an increase in electric margins due to higher retail sales volumes and an increase in late payment charges. The positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, also drove an increase in earnings. These positive impacts were partially offset by higher depreciation and amortization during the second quarter of 2021.

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Electric revenues	$1,092.0	$998.3	$93.7
Fuel and purchased power	346.1	282.4	(63.7)
Total electric margins	745.9	715.9	30.0

Natural gas revenues	215.5	207.9	7.6
Cost of natural gas sold	106.4	91.6	(14.8)
Total natural gas margins	109.1	116.3	(7.2)

Total electric and natural gas margins	855.0	832.2	22.8

Other operation and maintenance	346.1	349.4	3.3
Depreciation and amortization	179.8	167.6	(12.2)
Property and revenue taxes	37.6	37.6	—
Operating income	291.5	277.6	13.9

Other income, net	18.2	14.3	3.9
Interest expense	139.8	140.0	0.2
Income before income taxes	169.9	151.9	$18.0

Income tax expense	23.1	21.8	(1.3)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$146.5	$129.8	$16.7

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$156.1	$153.6	$(2.5)
Transmission (1)	127.6	129.0	1.4
Regulatory amortizations and other pass through expenses (2)	33.0	36.9	3.9
We Power (3)	29.4	29.9	0.5
Total other operation and maintenance	$346.1	$349.4	$3.3

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended June 30, 2021 and 2020, $124.8 million and $113.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the three months ended June 30, 2021 and 2020, $25.7 million and $25.5 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

06/30/2021 Form 10-Q	48	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	2,655.6	2,736.7	(81.1)
Small commercial and industrial (1)	3,084.8	2,793.1	291.7
Large commercial and industrial (1)	3,144.7	2,561.9	582.8
Other	29.7	36.2	(6.5)
Total retail (1)	8,914.8	8,127.9	786.9
Wholesale	707.1	725.3	(18.2)
Resale	1,344.7	1,425.5	(80.8)
Total sales in MWh (1)	10,966.6	10,278.7	687.9

(1)Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	142.9	177.4	(34.5)
Commercial and industrial	83.6	99.1	(15.5)
Total retail	226.5	276.5	(50.0)
Transportation	311.1	286.8	24.3
Total sales in therms	537.6	563.3	(25.7)

	Three Months Ended June 30
	Degree Days
Weather	2021	2020	B (W)
WE and WG (1)
Heating (928 Normal)	738	995	(25.8)%
Cooling (164 Normal)	303	223	35.9%

WPS (2)
Heating (964 Normal)	854	1,078	(20.8)%
Cooling (137 Normal)	242	185	30.8%

UMERC (3)
Heating (1,197 Normal)	1,093	1,325	(17.5)%
Cooling (80 Normal)	156	114	36.8%

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

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $30.0 million during the second quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the higher electric utility margins were:

•A $19.3 million increase in margins related to higher retail sales volumes, including the impact of weather. As measured by cooling degree days, the second quarter of 2021 was 35.9% and 30.8% warmer than the same quarter in 2020 in the Milwaukee area and Green Bay area, respectively. Commercial and industrial retail sales volumes also improved during the second quarter of

06/30/2021 Form 10-Q	49	WEC Energy Group, Inc.

2021, compared with the same quarter in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $6.2 million increase in margins from other revenues, primarily related to higher late payment charges driven by an increase in past due accounts receivable balances during the second quarter of 2021. Late payment charges were suspended by the PSCW for a period of time beginning March 24, 2020 as a result of the COVID-19 pandemic. See Note 22, Regulatory Environment, for more information.

•A $4.1 million net increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The positive impact of increased rates from the rate orders included a $2.4 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 22, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $7.2 million during the second quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the lower natural gas utility margins was a $9.1 million decrease related to lower retail sales volumes, primarily driven by warmer spring weather during the second quarter of 2021. As measured by heating degree days, the second quarter of 2021 was 25.8% and 20.8% warmer than the same quarter in 2020 in the Milwaukee area and Green Bay area, respectively. This decrease in margins was partially offset by a $2.2 million increase in margins from other revenues, primarily related to higher late payment charges in the second quarter of 2021, as discussed above.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $8.9 million during the second quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $12.2 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases.

•A $2.8 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

These increases in operating expenses were partially offset by:

•A $6.0 million decrease in benefit costs, primarily due to lower deferred compensation and pension costs, partially offset by higher medical costs.

•A $3.9 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the Wisconsin segment increased $3.9 million during the second quarter of 2021, compared with the same quarter in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $1.3 million during the second quarter of 2021, compared with the same quarter in 2020. The increase in income tax expense was due to an increase in pretax income, partially offset by a positive impact related to the 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting negative impact in operating income. See Note 11, Income Taxes, for more information.

06/30/2021 Form 10-Q	50	WEC Energy Group, Inc.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the three months ended June 30, 2021 was $43.6 million, representing an $11.5 million, or 35.8%, increase over the prior year. The increase was driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower pension expense during the second quarter of 2021 also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$275.5	$261.2	$14.3
Cost of natural gas sold	49.0	53.2	4.2
Total natural gas margins	226.5	208.0	18.5

Other operation and maintenance	90.8	93.2	2.4
Depreciation and amortization	54.0	48.6	(5.4)
Property and revenue taxes	6.8	6.7	(0.1)
Operating income	74.9	59.5	15.4

Other income, net	1.3	0.9	0.4
Interest expense	16.6	16.1	(0.5)
Income before income taxes	59.6	44.3	15.3

Income tax expense	16.0	12.2	(3.8)
Net income attributed to common shareholders	$43.6	$32.1	$11.5

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in the line items below	$68.7	$75.9	$7.2
Riders (1)	22.7	18.0	(4.7)
Regulatory amortizations (1)	(0.6)	(0.7)	(0.1)
Total other operation and maintenance	$90.8	$93.2	$2.4

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	117.7	140.5	(22.8)
Commercial and industrial	42.0	48.5	(6.5)
Total retail	159.7	189.0	(29.3)
Transportation	125.7	136.7	(11.0)
Total sales in therms	285.4	325.7	(40.3)

06/30/2021 Form 10-Q	51	WEC Energy Group, Inc.

	Three Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (718 Normal)	652	772	(15.5)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $4.7 million impact of the riders referenced in the table above, increased $13.8 million during the second quarter of 2021, compared with the same quarter in 2020. The increase in margins was primarily driven by:

•A $6.5 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

•A $4.2 million increase in late payment charges driven by an increase in past due accounts receivable balances and the suspension of late payment charges during 2020 due to a regulatory order from the ICC in response to the COVID-19 pandemic.

•A $3.1 million increase in fixed charges driven by the moratorium on disconnections during 2020 due to a regulatory order from the ICC in response to the COVID-19 pandemic.

See Note 22, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $1.6 million, net of the impact of the riders referenced in the table above, during the second quarter of 2021, compared with the same quarter in 2020. The significant factor impacting the decrease in operating expenses was a $9.5 million decrease in pension expense during the second quarter of 2021, compared with the same quarter in 2020.

This decrease in operating expenses was partially offset by:

•A $5.4 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $1.2 million increase in customer service expense, primarily driven by higher call volumes and metering costs.

Interest Expense

Interest expense at the Illinois segment increased $0.5 million during the second quarter of 2021, compared with the same quarter in 2020, primarily due to the long-term debt issuance of $200.0 million in November 2020.

Income Tax Expense

Income tax expense at the Illinois segment increased $3.8 million during the second quarter of 2021, compared with the same quarter in 2020, driven by an increase in pretax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the three months ended June 30, 2021 was $2.5 million, representing a $0.3 million, or 10.7%, decrease over the prior year. The decrease was primarily driven by increases in operating expenses, including operation and maintenance, depreciation and amortization, and property taxes.

06/30/2021 Form 10-Q	52	WEC Energy Group, Inc.

Since the majority of MGU and MERC customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$72.1	$66.7	$5.4
Cost of natural gas sold	32.4	27.8	(4.6)
Total natural gas margins	39.7	38.9	0.8

Other operation and maintenance	21.2	20.4	(0.8)
Depreciation and amortization	9.4	8.3	(1.1)
Property and revenue taxes	4.5	4.2	(0.3)
Operating income	4.6	6.0	(1.4)

Other income, net	0.2	0.3	(0.1)
Interest expense	1.5	2.5	1.0
Income before income taxes	3.3	3.8	(0.5)

Income tax expense	0.8	1.0	0.2
Net income attributed to common shareholders	$2.5	$2.8	$(0.3)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line item below	$16.5	$17.3	$0.8
Regulatory amortizations and other pass through expenses (1)	4.7	3.1	(1.6)
Total other operation and maintenance	$21.2	$20.4	$(0.8)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	43.5	53.4	(9.9)
Commercial and industrial	25.1	26.8	(1.7)
Total retail	68.6	80.2	(11.6)
Transportation	170.8	123.4	47.4
Total sales in therms	239.4	203.6	35.8

	Three Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
MERC
Heating (955 Normal)	911	1,041	(12.5)%

MGU
Heating (773 Normal)	810	933	(13.2)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

06/30/2021 Form 10-Q	53	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins increased $0.8 million during the second quarter of 2021, compared to the same quarter in 2020. This was driven by a $0.8 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements. There was also an increase of $0.7 million in revenues related to MERC's GUIC rider. The GUIC rider allows MERC to recover previously approved GUIC incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates. These increases were partially offset by lower sales due to warmer weather.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $2.2 million during the second quarter of 2021, compared to the same quarter in 2020. This increase was primarily driven by an increase of $1.1 million in depreciation and amortization related to continued capital investment, as well as an increase of $0.8 million in operation and maintenance expense related to MERC's CIP program, which had an offsetting increase in margins.

Interest Expense

Interest expense at the other states segment decreased $1.0 million during the second quarter of 2021, compared with the same quarter in 2020, primarily due to the deferral of interest expense related to capital investments made by MGU since its last rate case. See Note 22, Regulatory Environment, for more information.

Income Tax Expense

Income tax expense at the other states segment decreased $0.2 million during the second quarter of 2021, compared with the same quarter in 2020, driven by a decrease in pretax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$27.0	$33.5	$(6.5)

Net income attributed to common shareholders at our electric transmission segment decreased $6.5 million during the second quarter of 2021, compared with the same quarter in 2020, driven by an $11.6 million decrease in equity earnings from transmission affiliates, primarily due to the impact of the FERC order issued in May 2020 addressing complaints related to ATC's ROE. The order resulted in an increase in the base ROE that ATC is allowed to collect, retroactive to November 2013, and increased our earnings from ATC by $14.6 million during the second quarter of 2020. For further discussion of the FERC order, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC partially offset the negative quarter-over-quarter impact from the FERC order.

The decrease in equity earnings from transmission affiliates was partially offset by a $5.1 million decrease in income tax expense during the second quarter of 2021, compared with the same quarter in 2020, driven by $3.3 million of uncertain tax positions recorded in the second quarter of 2020, and a decrease in pretax earnings. Partially offsetting this decrease in income tax expense was a $1.2 million negative impact from changes in amortization of federal excess deferred income taxes.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$68.8	$64.8	$4.0

06/30/2021 Form 10-Q	54	WEC Energy Group, Inc.

Net income attributed to common shareholders at the non-utility energy infrastructure segment increased $4.0 million during the second quarter of 2021, compared with the same quarter in 2020, related to an $8.3 million increase in PTCs generated in the second quarter of 2021, driven by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively. Partially offsetting this increase was a $6.2 million increase in operating losses at the Coyote Ridge and Tatanka Ridge wind parks. The majority of earnings from our ownership interests in the wind parks come in the form of the wind PTCs discussed previously. In addition, there was a $2.8 million increase in interest expense primarily due to WEC Infrastructure Wind Holding I LLC's debt issuance in December 2020.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2021	2020	B (W)
Net loss attributed to common shareholders	$(12.4)	$(21.4)	$9.0

The net loss attributed to common shareholders at the corporate and other segment decreased $9.0 million during the second quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the lower net loss were:

•An $8.0 million decrease in interest expense, driven by the issuance of new debt in the second half of 2020 with lower interest rates than the debt retired during 2020. Also contributing to the decrease was lower interest rates on our short-term and variable-rate long-term debt.

•A $6.7 million increase in other income, net, driven by an $11.5 million increase in earnings from our equity method investment in a technology and energy-focused investment fund. Partially offsetting this increase in equity earnings was a $5.7 million decrease in the net gains from the investments held in the Integrys rabbi trust during the second quarter of 2021, compared with the same quarter in 2020. The investment gains from the rabbi trust offset increases in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $2.4 million increase in operating income at Wispark due to higher gains on the sale of land during the second quarter of 2021, compared with the same quarter in 2020.

These increases in earnings were partially offset by an $11.0 million increase in income tax expense during the second quarter of 2021, compared with the same quarter in 2020, driven by a lower pretax loss, a $3.0 million quarter-over-quarter increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, and a $0.9 million decrease in excess tax benefits recognized related to stock option exercises during the second quarter of 2021, compared to same quarter in 2020.

SIX MONTHS ENDED JUNE 30, 2021

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2021 with the six months ended June 30, 2020, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2021	2020	B (W)
Wisconsin	$402.8	$376.5	$26.3
Illinois	155.7	139.4	16.3
Other states	27.2	29.1	(1.9)
Electric transmission	55.0	58.5	(3.5)
Non-utility energy infrastructure	140.2	130.3	9.9
Corporate and other	5.2	(39.7)	44.9
Net income attributed to common shareholders	$786.1	$694.1	$92.0

Diluted Earnings Per Share	$2.49	$2.19	$0.30

06/30/2021 Form 10-Q	55	WEC Energy Group, Inc.

Earnings increased $92.0 million during the six months ended June 30, 2021, compared with the same period in 2020. The significant factors impacting the $92.0 million increase in earnings were:

•A $44.9 million increase in earnings from the corporate and other segment, driven by lower interest expense, higher earnings from our equity method investment in a technology and energy-focused investment fund, and net gains from investments held in the Integrys rabbi trust during the six months ended June 30, 2021, compared with net losses during the same period in 2020. An increase in certain income tax benefits also contributed to the increase in earnings.

•A $26.3 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric margins due to higher retail sales volumes, including the impact of weather. The positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, also drove an increase in earnings. Higher depreciation and amortization partially offset these positive impacts on earnings.

•A $16.3 million increase in net income attributed to common shareholders at the Illinois segment, driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower benefit costs and a gain on the sale of certain land parcels during the first half of 2021 also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization.

•A $9.9 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, due to an increase in PTCs generated in 2021, driven by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively.

Expected 2021 Annual Effective Tax Rate

We expect our 2021 annual effective tax rate to be between 13% and 14%, which includes an estimated 6% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the 2019 Wisconsin rate orders. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 19% and 20%.

Non-GAAP Financial Measures

The discussions below address the contribution of each of our segments to net income attributed to common shareholders. The discussions include financial information prepared in accordance with GAAP, as well as electric margins and natural gas margins, which are not measures of financial performance under GAAP. Electric margins (electric revenues less fuel and purchased power costs) and natural gas margins (natural gas revenues less cost of natural gas sold) are non-GAAP financial measures because they exclude other operation and maintenance expense, depreciation and amortization, and property and revenue taxes.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30
(in millions)	2021	2020
Wisconsin	$719.2	$704.4
Illinois	243.1	221.1
Other states	38.9	43.4

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2021 Form 10-Q	56	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the six months ended June 30, 2021, was $402.8 million, representing a $26.3 million, or 7.0%, increase over the prior year. The higher earnings were driven by an increase in electric margins due to higher retail sales volumes, including the impact of weather. The positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, effective January 1, 2020, also drove an increase in earnings. Higher depreciation and amortization partially offset these positive impacts on earnings.

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Electric revenues	$2,193.8	$2,036.5	$157.3
Fuel and purchased power	695.5	583.2	(112.3)
Total electric margins	1,498.3	1,453.3	45.0

Natural gas revenues	845.4	668.6	176.8
Cost of natural gas sold	504.3	328.1	(176.2)
Total natural gas margins	341.1	340.5	0.6

Total electric and natural gas margins	1,839.4	1,793.8	45.6

Other operation and maintenance	688.0	680.2	(7.8)
Depreciation and amortization	356.0	333.0	(23.0)
Property and revenue taxes	76.2	76.2	—
Operating income	719.2	704.4	14.8

Other income, net	35.3	28.8	6.5
Interest expense	279.9	283.1	3.2
Income before income taxes	474.6	450.1	24.5

Income tax expense	71.2	73.0	1.8
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$402.8	$376.5	$26.3

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$303.4	$291.9	$(11.5)
Transmission (1)	255.3	258.8	3.5
Regulatory amortizations and other pass through expenses (2)	70.5	69.3	(1.2)
We Power (3)	58.8	60.2	1.4
Total other operation and maintenance	$688.0	$680.2	$(7.8)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2021 and 2020, $255.4 million and $234.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the six months ended June 30, 2021 and 2020, $51.6 million and $60.6 million, respectively, of costs were billed to or incurred by WE related to the We

06/30/2021 Form 10-Q	57	WEC Energy Group, Inc.

Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	5,464.4	5,417.8	46.6
Small commercial and industrial (1)	6,171.9	5,890.0	281.9
Large commercial and industrial (1)	6,126.6	5,570.8	555.8
Other	73.6	78.7	(5.1)
Total retail (1)	17,836.5	16,957.3	879.2
Wholesale	1,437.4	1,467.8	(30.4)
Resale	3,282.2	3,421.9	(139.7)
Total sales in MWh (1)	22,556.1	21,847.0	709.1

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	658.4	669.8	(11.4)
Commercial and industrial	386.6	390.6	(4.0)
Total retail	1,045.0	1,060.4	(15.4)
Transportation	738.4	715.4	23.0
Total sales in therms	1,783.4	1,775.8	7.6

	Six Months Ended June 30
	Degree Days
Weather	2021	2020	B (W)
WE and WG (1)
Heating (4,209 Normal)	3,858	3,920	(1.6)%
Cooling (164 Normal)	303	223	35.9%

WPS (2)
Heating (4,623 Normal)	4,336	4,446	(2.5)%
Cooling (137 Normal)	242	185	30.8%

UMERC (3)
Heating (5,164 Normal)	4,883	4,998	(2.3)%
Cooling (80 Normal)	156	114	36.8%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2021 Form 10-Q	58	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $45.0 million during the six months ended June 30, 2021, compared with the same period in 2020. The significant factors impacting the higher electric utility margins were:

•A $41.0 million increase in margins related to higher retail sales volumes, including the impact of weather. As measured by cooling degree days, the six months ended June 30, 2021 were 35.9% and 30.8% warmer than the same period in 2020 in the Milwaukee area and Green Bay area, respectively. Commercial and industrial retail sales volumes also improved during the six months ended June 30, 2021, compared with the same period in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $5.8 million increase in margins from other revenues, primarily related to higher late payment charges driven by an increase in past due accounts receivable balances during the six months ended June 30, 2021. Late payment charges were suspended by the PSCW for a period of time beginning March 24, 2020 as a result of the COVID-19 pandemic. See Note 22, Regulatory Environment, for more information.

•A $2.5 million increase in margins driven by lower purchased capacity costs as a result of an expiration of a contract in 2020, as well as lower ash handling costs.

These increases in margins were partially offset by a $2.4 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The positive impact of increased rates from the rate orders was more than offset by a $15.4 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 22, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $0.6 million during the six months ended June 30, 2021, compared with the same period in 2020. The most significant factor impacting the higher natural gas utility margins was a $2.6 million increase from other revenues, primarily related to higher late payment charges during the six months ended June 30, 2021, as discussed above. This increase in margins was partially offset by a $1.5 million decrease related to lower retail sales volumes, including the impact of weather. As measured by heating degree days, the six months ended June 30, 2021 were 1.6% and 2.5% warmer than the same period in 2020 in the Milwaukee area and Green Bay area, respectively.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $30.8 million during the six months ended June 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in operating expenses were:

•A $23.0 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases.

•A $5.5 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

•A $3.4 million increase in property and liability insurance premiums.

These increases in operating expenses were partially offset by:

•A $3.5 million decrease in transmission expense as approved in the PSCW's 2019 rate orders, which were effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

•A $2.8 million decrease in benefit costs, primarily due to lower stock-based compensation and pension costs, partially offset by higher deferred compensation costs.

06/30/2021 Form 10-Q	59	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the Wisconsin segment increased $6.5 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $3.2 million during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to lower interest expense on finance lease liabilities and lower interest rates on short-term debt.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $1.8 million during the six months ended June 30, 2021, compared with the same period in 2020. The decrease was primarily due to an approximate $15 million positive impact related to the 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting negative impact in operating income. Partially offsetting this decrease in income tax expense was an increase in pretax income and a decrease in PTCs.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the six months ended June 30, 2021, was $155.7 million, representing a $16.3 million, or 11.7%, increase over the prior year. The increase was driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower benefit costs and a gain on the sale of certain land parcels during the first half of 2021 also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$978.9	$708.8	$270.1
Cost of natural gas sold	412.6	179.9	(232.7)
Total natural gas margins	566.3	528.9	37.4

Other operation and maintenance	200.1	197.3	(2.8)
Depreciation and amortization	106.7	96.1	(10.6)
Property and revenue taxes	16.4	14.4	(2.0)
Operating income	243.1	221.1	22.0

Other income, net	3.1	2.1	1.0
Interest expense	33.1	32.1	(1.0)
Income before income taxes	213.1	191.1	22.0

Income tax expense	57.4	51.7	(5.7)
Net income attributed to common shareholders	$155.7	$139.4	$16.3

06/30/2021 Form 10-Q	60	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in the line items below	$135.5	$144.6	$9.1
Riders (1)	65.8	54.1	(11.7)
Regulatory amortizations (1)	(1.2)	(1.4)	(0.2)
Total other operation and maintenance	$200.1	$197.3	$(2.8)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	529.6	520.9	8.7
Commercial and industrial	202.0	204.5	(2.5)
Total retail	731.6	725.4	6.2
Transport	456.5	465.9	(9.4)
Total sales in therms	1,188.1	1,191.3	(3.2)

	Six Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (3,855 Normal)	3,655	3,565	2.5%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $11.7 million impact of the riders referenced in the table above, increased $25.7 million during the six months ended June 30, 2021, compared with the same period in 2020. The increase in margins was primarily driven by:

•A $13.0 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

•A $6.3 million increase in late payment charges driven by an increase in past due accounts receivable balances and the suspension of late payment charges during 2020 due to a regulatory order from the ICC in response to the COVID-19 pandemic.

•A $4.8 million increase in fixed charges driven by the moratorium on disconnections during 2020 due to a regulatory order from the ICC in response to the COVID-19 pandemic.

•A $2.2 million increase in the invested capital tax adjustment rider, which did not impact net income as it was offset in property and revenue taxes.

06/30/2021 Form 10-Q	61	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $3.7 million, net of the impact of the riders referenced in the table above, during the six months ended June 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in operating expenses were:

•A $10.6 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $3.0 million increase in natural gas distribution maintenance costs, driven by the colder than normal weather during February 2021.

•A $2.0 million increase in customer service expense, primarily driven by higher call volumes and metering costs.

•A $2.0 million increase in property and revenue taxes driven by a $2.2 million increase in the invested capital tax related to higher plant placed in service during the six months ended June 30, 2021, compared with the same period in 2020. This increase was offset in natural gas utility margins.

These increases in operating expenses were partially offset by:

•An $8.8 million decrease in benefit costs, primarily due to lower pension and stock-based compensation costs.

•A $4.4 million gain on the sale of certain land parcels.

Interest Expense

Interest expense at the Illinois segment increased $1.0 million during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to the long-term debt issuance of $200.0 million in November 2020.

Income Tax Expense

Income tax expense at the Illinois segment increased $5.7 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by an increase in pretax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the six months ended June 30, 2021 was $27.2 million, representing a $1.9 million, or 6.5%, decrease over the prior year. The decrease was driven by increases in operating expenses, including operation and maintenance, depreciation and amortization, and property taxes.

06/30/2021 Form 10-Q	62	WEC Energy Group, Inc.

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$305.4	$213.1	$92.3
Cost of natural gas sold	194.1	103.0	(91.1)
Total natural gas margins	111.3	110.1	1.2

Other operation and maintenance	44.4	42.1	(2.3)
Depreciation and amortization	18.6	16.1	(2.5)
Property and revenue taxes	9.4	8.5	(0.9)
Operating income	38.9	43.4	(4.5)

Other income, net	0.5	0.3	0.2
Interest expense	3.0	4.7	1.7
Income before income taxes	36.4	39.0	(2.6)

Income tax expense	9.2	9.9	0.7
Net income attributed to common shareholders	$27.2	$29.1	$(1.9)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line item below	$32.6	$33.5	$0.9
Regulatory amortizations and other pass through expenses (1)	11.8	8.6	(3.2)
Total other operation and maintenance	$44.4	$42.1	$(2.3)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	192.5	195.4	(2.9)
Commercial and industrial	110.8	117.1	(6.3)
Total retail	303.3	312.5	(9.2)
Transportation	405.0	382.6	22.4
Total sales in therms	708.3	695.1	13.2

	Six Months Ended June 30
	Degree Days
Weather (1)	2021	2020	B (W)
MERC
Heating (4,881 Normal)	4,696	4,786	(1.9)%

MGU
Heating (3,940 Normal)	3,824	3,766	1.5%

06/30/2021 Form 10-Q	63	WEC Energy Group, Inc.

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $1.2 million during the six months ended June 30, 2021, compared with the same period in 2020. This was driven by a $1.8 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense, as well as a $1.4 million increase in revenues related to MERC's GUIC rider. These increases were partially offset by lower weather normalized sales volumes and lower late payment charges.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $5.7 million during the six months ended June 30, 2021, compared with the same period in 2020. This increase was driven, in part, by an increase of $2.5 million in depreciation and amortization related to continued capital investment, as well as an increase of $2.3 million in operation and maintenance expense primarily related to MERC's CIP program, which had an offsetting increase in margins. Customer service expense and bad debt expense also increased during the first six months of 2021, compared with the same period in 2020. These increases were partially offset by a decrease in operating expenses due to effective cost control.

Interest Expense

Interest expense at the other states segment decreased $1.7 million during the six months ended June 30, 2021, compared with the same period in 2020, primarily due to the deferral of interest expense related to capital investments made by MGU since its last rate case. See Note 22, Regulatory Environment, for more information. The decrease was partially offset by MERC and MGU's long-term debt issuances in April 2020 of $50.0 million and $60.0 million, respectively. This increase in debt balances was primarily related to continued capital investments.

Income Tax Expense

Income tax expense at the other states segment decreased $0.7 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by an decrease in pretax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$55.0	$58.5	$(3.5)

Net income attributed to common shareholders at our electric transmission segment decreased $3.5 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by an $8.8 million decrease in equity earnings from transmission affiliates, primarily due to the impact of the FERC order issued in May 2020 addressing complaints related to ATC's ROE. The order resulted in an increase in the base ROE that ATC is allowed to collect, retroactive to November 2013, and increased our earnings from ATC by $14.6 million during the second quarter of 2020. Continued capital investment by ATC partially offset the negative period-over-period impact from the FERC order.

The decrease in equity earnings from transmission affiliates was partially offset by a $5.2 million decrease in income tax expense during the six months ended June 30, 2021, compared with the same period in 2020, driven by $3.3 million of uncertain tax positions recorded in the second quarter of 2020, and a decrease in pretax earnings.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$140.2	$130.3	$9.9

06/30/2021 Form 10-Q	64	WEC Energy Group, Inc.

Net income attributed to common shareholders at the non-utility energy infrastructure segment increased $9.9 million during the six months ended June 30, 2021, compared with the same period in 2020, related to a $17.9 million increase in PTCs generated in 2021, driven by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively. Partially offsetting this increase was a $12.7 million increase in operating losses at the Coyote Ridge, Tatanka Ridge, and Upstream wind parks. The majority of earnings from our ownership interests in the wind parks come in the form of the wind PTCs discussed previously. In addition, there was a $5.5 million increase in interest expense primarily due to WEC Infrastructure Wind Holding I LLC's debt issuance in December 2020.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2021	2020	B (W)
Net income (loss) attributed to common shareholders	$5.2	$(39.7)	$44.9

The corporate and other segment had $5.2 million of net income attributed to common shareholders during the six months ended June 30, 2021, compared with a $39.7 million net loss attributed to common shareholders during the same period in 2020. The significant factors impacting the $44.9 million increase in earnings were:

•A $30.4 million increase in other income, net, driven by a $16.3 million increase in earnings from our equity method investment in a technology and energy-focused investment fund. Also contributing to the increase were $10.6 million of net gains from the investments held in the Integrys rabbi trust during the six months ended June 30, 2021, compared with $1.6 million of net losses during the same period in 2020.

•An $18.9 million decrease in interest expense, driven by the issuance of new debt in the second half of 2020 with lower interest rates than the debt retired during 2020. Also contributing to the decrease was lower interest rates on our short-term and variable-rate long-term debt.

•A $3.4 million increase in operating income at Wispark due to higher gains on the sale of land during the six months ended June 30, 2021, compared with the same period in 2020.

These increases in earnings were partially offset by an $8.8 million decrease in income tax benefits during the six months ended June 30, 2021, compared with the same period in 2020, driven by net income for the six months ended June 30, 2021, compared to a net loss for the same period in 2020 and a $5.5 million decrease in excess tax benefits recognized related to stock option exercises. These decreases in income tax benefits were offset by a $6.6 million decrease in uncertain tax positions and a $6.3 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, during the six months ended June 30, 2021, compared with the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$1,226.2	$1,379.6	$(153.4)
Investing activities	(1,074.6)	(1,006.2)	(68.4)
Financing activities	(124.5)	(393.3)	268.8

06/30/2021 Form 10-Q	65	WEC Energy Group, Inc.

Operating Activities

Net cash provided by operating activities decreased $153.4 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by:

•A $221.5 million increase in payments for natural gas during the six months ended June 30, 2021, compared with the same period in 2020. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. We expect to recover the majority of the increased gas costs by the end of 2021 through our existing recovery mechanisms. This increase in natural gas costs also drove higher payments for fuel used at our plants. See Note 22, Regulatory Environment, for more information on the recovery of these natural gas costs.

•A $38.2 million decrease in cash related to $28.2 million of income taxes paid during the six months ended June 30, 2021, compared with $10.0 million of income taxes refunded during the same period in 2020. This decrease in cash was primarily related to an increase in taxable income.

•A $16.1 million decrease in cash from higher payments for operating and maintenance expenses. During the six months ended June 30, 2021, our payments were higher for transmission, customer service expense, and natural gas distribution and maintenance costs, compared with the same period in 2020.

These decreases in net cash provided by operating activities were partially offset by:

•A $113.2 million increase in cash due to lower collateral requirements, driven by an increase in the fair value of our natural gas derivative assets during the six months ended June 30, 2021, compared with the same period in 2020.

•A $12.5 million increase in cash due to lower cash paid for interest during the six months ended June 30, 2021, compared with the same period in 2020, driven by the issuance of new debt with lower interest rates than the debt retired as well as lower interest rates on our short-term and variable-rate long-term debt.

Investing Activities

Net cash used in investing activities increased $68.4 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by the acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.7 million. See Note 2, Acquisitions, for more information.

This increase in net cash used in investing activities was partially offset by:

•A $27.1 million decrease in cash paid for capital expenditures during the six months ended June 30, 2021, compared with the same period in 2020, which is discussed in more detail below.

•An $18.7 million increase in proceeds from the sale of assets during the six months ended June 30, 2021, compared with the same period in 2020.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2021	2020	Change in 2021 Over 2020
Wisconsin	$632.5	$633.7	$(1.2)
Illinois	251.1	325.9	(74.8)
Other states	36.0	65.0	(29.0)
Non-utility energy infrastructure	84.8	5.2	79.6
Corporate and other	5.7	7.4	(1.7)
Total capital expenditures	$1,010.1	$1,037.2	$(27.1)

06/30/2021 Form 10-Q	66	WEC Energy Group, Inc.

The decrease in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2021, compared with the same period in 2020, was primarily driven by lower capital expenditures related to Badger Hollow I, upgrades to WE's electric distribution system, an information technology project created to improve the billing, call center, and credit collection functions, upgrades to WG's gas distribution system, and upgrades of WPS's automated meter reading devices during the six months ended June 30, 2021. These decreases in cash paid for capital expenditures were substantially offset by an increase in cash paid for capital expenditures during the six months ended June 30, 2021, related to upgrades to WE's natural gas distribution system.

The decrease in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2021, compared with the same period in 2020, was driven by lower capital expenditures related to facilities projects and upgrades to the natural gas distribution system during the six months ended June 30, 2021.

The decrease in cash paid for capital expenditures at the other states segment during the six months ended June 30, 2021, compared with the same period in 2020, was primarily driven by a decrease in installations of automated meter reading devices during the six months ended June 30, 2021.

The increase in cash paid for capital expenditures at the non-utility energy infrastructure segment during the six months ended June 30, 2021, compared with the same period in 2020, was primarily driven by the construction of Jayhawk. See Note 2, Acquisitions, for more information about Jayhawk.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $268.8 million during the six months ended June 30, 2021, compared with the same period in 2020, driven by:

•A $908.8 million increase in cash due to higher issuances of long-term debt during the six months ended June 30, 2021, compared with the same period in 2020.

•A $77.0 million increase in cash due to lower repayments of long-term debt during the six months ended June 30, 2021, compared with the same period in 2020.

•A $39.0 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during the six months ended June 30, 2021, compared with the same period in 2020, to satisfy requirements of our stock-based compensation plans.

•The acquisition of an additional 10% ownership interest in Upstream in April 2020 for $31.0 million. See Note 2, Acquisitions, for more information.

These increases in cash were partially offset by:

•A $680.0 million decrease in cash due to a $340.0 million repayment of a 364-day term loan during the six months ended June 30, 2021, compared with its issuance during the same period in 2020, to enhance our liquidity position in response to the COVID-19 pandemic.

•A $53.1 million decrease in cash due to $12.4 million of net repayments of commercial paper during the six months ended June 30, 2021, compared with $40.7 million of net borrowings of commercial paper during the same period in 2020.

•A $28.5 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2021, compared with the same period in 2020. In January 2021, our Board of Directors increased our quarterly dividend by $0.045 per share (7.1%) effective with the March 2021 dividend payment.

•A $16.3 million decrease in cash from stock options exercised during the six months ended June 30, 2021, compared with the same period in 2020.

06/30/2021 Form 10-Q	67	WEC Energy Group, Inc.

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

The following table shows our capitalization structure as of June 30, 2021, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,830.9	$11,080.9
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	13,189.3	12,939.3
Short-term debt	1,424.5	1,424.5
Total capitalization	$25,475.1	$25,475.1

Total debt	$14,613.8	$14,363.8

Ratio of debt to total capitalization	57.4%	56.4%

Included in long-term debt on our balance sheet as of June 30, 2021, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

06/30/2021 Form 10-Q	68	WEC Energy Group, Inc.

Working Capital

As of June 30, 2021, our current liabilities exceeded our current assets by $1.1 billion. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

If we are unable to successfully take actions to manage any additional impacts from the COVID-19 pandemic, the credit rating agencies could place our or our subsidiaries’ credit ratings on negative outlook or downgrade our or our subsidiaries' credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us and our subsidiaries to issue future debt securities and certain other types of financing and could increase borrowing costs under our and our subsidiaries’ credit facilities.

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

(in millions)	2021	2022	2023
Wisconsin	$1,763.4	$1,844.6	$2,070.2
Illinois	573.9	581.8	660.9
Other states	98.4	106.8	92.5
Non-utility energy infrastructure	359.0	897.9	397.1
Corporate and other	17.1	10.1	3.7
Total	$2,811.8	$3,441.2	$3,224.4

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

06/30/2021 Form 10-Q	69	WEC Energy Group, Inc.

We are committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We have received approval to invest in 200 MW of utility-scale solar within our Wisconsin segment. WPS has partnered with an unaffiliated utility to construct a solar project, Badger Hollow I, that will be located in Iowa County, Wisconsin. Once constructed, WPS will own 100 MW of this project. WPS's share of the cost of this project is estimated to be approximately $130 million. Commercial operation of Badger Hollow I is expected in the fourth quarter of 2021. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be approximately $130 million. Commercial operation of Badger Hollow II is targeted for December 2022.

•In February 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $385 million, with construction expected to begin in 2022 and completed by the end of 2023.

•In February 2021, WE and WPS filed an application with the PSCW for approval to accelerate capital investments in two wind parks. If approved, the investment is expected to be approximately $154 million to repower major components of Blue Sky Green Field Wind Park and Crane Creek Wind Park, which are expected to be completed by the end of 2022.

•In March 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $400 million, with construction expected to begin in late 2021 and completed by the end of 2023.

•In March 2021, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. If approved, WPS's share of the cost of this project is estimated to be approximately $140 million, with construction expected to begin in early 2022 and completed by the end of 2022.

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, WE and WPS will collectively own 270 MW of solar generation and 149 MW of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $585 million, with construction expected to begin in late 2022 and completed by the second quarter of 2024.

•In April 2021, WE and WPS filed an application with the PSCW for approval to construct 128 MWs of natural gas-fired generation at WPS's existing Weston Power Plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. If approved, we estimate the cost of this project to be approximately $170 million, with construction expected to begin in 2022 and completed in 2023.

WE is constructing approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, which was approved by the PSCW in June 2020, has been designated as the Lakeshore Lateral Project. The cost of the project is estimated to be between $174 and $180 million. Construction for the project began in December 2020, and the project is expected to be completed by the end of 2021.

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

06/30/2021 Form 10-Q	70	WEC Energy Group, Inc.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2023 is between $280 million and $300 million.

The non-utility energy infrastructure line item in the table above includes WECI's planned investments in Thunderhead, Jayhawk, and Sapphire Sky. See Note 2, Acquisitions, for more information on these wind projects.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the six months ended June 30, 2021.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2020 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Shelter-in-place and other orders limiting the capacity of various businesses that were in effect for our service territories have now expired. Similar orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territories in 2020 and continues to impact our results in 2021.

Liquidity and Financial Markets

Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal

06/30/2021 Form 10-Q	71	WEC Energy Group, Inc.

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of our accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by regulatory mechanisms and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we have experienced has resulted in higher working capital requirements. However, with normal collection practices underway in our Wisconsin and Illinois service territories, our working capital position improved in the second quarter of 2021 from where we were at the end of the first quarter of 2021, and we expect working capital to continue to improve throughout the remainder of the year as normal collection activities resume in all of our service territories.

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

Loss of Business

We saw a decrease in the consumption of electricity and natural gas by some of our commercial and industrial customers as a result of the COVID-19 pandemic. Although many of these customers have started to recover, the extent to which this decreased consumption continues to impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to resume and continue normal operations.

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

The timing of Badger Hollow I was impacted by the COVID-19 pandemic. The parties agreed to delay the expected commercial operation date from December 2020 so that initial staffing increases could be minimized in light of state mandated COVID-19 orders. We now expect Badger Hollow I to be placed into commercial operation during the fourth quarter of 2021. We are not currently aware of any other major delays or changes related to our capital plan as a result of the COVID-19 pandemic, although we are continuing to monitor potential impacts on an ongoing basis.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are following CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

06/30/2021 Form 10-Q	72	WEC Energy Group, Inc.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations.

We continue to provide educational information to employees to encourage them to obtain the COVID-19 vaccine. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors such as any updated CDC guidelines, the delta variant, any increases in COVID-19 cases in our service territories, and the overall level of risk to our employees and customers.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

Regulatory Environment

Our utilities took actions to ensure that essential utility services were available to customers in their service territories during the COVID-19 pandemic. In addition, the PSCW, the ICC, the MPUC, and the MPSC all issued written orders regarding certain measures required in their respective jurisdictions. See Note 22, Regulatory Environment, for more information on these orders and the potential recovery of expenditures incurred as a result of the measures taken.

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

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of June 30, 2021, we had not received any significant disallowances of the costs incurred for this project. WPS and MERC received approval to recover these costs in their most recent rate orders; however, the costs incurred for this project in our other regulatory jurisdictions are still subject to approval by the applicable regulators.

•In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2021, PGL filed its 2020 reconciliation with the ICC, which, along with the 2019, 2018, 2017, and 2016 reconciliations, are still pending. As of June 30, 2021, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 22, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

06/30/2021 Form 10-Q	73	WEC Energy Group, Inc.

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

First Return on Equity Complaint

In November 2013, a group of MISO industrial customer organizations filed a complaint with the FERC requesting to reduce the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. In September 2016, the FERC issued an order requiring MISO transmission owners to collect a reduced base ROE of 10.32%. This order also allowed the continued collection of any previously authorized ROE incentive adders. For MISO transmission owners, a 0.5% incentive adder was approved by the FERC in January 2015. The FERC then issued the November 2019 Order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. The November 2019 Order further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88%, effective as of September 28, 2016 and prospectively. The November 2019 Order also continued to allow the collection of previously authorized ROE incentive adders, but ATC's ROE incentive adder of 0.5% only applies to revenues collected after January 6, 2015. In response to the rehearing requests filed related to the November 2019 Order, the FERC issued another order in May 2020. This May 2020 Order increased the base ROE for all MISO transmission owners, including ATC, from the 9.88% authorized in the November 2019 Order to 10.02%, effective as of September 28, 2016 and prospectively. The May 2020 Order also allowed the continued collection of previously authorized ROE incentive adders. However, ATC's 0.5% ROE incentive adder may be eliminated going forward, as discussed above.

ATC is required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through November 19, 2020. As a result, ATC is expected to continue providing WE and WPS with net refunds related to the transmission costs they paid during the two refund periods through the end of February 2022. These refunds are being applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

06/30/2021 Form 10-Q	74	WEC Energy Group, Inc.

Second Return on Equity Complaint

In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to February 12, 2015. The FERC also addressed this second complaint in the November 2019 Order. Similar to the first complaint, the November 2019 Order stated that the base ROE of 9.88% and the collection of previously authorized ROE incentive adders, such as ATC's 0.5% adder, were reasonable for the period covered by the second complaint, February 12, 2015 through May 10, 2016. However, in the November 2019 Order, the FERC relied on certain provisions of the Federal Power Act to dismiss the second complaint and to determine that refunds were not allowed for this period. In its May 2020 Order, the FERC stated the new base ROE of 10.02% and the collection of previously authorized ROE incentive adders were reasonable for the period covered by the second complaint. However, the FERC relied on the same provisions of the Federal Power Act to again dismiss the complaint and determine that refunds were not allowed for this period. The FERC also denied the requests to rehear both the dismissal of the second complaint and the determination that no refunds are allowed for the second complaint period.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2021 Form 10-Q	75	WEC Energy Group, Inc.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak and the Illinois state agencies, to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an Agreed Interim Order with the State of Illinois in October 2017 and a First Amended Agreed Interim Order in September 2019 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively, including the submittal of a GMZ application to the IEPA. A supplemental filing was sent to the IEPA in December 2019. In September 2020, the IEPA sent PGL a letter conditionally approving the GMZ application.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

06/30/2021 Form 10-Q	76	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified below by two asterisks (**) following the description of the exhibit.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 19 of WE, effective as of June 8, 2021, under the Indenture for Debt Securities, dated as of December 1, 1995, between WE and U.S. Bank National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed June 15, 2021.)

10	Material Contracts

	10.1*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's Form 8-K filed May 11, 2021.)**

	10.2	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan.**

	10.3	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan.**

	10.4	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (1 Year Vesting).**

	10.5	Director Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan.**

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2021 Form 10-Q	77	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 5, 2021	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2021 Form 10-Q	78	WEC Energy Group, Inc.