Form 10-Q
period 2021-09-30
WEC ENERGY GROUP, INC.
filed 2021-11-04
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2021):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2021

09/30/2021 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WECI Wind Holding I	WEC Infrastructure Wind Holding I LLC
WG	Wisconsin Gas LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
CSAPR	Cross-State Air Pollution Rule

09/30/2021 Form 10-Q	ii	WEC Energy Group, Inc.

ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
VN	Violation Notice

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
2013 Junior Notes	Integrys Holding, Inc.'s 6.00% Junior Notes due August 1, 2073
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
CDC	Centers for Disease Control and Prevention
CIP	Conservation Improvement Program
COVID-19	Coronavirus Disease – 2019
Crane Creek	Crane Creek Wind Park
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
GUIC	Gas Utility Infrastructure Cost
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
ROE	Return on Equity
Sapphire Sky	Sapphire Sky Wind Energy LLC
SMP	Natural Gas System Modernization Program
SPC	COVID-19 Special Purpose Charge
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC

09/30/2021 Form 10-Q	iii	WEC Energy Group, Inc.

TPTFA	Third-Party Transaction Fee Adjustment
Two Creeks	Two Creeks Solar Park
WHO	World Health Organization

09/30/2021 Form 10-Q	iv	WEC Energy Group, Inc.

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

•Supply chain disruptions, including any that may occur as a result of the DOC's impending decision on whether to impose new tariffs on solar panels and cells imported from several Southeastern Asian countries;

•Factors affecting the implementation of our CO2 emission and/or methane emission reduction goals, and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, and the feasibility of competing generation projects;

09/30/2021 Form 10-Q	1	WEC Energy Group, Inc.

•The financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases;

•The risks associated with inflation and changing commodity prices, including natural gas and electricity;

•The availability and cost of sources of natural gas and other fossil fuels, purchased power, materials needed to operate environmental controls at our electric generating facilities, or water supply due to high demand, shortages, transportation problems, nonperformance by electric energy or natural gas suppliers under existing power purchase or natural gas supply contracts, or other developments;

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

09/30/2021 Form 10-Q	2	WEC Energy Group, Inc.

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

09/30/2021 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2021	2020	2021	2020
Operating revenues	$1,746.5	$1,651.0	$6,114.1	$5,308.3

Operating expenses
Cost of sales	560.7	482.8	2,352.2	1,662.0
Other operation and maintenance	473.7	498.7	1,417.4	1,427.5
Depreciation and amortization	271.6	245.0	799.2	726.6
Property and revenue taxes	50.5	54.3	157.2	156.6
Total operating expenses	1,356.5	1,280.8	4,726.0	3,972.7

Operating income	390.0	370.2	1,388.1	1,335.6

Equity in earnings of transmission affiliates	42.3	40.1	126.2	132.8
Other income, net	25.2	25.7	97.7	59.9
Interest expense	118.0	122.0	357.5	375.8
Other expense	(50.5)	(56.2)	(133.6)	(183.1)

Income before income taxes	339.5	314.0	1,254.5	1,152.5
Income tax expense	50.8	46.9	179.8	190.7
Net income	288.7	267.1	1,074.7	961.8

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net loss attributed to noncontrolling interests	1.6	—	2.3	—
Net income attributed to common shareholders	$290.0	$266.8	$1,076.1	$960.9

Earnings per share
Basic	$0.92	$0.85	$3.41	$3.05
Diluted	$0.92	$0.84	$3.40	$3.04

Weighted average common shares outstanding
Basic	315.4	315.4	315.4	315.4
Diluted	316.3	316.5	316.3	316.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2021	2020	2021	2020
Net income	$288.7	$267.1	$1,074.7	$961.8

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative loss, net of tax benefit of $— , $—, $—, and $(1.6), respectively	—	—	—	(4.2)
Reclassification of realized net derivative loss to net income, net of tax expense of $0.5 , $0.4, $1.2, and $0.6, respectively	0.9	0.9	2.9	1.4
Cash flow hedges, net	0.9	0.9	2.9	(2.8)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	—	0.3	0.5

Other comprehensive income (loss), net of tax	1.0	0.9	3.2	(2.3)

Comprehensive income	289.7	268.0	1,077.9	959.5

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive loss attributed to noncontrolling interests	1.6	—	2.3	—
Comprehensive income attributed to common shareholders	$291.0	$267.7	$1,079.3	$958.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$26.0	$24.8
Accounts receivable and unbilled revenues, net of reserves of $199.7 and $220.1, respectively	1,103.8	1,202.8
Materials, supplies, and inventories	645.7	528.6
Prepayments	195.7	263.4
Amounts recoverable from customers	139.4	20.0
Derivative assets	247.1	17.0
Other	51.2	26.4
Current assets	2,408.9	2,083.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,799.3 and $9,364.7, respectively	26,622.7	25,707.4
Regulatory assets (September 30, 2021 includes $102.9 related to WEPCo Environmental Trust)	3,488.7	3,524.1
Equity investment in transmission affiliates	1,791.3	1,764.3
Goodwill	3,052.8	3,052.8
Other	1,036.5	896.5
Long-term assets	35,992.0	34,945.1
Total assets	$38,400.9	$37,028.1

Liabilities and Equity
Current liabilities
Short-term debt	$1,508.9	$1,776.9
Current portion of long-term debt (September 30, 2021 includes $8.5 related to WEPCo Environmental Trust)	496.7	785.8
Accounts payable	872.8	880.7
Other	814.2	704.7
Current liabilities	3,692.6	4,148.1

Long-term liabilities
Long-term debt (September 30, 2021 includes $107.0 related to WEPCo Environmental Trust)	12,678.1	11,728.1
Deferred income taxes	4,295.8	4,059.8
Deferred revenue, net	394.9	412.2
Regulatory liabilities	4,131.2	3,928.1
Environmental remediation liabilities	510.3	532.9
Pension and OPEB obligations	307.8	327.0
Other	1,283.6	1,229.4
Long-term liabilities	23,601.7	22,217.5

Commitments and contingencies (Note 20)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,144.4	4,143.7
Retained earnings	6,764.5	6,329.6
Accumulated other comprehensive loss	(3.6)	(6.8)
Common shareholders' equity	10,908.5	10,469.7

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	167.7	162.4
Total liabilities and equity	$38,400.9	$37,028.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2021	2020
Operating activities
Net income	$1,074.7	$961.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	799.2	726.6
Deferred income taxes and ITCs, net	158.0	152.5
Contributions and payments related to pension and OPEB plans	(11.3)	(10.1)
Equity income in transmission affiliates, net of distributions	(27.0)	(20.3)
Change in –
Accounts receivable and unbilled revenues, net	162.4	262.3
Materials, supplies, and inventories	(117.1)	(23.6)
Prepayments	67.7	92.3
Amounts recoverable from customers	(119.4)	(1.3)
Other current assets	13.8	38.5
Accounts payable	(15.1)	(178.9)
Other current liabilities	107.5	(23.3)
Other, net	(86.7)	(26.8)
Net cash provided by operating activities	2,006.7	1,949.7

Investing activities
Capital expenditures	(1,627.9)	(1,618.7)
Acquisition of Jayhawk	(119.8)	—
Capital contributions to transmission affiliates	—	(15.2)
Proceeds from the sale of assets	21.6	9.8
Proceeds from the sale of investments held in rabbi trust	12.7	17.1
Insurance proceeds received for property damage	—	22.2
Other, net	24.7	21.7
Net cash used in investing activities	(1,688.7)	(1,563.1)

Financing activities
Exercise of stock options	6.5	23.3
Purchase of common stock	(15.7)	(56.7)
Dividends paid on common stock	(641.2)	(598.5)
Issuance of long-term debt	1,018.8	810.0
Retirement of long-term debt	(356.2)	(482.6)
Issuance of short-term loan	0.5	340.0
Repayment of short-term loan	(340.0)	—
Change in other short-term debt	71.5	(399.8)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	(31.0)
Other, net	(25.6)	(12.4)
Net cash used in financing activities	(281.4)	(407.7)

Net change in cash, cash equivalents, and restricted cash	36.6	(21.1)
Cash, cash equivalents, and restricted cash at beginning of period	72.6	82.3
Cash, cash equivalents, and restricted cash at end of period	$109.2	$61.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	510.1	—	510.1	—	—	510.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	1.2	—	—	1.2	—	—	1.2
Purchase of common stock	—	(6.6)	—	—	(6.6)	—	—	(6.6)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	6.2	6.2
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2021	$3.2	$4,143.6	$6,626.0	$(5.7)	$10,767.1	$30.4	$170.1	$10,967.6
Net income attributed to common shareholders	—	—	276.0	—	276.0	—	—	276.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.8)	—	(213.8)	—	—	(213.8)
Exercise of stock options	—	2.8	—	—	2.8	—	—	2.8
Purchase of common stock	—	(4.7)	—	—	(4.7)	—	—	(4.7)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.4	—	—	2.4	—	—	2.4
Balance at June 30, 2021	$3.2	$4,144.1	$6,688.2	$(4.6)	$10,830.9	$30.4	$169.1	$11,030.4
Net income attributed to common shareholders	—	—	290.0	—	290.0	—	—	290.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Other comprehensive income	—	—	—	1.0	1.0	—	—	1.0
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	2.5	—	—	2.5	—	—	2.5
Purchase of common stock	—	(4.4)	—	—	(4.4)	—	—	(4.4)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.2	2.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.0)	(2.0)
Stock-based compensation and other	—	2.2	—	—	2.2	—	—	2.2
Balance at September 30, 2021	$3.2	$4,144.4	$6,764.5	$(3.6)	$10,908.5	$30.4	$167.7	$11,106.6

09/30/2021 Form 10-Q	8	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	452.5	—	452.5	—	—	452.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(3.0)	(3.0)	—	—	(3.0)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	16.0	—	—	16.0	—	—	16.0
Purchase of common stock	—	(40.4)	—	—	(40.4)	—	—	(40.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	5.1	—	—	5.1	—	—	5.1
Balance at March 31, 2020	$3.2	$4,167.3	$6,180.7	$(7.1)	$10,344.1	$30.4	$110.1	$10,484.6
Net income attributed to common shareholders	—	—	241.6	—	241.6	—	—	241.6
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.2	0.2
Other comprehensive loss	—	—	—	(0.2)	(0.2)	—	—	(0.2)
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	4.3	—	—	4.3	—	—	4.3
Purchase of common stock	—	(9.9)	—	—	(9.9)	—	—	(9.9)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	—	—	—	—	(31.0)	(31.0)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Stock-based compensation and other	—	3.3	—	—	3.3	—	—	3.3
Balance at June 30, 2020	$3.2	$4,165.0	$6,222.8	$(7.3)	$10,383.7	$30.4	$78.6	$10,492.7
Net income attributed to common shareholders	—	—	266.8	—	266.8	—	—	266.8
Other comprehensive income	—	—	—	0.9	0.9	—	—	0.9
Common stock dividends of $0.6325 per share	—	—	(199.5)	—	(199.5)	—	—	(199.5)
Exercise of stock options	—	3.0	—	—	3.0	—	—	3.0
Purchase of common stock	—	(6.4)	—	—	(6.4)	—	—	(6.4)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Stock-based compensation and other	—	2.2	—	—	2.2	—	—	2.2
Balance at September 30, 2020	$3.2	$4,163.8	$6,290.1	$(6.4)	$10,450.7	$30.4	$78.0	$10,559.1
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2021 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2021

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2020. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of expected results for 2021 due to seasonal variations and other factors, including any continuing financial impacts from the COVID-19 pandemic.

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

Acquisition of a Wind Energy Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility under construction in Bourbon and Crawford counties, Kansas, for $119.8 million, which included transaction costs, and was allocated primarily to property, plant, and equipment. As of September 30, 2021, WECI incurred an additional $88.3 million of capital expenditures for the project for a total investment of $208.1 million. Upon completion, we expect WECI's total investment to be

09/30/2021 Form 10-Q	10	WEC Energy Group, Inc.

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

Acquisition of Wind Generation Facilities in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement for all of the energy to be produced by the facility for 12 years. WECI's investment in Thunderhead is expected to qualify for PTCs. The transaction was approved by FERC in April 2020, and commercial operation was initially expected to begin by the end of 2020. However, due to a delay in construction of the required substation, Thunderhead is now expected to begin commercial operation during the first half of 2022. The transaction is expected to close upon commercial operation. Thunderhead will be included in the non-utility energy infrastructure segment.

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

09/30/2021 Form 10-Q	11	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2021
Electric	$1,284.6	$—	$—	$1,284.6	$—	$—	$—		$1,284.6
Natural gas	169.0	208.3	48.1	425.4	9.7	—	(9.1)		426.0
Total regulated revenues	1,453.6	208.3	48.1	1,710.0	9.7	—	(9.1)		1,710.6
Other non-utility revenues	—	—	4.3	4.3	19.7	—	(1.6)		22.4
Total revenues from contracts with customers	1,453.6	208.3	52.4	1,714.3	29.4	—	(10.7)		1,733.0
Other operating revenues	5.0	7.9	0.4	13.3	100.1	0.2	(100.1)	(1)	13.5
Total operating revenues	$1,458.6	$216.2	$52.8	$1,727.6	$129.5	$0.2	$(110.8)		$1,746.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2020
Electric	$1,212.9	$—	$—	$1,212.9	$—	$—	$—		$1,212.9
Natural gas	150.5	213.4	43.1	407.0	9.1	—	(8.3)		407.8
Total regulated revenues	1,363.4	213.4	43.1	1,619.9	9.1	—	(8.3)		1,620.7
Other non-utility revenues	—	0.1	4.2	4.3	14.7	0.5	(1.6)		17.9
Total revenues from contracts with customers	1,363.4	213.5	47.3	1,624.2	23.8	0.5	(9.9)		1,638.6
Other operating revenues	2.9	8.4	1.0	12.3	99.7	0.1	(99.7)	(1)	12.4
Total operating revenues	$1,366.3	$221.9	$48.3	$1,636.5	$123.5	$0.6	$(109.6)		$1,651.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2021
Electric	$3,462.8	$—	$—	$3,462.8	$—	$—	$—		$3,462.8
Natural gas	1,009.0	1,167.9	340.6	2,517.5	33.7	—	(31.1)		2,520.1
Total regulated revenues	4,471.8	1,167.9	340.6	5,980.3	33.7	—	(31.1)		5,982.9
Other non-utility revenues	—	—	13.4	13.4	67.1	—	(7.1)		73.4
Total revenues from contracts with customers	4,471.8	1,167.9	354.0	5,993.7	100.8	—	(38.2)		6,056.3
Other operating revenues	26.0	27.2	4.2	57.4	299.8	0.4	(299.8)	(1)	57.8
Total operating revenues	$4,497.8	$1,195.1	$358.2	$6,051.1	$400.6	$0.4	$(338.0)		$6,114.1

09/30/2021 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2020
Electric	$3,247.1	$—	$—	$3,247.1	$—	$—	$—		$3,247.1
Natural gas	817.2	901.5	245.3	1,964.0	32.3	—	(30.6)		1,965.7
Total regulated revenues	4,064.3	901.5	245.3	5,211.1	32.3	—	(30.6)		5,212.8
Other non-utility revenues	—	0.1	12.8	12.9	48.2	1.7	(7.1)		55.7
Total revenues from contracts with customers	4,064.3	901.6	258.1	5,224.0	80.5	1.7	(37.7)		5,268.5
Other operating revenues	7.1	29.1	3.3	39.5	297.9	0.3	(297.9)	(1)	39.8
Total operating revenues	$4,071.4	$930.7	$261.4	$5,263.5	$378.4	$2.0	$(335.6)		$5,308.3

(1)Amounts eliminated represent lease revenues related to certain plants that We Power leases to WE to supply electricity to its customers. Lease payments are billed from We Power to WE and then recovered in WE's rates as authorized by the PSCW and the FERC. WE operates the plants and is authorized by the PSCW and Wisconsin state law to fully recover prudently incurred operating and maintenance costs in electric rates.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Residential	$512.2	$500.8	$1,354.9	$1,324.4
Small commercial and industrial	396.9	373.6	1,074.9	1,004.3
Large commercial and industrial	271.9	244.0	705.9	626.4
Other	7.0	6.9	21.7	21.1
Total retail revenues	1,188.0	1,125.3	3,157.4	2,976.2
Wholesale	41.1	46.5	119.4	129.9
Resale	45.0	33.7	145.1	107.3
Steam	2.7	2.5	21.7	15.0
Other utility revenues	7.8	4.9	19.2	18.7
Total electric utility operating revenues	$1,284.6	$1,212.9	$3,462.8	$3,247.1

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2021
Residential	$89.4	$146.5	$23.7	$259.6
Commercial and industrial	45.4	40.7	14.6	100.7
Total retail revenues	134.8	187.2	38.3	360.3
Transportation	16.1	43.4	6.0	65.5
Other utility revenues (1)	18.1	(22.3)	3.8	(0.4)
Total natural gas utility operating revenues	$169.0	$208.3	$48.1	$425.4

09/30/2021 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2020
Residential	$74.6	$128.6	$18.8	$222.0
Commercial and industrial	28.3	28.6	10.2	67.1
Total retail revenues	102.9	157.2	29.0	289.1
Transportation	15.7	40.0	5.3	61.0
Other utility revenues (1)	31.9	16.2	8.8	56.9
Total natural gas utility operating revenues	$150.5	$213.4	$43.1	$407.0

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2021
Residential	$625.6	$679.5	$149.5	$1,454.6
Commercial and industrial	312.0	194.9	75.8	582.7
Total retail revenues	937.6	874.4	225.3	2,037.3
Transportation	58.3	166.4	23.6	248.3
Other utility revenues (1)	13.1	127.1	91.7	231.9
Total natural gas utility operating revenues	$1,009.0	$1,167.9	$340.6	$2,517.5

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2020
Residential	$513.5	$568.9	$154.1	$1,236.5
Commercial and industrial	226.6	156.5	78.5	461.6
Total retail revenues	740.1	725.4	232.6	1,698.1
Transportation	56.8	159.0	22.8	238.6
Other utility revenues (1)	20.3	17.1	(10.1)	27.3
Total natural gas utility operating revenues	$817.2	$901.5	$245.3	$1,964.0

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. The amounts for the nine months ended September 30, 2021 reflect the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues. See Note 22, Regulatory Environment, for more information. In addition to costs related to the extreme weather event, we incurred higher natural gas costs throughout the nine months ended September 30, 2021, compared with the same period in 2020, as a result of an increase in the price of natural gas.

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

09/30/2021 Form 10-Q	14	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Wind generation revenues	$12.2	$7.4	$42.5	$24.0
We Power revenues (1)	5.9	5.8	17.5	17.1
Appliance service revenues	4.3	4.2	13.4	12.8
Other	—	0.5	—	1.8
Total other non-utility operating revenues	$22.4	$17.9	$73.4	$55.7

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Late payment charges (1)	$11.9	$6.0	$44.2	$18.1
Alternative revenues	0.9	5.4	10.0	18.2
Other	0.7	1.0	3.6	3.5
Total other operating revenues	$13.5	$12.4	$57.8	$39.8

(1)The increase in late payment charges during the three and nine months ended September 30, 2021, compared with the same periods in 2020, was a result of the expiration of various regulatory orders from our utility commissions in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 22, Regulatory Environment, for more information.

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

09/30/2021 Form 10-Q	15	WEC Energy Group, Inc.

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

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at September 30, 2021 and December 31, 2020, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
September 30, 2021
Accounts receivable and unbilled revenues	$927.9	$316.6	$45.2	$1,289.7	$9.4	$4.4	$1,303.5
Allowance for credit losses	76.4	114.7	8.6	199.7	—	—	199.7
Accounts receivable and unbilled revenues, net (1)	$851.5	$201.9	$36.6	$1,090.0	$9.4	$4.4	$1,103.8

Total accounts receivable, net – past due greater than 90 days (1)	$51.9	$26.4	$8.9	$87.2	$—	$—	$87.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.5%	100.0%	—%	87.7%	—%	—%	87.7%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2020
Accounts receivable and unbilled revenues	$899.8	$393.9	$79.8	$1,373.5	$45.0	$4.4	$1,422.9
Allowance for credit losses	102.1	111.6	6.4	220.1	—	—	220.1
Accounts receivable and unbilled revenues, net (1)	$797.7	$282.3	$73.4	$1,153.4	$45.0	$4.4	$1,202.8

Total accounts receivable, net – past due greater than 90 days (1)	$84.8	$34.5	$3.5	$122.8	$—	$—	$122.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	95.5%	—%	—%	95.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at September 30, 2021, $527.5 million, or 47.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above table or this note. See Note 22, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses by reportable segment for the three and nine months ended September 30, 2021 and 2020 is included below:

Three Months Ended September 30, 2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at June 30, 2021	$114.4	$109.0	$8.3	$231.7	$—	$231.7
Provision for credit losses	10.7	4.4	0.8	15.9	—	15.9
Provision for credit losses deferred for future recovery or refund	(38.2)	26.5	—	(11.7)	—	(11.7)
Write-offs charged against the allowance	(16.2)	(29.9)	(0.7)	(46.8)	—	(46.8)
Recoveries of amounts previously written off	5.7	4.7	0.2	10.6	—	10.6
Balance at September 30, 2021	$76.4	$114.7	$8.6	$199.7	$—	$199.7

09/30/2021 Form 10-Q	16	WEC Energy Group, Inc.

Nine Months Ended September 30, 2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2020	$102.1	$111.6	$6.4	$220.1	$—	$220.1
Provision for credit losses	33.8	16.7	3.1	53.6	—	53.6
Provision for credit losses deferred for future recovery or refund	(28.1)	10.7	—	(17.4)	—	(17.4)
Write-offs charged against the allowance	(51.2)	(36.7)	(1.8)	(89.7)	—	(89.7)
Recoveries of amounts previously written off	19.8	12.4	0.9	33.1	—	33.1
Balance at September 30, 2021	$76.4	$114.7	$8.6	$199.7	$—	$199.7

In total, the allowance for credit losses decreased over both the three and nine month periods ended September 30, 2021. The allowance for credit losses related to our Wisconsin segment decreased, as normal collection practices began in April 2021 for our Wisconsin Utilities, earlier than in our other service territories. Normal collection practices in our Illinois and Other States segments didn't begin until June 30, 2021 and August 2, 2021, respectively. As a result, we continued to see an increase in the allowance for credit losses in these service territories through September 30, 2021, but expect that the allowance for credit losses will decrease as we continue to ramp up our collection efforts. See Note 22, Regulatory Environment, for more information on the impact that the COVID-19 pandemic has had on our allowed collection practices.

Three Months Ended September 30, 2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at June 30, 2020	$77.9	$82.7	$4.0	$164.6	$0.1	$164.7
Provision for credit losses	14.8	6.3	1.0	22.1	0.1	22.2
Provision for credit losses deferred for future recovery or refund	2.5	(3.2)	—	(0.7)	—	(0.7)
Write-offs charged against the allowance	(14.5)	(10.0)	(0.9)	(25.4)	—	(25.4)
Recoveries of amounts previously written off	7.8	4.4	0.3	12.5	—	12.5
Balance at September 30, 2020	$88.5	$80.2	$4.4	$173.1	$0.2	$173.3

Nine Months Ended September 30, 2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2019	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	40.8	28.3	2.1	71.2	0.1	71.3
Provision for credit losses deferred for future recovery or refund	11.6	22.4	—	34.0	—	34.0
Write-offs charged against the allowance	(52.2)	(59.5)	(2.9)	(114.6)	—	(114.6)
Recoveries of amounts previously written off	28.4	13.1	1.1	42.6	—	42.6
Balance at September 30, 2020	$88.5	$80.2	$4.4	$173.1	$0.2	$173.3

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

09/30/2021 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2021 and December 31, 2020. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2020 Annual Report on Form 10-K.

(in millions)	September 30, 2021	December 31, 2020
Regulatory assets
Pension and OPEB costs	$1,019.1	$1,101.6
Plant retirements	726.5	740.8
Environmental remediation costs	601.9	638.2
Income tax related items	459.3	454.6
Asset retirement obligations	208.9	181.3
SSR	131.6	135.6
Energy costs recoverable through rate adjustments (1)	125.9	1.1
Securitization (2)	102.9	105.2
MERC extraordinary natural gas costs (3)	64.7	—
Uncollectible expense	55.7	82.0
Derivatives	25.9	26.5
Other, net	105.7	77.2
Total regulatory assets	$3,628.1	$3,544.1

Balance sheet presentation
Amounts recoverable from customers (1)	$139.4	$20.0
Regulatory assets	3,488.7	3,524.1
Total regulatory assets	$3,628.1	$3,544.1

(1)The increase in these regulatory assets primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 22, Regulatory Environment, for more information.

(2)See Note 19, Variable Interest Entities, for more information.

(3)This regulatory asset relates to the extraordinary natural gas costs MERC incurred during February 2021 that are being recovered over 27 months, beginning in September 2021. See Note 22, Regulatory Environment, for more information.

(in millions)	September 30, 2021	December 31, 2020
Regulatory liabilities
Income tax related items	$2,030.1	$2,137.7
Removal costs	1,244.5	1,221.1
Pension and OPEB benefits	366.3	378.1
Derivatives (1)	298.7	16.4
Electric transmission costs	83.5	78.5
Uncollectible expense	47.2	25.5
Earnings sharing mechanisms	25.2	36.9
Energy costs refundable through rate adjustments	5.5	59.9
Other, net	36.9	25.0
Total regulatory liabilities	$4,137.9	$3,979.1

Balance sheet presentation
Other current liabilities	$6.7	$51.0
Regulatory liabilities	4,131.2	3,928.1
Total regulatory liabilities	$4,137.9	$3,979.1

(1)    For most energy-related physical and financial contracts that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 13, Derivative Instruments, for more information.

09/30/2021 Form 10-Q	18	WEC Energy Group, Inc.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of WPS's ownership share of these generating units was $279.3 million at September 30, 2021. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building from the flooding and steam was extensive and requires significant repairs and restorations. As of September 30, 2021, WE had incurred $93.5 million of costs related to these repairs and restorations. WE received $20.0 million of insurance proceeds in 2020 to cover a portion of these costs and $61.0 million was recorded in accounts receivable on our balance sheet as of September 30, 2021 for future insurance recoveries. The remaining $12.5 million of costs were included in other operation and maintenance expense in 2020 as we do not intend to seek recovery of these costs.

In June 2021, we received approval from the PSCW to restore the PSB and to defer the project costs, net of insurance proceeds, as a component of rate base. As such, we do not currently expect a significant impact to our future results of operations, and although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the nine months ended September 30, 2021, the Compensation Committee of our Board of Directors awarded the following stock-based compensation awards to our directors, officers, and certain other key employees:

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

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

09/30/2021 Form 10-Q	19	WEC Energy Group, Inc.

Common Stock Dividends

On October 21, 2021, our Board of Directors declared a quarterly cash dividend of $0.6775 per share, payable on December 1, 2021, to shareholders of record on November 12, 2021.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2021	December 31, 2020
Commercial paper
Amount outstanding	$1,508.4	$1,436.9
Weighted-average interest rate on amounts outstanding	0.16%	0.21%
Term loan
Amount outstanding	$—	$340.0
Weighted-average interest rate on amounts outstanding	N/A	0.99%
Operating expense loans
Amount outstanding (1)	$0.5	$—

(1)Coyote Ridge and Tatanka Ridge entered into operating expense loans and borrowed funds from their noncontrolling interests. In accordance with their limited liability company operating agreements, Coyote Ridge and Tatanka Ridge received loans from their owners in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2021 was $1,415.4 million with a weighted-average interest rate during the period of 0.17%.

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

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	September 30, 2021
WEC Energy Group (1)	September 2026	$1,500.0
WE (1)	September 2026	500.0
WPS (2)	October 2022	400.0
WG (1)	September 2026	350.0
PGL (1)	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,508.4
Available capacity under existing agreements		$1,589.3

(1)    In September 2021, WEC Energy Group increased its credit facility to $1,500.0 million, and each of WEC Energy Group, WE, WG, and PGL extended the maturities of their credit facilities to September 2026.

(2)    WPS intends to request approval from the PSCW to extend the maturity of its facility to September 2026.

09/30/2021 Form 10-Q	20	WEC Energy Group, Inc.

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

Integrys Holding, Inc.

On October 28, 2021, pursuant to a tender offer, Integrys purchased $178.6 million aggregate principal amount of the $400.0 million outstanding of its 2013 Junior Notes for $196.4 million (which includes payment of accrued interest) with proceeds received from WEC Energy Group issuing commercial paper. Integrys exercised its right to early settlement of the 2013 Junior Notes tendered and not validly withdrawn as of October 26, 2021. Integrys' estimated loss is $13.6 million. Integrys does not anticipate purchasing any additional 2013 Junior Notes in the tender offer, which expires on November 9, 2021.

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

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2021	December 31, 2020
Natural gas in storage	$365.3	$224.9
Materials and supplies	229.0	218.1
Fossil fuel	51.4	85.6
Total	$645.7	$528.6

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2021, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

09/30/2021 Form 10-Q	21	WEC Energy Group, Inc.

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$71.8	21.0%	$65.9	21.0%
State income taxes net of federal tax benefit	21.5	6.3%	19.7	6.3%
PTCs	(17.0)	(5.0)%	(11.2)	(3.6)%
Federal excess deferred tax amortization – Wisconsin unprotected	(16.3)	(4.8)%	(12.5)	(4.0)%
Federal excess deferred tax amortization	(7.8)	(2.3)%	(8.3)	(2.6)%
Other	(1.4)	(0.2)%	(6.7)	(2.2)%
Total income tax expense	$50.8	15.0%	$46.9	14.9%

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$263.7	21.0%	$242.0	21.0%
State income taxes net of federal tax benefit	79.2	6.3%	72.1	6.3%
PTCs	(64.5)	(5.1)%	(39.0)	(3.4)%
Federal excess deferred tax amortization – Wisconsin unprotected	(62.9)	(5.0)%	(45.7)	(4.0)%
Federal excess deferred tax amortization	(30.3)	(2.4)%	(30.2)	(2.6)%
Other	(5.4)	(0.5)%	(8.5)	(0.8)%
Total income tax expense	$179.8	14.3%	$190.7	16.5%

The effective tax rates of 15.0% and 14.3% for the three and nine months ended September 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

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

09/30/2021 Form 10-Q	22	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$209.6	$12.6	$—	$222.2
FTRs	—	—	3.7	3.7
Coal contracts	—	44.2	—	44.2
Total derivative assets	$209.6	$56.8	$3.7	$270.1

Investments held in rabbi trust	$77.8	$—	$—	$77.8

Derivative liabilities
Natural gas contracts	$0.1	$20.5	$—	$20.6
Interest rate swaps	—	1.7	—	1.7
Total derivative liabilities	$0.1	$22.2	$—	$22.3

09/30/2021 Form 10-Q	23	WEC Energy Group, Inc.

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.7	$2.0	$—	$13.7
FTRs	—	—	2.4	2.4
Coal contracts	—	1.8	—	1.8
Total derivative assets	$11.7	$3.8	$2.4	$17.9

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$7.7	$6.4	$—	$14.1
Coal contracts	—	1.2	—	1.2
Interest rate swaps	—	6.8	—	6.8
Total derivative liabilities	$7.7	$14.4	$—	$22.1

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended September 30, 2021, we recorded $0.1 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $5.7 million of net unrealized gains recorded during the same period in 2020. For the nine months ended September 30, 2021 and 2020, the net unrealized gains included in earnings related to the investments held at the end of the period were $9.7 million and $2.9 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Balance at the beginning of the period	$5.4	$6.5	$2.4	$3.1
Purchases	—	—	6.1	7.5
Settlements	(1.7)	(2.5)	(4.8)	(6.6)
Balance at the end of the period	$3.7	$4.0	$3.7	$4.0

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$30.5	$30.4	$32.3
Long-term debt, including current portion (1)	13,114.9	14,573.8	12,450.5	14,343.2

(1)The carrying amount of long-term debt excludes finance lease obligations of $59.9 million and $63.4 million at September 30, 2021 and December 31, 2020, respectively.

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

09/30/2021 Form 10-Q	24	WEC Energy Group, Inc.

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

None of our derivatives are designated as hedging instruments, with the exception of our interest rate swaps, which have been designated as cash flow hedges. On our balance sheets, we classify derivative assets and liabilities as current or long-term based on the maturities of the underlying contracts. Derivative assets and liabilities not shown separately on our balance sheets are included in the other current and other long-term line items. The following table shows our derivative assets and derivative liabilities.

	September 30, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$204.7	$20.6	$13.0	$12.9
FTRs	3.7	—	2.4	—
Coal contracts	38.7	—	1.6	0.8
Interest rate swaps	—	1.7	—	6.8
Total current	247.1	22.3	17.0	20.5

Long-term
Natural gas contracts	17.5	—	0.7	1.2
Coal contracts	5.5	—	0.2	0.4
Total long-term	23.0	—	0.9	1.6
Total	$270.1	$22.3	$17.9	$22.1

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	39.4 Dth	$41.2	36.2 Dth	$(12.0)
FTRs	6.3 MWh	3.0	8.3 MWh	1.1
Total		$44.2		$(10.9)

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	147.1 Dth	$38.5	139.3 Dth	$(53.9)
FTRs	22.1 MWh	15.3	22.7 MWh	3.1
Total		$53.8		$(50.8)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2021 and December 31, 2020, we had posted cash collateral of $10.5 million and $18.9 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2021, we had also received cash collateral of $134.1 million. This amount was recorded on our balance sheet in other current liabilities.

09/30/2021 Form 10-Q	25	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2021			December 31, 2020
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$270.1		$22.3	$17.9	$22.1
Gross amount not offset on the balance sheet	(134.9)	(1)	(1.3)	(6.9)	(7.7)	(2)
Net amount	$135.2		$21.0	$11.0	$14.4

(1)Includes cash collateral received of $133.6 million.

(2)Includes cash collateral posted of $0.8 million.

Cash Flow Hedges

As of September 30, 2021, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provide a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes through November 15, 2021. As these swaps qualify for cash flow hedge accounting treatment, the related gains and losses are being deferred in accumulated other comprehensive loss and are being amortized to interest expense as interest is accrued on the 2007 Junior Notes.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive income (loss) and in earnings, along with our total interest expense on the income statements:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Derivative loss recognized in other comprehensive loss	$—	$—	$—	$(5.8)
Net derivative loss reclassified from accumulated other comprehensive loss to interest expense	(1.4)	(1.3)	(4.1)	(2.0)
Total interest expense line item on the income statements	118.0	122.0	357.5	375.8

We estimate that during the next twelve months $0.4 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

NOTE 14—GUARANTEES

The following table shows our outstanding guarantees:

		Expiration
(in millions)	Total Amounts Committed at September 30, 2021	Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting transactions of subsidiaries (1)	$125.5	$51.5	$1.5	$72.5
Standby letters of credit (2)	127.2	54.3	—	72.9
Surety bonds (3)	12.8	12.8	—	—
Other guarantees (4)	10.7	—	—	10.7
Total guarantees	$276.2	$118.6	$1.5	$156.1

(1)Consists of $4.2 million, $8.1 million, and $113.2 million to support the business operations of UMERC, Bluewater, and WECI, respectively.

(2)At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

09/30/2021 Form 10-Q	26	WEC Energy Group, Inc.

(3)Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)Consists of $10.7 million related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Service cost	$13.3	$12.5	$40.8	$37.3
Interest cost	22.2	25.6	65.8	77.8
Expected return on plan assets	(50.1)	(47.4)	(150.8)	(143.0)
Loss on plan settlement	0.9	5.2	2.9	15.5
Amortization of prior service cost	0.4	0.4	1.2	1.2
Amortization of net actuarial loss	26.4	26.1	82.0	75.8
Net periodic benefit cost	$13.1	$22.4	$41.9	$64.6

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Service cost	$4.0	$3.8	$11.8	$11.4
Interest cost	3.7	4.7	10.9	14.0
Expected return on plan assets	(16.5)	(15.0)	(49.5)	(45.2)
Amortization of prior service credit	(4.1)	(3.8)	(12.0)	(11.3)
Amortization of net actuarial gain	(5.9)	(5.6)	(18.1)	(16.8)
Net periodic benefit credit	$(18.8)	$(15.9)	$(56.9)	$(47.9)

During the nine months ended September 30, 2021, we made contributions and payments of $9.8 million related to our pension plans and $1.5 million related to our OPEB plans. We expect to make contributions and payments of $1.9 million related to our pension plans and $0.7 million related to our OPEB plans during the remainder of 2021, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 16—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at September 30, 2021. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2021.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of September 30, 2021.

During the third quarter of 2021, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2021. No impairments resulted from these tests.

09/30/2021 Form 10-Q	27	WEC Energy Group, Inc.

Intangible Assets

At September 30, 2021, we had $5.7 million of indefinite-lived intangible assets primarily related to an MGU trade name obtained through an acquisition, which is included in other long-term assets on our balance sheets. We had no changes to the carrying amount of these intangible assets during the nine months ended September 30, 2021.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets. See Note 2, Acquisitions, for more information.

	September 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$84.3	$(4.9)	$79.4	$76.1	$—	$76.1
Proxy revenue swap (2)	7.2	(1.9)	5.3	7.2	(1.3)	5.9
Interconnection agreements (3)	5.1	(0.4)	4.7	5.1	(0.3)	4.8
Total intangible liabilities	$96.6	$(7.2)	$89.4	$88.4	$(1.6)	$86.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, and Jayhawk expiring between 2030 and 2032. The weighted-average remaining life of the PPAs is approximately 11 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining life of the proxy revenue swap is approximately seven years.

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

Amortization related to these intangibles for the three and nine months ended September 30, 2021 was $1.9 million and $5.6 million, respectively. Amortization for the three and nine months ended September 30, 2020 was not significant. Amortization for the next five years is estimated to be:

	For the Years Ending December 31
(in millions)	2022	2023	2024	2025	2026
Amortization to be recorded in operating revenues	$8.1	$8.1	$8.1	$8.1	$8.1
Amortization to be recorded in other operation and maintenance	0.2	0.2	0.2	0.2	0.2

09/30/2021 Form 10-Q	28	WEC Energy Group, Inc.

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

	Three Months Ended September 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,749.7	$32.3	$1,782.0
Add: Earnings from equity method investment	41.7	0.6	42.3
Less: Distributions	33.0	—	33.0
Balance at end of period	$1,758.4	$32.9	$1,791.3

	Three Months Ended September 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,713.3	$31.4	$1,744.7
Add: Earnings from equity method investment	39.6	0.5	40.1
Add: Capital contributions	6.2	—	6.2
Less: Distributions	39.9	—	39.9
Less: Return of capital	—	0.6	0.6
Less: Other	0.1	—	0.1
Balance at end of period	$1,719.1	$31.3	$1,750.4

	Nine Months Ended September 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,733.5	$30.8	$1,764.3
Add: Earnings from equity method investment	124.1	2.1	126.2
Less: Distributions	99.2	—	99.2
Balance at end of period	$1,758.4	$32.9	$1,791.3

	Nine Months Ended September 30, 2020
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	131.7	1.1	132.8
Add: Capital contributions	15.2	—	15.2
Less: Distributions	112.5	—	112.5
Less: Return of capital	—	5.9	5.9
Balance at end of period	$1,719.1	$31.3	$1,750.4

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Charges to ATC for services and construction	$5.5	$5.7	$17.2	$18.7
Charges from ATC for network transmission services	90.3	87.8	270.7	262.7
Net refund from ATC related to FERC ROE orders	8.7	2.3	7.4	10.7

09/30/2021 Form 10-Q	29	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	September 30, 2021	December 31, 2020
Accounts receivable for services provided to ATC	$2.1	$3.7
Accounts payable for services received from ATC	26.9	29.3
Amounts due from ATC for transmission infrastructure upgrades (1)	8.9	4.6

(1)The transmission infrastructure upgrades were primarily related to WE's and WPS's construction of their new solar projects, Badger Hollow II and Badger Hollow I, respectively.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2021	2020	2021	2020
Income statement data
Operating revenues	$186.8	$187.8	$561.4	$577.7
Operating expenses	91.3	93.0	278.8	285.7
Other expense, net	28.6	28.1	85.2	82.0
Net income	$66.9	$66.7	$197.4	$210.0

(in millions)	September 30, 2021	December 31, 2020
Balance sheet data
Current assets	$87.0	$92.7
Noncurrent assets	5,539.8	5,400.6
Total assets	$5,626.8	$5,493.3

Current liabilities	$483.0	$310.8
Long-term debt	2,412.8	2,512.2
Other noncurrent liabilities	398.9	378.2
Members' equity	2,332.1	2,292.1
Total liabilities and members' equity	$5,626.8	$5,493.3

NOTE 18—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At September 30, 2021, we reported six segments, which are described below.

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

09/30/2021 Form 10-Q	30	WEC Energy Group, Inc.

▪90% ownership interest in Blooming Grove, located in McLean County, Illinois,
▪85% ownership interest in Tatanka Ridge, located in Deuel County, South Dakota, and
▪90% ownership interest in Jayhawk, under construction in Bourbon and Crawford counties, Kansas.

See Note 2, Acquisitions, for more information on Tatanka Ridge and Jayhawk.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Wisvest LLC, Wisconsin Energy Capital Corporation, WEC Business Services LLC, and also included the operations of WPS Power Development, LLC in 2020 prior to the sale of its remaining solar facilities in the fourth quarter of 2020.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2021 and 2020:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2021
External revenues	$1,458.6	$216.2	$52.8	$1,727.6	$—	$18.7	$0.2	$—	$1,746.5
Intersegment revenues	—	—	—	—	—	110.8	—	(110.8)	—
Other operation and maintenance	359.1	91.2	19.6	469.9	—	9.9	(4.5)	(1.6)	473.7
Depreciation and amortization	184.4	55.4	9.6	249.4	—	31.2	6.3	(15.3)	271.6
Equity in earnings of transmission affiliates	—	—	—	—	42.3	—	—	—	42.3
Interest expense	137.9	16.5	1.6	156.0	4.8	17.6	24.7	(85.1)	118.0
Income tax expense (benefit)	33.6	7.0	(1.0)	39.6	9.7	5.0	(3.5)	—	50.8
Net income (loss)	197.8	19.1	(2.7)	214.2	27.8	62.8	(16.1)	—	288.7
Net income (loss) attributed to common shareholders	197.5	19.1	(2.7)	213.9	27.8	64.4	(16.1)	—	290.0

09/30/2021 Form 10-Q	31	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2020
External revenues	$1,366.3	$221.9	$48.3	$1,636.5	$—	$13.9	$0.6	$—	$1,651.0
Intersegment revenues	—	—	—	—	—	109.6	—	(109.6)	—
Other operation and maintenance	363.8	109.2	20.4	493.4	—	5.9	1.0	(1.6)	498.7
Depreciation and amortization	169.7	49.9	8.5	228.1	—	24.5	6.5	(14.1)	245.0
Equity in earnings of transmission affiliates	—	—	—	—	40.1	—	—	—	40.1
Interest expense	139.1	15.6	2.7	157.4	4.9	15.0	30.4	(85.7)	122.0
Income tax expense (benefit)	37.5	(4.0)	(1.2)	32.3	9.0	13.4	(7.8)	—	46.9
Net income (loss)	187.9	13.0	(3.3)	197.6	26.3	62.9	(19.7)	—	267.1
Net income (loss) attributed to common shareholders	187.6	13.0	(3.3)	197.3	26.3	62.9	(19.7)	—	266.8

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2021
External revenues	$4,497.8	$1,195.1	$358.2	$6,051.1	$—	$62.6	$0.4	$—	$6,114.1
Intersegment revenues	—	—	—	—	—	338.0	—	(338.0)	—
Other operation and maintenance	1,047.1	291.3	64.0	1,402.4	—	31.2	(9.1)	(7.1)	1,417.4
Depreciation and amortization	540.4	162.1	28.2	730.7	—	93.5	19.3	(44.3)	799.2
Equity in earnings of transmission affiliates	—	—	—	—	126.2	—	—	—	126.2
Interest expense	417.8	49.6	4.6	472.0	14.5	53.5	73.5	(256.0)	357.5
Income tax expense (benefit)	104.8	64.4	8.2	177.4	28.9	5.8	(32.3)	—	179.8
Net income (loss)	601.2	174.8	24.5	800.5	82.8	202.3	(10.9)	—	1,074.7
Net income (loss) attributed to common shareholders	600.3	174.8	24.5	799.6	82.8	204.6	(10.9)	—	1,076.1

09/30/2021 Form 10-Q	32	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2020
External revenues	$4,071.4	$930.7	$261.4	$5,263.5	$—	$42.8	$2.0	$—	$5,308.3
Intersegment revenues	—	—	—	—	—	335.6	—	(335.6)	—
Other operation and maintenance	1,044.0	306.5	62.5	1,413.0	—	18.7	2.9	(7.1)	1,427.5
Depreciation and amortization	502.7	146.0	24.6	673.3	—	73.4	19.0	(39.1)	726.6
Equity in earnings of transmission affiliates	—	—	—	—	132.8	—	—	—	132.8
Interest expense	422.2	47.7	7.4	477.3	14.6	45.4	98.1	(259.6)	375.8
Income tax expense (benefit)	110.5	47.7	8.7	166.9	33.4	35.8	(45.4)	—	190.7
Net income (loss)	565.0	152.4	25.8	743.2	84.8	193.2	(59.4)	—	961.8
Net income (loss) attributed to common shareholders	564.1	152.4	25.8	742.3	84.8	193.2	(59.4)	—	960.9

NOTE 19—VARIABLE INTEREST ENTITIES

The primary beneficiary of a VIE must consolidate the entity's assets and liabilities. In addition, certain disclosures are required for significant interest holders in VIEs.

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

WE acts as the servicer of the environmental control property on behalf of WEPCo Environmental Trust and is responsible for metering, calculating, billing, and collecting the environmental control charge. As necessary, WE is authorized to implement periodic adjustments of the environmental control charge. The adjustments are designed to ensure the timely payment of principal, interest, and other ongoing financing costs. WE remits all collections of the environmental control charge to an indenture trustee of WEPCo Environmental Trust.

09/30/2021 Form 10-Q	33	WEC Energy Group, Inc.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, WE has the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, WE is considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	September 30, 2021
Assets
Other current assets (restricted cash)	$4.6
Regulatory assets	102.9
Other long-term assets (restricted cash)	0.6

Liabilities
Current portion of long-term debt	8.5
Other current liabilities (accrued interest)	0.7
Long-term debt	107.0

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At September 30, 2021 and December 31, 2020, our equity investment in ATC was $1,758.4 million and $1,733.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At September 30, 2021 and December 31, 2020, our equity investment in ATC Holdco was $32.9 million and $30.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

We have $6.5 million of required capacity payments over the remaining term of this agreement. We believe that the required capacity payments under this contract will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

NOTE 20—COMMITMENTS AND CONTINGENCIES

We and our subsidiaries have significant commitments and contingencies arising from our operations, including those related to unconditional purchase obligations, environmental matters, and enforcement and litigation matters.

09/30/2021 Form 10-Q	34	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of September 30, 2021, including those of our subsidiaries, were approximately $10.8 billion.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our Wisconsin service territories were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. This re-designation was challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the nonattainment area. Additionally, the Chicago, Illinois, Indiana, and Wisconsin nonattainment area now includes an expanded portion of Kenosha county, and the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties have also been expanded. Preliminary 2019-2021 monitoring data indicates that the Milwaukee, Sheboygan, and Chicago nonattainment areas will likely be adjusted to "moderate" nonattainment for the 2015 standard.

In February 2021, the WDNR proposed draft revisions to the Wisconsin Administrative Code to adopt the 2015 ozone standard and incorporate by reference the federal air pollution monitoring requirements related to the NAAQS. The Natural Resources Board adopted the rule as proposed during their June 2021 meeting and the rule is now in legislative review. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with associated state or federal rules.

09/30/2021 Form 10-Q	35	WEC Energy Group, Inc.

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

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule will not be ready until 2022 at the earliest. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court will review a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the CAA to address CO2 emissions. Arguments are expected to take place in early 2022 with a decision expected by the summer of 2022.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective in March 2021; however, the EPA asked the D.C. Circuit Court of Appeals to vacate and remand the final rule, which was granted by the D.C. Circuit Court of Appeals in April 2021. Despite this uncertainty, we continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation by 2025. By the end of 2020, we were able to reduce CO2 emissions from our electric generation fleet by more than 50% below 2005 levels. As a result, we announced new goals in May 2021. We committed to a 60% reduction in carbon emissions from our electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero carbon emissions by 2050. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. As part of the ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8 and the jointly-owned Columbia Units 1-2.

We continue to reduce methane emissions by improving our natural gas distribution system. Our initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, we set a new target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

Cross-State Air Pollution Rule Update Rule Revision

In 2015, the EPA determined that several upwind states had failed to submit state implementation plans that addressed their "Good Neighbor" obligations (i.e., the states projected NOx emissions significantly contribute to a continuing downwind nonattainment and/or maintenance problem); therefore, by statute, the EPA was required to issue a federal implementation plan. In March 2021, the EPA finalized a CSAPR update rule revision that keeps nine of the 21 CSAPR affected states (including Wisconsin) in a Group 2 NOx ozone season trading program and found that the prior CSAPR update is sufficient to meet Wisconsin's "Good Neighbor" obligations. No further NOx reductions will be needed within these nine states. This rule became effective June 29, 2021 and did not have a material impact on our financial condition or results of operations.

09/30/2021 Form 10-Q	36	WEC Energy Group, Inc.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule became effective in June 2020, and the WDNR will apply this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into Wisconsin Pollutant Discharge Elimination System permits for WE and WPS facilities.

We have received BTA determinations for OC 5 through OC 8 and Valley power plant. Although we currently believe that existing technology at the Port Washington Generating Station satisfies the BTA requirements, a final determination will not be made until the discharge permit is renewed for this facility, which is expected to be in the second quarter of 2022. We have received interim BTA determinations for Weston Units 2, 3, and 4. A final BTA decision for the Weston facility is expected during its next permit renewal in late 2023.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW systems at Weston Unit 3 and OC 7 and OC 8. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the OCPP and ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $110 million in capital investment. In February 2021, we applied for PSCW approval of this project.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

Waters of the United States

In September 2021, the EPA and the United States Army Corps of Engineers together announced they have halted implementation of the April 2020 Navigable Waters Protection Rule and are interpreting "Waters of the United States" consistent with the pre-2015 regulatory regime until further notice. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. We continue to move forward on company projects subject to federal permits and will monitor these actions to better understand potential future impacts.

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

09/30/2021 Form 10-Q	37	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2021	December 31, 2020
Regulatory assets	$601.9	$638.2
Reserves for future environmental remediation	510.3	532.9

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

09/30/2021 Form 10-Q	38	WEC Energy Group, Inc.

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2021	2020
Cash paid for interest, net of amount capitalized	$310.9	$332.4
Cash paid for income taxes, net	33.8	27.6
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	144.0	177.8
Increase in receivable related to insurance proceeds for property damage (1)	58.3	—

(1)See Note 6, Property, Plant, and Equipment, for information about a steam incident at WE's PSB.

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash primarily consists of the cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments. Our restricted cash also consists of cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WECI Wind Holding I and WEPCo Environmental Trust. The restricted cash we received when WECI acquired ownership interests in certain wind generation projects is included in our restricted cash as well. This cash is restricted as it can only be used to pay for any remaining costs associated with the construction of the wind generation facilities.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$26.0	$24.8
Restricted cash included in other current assets	36.4	—
Restricted cash included in other long term assets	46.8	47.8
Cash, cash equivalents, and restricted cash	$109.2	$72.6

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

On March 23, 2021, WE and WG requested approval from the PSCW to recover approximately $54 million and $24 million, respectively, of natural gas costs in excess of the benchmark set in their GCRMs. On March 30, 2021, the PSCW approved the requests and both WE and WG recovered these excess costs over a period of three months, beginning in April 2021. In March 2021, WPS also filed its revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in its GCRM. WPS recovered these excess costs over a period of three months, beginning in April 2021.

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

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. In July 2021, MERC and four other Minnesota utilities filed a joint proposal with the MPUC to recover their respective excess natural gas costs. Under the proposal, MERC will recover $10 million of these costs through its annual natural gas true-up process over a period of 12 months, and the remaining $65 million over 27 months, both beginning in September 2021. On August 30, 2021, the MPUC issued a written order approving this proposal; however, recovery of these costs and the issue of prudence has been referred to a contested-case proceeding. As a result of the proceeding, the MPUC could disallow recovery or order the refund of any costs determined to be imprudent. A decision regarding this review is expected in August 2022.

09/30/2021 Form 10-Q	39	WEC Energy Group, Inc.

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

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral includes the incremental increase in uncollectible expense above what is currently being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this new deferral only impacts the recovery of uncollectible expense for their commercial and industrial customers. See Note 4, Credit Losses, for information regarding changes to our allowance for credit losses. As of September 30, 2021, the total amount deferred at our Wisconsin utilities related to the COVID-19 pandemic was not significant. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

09/30/2021 Form 10-Q	40	WEC Energy Group, Inc.

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

In addition to the above, the settlement agreement approved in June 2020 authorized PGL and NSG to implement a SPC rider for the recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs. PGL and NSG began recovering costs under the SPC rider on October 1, 2020. Amounts deferred under the SPC rider are being recovered over 36 months and will be subject to review and reconciliation by the ICC. As of September 30, 2021, PGL's and NSG's regulatory assets related to the COVID-19 pandemic were $25.3 million, collectively.

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

In March 2021, the ICC issued a written order approving a second settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. The key terms of this new settlement agreement were as follows:

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
•Each utility was required to continue, or renew, its bill payment assistance program through 2021. In addition to the $12.0 million PGL initially funded, PGL was required to fund an additional $6.0 million to its bill payment assistance program. No additional funding was required for NSG due to the amount still available for assistance from its initial funding. During April 2021, PGL's bill payment assistance program ended as all $18.0 million of funds were exhausted. NSG's bill payment assistance program ended in August 2021 when its funds were exhausted.
•Costs related to the provisions in the settlement agreement, including costs related to the bill payment assistance programs, are recoverable through the SPC rider.

Minnesota

In May 2020, the MPUC issued a written order authorizing Minnesota utilities, including MERC, to track and defer COVID-19 related expenses and certain foregone revenues. The MPUC will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of September 30, 2021, amounts deferred at MERC related to the COVID-19 pandemic were not significant.

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

09/30/2021 Form 10-Q	41	WEC Energy Group, Inc.

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

The April 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeded the amounts being recovered in rates. In July 2020, the MPSC issued an order denying Michigan utilities' ability to defer additional COVID-19 related expenses and certain foregone revenues. The MPSC indicated that utilities could still seek recovery of these costs and foregone revenues by filing additional information on the specifics of their request. MGU and UMERC filed comments with the MPSC in November 2020 indicating they had not experienced any material additional COVID-19 related expenses or foregone revenues, but will continue to monitor them and will notify the MPSC if they become material. At September 30, 2021, our Michigan utilities had not recorded any deferrals related to the COVID-19 pandemic.

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

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2022 Rates

In March 2021, WE, WPS, and WG filed an application with the PSCW for the approval of certain accounting treatments that will allow them to maintain their current electric, natural gas, and steam base rates through 2022 and forego filing a rate case for one year. In connection with the request, the three utilities also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully supported the application. On September 22, 2021, the PSCW issued written orders approving the application.

The final orders reflect the following:

•WE, WPS, and WG will amortize, in 2022, certain previously deferred balances to offset approximately half of their forecasted revenue deficiencies.
•WG will defer interest and depreciation expense associated with capital investments since its last rate case that otherwise would have been added to rate base in a 2022 test-year rate case.
•WE, WPS, and WG are allowed to defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.

09/30/2021 Form 10-Q	42	WEC Energy Group, Inc.

•WE, WPS, and WG will maintain their earnings sharing mechanisms for 2022, with modification. The earnings sharing mechanisms will be modified to authorize the utility to retain 100% of the first 15 basis points of earnings above its currently authorized ROE. This modification expires on December 31, 2022. The earnings sharing mechanisms will otherwise remain as currently authorized.
•WE, WPS, and WG will file a full 2023-2024 test-year rate case no later than May 1, 2022.

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

The PSCW approved all three Wisconsin utilities continuing to have an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that is consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if the utility earns above its authorized ROE: (i) the utility retains 100.0% of earnings for the

09/30/2021 Form 10-Q	43	WEC Energy Group, Inc.

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

The Peoples Gas Light and Coke Company and North Shore Gas Company

Third-Party Transaction Fee Adjustment Rider

On October 27, 2021, PGL and NSG filed requests with the ICC for approval of a TPTFA rider. In accordance with the Climate and Equitable Jobs Act that was signed into law in Illinois, effective September 15, 2021, utilities are prohibited from charging customers a fee when they elect to pay for service with a credit card. Utilities are now required to incur these expenses. The proposed TPTFA rider would allow PGL and NSG to recover the third-party transaction fee expenses they are now incurring. If approved, the TPTFA rider would be effective for expenses incurred back to September 15, 2021. Amounts deferred under the rider would be recovered over a period of 12 months and would be subject to an annual reconciliation whereby costs would be reviewed by the ICC for accuracy and prudency. We expect a decision from the ICC in 2022.

North Shore Gas Company 2021 Rate Case

In October 2020, NSG filed a request with the ICC to increase its natural gas rates. On September 8, 2021, the ICC issued a written order authorizing a rate increase of $4.1 million (4.5%). The rate increase reflects a 9.67% ROE and a common equity component average of 51.58%. The natural gas rate increase is primarily driven by NSG's ongoing significant investment in its distribution system since its last rate review that resulted in revised base rates effective January 28, 2015. The new rates were effective September 15, 2021.

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

As of September 30, 2021, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Michigan Gas Utilities Corporation

2021 Rate Application

In February 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU decided that it would delay its filing of the rate case as a result of the COVID-19 pandemic.

In May 2020, MGU filed an application with the MPSC requesting approval to defer $5.0 million of depreciation and interest expense during 2021 related to capital investments made by MGU since its last rate case. In July 2020, the MPSC issued a written order approving MGU's request. The deferral of these costs are helping to mitigate the impacts from delaying the filing of the rate case.

In March 2021, MGU filed its request with the MPSC to increase its natural gas rates. In July 2021, MGU filed with the MPSC, a settlement agreement it reached with certain intervenors, which the MPSC approved in a written order on September 9, 2021. The order authorizes a rate increase of $9.3 million (6.35%) and reflects a 9.85% ROE and a common equity component average of 51.5%. The natural gas rate increase was primarily driven by MGU's significant investment in capital infrastructure since its last rate review that resulted in revised base rates effective January 1, 2016. The order also allows MGU to implement a rider for its Main Replacement Program that will support recovery of planned capital investment related to pipeline replacements to maintain system

09/30/2021 Form 10-Q	44	WEC Energy Group, Inc.

safety and reliability between 2023 and 2027, without having to file a rate case. We expect approximately $31.7 million of costs to be recovered through this rider. All costs recovered through the rider are subject to prudence review by the MPSC. New rates will be effective January 1, 2022.

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

09/30/2021 Form 10-Q	45	WEC Energy Group, Inc.

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our shareholders and customers by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. Our capital investment plan for efficiency, sustainability and growth, referred to as our ESG Progress Plan, provides a roadmap for us to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow our investment in the future of energy.

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

Creating a Sustainable Future

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation. When taken together, the retirements and new investments should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers. The retirements will contribute to meeting our goals to reduce carbon dioxide (CO2) emissions from our electric generation.

By the end of 2020, we were able to reduce CO2 emissions from our electric generation fleet by more than 50% below 2005 levels. As a result, we announced new goals in May 2021. We committed to a 60% reduction in carbon emissions from our electric generation fleet by 2025 and an 80% reduction by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

In addition, we are exploring co-firing with natural gas at our ERGS coal-fired units. By the end of 2030, we expect our use of coal will account for less than 5% of the power we supply to our customers, and we believe we will be in a position to eliminate coal as an energy source by 2035.

We have already retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. As part of our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of Oak Creek Power Plant Units 5-8 and the jointly-owned Columbia Units 1-2.

09/30/2021 Form 10-Q	46	WEC Energy Group, Inc.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $3.5 billion from 2022-2026 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•1,500 MW of utility-scale solar;
•800 MW of battery storage; and
•100 MW of wind.

We also plan on investing in a combination of clean, natural gas-fired generation, including:

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

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers to site utility owned solar arrays on their property. Under this program, WE has energized 20 Solar Now projects and currently has another four under construction, together totaling more than 27 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

In August 2021, the PSCW approved pilot programs for WE and WPS to install and maintain electric vehicle (EV) charging equipment for customers at their homes or businesses. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, we pledged to expand the EV charging network within the service territories of our electric utilities. In doing so, we joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition we joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

We also continue to reduce methane emissions by improving our natural gas distribution system. Our initial 2030 goal called for a 30% reduction in methane emissions from a 2011 baseline. Given advancements with renewable natural gas, we set a new target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with our ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

Below are a few examples of reliability projects that are proposed, currently underway, or recently completed.

•WE constructed approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, called the Lakeshore Lateral Project, was completed in October 2021.

09/30/2021 Form 10-Q	47	WEC Energy Group, Inc.

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

We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be approximately $16.4 billion from 2022 to 2026. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be $1.3 billion. Specific projects included in the $17.7 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources – Capital Resources and Requirements – Capital Requirements – Significant Capital Projects.

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

09/30/2021 Form 10-Q	48	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2021

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2021 with the third quarter of 2020, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2021	2020	B (W)
Wisconsin	$197.5	$187.6	$9.9
Illinois	19.1	13.0	6.1
Other states	(2.7)	(3.3)	0.6
Electric transmission	27.8	26.3	1.5
Non-utility energy infrastructure	64.4	62.9	1.5
Corporate and other	(16.1)	(19.7)	3.6
Net income attributed to common shareholders	$290.0	$266.8	$23.2

Diluted earnings per share	$0.92	$0.84	$0.08

Earnings increased $23.2 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the $23.2 million increase in earnings were:

•A $9.9 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by lower benefit costs and an increase in electric margins due to higher retail sales volumes, including the impact of weather. The positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, which includes the recognition of unprotected excess deferred tax benefits from the Tax Legislation, also drove an increase in earnings. See Note 22, Regulatory Environment, for more information on the Wisconsin rate orders. These positive impacts were partially offset by higher depreciation and amortization during the third quarter of 2021 and the negative quarter-over-quarter impact from collections of fuel and purchased power costs compared with costs approved in rates.

•A $6.1 million increase in net income attributed to common shareholders at the Illinois segment, driven by lower benefit costs and higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider. These increases in earnings were partially offset by the impact from the change in unrecognized tax benefits recorded during the third quarter of 2020.

•A $3.6 million increase in earnings from the corporate and other segment, driven by the positive quarter-over-quarter impact from charges taken at Wispark during 2020 and lower interest expense. These positive impacts were partially offset by lower net gains from investments held in the Integrys rabbi trust. The investment gains from the rabbi trust offset benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

09/30/2021 Form 10-Q	49	WEC Energy Group, Inc.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income (loss) as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income (loss) by segment for our utility operations during the third quarter of 2021 and 2020:

	Three Months Ended September 30
(in millions)	2021	2020
Wisconsin	$352.8	$349.0
Illinois	40.7	24.5
Other states	(2.2)	(2.0)

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income (loss).

09/30/2021 Form 10-Q	50	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $197.5 million during the third quarter of 2021, representing a $9.9 million, or 5.3%, increase over the same quarter in 2020. The higher earnings were driven by lower benefit costs and an increase in electric margins due to higher retail sales volumes, including the impact of weather. The positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, which includes the recognition of unprotected excess deferred tax benefits from the Tax Legislation, also drove an increase in earnings. See Note 22, Regulatory Environment, for more information on the Wisconsin rate orders. These positive impacts were partially offset by higher depreciation and amortization during the third quarter of 2021 and the negative quarter-over-quarter impact from collections of fuel and purchased power costs compared with costs approved in rates.

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Electric revenues	$1,288.2	$1,215.4	$72.8
Fuel and purchased power	437.7	374.0	(63.7)
Total electric margins	850.5	841.4	9.1

Natural gas revenues	170.4	150.9	19.5
Cost of natural gas sold	87.3	67.1	(20.2)
Total natural gas margins	83.1	83.8	(0.7)

Total electric and natural gas margins	933.6	925.2	8.4

Other operation and maintenance	359.1	363.8	4.7
Depreciation and amortization	184.4	169.7	(14.7)
Property and revenue taxes	37.3	42.7	5.4
Operating income	352.8	349.0	3.8

Other income, net	16.5	15.5	1.0
Interest expense	137.9	139.1	1.2
Income before income taxes	231.4	225.4	$6.0

Income tax expense	33.6	37.5	3.9
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$197.5	$187.6	$9.9

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$169.4	$170.6	$1.2
Transmission (1)	127.8	129.4	1.6
Regulatory amortizations and other pass through expenses (2)	34.4	34.5	0.1
We Power (3)	27.5	29.3	1.8
Total other operation and maintenance	$359.1	$363.8	$4.7

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the three months ended September 30, 2021 and 2020, $122.7 million and $125.0 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2021 Form 10-Q	51	WEC Energy Group, Inc.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the three months ended September 30, 2021 and 2020, $20.4 million and $24.1 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	3,374.1	3,364.4	9.7
Small commercial and industrial (1)	3,527.7	3,409.0	118.7
Large commercial and industrial (1)	3,239.2	3,163.5	75.7
Other	31.3	34.3	(3.0)
Total retail (1)	10,172.3	9,971.2	201.1
Wholesale	744.0	843.6	(99.6)
Resale	1,270.3	1,730.7	(460.4)
Total sales in MWh (1)	12,186.6	12,545.5	(358.9)

(1)Includes distribution sales for customers who purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	56.6	64.4	(7.8)
Commercial and industrial	52.4	55.3	(2.9)
Total retail	109.0	119.7	(10.7)
Transportation	280.5	264.5	16.0
Total sales in therms	389.5	384.2	5.3

	Three Months Ended September 30
	Degree Days
Weather	2021	2020	B (W)
WE and WG (1)
Heating (104 Normal)	22	103	(78.6)%
Cooling (581 Normal)	715	708	1.0%

WPS (2)
Heating (185 Normal)	114	198	(42.4)%
Cooling (389 Normal)	389	471	(17.4)%

UMERC (3)
Heating (311 Normal)	232	339	(31.6)%
Cooling (260 Normal)	270	311	(13.2)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2021 Form 10-Q	52	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $9.1 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the higher electric utility margins were:

•A $14.8 million increase in margins related to higher retail sales volumes, including the impact of weather. As measured by cooling degree days, the third quarter of 2021 was 1.0% warmer than the same quarter in 2020 in the Milwaukee area. Commercial and industrial retail sales volumes also improved during the third quarter of 2021, compared with the same quarter in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $7.5 million increase in margins from other revenues, primarily related to higher revenues from third party use of our assets as well as higher late payment charges during the third quarter of 2021. Our Wisconsin utilities resumed charging late payment charges in late August 2020 after they were suspended by the PSCW beginning March 24, 2020, as a result of the COVID-19 pandemic. See Note 22, Regulatory Environment, for more information.

•Securitization revenues of $3.8 million received during the third quarter of 2021 related to an environmental control charge from WE's retail electric distribution customers. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 9, Long-Term Debt, and Note 19, Variable Interest Entities, for more information. These revenues are all offset in depreciation and amortization as well as interest expense.

•A $0.6 million net increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW. The positive impact of increased rates from the rate orders was partially offset by a $7.5 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 22, Regulatory Environment, for more information.

These increases in margins were partially offset by:

•A $9.8 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is deferred for future recovery or refund to customers.

•Lower margins of $9.7 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $0.7 million during the third quarter of 2021, compared with the same quarter in 2020. The most significant factor impacting the lower natural gas utility margins was lower retail sales volumes, primarily driven by warmer weather during the third quarter of 2021. As measured by heating degree days, the third quarter of 2021 was 78.6% and 42.4% warmer than the same quarter in 2020 in the Milwaukee area and Green Bay area, respectively.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $4.6 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the increase in operating expenses were:

•A $14.7 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $9.9 million increase in electric and natural gas distribution expenses, primarily driven by significant summer storms in 2021.

09/30/2021 Form 10-Q	53	WEC Energy Group, Inc.

•A $4.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

These increases in operating expenses were partially offset by a $23.1 million decrease in benefit costs, primarily due to lower stock-based compensation and deferred compensation costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $1.2 million during the third quarter of 2021, compared with the same quarter in 2020, primarily due to lower interest expense on finance lease liabilities. This decrease was partially offset by interest expense on the ETBs issued by WEPCo Environmental Trust in May 2021, which is offset in revenues. See Note 19, Variable Interest Entities, for more information.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $3.9 million during the third quarter of 2021, compared with the same quarter in 2020. The decrease in income tax expense was due to an approximate $7 million positive impact related to the 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting negative impact in operating income. Partially offsetting this decrease in income tax expense was an increase in pretax income. See Note 11, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $19.1 million during the third quarter of 2021, representing a $6.1 million, or 46.9%, increase over the same quarter in 2020. The increase was driven by lower benefit costs and higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider. These increases in earnings were partially offset by the impact from the change in unrecognized tax benefits recorded during the third quarter of 2020.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$216.2	$221.9	$(5.7)
Cost of natural gas sold	22.4	32.3	9.9
Total natural gas margins	193.8	189.6	4.2

Other operation and maintenance	91.2	109.2	18.0
Depreciation and amortization	55.4	49.9	(5.5)
Property and revenue taxes	6.5	6.0	(0.5)
Operating income	40.7	24.5	16.2

Other income, net	1.9	0.1	1.8
Interest expense	16.5	15.6	(0.9)
Income before income taxes	26.1	9.0	17.1

Income tax expense (benefit)	7.0	(4.0)	(11.0)
Net income attributed to common shareholders	$19.1	$13.0	$6.1

09/30/2021 Form 10-Q	54	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in the line items below	$76.2	$92.6	$16.4
Riders (1)	15.5	17.2	1.7
Regulatory amortizations (1)	(0.5)	(0.6)	(0.1)
Total other operation and maintenance	$91.2	$109.2	$18.0

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	42.8	45.9	(3.1)
Commercial and industrial	24.1	23.0	1.1
Total retail	66.9	68.9	(2.0)
Transportation	87.6	86.1	1.5
Total sales in therms	154.5	155.0	(0.5)

	Three Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (73 Normal)	18	62	(71.0)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $1.7 million impact of the riders referenced in the table above, increased $5.9 million during the third quarter of 2021, compared with the same quarter in 2020. The increase in margins was primarily driven by:

•A $6.2 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

•A $1.6 million increase in late payment charges driven by the reinstatement of late payment charges during 2021 that were suspended by the ICC in 2020 due to the COVID-19 pandemic.

This increase in natural gas utility margins was partially offset by a $3.4 million decrease in fixed charges during the third quarter of 2021, compared with the same quarter in 2020, driven by higher disconnections during the third quarter of 2021, resulting from the expiration of the moratorium on disconnections from 2020 due to a regulatory order from the ICC in response to the COVID-19 pandemic.

See Note 22, Regulatory Environment, for more information.

09/30/2021 Form 10-Q	55	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $10.3 million, net of the impact of the riders referenced in the table above, during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the decrease in operating expenses were:

•A $9.8 million decrease in benefit costs, primarily due to lower pension and stock-based compensation costs.

•A $4.7 million decrease in natural gas distribution maintenance costs, primarily due to the timing of performing certain services.

These decreases in operating expenses were partially offset by a $5.5 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

Other Income, Net

Other income, net at the Illinois segment increased $1.8 million during the third quarter of 2021, compared with the same quarter in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $0.9 million during the third quarter of 2021, compared with the same quarter in 2020, primarily due to the long-term debt issuance of $200.0 million in November 2020.

Income Tax Expense (Benefit)

Income tax expense at the Illinois segment increased $11.0 million as $7.0 million of income tax expense was recorded during the third quarter of 2021, compared with $4.0 million of income tax benefit recorded during the same quarter in 2020. This increase was due to a $6.3 million change in unrecognized tax benefits in 2020 and an increase in pretax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net loss attributed to common shareholders was $2.7 million during the third quarter of 2021, representing a $0.6 million, or 18.2%, decrease in net loss attributed to common shareholders over the same quarter in 2020. The lower net loss was primarily driven by a decrease in interest expense.

09/30/2021 Form 10-Q	56	WEC Energy Group, Inc.

Since the majority of MGU and MERC customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$52.8	$48.3	$4.5
Cost of natural gas sold	21.6	16.9	(4.7)
Total natural gas margins	31.2	31.4	(0.2)

Other operation and maintenance	19.6	20.4	0.8
Depreciation and amortization	9.6	8.5	(1.1)
Property and revenue taxes	4.2	4.5	0.3
Operating loss	(2.2)	(2.0)	(0.2)

Other income, net	0.1	0.2	(0.1)
Interest expense	1.6	2.7	1.1
Loss before income taxes	(3.7)	(4.5)	0.8

Income tax benefit	(1.0)	(1.2)	(0.2)
Net loss attributed to common shareholders	$(2.7)	$(3.3)	$0.6

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line item below	$16.3	$16.4	$0.1
Regulatory amortizations and other pass through expenses (1)	3.3	4.0	0.7
Total other operation and maintenance	$19.6	$20.4	$0.8

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	16.0	14.7	1.3
Commercial and industrial	16.7	14.5	2.2
Total retail	32.7	29.2	3.5
Transportation	183.6	146.8	36.8
Total sales in therms	216.3	176.0	40.3

	Three Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
MERC
Heating (206 Normal)	120	243	(50.6)%

MGU
Heating (113 Normal)	54	131	(58.8)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

09/30/2021 Form 10-Q	57	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins decreased $0.2 million during the third quarter of 2021, compared to the same quarter in 2020. This was primarily driven by a $1.2 million decrease in margin related to MERC's GUIC rider. The GUIC rider allows MERC to recover previously approved GUIC incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates. This decrease was partially offset by a $0.7 million increase related to higher weather normalized volumes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment was flat during the third quarter of 2021, compared to the same quarter in 2020. This includes an increase of $1.1 million in depreciation and amortization related to continued capital investment, offset by a decrease of $0.8 million in operation and maintenance expense, primarily driven by lower benefits expense.

Interest Expense

Interest expense at the other states segment decreased $1.1 million during the third quarter of 2021, compared with the same quarter in 2020, primarily due to the deferral of interest expense related to capital investments made by MGU since its last rate case. See Note 22, Regulatory Environment, for more information.

Income Tax Benefit

Income tax benefit at the other states segment decreased $0.2 million during the third quarter of 2021, compared with the same quarter in 2020, driven by a lower pretax loss.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$27.8	$26.3	$1.5

Net income attributed to common shareholders at our electric transmission segment increased $1.5 million during the third quarter of 2021, compared with the same quarter in 2020. The increase was driven by a $2.2 million increase in equity earnings from transmission affiliates, primarily due to continued capital investment by ATC.

The increase in equity earnings from transmission affiliates was partially offset by a $0.7 million increase in income tax expense during the third quarter of 2021, compared with the same quarter in 2020, driven by an increase in pretax earnings.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$64.4	$62.9	$1.5

Net income attributed to common shareholders at the non-utility energy infrastructure segment increased $1.5 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factor impacting the increase in net income was:

•An $8.4 million decrease in income tax expense primarily due to a $6.4 million increase in PTCs generated in the third quarter of 2021, driven by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively, and lower pretax earnings.

This increase in earnings was partially offset by:

•Higher operating losses of $5.6 million at our Coyote Ridge and Tatanka Ridge wind parks due primarily to transmission outages.

09/30/2021 Form 10-Q	58	WEC Energy Group, Inc.

•A $2.6 million increase in interest expense primarily due to WECI Wind Holding I's debt issuance in December 2020.

The majority of earnings from our ownership interests in the wind parks come in the form of the wind PTCs discussed previously.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2021	2020	B (W)
Net loss attributed to common shareholders	$(16.1)	$(19.7)	$3.6

The net loss attributed to common shareholders at the corporate and other segment decreased $3.6 million during the third quarter of 2021, compared with the same quarter in 2020. The significant factors impacting the lower net loss were:

•A $6.6 million positive impact from operating income at Wispark during the third quarter of 2021, compared with an operating loss during the same quarter in 2020. The change was driven by the positive quarter-over-quarter impact from reductions in the carrying value of certain real estate-related note receivables during 2020 as market and other factors indicated the receivables may not be fully recoverable.

•A $5.7 million decrease in interest expense, driven by the issuance of new debt in the second half of 2020 with lower interest rates than the debt retired during 2020. Also contributing to the decrease was lower interest rates on our short-term and variable-rate long-term debt.

These increases in earnings were partially offset by:

•A $5.8 million decrease in other income, net, due to lower net gains from the investments held in the Integrys rabbi trust during the third quarter of 2021, compared with the same quarter in 2020. The investment gains from the rabbi trust offset benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

• A $4.3 million decrease in income tax benefits during the third quarter of 2021, compared with the same quarter in 2020, driven by a lower pretax loss, and a $2.9 million quarter-over-quarter increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2021

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2021 with the nine months ended September 30, 2020, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2021	2020	B (W)
Wisconsin	$600.3	$564.1	$36.2
Illinois	174.8	152.4	22.4
Other states	24.5	25.8	(1.3)
Electric transmission	82.8	84.8	(2.0)
Non-utility energy infrastructure	204.6	193.2	11.4
Corporate and other	(10.9)	(59.4)	48.5
Net income attributed to common shareholders	$1,076.1	$960.9	$115.2

Diluted Earnings Per Share	$3.40	$3.04	$0.36

09/30/2021 Form 10-Q	59	WEC Energy Group, Inc.

Earnings increased $115.2 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the $115.2 million increase in earnings were:

•A $48.5 million increase in earnings from the corporate and other segment, driven by lower interest expense, an increase in earnings from our equity method investments in technology and energy-focused investment funds, and the positive period-over-period impact from charges taken at Wispark during 2020. A net increase in certain income tax benefits and higher net gains from investments held in the Integrys rabbi trust also contributed to the increase in earnings.

•A $36.2 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric margins due to higher retail sales volumes, including the impact of weather. Lower benefit costs and the positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, which includes the recognition of unprotected excess deferred tax benefits from the Tax Legislation, also drove the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization and an increase in electric and natural gas distribution expenses during the nine months ended September 30, 2021.

•A $22.4 million increase in net income attributed to common shareholders at the Illinois segment, driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower benefit costs also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization during the nine months ended September 30, 2021.

•An $11.4 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs generated in 2021, primarily due to our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively. Partially offsetting this increase were higher operating losses at the Coyote Ridge and Tatanka Ridge wind parks, primarily due to transmission outages.

Expected 2021 Annual Effective Tax Rate

We expect our 2021 annual effective tax rate to be between 13.0% and 14.0%, which includes an estimated 6.0% effective tax rate benefit due to the amortization of unprotected excess deferred taxes in connection with the 2019 Wisconsin rate orders. Excluding this estimated effective tax rate benefit, the expected 2021 range would be between 19.0% and 20.0%.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30
(in millions)	2021	2020
Wisconsin	$1,072.0	$1,053.4
Illinois	283.8	245.6
Other states	36.7	41.4

09/30/2021 Form 10-Q	60	WEC Energy Group, Inc.

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $600.3 million during the nine months ended September 30, 2021, representing a $36.2 million, or 6.4%, increase over the same period in 2020. The higher earnings were driven by an increase in electric margins due to higher retail sales volumes, including the impact of weather. Lower benefit costs and the positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, which includes the recognition of unprotected excess deferred tax benefits from the Tax Legislation, also drove the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization and an increase in electric and natural gas distribution expenses during the nine months ended September 30, 2021.

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Electric revenues	$3,482.0	$3,251.9	$230.1
Fuel and purchased power	1,133.2	957.2	(176.0)
Total electric margins	2,348.8	2,294.7	54.1

Natural gas revenues	1,015.8	819.5	196.3
Cost of natural gas sold	591.6	395.2	(196.4)
Total natural gas margins	424.2	424.3	(0.1)

Total electric and natural gas margins	2,773.0	2,719.0	54.0

Other operation and maintenance	1,047.1	1,044.0	(3.1)
Depreciation and amortization	540.4	502.7	(37.7)
Property and revenue taxes	113.5	118.9	5.4
Operating income	1,072.0	1,053.4	18.6

Other income, net	51.8	44.3	7.5
Interest expense	417.8	422.2	4.4
Income before income taxes	706.0	675.5	30.5

Income tax expense	104.8	110.5	5.7
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholders	$600.3	$564.1	$36.2

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$472.8	$462.5	$(10.3)
Transmission (1)	383.1	388.2	5.1
Regulatory amortizations and other pass through expenses (2)	104.9	103.8	(1.1)
We Power (3)	86.3	89.5	3.2
Total other operation and maintenance	$1,047.1	$1,044.0	$(3.1)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2021 and 2020, $378.1 million and $359.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

09/30/2021 Form 10-Q	61	WEC Energy Group, Inc.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the nine months ended September 30, 2021 and 2020, $72.0 million and $84.7 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2021	2020	B (W)
Customer Class
Residential	8,838.5	8,782.2	56.3
Small commercial and industrial (1)	9,699.6	9,299.0	400.6
Large commercial and industrial (1)	9,365.8	8,734.3	631.5
Other	104.9	113.0	(8.1)
Total retail (1)	28,008.8	26,928.5	1,080.3
Wholesale	2,181.4	2,311.4	(130.0)
Resale	4,552.5	5,152.6	(600.1)
Total sales in MWh (1)	34,742.7	34,392.5	350.2

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	715.0	734.2	(19.2)
Commercial and industrial	439.0	445.9	(6.9)
Total retail	1,154.0	1,180.1	(26.1)
Transportation	1,018.9	979.9	39.0
Total sales in therms	2,172.9	2,160.0	12.9

	Nine Months Ended September 30
	Degree Days
Weather	2021	2020	B (W)
WE and WG (1)
Heating (4,313 Normal)	3,880	4,023	(3.6)%
Cooling (745 Normal)	1,018	931	9.3%

WPS (2)
Heating (4,808 Normal)	4,450	4,644	(4.2)%
Cooling (526 Normal)	631	656	(3.8)%

UMERC (3)
Heating (5,475 Normal)	5,115	5,337	(4.2)%
Cooling (340 Normal)	426	425	0.2%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2021 Form 10-Q	62	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $54.1 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the higher electric utility margins were:

•A $55.8 million increase in margins related to higher sales volumes, including the impact of weather. As measured by cooling degree days, the nine months ended September 30, 2021 were 9.3% warmer than the same period in 2020 in the Milwaukee area. Commercial and industrial retail sales volumes also improved during the nine months ended September 30, 2021, compared with the same period in 2020, due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $13.3 million increase in margins from other revenues, primarily related to higher late payment charges as well as higher revenues from third party use of our assets during the nine months ended September 30, 2021. Our Wisconsin utilities resumed charging late payment charges in late August 2020 after they were suspended by the PSCW beginning March 24, 2020, as a result of the COVID-19 pandemic. See Note 22, Regulatory Environment, for more information.

•Securitization revenues of $4.7 million received during the nine months ended September 30, 2021 related to an environmental control charge from WE's retail electric distribution customers. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 9, Long-Term Debt, and Note 19, Variable Interest Entities, for more information. These revenues are all offset in depreciation and amortization as well as interest expense.

These increases in margins were partially offset by:

•Lower margins of $11.7 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

•An $8.6 million period-over-period negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is deferred for future recovery or refund to customers.

•A $1.8 million net decrease in margins related to the impact of the Wisconsin rate orders approved by the PSCW. The positive impact of increased rates from the rate orders was more than offset by a $22.9 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 22, Regulatory Environment, for more information.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $0.1 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by a $2.8 million negative impact from lower retail sales volumes. This decrease in margins was partially offset by a $2.5 million increase from other revenues, primarily related to higher late payment charges during the nine months ended September 30, 2021, as discussed above under Electric Utility Margins.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $35.4 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in operating expenses were:

•A $37.7 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $13.3 million increase in electric and natural gas distribution expenses, primarily driven by significant summer storms in 2021.

09/30/2021 Form 10-Q	63	WEC Energy Group, Inc.

•An $8.3 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

•A $4.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

•A $3.7 million increase in property and liability insurance premiums.

These increases in operating expenses were partially offset by:

•A $26.0 million decrease in benefit costs, primarily due to lower stock-based compensation.

•A $5.1 million decrease in transmission expense as approved in the PSCW's 2019 rate orders, which were effective January 1, 2020. See the notes under the other operation and maintenance table above for more information.

Other Income, Net

Other income, net at the Wisconsin segment increased $7.5 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $4.4 million during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to lower interest expense on finance lease liabilities and lower interest rates on short-term debt. These decreases in interest expense were partially offset by the interest expense on the ETBs issued by WEPCo Environmental Trust in May 2021, which is offset in revenues.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $5.7 million during the nine months ended September 30, 2021, compared with the same period in 2020. The decrease was primarily due to an approximate $20 million positive impact related to the 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting negative impact in operating income. Partially offsetting this decrease in income tax expense was an increase in pretax income and a decrease in PTCs.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $174.8 million during the nine months ended September 30, 2021, representing a $22.4 million, or 14.7%, increase over the same period in 2020. The increase was driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower benefit costs also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization during the nine months ended September 30, 2021.

09/30/2021 Form 10-Q	64	WEC Energy Group, Inc.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$1,195.1	$930.7	$264.4
Cost of natural gas sold	435.0	212.2	(222.8)
Total natural gas margins	760.1	718.5	41.6

Other operation and maintenance	291.3	306.5	15.2
Depreciation and amortization	162.1	146.0	(16.1)
Property and revenue taxes	22.9	20.4	(2.5)
Operating income	283.8	245.6	38.2

Other income, net	5.0	2.2	2.8
Interest expense	49.6	47.7	(1.9)
Income before income taxes	239.2	200.1	39.1

Income tax expense	64.4	47.7	(16.7)
Net income attributed to common shareholders	$174.8	$152.4	$22.4

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in the line items below	$211.7	$237.2	$25.5
Riders (1)	81.3	71.3	(10.0)
Regulatory amortizations (1)	(1.7)	(2.0)	(0.3)
Total other operation and maintenance	$291.3	$306.5	$15.2

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	572.4	566.8	5.6
Commercial and industrial	226.1	227.5	(1.4)
Total retail	798.5	794.3	4.2
Transport	544.1	552.0	(7.9)
Total sales in therms	1,342.6	1,346.3	(3.7)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
Heating (3,928 Normal)	3,673	3,627	1.3%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

09/30/2021 Form 10-Q	65	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $10.0 million impact of the riders referenced in the table above, increased $31.6 million during the nine months ended September 30, 2021, compared with the same period in 2020. The increase in margins was primarily driven by:

•A $19.1 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

•A $7.9 million increase in late payment charges driven by the reinstatement of late payment charges during 2021 that were suspended by the ICC in 2020 due to the COVID-19 pandemic.

•A $2.5 million increase in the invested capital tax adjustment rider, which did not impact net income as it was offset in property and revenue taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $6.6 million, net of the impact of the riders referenced in the table above, during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the decrease in operating expenses were:

•An $18.8 million decrease in benefit costs, primarily due to lower pension and stock-based compensation costs.

•A $5.4 million decrease in costs associated with the investigation and remediation of the natural gas leak at the Manlove Gas Storage Field. See Part II, Other Information, Item 1. Legal Proceedings, for more information.

These decreases in operating expenses were partially offset by:

•A $16.1 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $2.5 million increase in property and revenue taxes driven by an increase in the invested capital tax related to higher plant placed in service during the nine months ended September 30, 2021, compared with the same period in 2020. This increase was offset in natural gas utility margins.

Other Income, Net

Other income, net at the Illinois segment increased $2.8 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense at the Illinois segment increased $1.9 million during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to the long-term debt issuance of $200.0 million in November 2020.

Income Tax Expense

Income tax expense at the Illinois segment increased $16.7 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by an increase in pretax income and a $6.3 million change in unrecognized tax benefits during 2020.

09/30/2021 Form 10-Q	66	WEC Energy Group, Inc.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $24.5 million during the nine months ended September 30, 2021, representing a $1.3 million, or 5.0%, decrease over the same period in 2020. The decrease was driven by higher operating expenses, including increases in depreciation and amortization and customer service expense. These increases were partially offset by decreases in interest expense and benefit costs.

Since the majority of MGU and MERC customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Natural gas revenues	$358.2	$261.4	$96.8
Cost of natural gas sold	215.7	119.9	(95.8)
Total natural gas margins	142.5	141.5	1.0

Other operation and maintenance	64.0	62.5	(1.5)
Depreciation and amortization	28.2	24.6	(3.6)
Property and revenue taxes	13.6	13.0	(0.6)
Operating income	36.7	41.4	(4.7)

Other income, net	0.6	0.5	0.1
Interest expense	4.6	7.4	2.8
Income before income taxes	32.7	34.5	(1.8)

Income tax expense	8.2	8.7	0.5
Net income attributed to common shareholders	$24.5	$25.8	$(1.3)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line item below	$48.9	$49.9	$1.0
Regulatory amortizations and other pass through expenses (1)	15.1	12.6	(2.5)
Total other operation and maintenance	$64.0	$62.5	$(1.5)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2021	2020	B (W)
Customer Class
Residential	208.5	210.1	(1.6)
Commercial and industrial	127.5	131.6	(4.1)
Total retail	336.0	341.7	(5.7)
Transportation	588.6	529.4	59.2
Total sales in therms	924.6	871.1	53.5

09/30/2021 Form 10-Q	67	WEC Energy Group, Inc.

	Nine Months Ended September 30
	Degree Days
Weather (1)	2021	2020	B (W)
MERC
Heating (5,087 Normal)	4,816	5,029	(4.2)%

MGU
Heating (4,053 Normal)	3,878	3,897	(0.5)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Utility Margins

Natural gas utility margins increased $1.0 million during the nine months ended September 30, 2021, compared with the same period in 2020. This was driven by a $2.3 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements. This increase was partially offset by a $0.6 million decrease in revenues due to lower weather normalized sales volumes and lower late payment charges.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $5.7 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by a $3.6 million increase in depreciation and amortization related to continued capital investment. Other operation and maintenance expense also increased $1.5 million, primarily related to MERC's CIP program, which has an offsetting increase in margins. In addition, customer service expense and bad debt expense increased during the first nine months of 2021, partially offset by a decrease in operating expenses due to effective cost control.

Interest Expense

Interest expense at the other states segment decreased $2.8 million during the nine months ended September 30, 2021, compared with the same period in 2020, primarily due to the deferral of interest expense related to capital investments made by MGU since its last rate case. The decrease was partially offset by MERC and MGU's long-term debt issuances in April 2020 of $50.0 million and $60.0 million, respectively. This increase in debt balances was primarily related to continued capital investments.

Income Tax Expense

Income tax expense at the other states segment decreased $0.5 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by a decrease in pretax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$82.8	$84.8	$(2.0)

Net income attributed to common shareholders at our electric transmission segment decreased $2.0 million during the nine months ended September 30, 2021, compared with the same period in 2020. The decrease was driven by a $6.6 million decrease in equity earnings from transmission affiliates, primarily due to the impact of the FERC order issued in May 2020 addressing complaints related to ATC's ROE. The order resulted in an increase in the base ROE that ATC is allowed to collect, retroactive to November 2013, and increased our equity earnings from ATC by $14.6 million during the nine months ended September 30, 2020. For further discussion of the FERC order, see Factors Affecting Results, Liquidity, and Capital Resources – Other Matters – American

09/30/2021 Form 10-Q	68	WEC Energy Group, Inc.

Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC partially offset the negative period-over-period impact from the FERC order.

The decrease in equity earnings from transmission affiliates was partially offset by a $4.5 million decrease in income tax expense during the nine months ended September 30, 2021, compared with the same period in 2020, driven by $3.3 million of uncertain tax positions recorded in the second quarter of 2020, and a decrease in pretax earnings.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Net income attributed to common shareholders	$204.6	$193.2	$11.4
Net income attributed to common shareholders at the non-utility energy infrastructure segment increased $11.4 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the increase in net income was:

•A $30.0 million decrease in income tax expense primarily due to a $24.3 million increase in PTCs generated in 2021, driven by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively, and lower pretax earnings.

This increase in earnings was partially offset by:

•Higher operating losses of $14.5 million at our Coyote Ridge and Tatanka Ridge wind parks due primarily to transmission outages.

•An $8.1 million increase in interest expense primarily due to WECI Wind Holding I's debt issuance in December 2020.

The majority of earnings from our ownership interests in the wind parks come in the form of the wind PTCs discussed previously.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2021	2020	B (W)
Net loss attributed to common shareholders	$(10.9)	$(59.4)	$48.5

The net loss attributed to common shareholders at the corporate and other segment decreased $48.5 million during the nine months ended September 30, 2021, compared with the same period in 2020. The significant factors impacting the lower net loss were:

•A $27.4 million increase in other income, net, driven by an $18.1 million increase in earnings from our equity method investments in technology and energy-focused investment funds and $6.4 million of higher net gains from the investments held in the Integrys rabbi trust.

•A $24.6 million decrease in interest expense, driven by the issuance of new debt in the second half of 2020 with lower interest rates than the debt retired during 2020. Also contributing to the decrease was lower interest rates on our short-term and variable-rate long-term debt.

•A $9.6 million positive impact from operating income at Wispark during the nine months ended September 30, 2021, compared with an operating loss during the same period in 2020. The change was driven by the positive period-over-period impact from reductions in the carrying value of certain real estate-related note receivables during 2020 as market and other factors indicated these receivables may not be fully recoverable. Higher gains on the sale of land during the nine months ended September 30, 2021 also contributed to the increase in operating income.

These drivers of the lower net loss were partially offset by a $13.1 million decrease in income tax benefits during the nine months ended September 30, 2021, compared with the same period in 2020, driven by a lower pretax loss and a $5.7 million decrease in excess tax benefits recognized related to stock option exercises. These decreases in income tax benefits were partially offset by a

09/30/2021 Form 10-Q	69	WEC Energy Group, Inc.

$7.6 million decrease in uncertain tax positions and a $3.3 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, during the nine months ended September 30, 2021, compared with the same period in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$2,006.7	$1,949.7	$57.0
Investing activities	(1,688.7)	(1,563.1)	(125.6)
Financing activities	(281.4)	(407.7)	126.3

Operating Activities

Net cash provided by operating activities increased $57.0 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by:

•A $233.9 million increase in cash due to higher collateral received from counterparties, driven by an increase in the fair value of our natural gas derivative assets during the nine months ended September 30, 2021, compared with the same period in 2020.

•A $24.1 million increase in cash related to higher overall collections from customers as a result of an increase in sales volumes during the nine months ended September 30, 2021, compared with the same period in 2020. This increase was driven by favorable weather and continued economic recovery in Wisconsin from the COVID-19 pandemic. In addition, we continued to recover natural gas costs from our customers related to the extreme weather conditions that occurred in February 2021 in accordance with various orders from our commissions. We expect to recover the majority of these increased gas costs by the end of 2021 through our existing recovery mechanisms. See Note 22, Regulatory Environment, for more information on the recovery of these natural gas costs.

•A $21.5 million increase in cash due to lower cash paid for interest during the nine months ended September 30, 2021, compared with the same period in 2020, driven by the issuance of new debt with lower interest rates than the debt that was retired, as well as lower interest rates on our short-term and variable-rate long-term debt.

These increases in net cash provided by operating activities were partially offset by:

•A $158.0 million decrease in cash due to higher payments for fuel and purchased power at our plants during the nine months ended September 30, 2021, compared with the same period in 2020. Natural gas costs increased significantly throughout the central part of the country in February 2021 related to extreme weather conditions. In addition to costs related to the extreme weather conditions in February 2021, we incurred higher natural gas costs throughout the nine months ended September 30, 2021, compared with the same period in 2020 as a result of an increase in the price of natural gas. Higher coal costs also drove higher payments for fuel used at our plants.

•A $67.8 million decrease in cash from higher payments for operating and maintenance expenses. During the nine months ended September 30, 2021, our payments were higher for transmission, storm restoration, and customer service.

Investing Activities

Net cash used in investing activities increased $125.6 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by:

•The acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.8 million. See Note 2, Acquisitions, for more information.

09/30/2021 Form 10-Q	70	WEC Energy Group, Inc.

•Insurance proceeds received of $22.2 million for property damage during the nine months ended September 30, 2020. See Note 6, Property, Plant, and Equipment, for more information.

•A $9.2 million increase in cash paid for capital expenditures during the nine months ended September 30, 2021, compared with the same period in 2020, which is discussed in more detail below.

These increases in net cash used in investing activities were partially offset by:

•Capital contributions paid to transmission affiliates of $15.2 million during the nine months ended September 30, 2020. See Note 17, Investment in Transmission Affiliates, for more information. There were no payments to transmission affiliates during the nine months ended September 30, 2021.

•An $11.8 million increase in proceeds received from the sale of assets during the nine months ended September 30, 2021, compared with the same period in 2020.

Capital Expenditures

Capital expenditures by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2021	2020	Change in 2021 Over 2020
Wisconsin	$1,028.5	$992.7	$35.8
Illinois	387.9	494.7	(106.8)
Other states	64.5	104.7	(40.2)
Non-utility energy infrastructure	136.7	12.7	124.0
Corporate and other	10.3	13.9	(3.6)
Total capital expenditures	$1,627.9	$1,618.7	$9.2

The increase in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2021, compared with the same period in 2020, was primarily driven by higher capital expenditures related to upgrades to WE's natural gas distribution system, repairs and restoration of WE's PSB driven by the significant rain event, and WPS's Crane Creek during the nine months ended September 30, 2021. See Note 6, Property, Plant, and Equipment, for more information on the PSB. These increases were partially offset by lower payments for capital expenditures related to Two Creeks, Badger Hollow I, an information technology project created to improve the billing, call center, and credit collection functions, upgrades to WG's gas distribution system, and upgrades of WPS's automated meter reading devices during the nine months ended September 30, 2021.

The decrease in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2021, compared with the same period in 2020, was primarily driven by lower capital expenditures related to facilities projects, upgrades at the Manlove Gas Storage Field, and upgrades to the natural gas distribution system during the nine months ended September 30, 2021.

The decrease in cash paid for capital expenditures at the other states segment during the nine months ended September 30, 2021, compared with the same period in 2020, was primarily driven by a decrease in installations of automated meter reading devices during the nine months ended September 30, 2021.

The increase in cash paid for capital expenditures at the non-utility energy infrastructure segment during the nine months ended September 30, 2021, compared with the same period in 2020, was primarily driven by the construction of Jayhawk. See Note 2, Acquisitions, for more information about Jayhawk.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

09/30/2021 Form 10-Q	71	WEC Energy Group, Inc.

Financing Activities

Net cash used in financing activities decreased $126.3 million during the nine months ended September 30, 2021, compared with the same period in 2020, driven by:

•A $471.3 million increase in cash due to $71.5 million of net borrowings of commercial paper during the nine months ended September 30, 2021, compared with $399.8 million of net repayments of commercial paper during the same period in 2020.

•A $208.8 million increase in cash due to higher issuances of long-term debt during the nine months ended September 30, 2021, compared with the same period in 2020.

•A $126.4 million increase in cash due to lower repayments of long-term debt during the nine months ended September 30, 2021, compared with the same period in 2020.

•A $41.0 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during the nine months ended September 30, 2021, compared with the same period in 2020, to satisfy requirements of our stock-based compensation plans.

•The acquisition of an additional 10% ownership interest in Upstream in April 2020 for $31.0 million. See Note 2, Acquisitions, for more information.

These increases in cash were partially offset by:

•A $680.0 million decrease in cash due to a $340.0 million repayment of a 364-day term loan during the nine months ended September 30, 2021, compared with its issuance during the same period in 2020, to enhance our liquidity position in response to the COVID-19 pandemic.

•A $42.7 million decrease in cash due to higher dividends paid on our common stock during the nine months ended September 30, 2021, compared with the same period in 2020. In January 2021, our Board of Directors increased our quarterly dividend by $0.045 per share (7.1%) effective with the March 2021 dividend payment.

•A $16.8 million decrease in cash related to the number of stock options exercised during the nine months ended September 30, 2021, compared with the same period in 2020.

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

09/30/2021 Form 10-Q	72	WEC Energy Group, Inc.

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

The following table shows our capitalization structure as of September 30, 2021, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$10,908.5	$11,158.5
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	13,174.8	12,924.8
Short-term debt	1,508.9	1,508.9
Total capitalization	$25,622.6	$25,622.6

Total debt	$14,683.7	$14,433.7

Ratio of debt to total capitalization	57.3%	56.3%

Included in long-term debt on our balance sheet as of September 30, 2021, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Working Capital

As of September 30, 2021, our current liabilities exceeded our current assets by $1.3 billion. We do not expect this to have any impact on our liquidity since we believe we have adequate back-up lines of credit in place for our ongoing operations. We also believe that we can access the capital markets to finance our construction programs and to refinance current maturities of long-term debt, if necessary.

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

In September 2021, Moody's changed the rating outlook for WG to negative from stable as a result of the decision to defer its next base rate case. The change in rating outlook has not had, and we do not believe that it will have, a material impact on our ability to access capital markets. Moody's affirmed WG's ratings including its A3 senior unsecured rating and its P-2 short term rating for commercial paper. See See Note 22, Regulatory Environment, for more information on the rate case delay.

09/30/2021 Form 10-Q	73	WEC Energy Group, Inc.

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

If we are unable to successfully take actions to manage any additional impacts from the COVID-19 pandemic, the credit rating agencies could place our or our other subsidiaries’ credit ratings on negative outlook or downgrade our or our subsidiaries' credit ratings. Any such actions by credit rating agencies may make it more difficult and costly for us and our subsidiaries to issue future debt securities and certain other types of financing and could increase borrowing costs under our and our subsidiaries’ credit facilities.

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

(in millions)	2021 (1)	2022	2023
Wisconsin	$1,436.5	$2,131.7	$2,148.0
Illinois	531.4	573.1	586.8
Other states	104.4	119.1	103.6
Non-utility energy infrastructure	353.5	870.8	325.7
Corporate and other	19.9	22.0	17.5
Total	$2,445.7	$3,716.7	$3,181.6

(1)This includes actual capital expenditures already incurred in 2021, as well as estimated capital expenditures for the remainder of the year.

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

•In February 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $385 million, with construction expected to begin in 2022 and completed by the end of 2023.

09/30/2021 Form 10-Q	74	WEC Energy Group, Inc.

•WE and WPS have received approval to accelerate capital investments in two wind parks. The investment is expected to be approximately $154 million to repower major components of Blue Sky Green Field Wind Park and Crane Creek, which are expected to be completed by the end of 2022.

•In March 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $400 million, with construction expected to begin in late 2021 and completed by the end of 2023.

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

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, WE and WPS will collectively own 270 MW of solar generation and 149 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $585 million, with construction expected to begin in late 2022 and completed by the second quarter of 2024.

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

WE constructed approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, which was approved by the PSCW in June 2020, was designated as the Lakeshore Lateral Project. The cost of the project was approximately $130 million. Construction for the project began in December 2020 and was completed in October 2021.

WE and WG each plan to construct its own LNG facility. Subject to PSCW approval, each facility would provide approximately one billion cubic foot of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. If approved, construction is expected to begin by the end of 2021 with commercial operation for the LNG facilities targeted for the end of 2023.

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

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $105 million from 2021 through 2023. We do not expect to make any contributions to ATC Holdco during that period.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019 and Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks – United States Department of Commerce Complaint, for additional information on the impacts to our capital projects as a result of the COVID-19 pandemic and the DOC complaint that could impact our solar projects, respectively.

09/30/2021 Form 10-Q	75	WEC Energy Group, Inc.

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

Contractual Obligations

For information about our commitments, see Contractual Obligations in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Requirements in our 2020 Annual Report on Form 10-K. There were no material changes to our commitments outside the ordinary course of business during the nine months ended September 30, 2021.

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

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the WHO and the CDC and has spread globally, including throughout the United States. There are still questions regarding the extent and duration of the COVID-19 pandemic itself, as well as the measures currently in place to try to contain the virus. Shelter-in-place and other orders limiting the capacity of various businesses that were in effect for our service territories have now expired. Similar orders could be adopted in the future depending on how the virus continues to mutate and spread. The effects of the COVID-19 pandemic and related government responses significantly disrupted economic activity in our service territories in 2020 and continue to impact our results in 2021.

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

Allowance for Credit Losses

We evaluate the collectability of our accounts receivable and unbilled revenue balances considering a combination of factors. Risks identified that we do not believe are reflected in historical reserve percentages are assessed on a quarterly basis to determine whether further adjustments are required. Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, have caused a higher percentage of our accounts receivable to become uncollectible. Although impacts on our results of operations related to uncollectible receivable balances are mitigated by regulatory mechanisms and certain COVID-19 specific regulatory orders we have received, the increase in past due receivables we experienced resulted in higher working capital requirements. However, with normal collection practices now

09/30/2021 Form 10-Q	76	WEC Energy Group, Inc.

underway in all of our service territories, our working capital position has improved in the third quarter from where we were at the end of the first and second quarters of 2021.

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

We continue to provide our employees with educational information regarding the COVID-19 vaccine and will be providing incentives and imposing surcharges on our medical plan to encourage employees to obtain the vaccine. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors such as any updated CDC guidelines, the Delta variant, any increases in COVID-19 cases in our service territories, and the overall level of risk to our employees and customers.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

09/30/2021 Form 10-Q	77	WEC Energy Group, Inc.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the regulatory and legislative matters described below. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2020 Annual Report on Form 10-K for a discussion of other significant risks applicable to us.

Regulatory and Legislative Matters

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

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of September 30, 2021, costs incurred for this project at PGL are still subject to approval by the ICC. WPS, NSG, MGU and MERC received approval to recover these costs in their most recent rate orders.

•In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2021, PGL filed its 2020 reconciliation with the ICC, which, along with the 2019, 2018, 2017, and 2016 reconciliations, are still pending. As of September 30, 2021, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 22, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Climate and Equitable Jobs Act

On September 15, 2021, the state of Illinois signed into law the Climate and Equitable Jobs Act. This new legislation includes, among other things, a path for Illinois to move towards 100% clean energy, expanded commitments to energy efficiency and renewable energy, additional consumer protections, and expanded ethics reform. The provisions in this legislation with the potential to have the most significant financial impact on PGL and NSG relate to the new consumer protection requirements. Effective January 1, 2023, natural gas utilities will no longer be allowed to charge late payment fees to low-income residential customers. In addition, effective September 15, 2021, the new legislation prohibits utilities from charging customers a fee when they elect to pay for service with a credit card. Instead, utilities will be required to seek recovery of costs incurred to process credit card payments through a rate proceeding or by establishing a recovery mechanism. On October 27, 2021, PGL and NSG filed requests with the ICC for approval of a

09/30/2021 Form 10-Q	78	WEC Energy Group, Inc.

TPTFA rider. The proposed TPTFA rider would allow PGL and NSG to recover the costs incurred for third-party transaction fees. See Note 22, Regulatory Environment, for more information on the proposed rider.

We are currently evaluating the impact this legislation may have on our future results of operations.

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claim that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. On October 13, 2021, in its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. The DOC has indicated it will make its decision within 45 days of receiving the response. If imposed, the new tariffs are expected to disrupt the United States' supply of solar modules and could impact the cost and timing of our solar projects.

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

09/30/2021 Form 10-Q	79	WEC Energy Group, Inc.

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2020 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill Impairment

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2021. No impairments were recorded as a result of these tests.

09/30/2021 Form 10-Q	80	WEC Energy Group, Inc.

Our reporting units had the following goodwill balances at July 1, 2021:

(in millions, except percentages)	Goodwill	Percentage of Total Goodwill
Wisconsin	$2,104.3	68.9%
Illinois	758.7	24.9%
Other states	183.2	6.0%
Bluewater	6.6	0.2%
Total goodwill	$3,052.8	100.0%

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

Key assumptions used in the income approach include ROEs, the long-term growth rates used to determine the terminal values at the end of the discrete forecast period, and the discount rates. The discount rate is applied to estimated future cash flows and is one of the most significant assumptions used to determine fair value under the income approach. As interest rates rise, the calculated fair values will decrease. The discount rate is based on the weighted-average cost of capital for each reporting unit, taking into account both the after-tax cost of debt and cost of equity. The terminal year ROE for each utility is driven by its current allowed ROE. The terminal growth rate is based primarily on a combination of historical and forecasted statistics for real gross domestic product and personal income for each utility service area.

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

See Note 16, Goodwill and Intangibles, for more information.

09/30/2021 Form 10-Q	81	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2021 Form 10-Q	82	WEC Energy Group, Inc.

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

Environmental Matters

Manlove Field Matter

In September 2017, the Illinois Department of Natural Resources, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to contain the leak after it was discovered. The leak resulted in the migration of natural gas from the well to the Mahomet Aquifer located in central Illinois and impacted residential freshwater wells. PGL has been working with residents potentially impacted by the natural gas leak and the Illinois state agencies, to investigate and remediate the impacts of the natural gas leak to the Mahomet Aquifer. In October 2017, the Illinois AG filed a complaint against PGL alleging certain violations of the Illinois Environmental Protection Act and the Oil and Gas Act. PGL entered into an Agreed Interim Order with the State of Illinois in October 2017 and a First Amended Agreed Interim Order in September 2019 whereby PGL agreed, among other things, to continue actions it was already undertaking proactively, including the submittal of a GMZ application to the IEPA. A supplemental filing was sent to the IEPA in December 2019. In September 2020, the IEPA sent PGL a letter conditionally approving the GMZ application. During late 2020 and throughout 2021, PGL has taken steps to implement the requirements of the approved GMZ project.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2020 Annual Report on Form 10-K.

09/30/2021 Form 10-Q	83	WEC Energy Group, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2021:

Issuer Purchases of Equity Securities
2021	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	64	$89.51	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30	—	—	—	—
Total (1)	64	$89.51	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2021 Form 10-Q	84	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 4, 2021	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2021 Form 10-Q	85	WEC Energy Group, Inc.