Form 10-K
period 2021-12-31
WEC ENERGY GROUP, INC.
filed 2022-02-24
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐    No ☒

The aggregate market value of the common stock of WEC Energy Group, Inc. held by non-affiliates was $28.1 billion based upon the reported closing price of such securities as of June 30, 2021.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2022):

Common Stock, $.01 par value, 315,434,531 shares outstanding

Documents incorporated by reference:

Portions of WEC Energy Group, Inc.'s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders, to be held on May 5, 2022, are incorporated by reference into Part III hereof.

WEC ENERGY GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2021

2021 Form 10-K	i	WEC Energy Group, Inc.

2021 Form 10-K	ii	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
ATC Holding	ATC Holding LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bluewater Gas Storage	Bluewater Gas Storage, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PELLC	Peoples Energy, LLC
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind, LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECC	Wisconsin Energy Capital Corporation
WECI	WEC Infrastructure LLC
WECI Wind Holding I	WEC Infrastructure Wind Holding I LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IDNR	Illinois Department of Natural Resources
IEPA	Illinois Environmental Protection Agency
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification

2021 Form 10-K	iii	WEC Energy Group, Inc.

ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PCB	Polychlorinated Biphenyl
SO2	Sulfur Dioxide
VN	Violation Notice
WOTUS	Waters of the United States

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
MDth	One Thousand Dekatherms
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
2013 Junior Notes	Integrys Holding, Inc.'s 6.00% Junior Notes Due August 1, 2073
AG	Attorney General
AMI	Advanced Metering Infrastructure
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
Blue Sky	Blue Sky Green Field Wind Park
CDC	Centers for Disease Control and Prevention
CFR	Code of Federal Regulations
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
COVID-19	Coronavirus Disease – 2019
Crane Creek	Crane Creek Wind Park
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2021-2025
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended

2021 Form 10-K	iv	WEC Energy Group, Inc.

Executive Order 13990	Executive Order 13990 of January 20, 2021 - Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
GUIC	Gas Utility Infrastructure Costs
Holding Company Act	Wisconsin Utility Holding Company Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
OC 5	Oak Creek Power Plant Unit 5
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PUHCA 2005	Public Utility Holding Company Act of 2005
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
QIP	Qualifying Infrastructure Plant
RCC	Replacement Capital Covenant (dated May 11, 2007)
REC	Renewable Energy Certificate
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization
Sapphire Sky	Sapphire Sky Wind Energy LLC
SMP	Safety Modernization Program
SPC	COVID-19 Special Purpose Charge
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
Tilden	Tilden Mining Company
TPTFA	Third-Party Transaction Fee Adjustment
Two Creeks	Two Creeks Solar Park
VAPP	Valley Power Plant
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

2021 Form 10-K	v	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in Item 1A. Risk Factors and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, including climate change, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including climate change, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of health pandemics, including the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•The impact of recent and future federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the expiration and non-renewal of the QIP rider, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including those that affect our ability to use PTCs and ITCs;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions, future inflation, and other factors;

•Factors affecting the implementation of our CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, the feasibility of competing generation projects, and our ability to execute our capital plan;

2021 Form 10-K	1	WEC Energy Group, Inc.

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

•The risk associated with the values of goodwill, other intangible assets, long-lived assets, and equity method investments, and their possible impairment;

•Potential business strategies to acquire and dispose of assets or businesses, which cannot be assured to be completed timely or within budgets, and legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's public utility holding company law;

•The timing and outcome of any audits, disputes, and other proceedings related to taxes;

•The effect of accounting pronouncements issued periodically by standard-setting bodies; and

2021 Form 10-K	2	WEC Energy Group, Inc.

•Other considerations disclosed elsewhere herein and in other reports we file with the SEC or in other publicly disseminated written documents.

Except as may be required by law, we expressly disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

2021 Form 10-K	3	WEC Energy Group, Inc.

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

WEC Energy Group, Inc.

We were incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. On June 29, 2015, we acquired 100% of the outstanding common shares of Integrys and changed our name to WEC Energy Group, Inc. Our wholly owned subsidiaries provide or invest in regulated natural gas and electricity, and renewable energy, as well as nonregulated renewable energy. We have an approximately 60% equity interest in ATC (an electric transmission company operating in Illinois, Michigan, Minnesota, and Wisconsin). At December 31, 2021, we had six reportable segments, which are discussed below. For additional information about our reportable segments, see Note 22, Segment Information.

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

Investors should note that WEC Energy Group announces material financial information in SEC filings, press releases, and public conference calls. In accordance with SEC guidelines, WEC Energy Group also uses the "Investors" tab on its website, www.wecenergygroup.com to communicate with investors. It is possible that the financial and other information posted there could be deemed material information. The information on WEC Energy Group's website is not part of this document.

B. UTILITY ENERGY OPERATIONS

Wisconsin Segment

The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

Electric Utility Operations

For the periods presented in this Annual Report on Form 10-K, our electric utility operations included operations of WE, WPS, and UMERC.

•WE generates and distributes electric energy to customers located in southeastern Wisconsin (including the metropolitan Milwaukee area), east central Wisconsin, and northern Wisconsin. WE also served an iron ore mine customer, Tilden, in the Upper Peninsula of Michigan, through March 31, 2019 when Tilden became a customer of UMERC. In 2021, WE's consolidated revenues also include securitization revenues collected from customers as servicer of environmental control property owned by

2021 Form 10-K	4	WEC Energy Group, Inc.

its subsidiary WEPCo Environmental Trust. For more information on WEPCo Environmental Trust, see Note 23, Variable Interest Entities.

•WPS generates and distributes electric energy to customers located in northeastern and central Wisconsin.

•UMERC generates and distributes electric energy to customers located in the Upper Peninsula of Michigan. UMERC began generating electricity when its new natural gas-fired generation achieved commercial operation on March 31, 2019.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2021, 2020, and 2019, see Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers, and distribution sales to those customers who switched to an alternative electric supplier in the Upper Peninsula of Michigan. In 2021, retail revenues accounted for 91.8% of total electric operating revenues, wholesale revenues accounted for 3.5% of total electric operating revenues, and resale revenues accounted for 3.6% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on MWh sales by customer class.

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

Electric Sales Forecast

Our service territory experienced higher weather-normalized retail electric sales in 2021, as compared with 2020, due to a partial recovery from the impact of the first year of the COVID-19 pandemic. We currently forecast retail electric sales volumes, excluding the Tilden mine located in the Upper Peninsula of Michigan, to grow between 0.5% and 1.0% over the next five years, assuming normal weather. Electric peak demand is expected to be flat over the next five years.

2021 Form 10-K	5	WEC Energy Group, Inc.

Customers

	Year Ended December 31
(in thousands)	2021	2020	2019
Electric customers – end of year
Residential	1,460.4	1,455.7	1,446.0
Small commercial and industrial	175.8	175.8	174.6
Large commercial and industrial	0.8	0.8	0.9
Wholesale and other	1.6	3.0	2.7
Total electric customers – end of year	1,638.6	1,635.3	1,624.2

Steam customers – end of year	0.4	0.4	0.4

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, metal mining, paper, governmental, health services, food products, and real estate.

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

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2022:

	Estimate (1)	Actual
	2022	2021	2020	2019
Company-owned generation units:
Coal (2)	33.3%	35.5%	31.1%	36.3%
Natural gas:
Combined cycle	18.9%	24.6%	27.8%	26.8%
Steam turbine	0.7%	0.8%	1.0%	0.8%
Natural gas/oil peaking units	1.8%	3.1%	2.4%	0.9%
Renewables (3)	5.9%	4.8%	5.3%	4.4%
Total company-owned generation units	60.6%	68.8%	67.6%	69.2%
Power purchase contracts:
Nuclear	21.1%	19.0%	19.5%	19.8%
Natural gas	1.3%	1.9%	1.9%	1.8%
Renewables (3)	2.4%	1.9%	1.9%	2.0%
Other	—%	0.1%	1.7%	1.8%
Total power purchase contracts	24.8%	22.9%	25.0%	25.4%
Purchased power from MISO	14.6%	8.3%	7.4%	5.4%
Total purchased power	39.4%	31.2%	32.4%	30.8%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2021 NYMEX.

(2)    In 2021, we used more coal generation for electric supply, compared with 2020. Even though coal costs also increased in 2021, it was still more cost effective than natural gas due to increased natural gas prices in 2021. We still anticipate using less coal in the future as we plan to achieve

2021 Form 10-K	6	WEC Energy Group, Inc.

our emission reduction goals through the addition of renewable generation and eventual closure of existing coal generating facilities if approved by regulators.

(3)    Includes hydroelectric, biomass, solar, and wind generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 7,751 MW of generation capacity, including wholly owned and jointly owned facilities. We Power's generating units are also included in the generation capacity. Our facilities include coal-fired plants, natural gas-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

In November 2021, we added to our electrical generation portfolio when Badger Hollow I, a new utility scale solar facility with a 150 MW nameplate capacity in Iowa County, Wisconsin, achieved commercial operation. WPS owns 100 MW of Badger Hollow I.

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

In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, we are exploring co-firing with natural gas at our ERGS coal-fired units. By the end of 2030, we expect our use of coal will account for less than 5% of the power we supply to our customers, and we believe we will be in a position to eliminate coal as an energy source by 2035.

We already have retired more than 1,800 MW of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8 and the jointly-owned Columbia Units 1-2.

In August 2021, the PSCW approved pilot programs for WE and WPS to install and maintain EV charging equipment for customers at their homes or businesses. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, we pledged to expand the EV charging network within the service territories of our electric utilities. In doing so, we joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition we joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on the ESG Progress Plan.

Renewable Generation

Our electric utilities meet a portion of their electric generation supply with various renewable energy resources, including wind, solar, hydroelectric, and biomass. This helps our electric utilities maintain compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

2021 Form 10-K	7	WEC Energy Group, Inc.

In December 2018, WE received approval from the PSCW for the Dedicated Renewable Energy Resource pilot program, a program for large commercial and industrial customers who wish to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

Wind

In January 2022, WPS, along with an unaffiliated utility, received approval from the PSCW to acquire the Red Barn
Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. Construction of the project is expected to be completed by the end of 2022.

In September 2021, WE and WPS received approval to accelerate capital investments to repower major components of Blue Sky and Crane Creek wind parks, which are expected to be completed by the end of 2022.

Solar and Battery Storage

As part of our commitment to invest in zero-carbon generation, we have filed applications with the PSCW for approval to invest in 675 MW of utility-scale solar and 316 MW of battery storage within our Wisconsin segment, including the following:

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, WE and WPS will collectively own 270 MW of solar generation and 149 MW of battery storage of this project. If approved, construction of the project is expected to be completed by the second quarter of 2024.

•In March 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. If approved, construction of the project is expected to be completed by the end of 2023.

•In February 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. If approved, construction of the project is expected to be completed by the end of 2023.

We have received approval from the PSCW to invest in 135 MW of utility-scale solar projects within our Wisconsin segment, including the following:

•In August 2019, WE partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin and is expected to enter commercial operation in the first quarter of 2023. Once constructed, WE will own 100 MW of this project.

•In December 2018, WE received approval from the PSCW for the Solar Now pilot program, which is expected to add 35 MW of solar generation to WE's portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 21 Solar Now projects and currently has another three under construction, together totaling more than 27 MW.

2021 Form 10-K	8	WEC Energy Group, Inc.

Natural Gas-Fired Generation

We have filed applications with the PSCW for approval to invest in 464.5 MW of natural gas-fired generation within our Wisconsin segment, including the following:

•In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, WPS or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a new, combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, the transaction is expected to close in the second quarter of 2023.

•In December 2021, WE and WPS filed an application with the PSCW for approval to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. If approved, the transaction is expected to close in January 2023.

•In April 2021, WE and WPS filed an application with the PSCW for the approval to construct a 128 MW natural gas-fired generation facility at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. If approved, construction of the project is expected to be completed by the end of 2023.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has an 18.3% installed capacity reserve margin requirement for the planning year from June 1, 2021, through May 31, 2022, and a 17.9% installed capacity reserve margin requirement for the planning year from June 1, 2022, through May 31, 2023. MISO's short-term reserve margin requirements experience year-to-year fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

Michigan legislation requires all electric providers to demonstrate to the MPSC that they have adequate resources to serve the anticipated needs of their customers for a minimum of four consecutive planning years beginning in the upcoming planning year June 1, 2022, through May 31, 2023. The MPSC has established future planning reserve margin requirements based on the same study conducted by MISO that determines the short-term reserve margin requirements.

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

Fuel and Purchased Power Costs

Our retail electric rates in Wisconsin are established by the PSCW and include base amounts for fuel and purchased power costs. The electric fuel rules set by the PSCW generally allow us to defer, for subsequent rate recovery or refund, under- or over-collections of actual fuel and purchased power costs beyond a 2% price variance from the costs included in the rates charged to customers. Prudently incurred fuel and purchased power costs are recovered dollar-for-dollar from our Michigan retail electric customers. For more information about the fuel rules, see E. Regulation.

2021 Form 10-K	9	WEC Energy Group, Inc.

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2021	2020	2019
Coal	$21.06	$20.16	$22.77
Natural gas combined cycle	24.55	16.24	19.55
Natural gas/oil peaking units	76.96	39.37	51.80
Biomass	86.24	130.76	102.99
Purchased power	50.88	43.50	42.53

WE and WPS purchase coal under long-term contracts, which helps with price stability. In the past, coal and associated transportation services were exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. WE and WPS have PSCW approval for a hedging program to moderate this volatility exposure. This program allows them to hedge, over a 36-month period, up to 75% of their potential risks related to rail transportation fuel surcharge exposure. The results of this hedging program, when used, are reflected in the average costs of fuel and purchased power.

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

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2022, approximately 99% of our total projected coal requirements of 7.5 million tons are contracted under fixed-price contracts. See Note 24, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows.

(in thousands)	Annual Tonnage
2022	7,373
2023	4,800
2024	2,250

Coal Deliveries

All of our coal requirements are expected to be shipped by unit trains that we own or lease under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming and Pennsylvania. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities.

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties consist of 1,133 MW per year for 2022 through 2026, which exclude planning capacity purchases. Each of these amounts include 1,033 MW per year related to a long-term PPA for electricity generated by Point Beach. Through our ESG Progress Plan, we retired some of our older, less efficient coal-fired generation in 2018 and 2019. To procure additional planning capacity, we purchased capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW, MPSC, and MISO.

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

2021 Form 10-K	10	WEC Energy Group, Inc.

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2021, 2020, and 2019, see Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our combined Wisconsin service territories experienced slightly lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2021 as compared to 2020 due to the impact of a full year of the COVID-19 pandemic in 2021 and higher natural gas prices. We currently forecast retail natural gas delivery volumes to grow at a rate between 0.7% and 1.0% over the next five years, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2021	2020	2019
Customers – end of year
Residential	1,353.2	1,346.9	1,336.6
Commercial and industrial	131.8	132.3	131.5
Transport	3.5	3.4	3.2
Total customers	1,488.5	1,482.6	1,471.3

Natural Gas Supply, Pipeline Capacity and Storage

We have been able to meet our contractual obligations with both our suppliers and our customers. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

Pipeline Capacity and Storage

The interstate pipelines serving Wisconsin access supply from natural gas producing areas in the Southern and Eastern United States, along with western Canada. We have contracted for long-term firm capacity from a number of these sources. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

Due to variations in natural gas usage in Wisconsin, our Wisconsin natural gas utilities have also contracted for substantial underground storage capacity, primarily in Michigan. WE, WPS, and WG have entered into long-term service agreements for approximately 95% of a wholly owned subsidiary of Bluewater's natural gas storage. Bluewater owns natural gas storage facilities in Michigan and provides approximately one-third of the current storage needs for our Wisconsin natural gas utilities. We target storage inventory levels at approximately 40% of forecasted demand for November through March. Diversity of natural gas supply enables us to manage significant changes in demand and to optimize our overall natural gas supply and capacity costs. We generally inject natural gas into storage during the spring and summer months and withdraw it in the winter months.

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

2021 Form 10-K	11	WEC Energy Group, Inc.

times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRMs. For information on the GCRMs, see Note 1(d), Operating Revenues.

To ensure a reliable supply of natural gas during peak winter conditions, we have LNG and propane facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers. In addition to their existing facilities, WE and WG each plan to construct an additional LNG facility. Each facility would provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. Commercial operation of the WE and WG LNG facilities are targeted for the end of 2023 and 2024, respectively.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Wisconsin segment natural gas utilities' forecasted design peak-day throughput is 35.2 million therms for the 2021 through 2022 heating season. Our Wisconsin segment natural gas utilities' peak daily send-out during 2021 was 23.9 million therms on February 14, 2021.

Natural Gas Supply

We have contracts with suppliers for natural gas acquired in the Chicago, Illinois market hub and in some of the producing areas discussed above. The pricing of the term contracts is based upon first of the month indices.

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

Illinois Utilities Operating Statistics

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2021, 2020, and 2019, see Note 4, Operating Revenues.

2021 Form 10-K	12	WEC Energy Group, Inc.

Customers

	Year Ended December 31
(in thousands)	2021	2020	2019
Customers – end of year
Residential	904.5	895.9	870.6
Commercial and industrial	71.5	71.4	71.8
Transport	68.3	74.8	88.7
Total customers	1,044.3	1,042.1	1,031.1

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Illinois utilities' forecasted design peak-day throughput is 25.9 million therms for the 2021 through 2022 heating season. Our Illinois utilities' peak daily send-out during 2021 was 18.0 million therms on February 14, 2021.

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

2021 Form 10-K	13	WEC Energy Group, Inc.

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

Other States Segment

Our other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC related to servicing appliances for customers. MERC serves customers in various cities and communities throughout Minnesota, and MGU serves customers in southern and western Michigan. MERC and MGU provide service to residential, commercial and industrial, and transportation customers. Major industries served include wholesale distributors, education, non-profits, metals manufacturing, and real estate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Other States Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class for this segment.

Other States Utilities Operating Statistics

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2021, 2020, and 2019, see Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2021	2020	2019
Customers – end of year
Residential	370.1	365.7	360.8
Commercial and industrial	35.5	35.1	35.0
Transport	23.6	24.4	24.7
Total customers	429.2	425.2	420.5

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns with safe, reliable natural gas supplies at the best value. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

Pipeline Capacity and Storage

MGU owns a 2.9 Bcf storage field (Partello in Michigan) and contracts with various other underground storage service providers for additional storage services. We contract with local distribution companies and interstate pipelines to purchase firm transportation services. We believe that having diverse capacity and storage benefits our customers.

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

Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Forecasted design peak-day throughput for our other states utilities is 9.3 million therms for the 2021 through 2022 heating season. Our other states utilities' peak daily send-out during 2021 was 7.3 million therms on February 7, 2021.

2021 Form 10-K	14	WEC Energy Group, Inc.

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

General

Seasonality

Electric Utility Operations – Wisconsin Segment

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2021, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, our electric utilities did not require public appeals for conservation, and they did not interrupt or curtail service to non-firm customers who participate in load management programs. WPS did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating the company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

2021 Form 10-K	15	WEC Energy Group, Inc.

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

Environmental Goals

Natural Gas Utility Operations – Wisconsin, Illinois, and Other States Segments

We continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our utility systems. We recently signed our first contract for RNG for our natural gas distribution business, which will be transporting the output of a local dairy farm onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. This one contract represents 25 percent of our 2030 goal for methane reduction. We expect to have RNG flowing to our distribution network by the end of 2022.

C. ELECTRIC TRANSMISSION SEGMENT

ATC is a regional transmission company that owns, maintains, monitors, and operates electric transmission systems in Wisconsin, Michigan, Illinois, and Minnesota. ATC is expected to provide comparable service to all customers, including WE, WPS, and UMERC, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and WE, WPS, and UMERC are non-transmission owning members and customers of MISO. As of December 31, 2021, our ownership interest in ATC was approximately 60%. In addition, as of December 31, 2021, we owned approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. See Note 21, Investment in Transmission Affiliates, for more information.

The FERC has issued orders related to the authorized base ROE for all MISO transmission owners, including ATC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints, for more information.

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

W.E. Power, LLC

We Power, through wholly owned subsidiaries, designed and built approximately 2,500 MW of generation in Wisconsin. This generation is made up of capacity from the two coal-fired ERGS units, ER 1 and ER 2, which were placed in service in February 2010 and January 2011, respectively, and the two natural gas-fired PWGS units, PWGS 1 and PWGS 2, which were placed in service in July 2005 and May 2008, respectively. Two unaffiliated entities collectively own approximately 17%, or approximately 211 MW, of

2021 Form 10-K	16	WEC Energy Group, Inc.

ER 1 and ER 2. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases (the ERGS units have 30-year leases and the PWGS units have 25-year leases).

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

WEC Infrastructure LLC

At December 31, 2021, our non-utility energy infrastructure segment included WECI's ownership interests in the wind generating facilities reflected in the table below.

Name	Ownership Interest	Commercial Operation
Bishop Hill III	90.0%	August 2018
Upstream	90.0%	January 2019
Coyote Ridge	80.0%	December 2019
Blooming Grove	90.0%	December 2020
Tatanka Ridge	85.0%	January 2021
Jayhawk	90.0%	December 2021

Bishop Hill III, Coyote Ridge, Blooming Grove, Tatanka Ridge, and Jayhawk have offtake agreements with creditworthy third parties for the sale of all the energy they produce. In addition, Upstream's revenue is substantially fixed over a 10-year period through an agreement with a creditworthy third party. Under the Tax Legislation, all of these investments qualify for PTCs. WECI is entitled to the tax benefits of Upstream, Bishop Hill III, and Blooming Grove in proportion to its ownership interest. WECI is entitled to 99% of the tax benefits of Coyote Ridge and Tatanka Ridge for the first 11 years following commercial operation, and is entitled to 99% of the tax benefits of Jayhawk for the first 10 years following commercial operation, after which WECI will be entitled to any tax benefits equal to its ownership interests. WECI recognizes PTCs as power is generated over 10 years.

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

In June 2021, WECI signed an agreement to acquire a 90% ownership interest in Sapphire Sky, a 250 MW wind generating facility under construction in McLean County, Illinois. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. WECI's investment in Sapphire Sky is expected to qualify for PTCs.

See Note 2, Acquisitions, for more information on these wind generating facilities.

2021 Form 10-K	17	WEC Energy Group, Inc.

Seasonality

The electricity produced and revenues generated by our wind generating facilities depend heavily on wind conditions, which are variable. Operating results for wind generating facilities vary significantly from period to period depending on the wind conditions during the periods in question. Historically, wind production has been greater in the first and fourth quarters.

Corporate and Other Segment

The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, and the PELLC holding company, as well as the operations of Wispark and WBS. Wispark develops and invests in real estate, primarily in southeastern Wisconsin. WBS is a wholly owned centralized service company that provides administrative and general support services to our regulated entities. WBS also provides certain administrative and support services to our nonregulated entities. This segment also includes Wisvest, WECC, and PDL which no longer have significant operations.

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

Regulated Utility Operations

In addition to the specific regulations noted above and below, our utilities are subject to various other regulations, which primarily consist of regulations, where applicable, of the EPA; the WDNR; the IDNR; the IEPA; the Michigan Department of Environment, Great Lakes, and Energy; the Michigan Department of Natural Resources; the United States Army Corps of Engineers; the Minnesota Department of Natural Resources; and the Minnesota Pollution Control Agency.

Rates

Our utilities' rates are subject to the regulations and oversight of various state regulatory commissions and the FERC, as applicable. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2021		2020		2019
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$4,035.1	88.9%	$3,823.7	89.4%	$3,807.4	88.2%
Michigan	166.7	3.7%	127.2	3.0%	142.6	3.3%
FERC – Wholesale	336.8	7.4%	323.1	7.6%	367.6	8.5%
Total electric	4,538.6	100.0%	4,274.0	100.0%	4,317.6	100.0%

Natural Gas
Wisconsin	1,493.8	40.5%	1,196.2	41.2%	1,325.3	42.6%
Illinois	1,672.8	45.3%	1,321.9	45.5%	1,357.1	43.6%
Minnesota	367.1	10.0%	255.9	8.8%	281.5	9.0%
Michigan	156.5	4.2%	131.5	4.5%	148.7	4.8%
Total natural gas	3,690.2	100.0%	2,905.5	100.0%	3,112.6	100.0%
Total utility operating revenues	$8,228.8		$7,179.5		$7,430.2

2021 Form 10-K	18	WEC Energy Group, Inc.

Retail Rates

The state regulatory commissions have general supervisory and regulatory powers over public utilities in their respective jurisdictions including, but not limited to, approval of retail utility rates and standards of service, mergers, affiliate transactions, location and construction of electric generating units and natural gas facilities, and certain other additions and extensions to utility facilities. The PSCW, ICC, and MPUC also regulate security issuances at utilities in their respective jurisdictions. In addition, the FERC regulates security issuances for UMERC.

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

The table below reflects the various state commissions that regulated each of our utilities' retail rates during 2021, along with the approved ROE and capital structure for each utility during 2021.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
WE – electric, natural gas, and steam	PSCW	10.0%	52.5%
WPS – electric and natural gas	PSCW	10.0%	52.5%
WG – natural gas	PSCW	10.2%	52.5%
UMERC – electric (former WE customers)	MPSC	10.1%	55.3%
UMERC – electric (former WPS customers)	MPSC	10.2%	52.94%
PGL – natural gas	ICC	9.05%	50.33%
NSG – natural gas (prior to September 15, 2021)	ICC	9.05%	50.48%
NSG – natural gas (effective September 15, 2021)	ICC	9.67%	51.58%
MERC – natural gas	MPUC	9.7%	50.9%
MGU – natural gas (1)	MPSC	9.9%	52.0%

(1)    In accordance with MGU's most recent rate order, effective January 1, 2022, MGU's retail natural gas rates reflect a 9.85% authorized ROE and an average common equity component of 51.5%. See Note 26, Regulatory Environment, for more information.

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

See Note 1(d), Operating Revenues, for additional information on the significant mechanisms our utilities had in place during 2021 that allowed them to recover or refund changes in prudently incurred costs from rate case-approved amounts.

2021 Form 10-K	19	WEC Energy Group, Inc.

Our utilities file periodic requests with their respective state commission for changes in retail rates. All of our utilities' rate requests are based on forward looking test years, which reflect additions to infrastructure and changes in costs incurred or expected to be incurred. For information on our regulatory proceedings, see Note 26, Regulatory Environment. Orders from our respective regulators can be viewed at the following websites:

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

As part of MISO, a market-based platform is used for valuing transmission congestion premised upon an LMP system. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2021, through May 31, 2022. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO market. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. All of our capacity requirements during the planning year from June 1, 2021, through May 31, 2022 were met.

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

2021 Form 10-K	20	WEC Energy Group, Inc.

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

Bishop Hill III, Blooming Grove, Coyote Ridge, Jayhawk, Tatanka Ridge, and Upstream are all subject to the FERC’s regulation of wholesale energy under the Federal Power Act.

Compliance Costs

The regulations and oversight described above significantly influence our operating environment, and may cause us to incur compliance and other related costs and may affect our ability to recover these costs from our utility customers. Any anticipated capital expenditures for compliance with government regulations for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements.

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

Anticipated expenditures for environmental compliance and certain remediation issues for the next three years are included in the estimated capital expenditures described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements. For a discussion of certain environmental matters affecting us,

2021 Form 10-K	21	WEC Energy Group, Inc.

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

Workforce

As of December 31, 2021, we had the following number of employees, including those represented under union agreements:

	Total Employees	Union Employees
WE	2,409	1,869
WPS	1,139	803
WG	355	235
PGL	1,310	878
NSG	157	111
MERC	206	42
MGU	136	89
WBS	1,226	—
Total employees	6,938	4,027

We have a local union presence that spans Wisconsin, Illinois, Minnesota, and Michigan. We believe we have very good overall relations with our workforce.

In order to attract and retain talent, we provide competitive wages and benefits to our employees based on their performance, role, location, and market data. Our compensation package also includes a 401(k) savings plan with an employer match, an annual incentive plan based on meeting company goals, healthcare and insurance benefits, vacation and paid time off days, as well as other benefits.

Diversity and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2021, women and minorities each represented approximately 25% of our workforce. We have a number of initiatives that promote diverse workforce contributions, educate employees about diversity and inclusion, and ensure our companies are attractive employers for persons of diverse backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

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

2021 Form 10-K	22	WEC Energy Group, Inc.

goals for Occupational Safety and Health Administration (OSHA) lost-time incidents and days away, restricted or transferred (DART) metrics, as well as leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

We also provide employees various benefits and resources designed to promote healthy living, both at work and at home. We encourage employees to receive preventive examinations and to proactively care for their health through free health screenings, wellness challenges, and other resources.

In response to the COVID-19 pandemic, we have implemented safety protocols and new procedures to protect our employees and customers. See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information.

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

2021 Form 10-K	23	WEC Energy Group, Inc.

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

The QIP rider provides PGL with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. Infrastructure investments under the QIP rider earn a return at the applicable weighted average cost of capital. Without legislative action, the QIP rider will sunset after December 2023. If the QIP rider is not extended or there is no other regulatory change, PGL will be subject to regulatory lag on its natural gas infrastructure investments that are placed in service between regulatory rate reviews, which could have a material adverse impact on PGL’s, and correspondingly our, results of operations, financial position, and liquidity.

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

2021 Form 10-K	24	WEC Energy Group, Inc.

We face significant costs to comply with existing and future environmental laws and regulations.

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. For example, the EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change regulations, New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants, and other air quality regulations. The EPA also finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants and revised the effluent guidelines for steam electric generating plants. Several of these rules are being challenged or reviewed by agencies under the Biden Administration's Executive Order 13990, which creates additional uncertainty. As a result of these challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

We incur significant capital and operating resources to comply with these environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels and our ability to continue operating certain generating units. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations.

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of our commitment to a cleaner energy future, we have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Under the ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, to be replaced with the construction of zero-carbon-emitting renewables and clean natural gas-fueled generation.

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

Litigation over environmental issues and claims of various types, including property damage, personal injury, common law nuisance, and citizen enforcement of environmental laws and regulations, occurs frequently throughout the United States. This litigation has included claims for damages alleged to have been caused by GHG and other emissions and exposure to regulated substances and/or requests for injunctive relief in connection with such matters. In addition to claims relating to our current facilities, we may also be subject to potential liability in connection with the environmental condition of facilities that we previously owned and operated, regardless of whether the liabilities arose before, during, or after the time we owned or operated these facilities. If we fail to comply with environmental laws and regulations or cause (or caused) harm to the environment or persons, that failure or harm may result in the assessment of civil penalties and damages against us. The incurrence of a material environmental liability or a material judgment in any action for personal injury or property damage related to environmental matters could have a material adverse effect on our results of operations and financial condition.

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

2021 Form 10-K	25	WEC Energy Group, Inc.

Our operations, capital expenditures, and financial results may be affected by the impact of greenhouse gas legislation, regulation, and emission reduction goals.

There is continued scientific and political attention to issues concerning the existence and extent of climate change. Management expects this attention to continue since climate change is one of President Biden's primary initiatives, with significant actions expected by his administration during his term in office. As a result, we expect the EPA and states to adopt and implement additional regulations to restrict emissions of GHGs. In addition, there is increasing activism from other stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower GHG emissions.

Costs associated with such legislation, regulation, and emission reduction goals could be significant. GHG regulations that may be adopted in the future, at either the federal or state level, or other necessary changes to our ESG Progress Plan, may cause our environmental compliance spending to differ materially from the amounts currently estimated. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could affect unit retirement and replacement decisions in the future under the ESG Progress Plan. These regulations could also adversely affect our future results of operations, cash flows, and financial condition. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned.

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

In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050. We also believe we will be in a position to eliminate coal as an energy source by 2035. We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. Our plan to replace older, fossil-fueled generation with zero-carbon emitting renewables and clean natural gas-fueled generation will contribute to the achievement of our goals related to reducing CO2 and methane emissions as well as coal as an energy source. However, our ability to achieve such goals depends on many external factors, including the development of relevant energy technologies and the ability to execute our capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our or our subsidiaries’ credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under the Biden Administration, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we use to reduce our federal tax obligations. The amount of tax credits we earn depends on the amount of electricity

2021 Form 10-K	26	WEC Energy Group, Inc.

produced, the applicable tax credit rate, or the amount of the investment in qualifying property. A variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the wind parks we have invested in, resulting in a material adverse impact on our financial condition and results of operations. In addition, any reductions or eliminations of these tax credits or other governmental incentives that promote renewable energy generating facilities may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

Risks Related to the Operation of Our Business

The ongoing COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business functions, financial condition, liquidity, and results of operations.

The COVID-19 pandemic has adversely impacted the economy and financial markets, which has adversely affected our businesses. During 2021, commercial and industrial retail sales volumes began to improve due to the continued economic recovery in our service territories. However, there are still questions regarding the extent and duration of the COVID-19 pandemic itself. Orders limiting the capacity of various businesses could be adopted in the future depending on how the virus continues to mutate and spread. The resulting effects of any future orders could have a variety of adverse impacts on us and our subsidiaries, including a decrease in revenues, increased bad debt expense; increases in past due accounts receivable balances, and access to the capital markets at unreasonable terms or rates.

The COVID-19 pandemic and any additional related government responses could impair our and our subsidiaries' ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact our ability to implement our corporate strategy. We may also be adversely impacted by reduced labor availability and productivity as a result of COVID-19 infections, although we have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, implemented additional protocols for our field employees who travel to customer premises, provided additional employee benefits, and implemented remote work policies where appropriate. We could also be impacted by possible labor disruptions, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid surcharges imposed on our medical plan or other required precautionary measures.

2021 Form 10-K	27	WEC Energy Group, Inc.

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

Our operations are subject to risks arising from the reliability of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, natural gas storage fields, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation, natural gas and electric distribution facilities, natural gas storage fields, and renewable energy facilities. The operation of these facilities involves many risks, including operator error and the breakdown or failure of equipment or processes.

Potential breakdown or failure may occur due to severe weather as a result of climate change or otherwise (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, explosions, pandemic health events, etc.); significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, unanticipated capital expenditures, and a reduction of revenues related to our non-utility renewable energy facilities. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

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

2021 Form 10-K	28	WEC Energy Group, Inc.

rates as a result of reduced sales from effective conservation measures or the adoption of new technologies, could adversely impact our results of operations and financial condition.

Our operations are subject to the effects of global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories.

If climate changes occur that result in extreme temperatures in our service territories, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles or damage to other operating equipment, which could result in us foregoing sales of electricity and lost revenues. Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities was temporarily driven significantly higher than our normal winter weather expectations. Although our utilities have regulatory mechanisms in place for recovering all prudently incurred gas costs, regulatory commissions could disallow recovery or order the refund of any costs determined to be imprudent.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as wind storms, floods, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs, unanticipated capital expenditures, or a reduction of revenues related to our non-utility renewable energy facilities. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

Our corporate strategy may be impacted by policy and legal, technology, market, and reputational risks and opportunities that are associated with the transition to lower GHG emissions. In addition, changes in policy to combat climate change, including mitigation and adaptation efforts, and technology advancement, each of which can also accelerate the implications of a transition to lower emissions, may materially adversely impact our results of operations and cash flows through significant capital expenditures and investments in renewable generation.

Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Current domestic and global supply chain disruptions are delaying the delivery, and in some cases resulting in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased recently as a result of these supply chain disruptions and may continue to increase in the future, as a result of inflation. Although inflation in the United States has been relatively low in recent years, during 2021 the United States economy began experiencing a significant inflationary effect. While we cannot predict any future trends in the rate of inflation, the global COVID-19 pandemic and other factors have brought uncertainty to the near-term economic outlook. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, natural gas storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy generating facilities as part of the ESG Progress Plan, including repowering existing wind generation projects in our generation portfolio, and as part of our non-

2021 Form 10-K	29	WEC Energy Group, Inc.

utility energy infrastructure segment. In addition, WBS continues to invest in technology and the development of software applications to support our utilities.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. For example, the timing of the completion of Badger Hollow I was impacted by supply chain disruptions, primarily related to the COVID-19 pandemic. Additional supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could impact the timing of completion of our other renewable projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; the impact of pandemic health events; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value.

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

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cyber security intrusions caused by human error, vendor bugs, terrorist attacks, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised.

We operate in an industry that requires the use of sophisticated information technology systems and network infrastructure, which control an interconnected system of generation, distribution, and transmission systems shared with third parties. A successful physical or cyber security intrusion may occur despite our security measures or those that we require our vendors to take, which include compliance with reliability standards and critical infrastructure protection standards. Successful cyber security intrusions, including those targeting the electronic control systems used at our generating facilities and electric and natural gas transmission, distribution, and storage systems, could disrupt our operations and result in loss of service to customers. Attacks may come through ransomware, software updates or patches, or firmware that hackers can manipulate. These intrusions may cause unplanned outages at our power plants, which may reduce our revenues or cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses. The risk of such intrusions may also increase our capital and operating costs as a result of having to implement increased security measures for protection of our information technology and infrastructure.

Our continued efforts to integrate, consolidate, and streamline our operations have also resulted in increased reliance on current and recently completed projects for technology systems. We implement procedures to protect our systems, but we cannot guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches. The failure of any of these or other similarly important technologies, or our inability to support, update, expand, and/or integrate these technologies across our subsidiaries could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

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

2021 Form 10-K	30	WEC Energy Group, Inc.

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

Threats to our systems and operations continue to emerge as new ways to compromise components into our systems or networks are developed. Any operational disruption or environmental repercussions caused by on-going or future threats to our assets and technology systems could result in a significant decrease in our revenues or significant reconstruction or remediation costs, which could materially and adversely affect our results of operations, financial condition, and cash flows. The costs of repairing damage to our facilities, operational disruptions, protecting personally identifiable information, and notifying impacted persons, as well as related legal claims, may also not be recoverable in rates, may exceed the insurance limits on our insurance policies, or, in some cases, may not be covered by insurance.

Advances in technology, and legislation or regulations supporting such technology, could make our electric generating facilities less competitive and may impact the demand for natural gas.

Advances in new technologies that produce or store power or reduce power consumption are ongoing and include renewable energy technologies, customer-oriented generation, energy storage devices, and energy efficiency technologies. We generate power at central station power plants and utility-scale renewable generation facilities to achieve economies of scale and produce power at a competitive cost. There are distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, solar cells, and related energy storage devices, which have become more cost competitive than they were in the past. It is possible that legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production.

We cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

If these technologies become cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities and natural gas distribution systems could be reduced. Advances in technology, or changes in legislation or regulations, could also change the channels through which our customers purchase or use power and natural gas, which could reduce our sales and revenues or increase our expenses.

We transport, distribute, and store natural gas, which involves numerous risks that may result in accidents and other operating risks and costs.

Inherent in natural gas distribution and storage activities are a variety of hazards and operational risks, such as leaks, accidental explosions, and mechanical problems, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms.

We face risks related to our non-utility renewable energy facilities that could impact our return on investment or have a negative impact on our financial condition or results of operations.

The production of wind energy depends heavily on suitable wind conditions, which are variable. If wind conditions are unfavorable or below our estimates as a result of climate change or otherwise, our electricity production, and therefore our revenues and PTCs earned from our non-utility renewable energy facilities, may be substantially below our expectations. We base our decisions about which sites to acquire and operate in part on the findings of long-term wind and other meteorological data and studies conducted in the proposed area, which measure the wind’s speed and prevailing direction and seasonal variations. Actual conditions at these sites, however, may not conform to the measured data in these studies. For example, if there is an increase in frequency and severity of weather conditions, the disruptions to our sites may become more frequent and severe.

2021 Form 10-K	31	WEC Energy Group, Inc.

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

For some of our PPAs, the net amount paid by our customers is impacted by wholesale prices at a market hub location different than the location of our wind farms. Systemic shortfalls and disruptions in transmission capacity can cause congestion between the two locations, which along with other factors, can increase price disparity. This price difference, known as basis risk, can be significant at times. We attempt to mitigate basis risk where possible, but hedging instruments are often not economically feasible or available in the quantities that we require. Basis risk cannot be entirely eliminated and can adversely affect our financial condition and results of operations.

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

We operate in an industry that requires many of our employees to possess unique technical skill sets. Events such as an aging workforce without appropriate replacements, the mismatch of skill sets to future needs, or the unavailability of contract resources may lead to operating challenges or increased costs. These operating challenges include lack of resources, loss of knowledge, and a lengthy time period associated with skill development. In addition, current and prospective employees may determine that they do not wish to work for us. For example, we are currently subject to workforce trends occurring in the United States triggered by the decisions of employees to leave the workforce and/or their employer at higher rates as compared with prior years. This high demand for replacement employees as a result of this trend may lead to higher labor costs than currently budgeted for and adversely affect our results of operations. Failure to hire and obtain replacement employees, including the ability to transfer significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be adversely affected.

2021 Form 10-K	32	WEC Energy Group, Inc.

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

Risks Related to Economic and Market Volatility

Our business is dependent on our ability to successfully access capital markets on competitive terms and rates.

We rely on access to credit and capital markets to support our capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities. In addition, we rely on committed bank credit agreements as back-up liquidity, which allows us to access the low cost commercial paper markets. Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, on competitive terms and rates. Interest rates may increase in the future, which may affect our results of operations and the ability of our regulated subsidiaries to earn their approved rates of return. Rising interest rates may also impair our ability to cost-effectively finance capital expenditures and to refinance maturing debt.

Our or our subsidiaries' access to the credit and capital markets could be limited, or our or our subsidiaries' cost of capital significantly increased, due to any of the following risks and uncertainties:

•A rating downgrade;
•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks, including any policies that would limit or restrict funding for companies with fossil fuel-related investments;
•War or the threat of war;
•The overall health and view of the utility and financial institution industries; and
•The replacement of LIBOR with an alternative reference rate.

A portion of our indebtedness provides for interest at variable interest rates, primarily based on LIBOR. LIBOR is the subject of national, international, and other regulatory reform, which is expected to cause LIBOR to cease to exist after June 2023. Various alternative reference rates are being evaluated by market participants, with the secured overnight financing rate being the most widely adopted alternative to date. We cannot predict the consequences and timing of the development of alternative reference rates, or the performance of LIBOR as it is being phased out through June 2023. The transition to alternative reference rates could include an increase in our interest expense.

If any of these risks or uncertainties limit our access to the credit and capital markets or significantly increase our cost of capital, it could limit our ability to implement, or increase the costs of implementing, our business plan, which, in turn, could materially and

2021 Form 10-K	33	WEC Energy Group, Inc.

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

Our electric utilities burn natural gas in several of their electric generation plants and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. The cost of natural gas has increased, and may continue to increase because of disruptions in the supply of natural gas due to a curtailment in production or distribution, international market conditions, the demand for natural gas, and the availability of shale gas and potential regulations and/or other government action affecting its accessibility.

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

We own and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. Coal deliveries may occasionally be restricted because of rail congestion and maintenance, derailments, weather, the COVID-19 pandemic, and supplier financial hardship. Supplier financial hardship is a result of decreased demand for coal due to increased natural gas and renewable energy generation, the impact of environmental regulations, and environmental concerns related to coal-fired generation.

2021 Form 10-K	34	WEC Energy Group, Inc.

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

The regulated energy industry continues to experience significant structural changes. Deregulation or other changes in law in the states where we serve our customers could allow third-party suppliers to contract directly with customers for their natural gas and electric supply requirements. In addition, legislation or regulation that supports distributed energy technologies or that allows third party sales from such technologies could result in further competition. This increased competition in the retail and wholesale markets could have a material adverse financial impact on us.

Certain jurisdictions in which we operate, including Michigan and Illinois, have adopted retail choice. Under Michigan law, our retail electric customers may choose an alternative electric supplier to provide power supply service. The law limits customer choice to 10% of our Michigan retail load. The iron ore mine located in the Upper Peninsula of Michigan is excluded from this cap. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer. Although Illinois has adopted retail choice, there is currently little or no impact on the net income of our Illinois utilities as they still earn a distribution charge for transporting the natural gas for these customers. It is uncertain whether retail choice might be implemented in Wisconsin or Minnesota.

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

2021 Form 10-K	35	WEC Energy Group, Inc.

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

General Risks

We have recorded goodwill that could become impaired.

We assess goodwill for impairment on an annual basis or whenever events or circumstances occur that indicate a potential for impairment. If goodwill is deemed to be impaired, we may be required to incur non-cash charges that could materially adversely affect our results of operations. At December 31, 2021, our goodwill was $3,052.8 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2021 Form 10-K	36	WEC Energy Group, Inc.

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines, steam utility distribution mains, and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

A. REGULATED

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2021:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	311	(2)
ERGS	Oak Creek, WI	Coal	2	1,061	(3) (4)
OCPP	Oak Creek, WI	Coal	4	1,087
Weston	Rothschild, WI	Coal	2	720	(2)
Total coal-fired plants			10	3,179
Natural gas-fired plants
Concord	Watertown, WI	Natural Gas/Oil	4	366
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	165
Fox Energy Center	Wrightstown, WI	Natural Gas	3	577
Germantown	Germantown, WI	Natural Gas/Oil	5	273
F. D. Kuester	Negaunee, MI	Natural Gas	7	132
A. J. Mihm	Baraga, MI	Natural Gas	3	56
Paris	Union Grove, WI	Natural Gas/Oil	4	359
PWGS	Port Washington, WI	Natural Gas	2	1,228	(4)
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
VAPP	Milwaukee, WI	Natural Gas	2	267
West Marinette	Marinette, WI	Natural Gas/Oil	3	150
Weston	Rothschild, WI	Natural Gas/Oil	3	65
Total natural gas-fired plants			38	3,719
Renewables
Hydro plants (30 in number)	WI and MI	Hydro	81	116	(5) (6)
Rothschild Biomass Plant	Rothschild, WI	Biomass	1	44	(7)
Badger Hollow I	WI	Solar	41	100	(2)
Two Creeks	WI	Solar	48	100	(2)
Wind sites (5 in number)	WI and IA	Wind	350	493	(2)
Total renewables			521	853
Total system			569	7,751

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2022 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    These facilities are jointly owned by WPS and various other utilities. The capacity indicated for each of these units is equal to WPS's portion of total plant capacity based on its percent of ownership.

2021 Form 10-K	37	WEC Energy Group, Inc.

•Wisconsin Power and Light Company, an unaffiliated utility, operates the Columbia units. WPS holds a 27.5% ownership interest in Columbia.

•WPS operates the Weston 4 facility and holds a 70.0% ownership interest in this facility. Dairyland Power Cooperative, an unaffiliated energy cooperative, holds the remaining 30.0% interest.

•Badger Hollow I is jointly owned by WPS and Madison Gas and Electric Company, an unaffiliated utility. WPS holds a 66.7% ownership interest in this facility and Madison Gas and Electric Company owns the remaining 33.3%.

•Two Creeks is jointly owned by WPS and Madison Gas and Electric Company, an unaffiliated utility. WPS holds a 66.7% ownership interest in this facility and Madison Gas and Electric Company owns the remaining 33.3%.

•Forward Wind is jointly owned by WPS along with Wisconsin Power and Light Company and Madison Gas and Electric Company, two unaffiliated utilities. WPS holds a 44.6% ownership interest in this facility and the unaffiliated utilities collectively own the remaining 55.4%.

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

As of December 31, 2021, we operated approximately 35,800 miles of overhead distribution lines and approximately 35,600 miles of underground distribution cable, as well as approximately 440 electric distribution substations and approximately 510,500 line transformers.

Natural Gas Facilities

At December 31, 2021, our natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

•Approximately 50,900 miles of natural gas distribution mains,
•Approximately 1,200 miles of natural gas transmission mains,
•Approximately 2.3 million natural gas lateral services,
•Approximately 500 natural gas distribution and transmission gate stations,
•Approximately 68.2 Bcf of working gas capacities in underground natural gas storage fields:
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

Our natural gas distribution and gas storage systems included distribution mains and transmission mains connected to the pipeline transmission systems of Alliance Pipeline, ANR Pipeline Company, Centra Pipelines, Bison Pipeline, Consumers Energy, DTE Gas Company, Great Lakes Transmission Company, Guardian Pipeline L.L.C., Interstate Power and Light Company, Kinder Morgan Illinois Pipeline, Midwestern Gas Pipeline Company, Natural Gas Pipeline Company of America, Nicor Gas, Northern Border Pipeline Company, Northern Natural Gas Company, Northwest Gas of Cottonwood County, LLC, Northwestern Energy, Panhandle Gas Transmission, SEMCO, Trunkline Gas Pipeline, Union Gas, Vector Pipeline Company, and Viking Gas Transmission. Our LNG storage plants convert and store, in liquefied form, natural gas received during periods of low consumption.

2021 Form 10-K	38	WEC Energy Group, Inc.

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

Steam Facilities

As of December 31, 2021, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

General

Substantially all of PGL's and NSG's properties are subject to the lien of the respective company's mortgage indenture for the benefit of bondholders.

B. NON-UTILITY ENERGY INFRASTRUCTURE SEGMENT

The non-utility energy infrastructure segment includes We Power, Bluewater, and WECI. We Power and Bluewater are considered non-utility energy infrastructure operations, however, their facilities are shown in the regulated section. We Power owns and leases generating facilities to WE. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases. Bluewater provides natural gas storage and hub services primarily to WE, WPS, and WG, and also provides these same services to several unaffiliated companies. WECI has ownership interests in six wind generating facilities. For more information on recent and pending wind facility acquisitions, see Note 2, Acquisitions.

The following table summarizes information on WECI's wind generating facilities as of December 31, 2021:

Name	Location	Number of Generating Units	Nameplate Capacity In MW (1)
Wind generating facilities
Bishop Hill III	Henry County, Illinois	53	132.1
Upstream	Antelope County, Nebraska	81	202.5
Coyote Ridge	Brookings County, South Dakota	39	96.7
Blooming Grove	McLean County, Illinois	94	250.0
Tatanka Ridge	Deuel County, South Dakota	56	155.0
Jayhawk	Bourbon and Crawford Counties, Kansas	70	197.4
Total wind generating facilities		393	1,033.7

(1)    Nameplate capacity is the amount of energy a turbine should produce at optimal wind speeds.

ITEM 3. LEGAL PROCEEDINGS

The following should be read in conjunction with Note 24, Commitments and Contingencies, and Note 26, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 24, Commitments and Contingencies, Note 26, Regulatory Environment, and below, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

Environmental Matters

Manlove Field Matter

In September 2017, the IDNR, Office of Oil and Gas Resource Management, issued a VN to PGL related to a leak of natural gas from a well located at the PGL Manlove Gas Storage Field in December 2016. PGL quickly shut down and permanently plugged the well to

2021 Form 10-K	39	WEC Energy Group, Inc.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2021 Form 10-K	40	WEC Energy Group, Inc.

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

Joshua M. Erickson. Age 49
•WEC Business Services (a centralized service company of WEC Energy Group) – Vice President and Deputy General Counsel since August 2021. Director-Legal Services – Corporate and Finance from June 2015 through July 2021.

Robert M. Garvin. Age 55.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President - External Affairs since January 2019.
•WE — Executive Vice President - External Affairs from June 2015 through December 2018.

William J. Guc. Age 52.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015. Assistant Corporate Secretary since January 2020.

Margaret C. Kelsey. Age 57.
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

Gale E. Klappa. Age 71.
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

Daniel P. Krueger. Age 56.
•WEC Business Services (a centralized service company of WEC Energy Group) — Executive Vice President - WEC Infrastructure since January 2019. Executive Vice President from November 2018 to January 2019.
•WE — Senior Vice President - Wholesale Energy and Fuels from June 2015 to November 2018.

Scott J. Lauber. Age 56.
•WEC Energy Group — President and Chief Executive Officer since February 1, 2022. Senior Executive Vice President and Chief Operating Officer from June 2020 to January 31, 2022. Senior Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Senior Executive Vice President, Chief Financial Officer and Treasurer from February 2019 to October 2019. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to February 2019. Executive Vice President and Chief Financial Officer from April 2016 to October 2018. Vice President and Treasurer from February 2013 to March 2016. Director since February 1, 2022.
•WE — Chairman of the Board and Chief Executive Officer since February 1, 2022. President since January 1, 2022. Executive Vice President from June 2020 to December 31, 2021. Executive Vice President and Chief Financial Officer from October 2019 to June 2020, and from April 2016 to October 2018. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to October 2019. Vice President and Treasurer from February 2013 to March 2016. Director since April 2016.

Xia Liu. Age 52.
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

2021 Form 10-K	41	WEC Energy Group, Inc.

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

William Mastoris. Age 58.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President – Customer Service and Operations since December 2021. Vice President – Supply Chain and Fleet from January 2019 through November 2021. Director since November 2021.
•WE – Executive Vice President – Customer Service and Operations since December 2021. Vice President – Supply Chain and Fleet from June 2015 through December 2018. Director since November 2021.

Charles R. Matthews. Age 65.
•PELLC — President since June 2015.
•PGL — Director, President, and Chief Executive Officer since June 2015.
•NSG — Director, President, and Chief Executive Officer since June 2015.

Molly A. Mulroy. Age 46.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President and Chief Administrative Officer since August 2021. Vice President and Chief Information Officer from January 2019 through July 2021. Director since November 2021.
•WE – Vice President and Chief Information Officer from June 2015 through December 2018.

Anthony L. Reese. Age 40.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.
•PGL – Controller - Illinois from September 2015 to September 2019.

Mary Beth Straka. Age 57.
•WEC Energy Group — Senior Vice President - Corporate Communications and Investor Relations since June 2015.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2021 Form 10-K	42	WEC Energy Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Number of Common Shareholders

As of December 31, 2021, based upon the number of WEC Energy Group shareholder accounts (including accounts in our stock purchase and dividend reinvestment plan), we had approximately 39,000 registered shareholders.

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

ITEM 6. RESERVED

2021 Form 10-K	43	WEC Energy Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in American Transmission Company LLC (ATC) (a for-profit electric transmission company regulated by the Federal Energy Regulatory Commission and certain state regulatory commissions), and non-utility energy infrastructure operations through W.E. Power LLC (which owns generation assets in Wisconsin), Bluewater Natural Gas Holding LLC (which owns underground natural gas storage facilities in Michigan), and WEC Infrastructure LLC (WECI), which holds ownership interests in several wind generating facilities.

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

Throughout our strategic planning process, we take into account important developments, risks and opportunities, including new technologies, customer preferences and affordability, energy resiliency efforts, and sustainability. We published the results of a priority sustainability issue assessment in 2020, identifying the issues that are most important to our company and its stakeholders over the short and long terms. Our risk and priority assessments have formed our direction as a company.

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

In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, we are exploring co-firing with natural gas at our ERGS coal-fired units. By the end of 2030, we expect our use of coal will account for less than 5% of the power we supply to our customers, and we believe we will be in a position to eliminate coal as an energy source by 2035.

We already have retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of Oak Creek Power Plant Units 5-8 and the jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $3.5 billion from 2022-2026 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•1,400 MW of utility-scale solar;
•800 MW of battery storage; and
•100 MW of wind.

2021 Form 10-K	44	WEC Energy Group, Inc.

We also plan on investing in a combination of clean, natural gas-fired generation, including:

•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation;
•the planned purchase of up to 200 MW of capacity in the West Riverside Energy Center – a new, combined-cycle natural gas plant completed by Alliant Energy in Wisconsin; and
•the planned purchase of the Whitewater Cogeneration Facility, a natural gas-fired combined cycle electric generating facility with a capacity of 236.5 MW.

The new investments discussed above are in addition to the renewable projects currently underway. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In addition, we previously received approval from the Public Service Commission of Wisconsin (PSCW) to invest in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) has partnered with an unaffiliated utility to construct two solar projects now in service in Wisconsin: Two Creeks Solar Park (Two Creeks) and Badger Hollow Solar Park I (Badger Hollow I). WPS owns 100 MW of Two Creeks and 100 MW of Badger Hollow I for a total of 200 MW. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to construct Badger Hollow Solar Park II, which is expected to enter commercial operation in the first quarter of 2023. Once constructed, WE will own 100 MW of this project.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 21 Solar Now projects and currently has another three under construction, together totaling more than 27 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of renewable natural gas (RNG) throughout our utility systems. We recently signed our first contract for RNG for our natural gas distribution business, which will be transporting the output of a local dairy farm onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. This one contract represents 25 percent of our 2030 goal for methane reduction. We expect to have RNG flowing to our distribution network by the end of 2022.

As part of our effort to look for new opportunities in sustainable energy, we are testing the effects of blending hydrogen, a clean generating fuel, with natural gas for one of our RICE generating units in the Upper Peninsula of Michigan. We are partnering with the Electric Power Research Institute in this research that could help create another viable option for decarbonizing the economy. The project will be carried out in 2022, and the results will be shared across the industry.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with our ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

2021 Form 10-K	45	WEC Energy Group, Inc.

Below are a few examples of reliability projects that are proposed, currently underway, or recently completed.

•WE constructed approximately 46 miles of natural gas transmission main to increase the quantity and reliability of natural gas service in southeastern Wisconsin. This project, called the Lakeshore Lateral Project, was completed in October 2021.

•WE and Wisconsin Gas LLC (WG) have received approval to each construct their own liquefied natural gas (LNG) facility to meet anticipated peak demand. Commercial operation of the WE and WG LNG facilities is targeted for the end of 2023 and 2024, respectively.

•The Peoples Gas Light and Coke Company continues to work on its Safety Modernization Program, which primarily involves replacing old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system.

•WPS completed its work in late 2021 on its System Modernization and Reliability Project, which involved modernizing parts of its electric distribution system, including burying or upgrading lines. WE, WPS, and WG also continue to upgrade their electric and natural gas distribution systems to enhance reliability.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, equipment, and entire business units, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 3, Dispositions, for information on the sale of certain WPS Power Development, LLC solar power generation facilities. See Note 2, Acquisitions, for information on our acquisition of Whitewater.

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in eight wind parks, with total available capacity of more than 1,550 MW. These renewable energy assets represent more than $2.3 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these wind investments reduce our cash tax expense. See Note 2, Acquisitions, for additional information on these transactions.

We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be approximately $16.4 billion from 2022 to 2026. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be $1.3 billion. Specific projects included in the $17.7 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

2021 Form 10-K	46	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2021 with the year ended December 31, 2020. For a similar discussion that compares our results for the year ended December 31, 2020 with the year ended December 31, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2020 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2021.

Consolidated Earnings

The following table compares our consolidated results for the year ended December 31, 2021 with the year ended December 31, 2020, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Year Ended December 31
(in millions, except per share data)	2021	2020	B (W)
Wisconsin	$706.5	$690.4	$16.1
Illinois	223.0	203.5	19.5
Other states	35.8	39.0	(3.2)
Electric transmission	106.3	112.6	(6.3)
Non-utility energy infrastructure	279.2	260.8	18.4
Corporate and other	(50.5)	(106.4)	55.9
Net income attributed to common shareholders	$1,300.3	$1,199.9	$100.4

Diluted earnings per share	$4.11	$3.79	$0.32

Earnings increased $100.4 million during 2021, compared with 2020. The significant factors impacting the $100.4 million increase in earnings were:

•A $55.9 million decrease in the net loss attributed to common shareholders at the corporate and other segment, driven by lower interest expense, an increase in earnings from our equity method investments in technology and energy-focused investment funds, and the positive year-over-year impact from charges taken at Wispark during 2020. Higher net gains from investments held in the Integrys rabbi trust also contributed to the lower net loss. The investment gains from the rabbi trust offset higher

2021 Form 10-K	47	WEC Energy Group, Inc.

benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $19.5 million increase in net income attributed to common shareholders at the Illinois segment, driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower benefit costs also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation expense and an increase in natural gas distribution and maintenance costs during 2021.

•An $18.4 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs generated in 2021, primarily due to our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively. See Note 2, Acquisitions, and Note 16, Income Taxes, for more information. Partially offsetting this increase were operating losses at the Coyote Ridge and Tatanka Ridge wind parks related to congestion on the electricity grid due, in part, to several transmission outages in 2021. Higher interest expense due to WECI Wind Holding I's debt issuance in December 2020 also partially offset the positive impact from the increase in PTCs.

•A $16.1 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric margins due to higher retail sales volumes, including the impact of weather. Also contributing to the increase were lower benefit costs and the positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, which excludes all impacts related to the recognition of unprotected excess deferred tax benefits from the Tax Legislation as they had no impact on earnings. These positive impacts were partially offset by higher depreciation and amortization and the negative year-over-year impact from fuel and purchased power costs.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during years ended December 31, 2021 and 2020:

	Year Ended December 31
(in millions)	2021	2020
Wisconsin	$1,309.3	$1,332.8
Illinois	361.6	330.8
Other states	52.4	61.6

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

2021 Form 10-K	48	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the year ended December 31, 2021 was $706.5 million, representing a $16.1 million, or 2.3%, increase over the prior year. The higher earnings were driven by an increase in electric margins due to higher retail sales volumes, including the impact of weather. Also contributing to the increase were lower benefit costs and the positive impact of increased rates from the Wisconsin rate orders approved by the PSCW, which excludes all impacts related to the recognition of unprotected excess deferred tax benefits from the Tax Legislation as they had no impact on earnings. These positive impacts were partially offset by higher depreciation and amortization and the negative year-over-year impact from fuel and purchased power costs.

	Year Ended December 31
(in millions)	2021	2020	B (W)
Electric revenues	$4,538.6	$4,274.0	$264.6
Fuel and purchased power	1,488.2	1,238.1	(250.1)
Total electric margins	3,050.4	3,035.9	14.5

Natural gas revenues	1,498.4	1,199.5	298.9
Cost of natural gas sold	906.5	595.2	(311.3)
Total natural gas margins	591.9	604.3	(12.4)

Total electric and natural gas margins	3,642.3	3,640.2	2.1

Other operation and maintenance	1,455.2	1,476.7	21.5
Depreciation and amortization	726.9	674.5	(52.4)
Property and revenue taxes	150.9	156.2	5.3
Operating income	1,309.3	1,332.8	(23.5)

Other income, net	73.9	52.8	21.1
Interest expense	555.6	561.3	5.7
Income before income taxes	827.6	824.3	3.3

Income tax expense	119.9	132.7	12.8
Preferred stock dividends of subsidiary	1.2	1.2	—
Net income attributed to common shareholders	$706.5	$690.4	$16.1

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$671.2	$673.5	$2.3
Transmission (1)	511.1	518.0	6.9
Regulatory amortizations and other pass through expenses (2)	141.6	138.6	(3.0)
We Power (3)	114.9	119.3	4.4
Earnings sharing mechanisms (4)	5.8	21.6	15.8
Other	10.6	5.7	(4.9)
Total other operation and maintenance	$1,455.2	$1,476.7	$21.5

(1)    Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2021 and 2020, $503.6 million and $481.8 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)    Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During 2021 and 2020, $113.1 million and $115.1 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

2021 Form 10-K	49	WEC Energy Group, Inc.

(4)    See Note 26, Regulatory Environment, for more information about our earnings sharing mechanisms.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Electric Sales Volumes (MWh - in thousands)	2021	2020	B (W)
Customer class
Residential	11,460.1	11,523.8	(63.7)
Small commercial and industrial (1)	12,785.1	12,250.0	535.1
Large commercial and industrial (1)	12,406.4	11,661.8	744.6
Other	147.6	158.7	(11.1)
Total retail (1)	36,799.2	35,594.3	1,204.9
Wholesale	2,862.5	3,088.4	(225.9)
Resale	4,869.2	6,189.9	(1,320.7)
Total sales in MWh (1)	44,530.9	44,872.6	(341.7)

(1)    Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2021	2020	B (W)
Customer class
Residential	1,036.7	1,090.8	(54.1)
Commercial and industrial	634.0	656.7	(22.7)
Total retail	1,670.7	1,747.5	(76.8)
Transport	1,392.6	1,357.7	34.9
Total sales in therms	3,063.3	3,105.2	(41.9)

	Year Ended December 31
Weather (Degree Days)	2021	2020	B (W)
WE and WG (1)
Heating (6,548 normal)	5,735	6,092	(5.9)%
Cooling (755 normal)	1,061	938	13.1%

WPS (2)
Heating (7,380 normal)	6,735	7,139	(5.7)%
Cooling (532 normal)	643	660	(2.6)%

UMERC (3)
Heating (8,398 normal)	7,744	8,189	(5.4)%
Cooling (342 normal)	428	425	0.7%

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

Electric Revenues

Electric revenues increased $264.6 million during 2021, compared with 2020. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

2021 Form 10-K	50	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $14.5 million during 2021, compared with 2020. Margins did not change significantly from the PSCW-approved Wisconsin rate orders as the positive impact of increased rates was more than offset by a $27.6 million negative impact related to unprotected excess deferred taxes, which we agreed to return to customers over two years and is offset in income taxes. See Note 26, Regulatory Environment, for more information.

The significant factors impacting the higher electric utility margins were:

•A $50.0 million increase in margins related to higher retail sales volumes, including the impact of weather. Commercial and industrial retail sales volumes improved during 2021, compared with 2020, primarily due to the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $19.4 million increase in margins from other revenues, primarily related to higher revenues from third party use of our assets as well as higher late payment charges during 2021. Our Wisconsin utilities resumed charging late payment charges in late August 2020 after they were suspended by the PSCW beginning March 24, 2020, as a result of the COVID-19 pandemic. See Note 26, Regulatory Environment, for more information.

•Securitization revenues of $7.7 million received during 2021 related to an environmental control charge from WE's retail electric distribution customers. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 14, Long-Term Debt, and Note 23, Variable Interest Entities, for more information. These revenues are offset in depreciation and amortization as well as interest expense.

•A $4.1 million increase in margins related to the iron ore mine located in the Upper Peninsula of Michigan. The mine temporarily ceased operations for the second quarter of 2020 as a result of the COVID-19 pandemic.

These increases in margins were partially offset by:

•A $43.3 million year-over-year negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. In 2021, WPS was unable to defer its portion of the under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

•Lower margins of $23.9 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $298.9 million during 2021, compared with 2020. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 53.6% during 2021, compared with 2020. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment decreased $12.4 million during 2021, compared with 2020. The most significant factor impacting the lower natural gas utility margins was a $15.4 million decrease from lower retail sales volumes, including the impact of weather. This decrease in margins was partially offset by a $3.1 million increase from other revenues, primarily related to higher late payment charges during 2021, compared with 2020, as discussed above under Electric Utility Margins.

2021 Form 10-K	51	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $25.6 million during 2021, compared with 2020. The significant factors impacting the increase in other operating expenses were:

•A $52.4 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues.

•A $26.2 million increase in electric and natural gas distribution expenses, primarily driven by significant storms in 2021.

•A $15.3 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

•An $11.2 million increase in customer service expenses, primarily related to additional costs from an information technology project created to improve the billing, call center, and credit collection functions, as well as higher call volumes and metering costs.

These increases in other operating expenses were partially offset by:

•A $21.9 million net decrease in operating expense related to our power plants, primarily driven by reduced costs at the OCPP.

•A $19.6 million decrease in benefit costs, primarily due to lower stock-based compensation.

•A $15.8 million decrease in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities. See Note 26, Regulatory Environment, for more information.

•A $12.5 million decrease in costs incurred related to facility damage to our PSB resulting from a significant rain event in May 2020. See Note 7, Property, Plant, and Equipment, for more information on the significant rain event.

•A $6.9 million decrease in transmission expense driven by a decrease in electric wholesale customers related to the expiration of certain wholesale contracts.

Other Income, Net

Other income, net at the Wisconsin segment increased $21.1 million during 2021, compared with 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $5.7 million during 2021, compared with 2020, driven by lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Lower interest expense on short-term debt was also a contributor as commercial paper rates were lower in 2021 compared to 2020. These decreases in interest expense were partially offset by interest expense on the ETBs issued by WEPCo Environmental Trust in May 2021, which is offset in revenues.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $12.8 million during 2021, compared with 2020. The decrease was primarily due to an approximate $27.6 million positive impact related to the 2021 amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting negative impact in operating income. Partially offsetting this decrease in income tax

2021 Form 10-K	52	WEC Energy Group, Inc.

expense was a decrease in PTCs and an increase in pretax income. See Note 16, Income Taxes, and Note 26, Regulatory Environment, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the year ended December 31, 2021 was $223.0 million, representing a $19.5 million, or 9.6%, increase over the prior year. The increase was driven by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and an increase in late payment charges. Lower benefit costs also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation expense and an increase in natural gas distribution and maintenance costs during 2021.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
(in millions)	2021	2020	B (W)
Natural gas revenues	$1,672.8	$1,321.9	$350.9
Cost of natural gas sold	628.4	330.9	(297.5)
Total natural gas margins	1,044.4	991.0	53.4

Other operation and maintenance	433.5	435.4	1.9
Depreciation and amortization	218.1	196.7	(21.4)
Property and revenue taxes	31.2	28.1	(3.1)
Operating income	361.6	330.8	30.8

Other income, net	7.3	2.3	5.0
Interest expense	66.6	63.5	(3.1)
Income before income taxes	302.3	269.6	32.7

Income tax expense	79.3	66.1	(13.2)
Net income attributed to common shareholders	$223.0	$203.5	$19.5

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in the line items below	$320.3	$332.1	$11.8
Riders (1)	112.1	101.4	(10.7)
Regulatory amortizations (1)	(1.5)	(2.6)	(1.1)
Other	2.6	4.5	1.9
Total other operation and maintenance	$433.5	$435.4	$1.9
(1)    These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2021	2020	B (W)
Customer Class
Residential	819.2	832.6	(13.4)
Commercial and industrial	319.5	326.1	(6.6)
Total retail	1,138.7	1,158.7	(20.0)
Transport	760.1	785.7	(25.6)
Total sales in therms	1,898.8	1,944.4	(45.6)

2021 Form 10-K	53	WEC Energy Group, Inc.

	Year Ended December 31
Weather (Degree Days) (1)	2021	2020	B (W)
Heating (6,071 normal)	5,468	5,597	(2.3)%

(1)    Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $350.9 million during 2021, compared with 2020. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold increased 95.5% during 2021, compared with 2020. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $10.7 million impact of the riders referenced in the table above, increased $42.7 million during 2021, compared with 2020. The increase in margins was primarily driven by:

•A $25.5 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

•A $7.5 million increase in late payment charges driven by the reinstatement of late payment charges during 2021 that were suspended by the ICC in 2020 due to the COVID-19 pandemic.

•A $3.6 million increase in the invested capital tax adjustment rider related to higher plant placed in service during 2021 compared with 2020, which did not impact net income as it was offset in property and revenue taxes. The invested capital tax adjustment rider is a mechanism that allows PGL and NSG to recover (or refund) the difference between the cost of invested capital tax incurred and the amount collected through base rates.

•A $3.1 million increase related to the collection of fixed charges driven by the expiration of the moratorium on disconnections during 2020 due to a regulatory order from the ICC in response to the COVID-19 pandemic.

•A $1.9 million increase related to the impact of the NSG rate order approved by the ICC, effective September 15, 2021.

See Note 26, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $11.9 million, net of the impact of the riders referenced in the table above, during 2021, compared with 2020. The significant factors impacting the increase in operating expenses were:

•A $21.4 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $16.4 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure, including costs associated with maintenance at our gas storage field.

These increases in operating expenses were partially offset by:

•A $23.1 million decrease in benefit costs, primarily due to lower costs related to pension, stock-based compensation, and severance.

•A $2.8 million decrease in costs associated with the investigation and remediation of the natural gas leak at the Manlove Gas Storage Field. See Part I, Item 3. Legal Proceedings, for more information.

2021 Form 10-K	54	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the Illinois segment increased $5.0 million during 2021, compared with 2020, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $3.1 million during 2021, compared with 2020, driven by higher long-term debt balances related to incremental borrowings in both 2021 and 2020, primarily related to additional capital investment.

Income Tax Expense

Income tax expense at the Illinois segment increased $13.2 million during 2021, compared with 2020, driven by an increase in pretax income and a $5.0 million decrease in unrecognized tax benefits compared with 2020. See Note 16, Income Taxes, for more information.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the year ended December 31, 2021 was $35.8 million, representing a $3.2 million, or 8.2%, decrease over the prior year. The decrease was driven by higher operating expenses due to depreciation and amortization, and higher operation and maintenance expense, primarily related to the February 2021 cold weather event. These decreases in net income were partially offset by lower interest expense in 2021 due to the deferral of interest expense related to capital investments made by MGU since its last rate case. See Note 26, Regulatory Environment, for more information.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
(in millions)	2021	2020	B (W)
Natural gas revenues	$519.0	$384.1	$134.9
Cost of natural gas sold	319.3	184.8	(134.5)
Total natural gas margins	199.7	199.3	0.4

Other operation and maintenance	90.4	87.0	(3.4)
Depreciation and amortization	38.1	33.5	(4.6)
Property and revenue taxes	18.8	17.2	(1.6)
Operating income	52.4	61.6	(9.2)

Other income, net	1.1	0.7	0.4
Interest expense	6.2	10.2	4.0
Income before income taxes	47.3	52.1	(4.8)

Income tax expense	11.5	13.1	1.6
Net income attributed to common shareholders	$35.8	$39.0	$(3.2)

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2021	2020	B (W)
Operation and maintenance not included in line items below	$70.5	$67.9	$(2.6)
Regulatory amortizations and other pass through expenses (1)	19.8	18.9	(0.9)
Other	0.1	0.2	0.1
Total other operation and maintenance	$90.4	$87.0	$(3.4)

2021 Form 10-K	55	WEC Energy Group, Inc.

(1)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered volumes by customer class and weather statistics:

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2021	2020	B (W)
Customer Class
Residential	301.1	309.6	(8.5)
Commercial and industrial	188.5	200.5	(12.0)
Total retail	489.6	510.1	(20.5)
Transportation	801.6	728.5	73.1
Total sales in therms	1,291.2	1,238.6	52.6

	Year Ended December 31
Weather (Degree Days) (1)	2021	2020	B (W)
MERC
Heating (7,969 normal)	7,440	7,896	(5.8)%

MGU
Heating (6,209 normal)	5,755	5,952	(3.3)%

(1)    Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective territories.

Natural Gas Revenues

Natural gas revenues increased $134.9 million during 2021, compared with 2020. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold increased 83.8% during 2021, compared with 2020. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $0.4 million during 2021, compared with 2020. This was primarily driven by a $3.7 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements. This increase was partially offset by a $1.9 million decrease related to lower sales volumes and a $1.0 million decrease associated with lower revenues related to MERC's GUIC rider. The GUIC rider allows MERC to recover previously approved GUIC incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $9.6 million during 2021, compared with 2020. The significant factors impacting the increase in operating expenses were:

•A $4.6 million increase in depreciation and amortization related to continued capital investment.

•A $3.7 million increase in operation and maintenance expense due to MERC's CIP program, which has an offsetting increase in margins.

•A $3.0 million increase in operation and maintenance expense related to the February 2021 cold weather event.

2021 Form 10-K	56	WEC Energy Group, Inc.

These increases in operating expenses were partially offset by:

•A $1.9 million decrease in operation and maintenance expense related to effective cost control.

•A $1.8 million decrease in operation and maintenance expense due to MERC's GUIC rider, primarily related to having fewer expenditures in 2021 compared to 2020, which is mostly offset in margins.

Interest Expense

Interest expense at the other states segment decreased $4.0 million during 2021, compared with 2020, driven by the deferral of interest expense related to capital investments made by MGU since its last rate case, as approved by the MPSC. The decrease was partially offset by long term debt issuances in 2020 and 2021, primarily related to continued capital investment. See Note 26, Regulatory Environment, for more information on the MPSC order that allowed MGU to defer interest expense related to certain capital expenditures.

Income Tax Expense

Income tax expense at the other states segment decreased $1.6 million during 2021, compared with 2020, driven by a decrease in pretax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2021	2020	B (W)
Equity in earnings of transmission affiliates	$158.1	$175.8	$(17.7)
Other expense	0.1	0.1	—
Interest expense	19.4	19.4	—
Income before income taxes	138.6	156.3	(17.7)

Income tax expense	32.3	43.7	11.4
Net income attributed to common shareholders	$106.3	$112.6	$(6.3)

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates decreased $17.7 million during 2021, compared with 2020, driven by:

•A $14.6 million decrease in equity earnings related to the impact of the FERC order issued in May 2020 addressing complaints related to ATC's ROE. The order resulted in an increase in the base ROE that ATC is allowed to collect, retroactive to November 2013, which was recorded in 2020. For further discussion of this FERC order, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints.

•A $12.2 million decrease in equity earnings related to a goodwill impairment recorded by ATC Holdco, which was formed to invest in transmission-related projects outside of ATC's traditional footprint.

Continued capital investment by ATC partially offset the negative year-over-year impact on equity earnings related to the 2020 FERC order and the goodwill impairment recorded at ATC Holdco.

Income Tax Expense

Income tax expense at the electric transmission segment decreased $11.4 million during 2021, compared with 2020, driven by a $6.6 million positive impact of uncertain tax positions in 2021 that were recorded in 2020 and a $4.7 million positive impact related to a decrease in pretax income.

2021 Form 10-K	57	WEC Energy Group, Inc.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2021	2020	B (W)
Operating income	$350.3	$366.3	$(16.0)

Other income, net	—	0.3	(0.3)
Interest expense	71.0	60.8	(10.2)
Income before income taxes	279.3	305.8	(26.5)

Income tax expense	3.1	44.7	41.6
Net (income) loss attributed to noncontrolling interests	3.0	(0.3)	3.3
Net income attributed to common shareholders	$279.2	$260.8	$18.4

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $16.0 million during 2021, compared with 2020. The decrease was primarily driven by an aggregate of $21.9 million of higher operating losses at our Coyote Ridge wind park and 2021 operating losses at our Tatanka Ridge wind park related to congestion on the electricity grid due, in part, to several transmission outages in 2021. This decrease was partially offset by higher operating income of $6.6 million at our Blooming Grove wind park that achieved commercial operation in December 2020.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $10.2 million during 2021, compared with 2020, primarily due to WECI Wind Holding I's debt issuance in December 2020.

Income Tax Expense

Income tax expense at the non-utility energy infrastructure segment decreased $41.6 million during 2021, compared with 2020, primarily due to a $34.0 million increase in PTCs generated in 2021, driven by our Blooming Grove and Tatanka Ridge wind parks that achieved commercial operation in December 2020 and January 2021, respectively, and lower pretax earnings.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2021	2020	B (W)
Operating loss	$(18.9)	$(40.8)	$21.9

Other income, net	51.7	24.4	27.3
Interest expense	92.8	124.0	31.2
Loss on debt extinguishment	36.3	38.4	2.1
Loss before income taxes	(96.3)	(178.8)	82.5

Income tax benefit	(45.8)	(72.4)	(26.6)
Net loss attributed to common shareholders	$(50.5)	$(106.4)	$55.9

Operating Loss

The operating loss at the corporate and other segment decreased $21.9 million during 2021, compared with 2020, driven by:

•A $17.2 million positive impact from the change in operating income at Wispark. The change was driven by reductions in the carrying value of certain real estate-related assets during 2020, which did not reoccur in 2021, resulting in a positive year-over-year variance.

2021 Form 10-K	58	WEC Energy Group, Inc.

•A $4.7 million positive impact due to a pre-tax loss recorded in 2020 on the sale of a portfolio of residential solar facilities owned by PDL. The sale resulted in an after-tax gain; however, the gain related to the recognition of deferred ITCs, which were included as a reduction of income tax expense on our income statement. See Note 3, Dispositions, for more information on the sale.

Other Income, Net

Other income, net at the corporate and other segment increased $27.3 million during 2021, compared with 2020, driven by a $17.6 million increase in earnings from our equity method investments in technology and energy-focused investment funds. Higher net gains from the investments held in the Integrys rabbi trust of $5.9 million also contributed to the increase. The gains from the investments held in the rabbi trust partially offset higher benefits costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

Interest Expense

Interest expense at the corporate and other segment decreased $31.2 million during 2021, compared with 2020, as we opportunistically refinanced long-term debt obligations in both 2021 and 2020 in order to take advantage of lower interest rates. Lower interest expense on short-term debt was also a contributor as commercial paper rates were lower in 2021 compared to 2020.

Loss on Debt Extinguishment

The loss on debt extinguishment decreased $2.1 million, driven by a decrease in make whole payments associated with refinancing debt obligations prior to maturity in 2021, compared to 2020.

Income Tax Benefit

The income tax benefit at the corporate and other segment decreased $26.6 million during 2021, compared with 2020, driven by a lower pretax loss. Also contributing to the decrease in the income tax benefit were a $9.1 million decrease in excess tax benefits recognized on stock option exercises and a $6.5 million negative impact from the recognition in 2020 of previously deferred ITCs related to the sale of PDL's residential solar facilities. See Note 3, Dispositions, for more information on the sale of residential solar facilities. These decreases in the income tax benefit were partially offset by an $11.8 million change in unrecognized tax benefits during 2021, compared with 2020. See Note 16, Income Taxes, for more information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our businesses and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2021 with the year ended December 31, 2020. For a similar discussion that compares our cash flows for the year ended December 31, 2020 with the year ended December 31, 2019, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2020 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2021.

2021 Form 10-K	59	WEC Energy Group, Inc.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2021	2020	Change in 2021 Over 2020
Cash provided by (used in):
Operating activities	$2,032.7	$2,196.0	$(163.3)
Investing activities	(2,311.8)	(2,806.8)	495.0
Financing activities	294.0	601.1	(307.1)

Operating Activities

Net cash provided by operating activities decreased $163.3 million during 2021, compared with 2020. The increase in cash earnings was more than offset by working capital requirements, primarily related to higher natural gas prices, as discussed in more detail below.

The significant factors impacting the decrease in net cash provided by operating activities include:

•A $240.0 million decrease in cash related to higher payments for fuel and purchased power at our plants during 2021, compared with 2020. We incurred higher natural gas costs throughout 2021, compared with 2020, as a result of an increase in the price of natural gas. Increased coal costs also drove higher payments for fuel used at our plants.

•A $221.7 million decrease in cash from higher payments for operating and maintenance expenses. During 2021, our payments were higher for storm restoration, transmission, electric and natural gas distribution and maintenance, charitable projects, and customer service.

These decreases in net cash provided by operating activities were partially offset by:

•A $208.8 million increase in cash due to realized gains on derivative instruments as well as higher collateral received from counterparties during 2021, both driven by higher natural gas prices.

•A $46.9 million increase in cash related to a decrease in contributions and payments related to pension and OPEB plans during 2021, compared with 2020.

•A $30.7 million increase in cash related to higher overall collections from customers as a result of an increase in sales volumes during 2021, compared with 2020. This increase was driven by favorable weather and the continued economic recovery in Wisconsin from the COVID-19 pandemic. In addition, we continued to recover natural gas costs from our customers related to the extreme weather conditions that occurred in February 2021 in accordance with various orders from our commissions. See Note 26, Regulatory Environment, for more information on the recovery of these natural gas costs.

Investing Activities

Net cash used in investing activities decreased $495.0 million during 2021, compared with 2020, driven by:

•The acquisition of a 90% ownership interest in Blooming Grove in December 2020 for $364.6 million, which is net of restricted cash acquired of $24.1 million. See Note 2, Acquisitions, for more information.

•The acquisition of an 85% ownership interest in Tatanka Ridge in December 2020 for $239.9 million. See Note 2, Acquisitions, for more information.

•Capital contributions paid to transmission affiliates of $21.2 million during 2020. See Note 21, Investment in Transmission Affiliates, for more information. There were no payments to transmission affiliates during 2021.

2021 Form 10-K	60	WEC Energy Group, Inc.

These decreases in net cash used in investing activities were partially offset by:

•The acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.9 million. See Note 2, Acquisitions, for more information.

•Insurance proceeds received of $23.2 million for property damage during 2020, primarily driven by proceeds received for the PSB claim. See Note 7, Property, Plant, and Equipment, for more information.

•A $14.0 million increase in cash paid for capital expenditures during 2021, compared with 2020, which is discussed in more detail below.

Capital Expenditures

Capital expenditures by segment for the years ended December 31 were as follows:

Reportable Segment (in millions)	2021	2020	Change in 2021 Over 2020
Wisconsin	$1,389.7	$1,382.4	$7.3
Illinois	533.7	652.7	(119.0)
Other states	95.9	144.3	(48.4)
Non-utility energy infrastructure	215.4	26.3	189.1
Corporate and other	18.1	33.1	(15.0)
Total capital expenditures	$2,252.8	$2,238.8	$14.0

The increase in cash paid for capital expenditures at the Wisconsin segment during 2021, compared with 2020, was primarily driven by higher capital expenditures related to upgrades to WE's natural gas distribution system, repairs and restoration of WE's PSB as a result of the significant rain event in May 2020, and construction activity at Crane Creek, Badger Hollow II, and the LNG facilities during 2021. See Note 7, Property, Plant, and Equipment, for more information on the PSB. These increases were partially offset by lower payments for capital expenditures related to Badger Hollow I, Two Creeks, an information technology project created to improve the billing, call center, and credit collection functions, upgrades of WPS's automated meter reading devices, and upgrades to WG's gas distribution system during 2021.

The decrease in cash paid for capital expenditures at the Illinois segment during 2021, compared with 2020, was primarily driven by lower payments for capital expenditures related to facilities projects, upgrades at the Manlove Gas Storage Field, and upgrades to the natural gas distribution system during 2021.

The decrease in cash paid for capital expenditures at the other states segment during 2021, compared with 2020, was primarily driven by a decrease in installations of automated meter reading devices during 2021.

The increase in cash paid for capital expenditures at the non-utility energy infrastructure segment during 2021, compared with 2020, was primarily driven by the construction of Jayhawk, which was acquired in February 2021 and became commercially operational in December 2021. See Note 2, Acquisitions, for more information.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities decreased $307.1 million during 2021, compared with 2020, driven by:

•A $680.0 million decrease in cash due to a $340.0 million repayment of a 364-day term loan during 2021, compared with its issuance during 2020, to enhance our liquidity position in response to the COVID-19 pandemic.

•A $146.9 million decrease in cash due to lower net borrowings of commercial paper during 2021, compared with 2020.

•A $56.8 million decrease in cash due to higher dividends paid on our common stock during 2021, compared with 2020. In January 2021, our Board of Directors increased our quarterly dividend by $0.045 per share (7.1%) effective with the March 2021 dividend payment.

2021 Form 10-K	61	WEC Energy Group, Inc.

•A $28.1 million decrease in cash from fewer stock options exercised during 2021, compared with 2020.

These decreases in net cash provided by financing activities were partially offset by:

•A $506.6 million increase in cash related to lower long-term debt repayments during 2021, compared with 2020.

•A $66.1 million increase in cash due to a decrease in the number and cost of shares of our common stock purchased during 2021, compared with 2020, to satisfy requirements of our stock-based compensation plans.

•The acquisition of an additional 10% ownership interest in Upstream in April 2020 for $31.0 million. See Note 2, Acquisitions, for more information.

Significant Financing Activities

For more information on our financing activities, see Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt.

Cash Requirements

We require funds to support and grow our businesses. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our shareholders, and the funding of our ongoing operations. Our significant cash requirements are discussed in further detail below.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 24, Commitments and Contingencies.

(in millions)	2022	2023	2024
Wisconsin	$2,131.7	$2,148.0	$2,114.1
Illinois	573.1	586.8	635.0
Other states	119.1	103.6	106.4
Non-utility energy infrastructure	870.8	325.7	297.5
Corporate and other	22.0	17.5	4.3
Total	$3,716.7	$3,181.6	$3,157.3

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

•We have received approval to invest in 100 MW of utility-scale solar within our Wisconsin segment. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be $130 million. Commercial operation of Badger Hollow II is targeted for the first quarter of 2023.

•In February 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own

2021 Form 10-K	62	WEC Energy Group, Inc.

180 MW of solar generation and 99 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $385 million, with construction expected to be completed by the end of 2023.

•WE and WPS have received approval to accelerate capital investments in two wind parks. The investment is expected to be approximately $154 million to repower major components of Blue Sky and Crane Creek, which are expected to be completed by the end of 2022.

•In March 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct the Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $400 million, with construction expected to be completed by the end of 2023.

•WPS, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. WPS's share of the cost of this project is estimated to be $150 million, with construction expected to be completed by the end of 2022.

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once constructed, WE and WPS will collectively own 270 MW of solar generation and 149 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $585 million, with construction expected to be completed by the second quarter of 2024.

•In April 2021, WE and WPS filed an application with the PSCW for approval to construct 128 MW of natural gas-fired generation at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven reciprocating internal combustion engines. If approved, we estimate the cost of this project to be approximately $170 million, with construction expected to be completed by the end of 2023.

•In November 2021, WE and WPS signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. In December 2021, WE and WPS filed an application with the PSCW for approval to acquire Whitewater. If approved, the cost of this facility will be $72.7 million, with the transaction expected to close in January 2023. See Note 15, Leases, for more information.

•In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, WPS or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a new, combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, our share of the cost of this ownership interest is approximately $91 million, with the transaction expected to close in the second quarter of 2023.

WE and WG have received PSCW approval to each construct its own LNG facility. Each facility would provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. These facilities are expected to reduce the likelihood of constraints on WE's and WG's natural gas systems during the highest demand days of winter. The total cost of both projects is estimated to be approximately $370 million, with approximately half being invested by each utility. Commercial operation of the WE and WG LNG facilities are targeted for the end of 2023 and 2024, respectively.

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. PGL's projected average annual investment through 2024 is between $280 million and $300 million. See Note 26, Regulatory Environment, for more information on the SMP.

2021 Form 10-K	63	WEC Energy Group, Inc.

The non-utility energy infrastructure segment line item in the table above includes WECI's planned investment in Thunderhead and Sapphire Sky. See Note 2, Acquisitions, for more information on these wind projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $115 million from 2022 through 2024. We do not expect to make any contributions to ATC Holdco during that period.

See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Withhold Release Order Related to Silica-Based Products for information on the potential impacts to our solar projects as a result of CBP actions related to solar panels.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt (excluding finance lease obligations) as of December 31, 2021:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments on long-term debt (1)	$7,563.2	$456.5	$892.6	$810.8	$5,403.3

(1)    The interest due on our variable rate debt is based on the interest rates that were in effect on December 31, 2021.

Common Stock Dividends

On January 20, 2022, our Board of Directors increased our quarterly dividend to $0.7275 per share effective with the first quarter of 2022 dividend payment, an increase of 7.4%. This equates to an annual dividend of $2.91 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

We have been paying consecutive quarterly dividends dating back to 1942 and expect to continue paying quarterly cash dividends in the future. Any payment of future dividends is subject to approval by our Board of Directors and is dependent upon future earnings, capital requirements, and financial and other business conditions. In addition, our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our subsidiaries. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future. See Note 11, Common Equity, for more information related to these restrictions and our other common stock matters.

Other Significant Cash Requirements

Our utility and non-utility operations have purchase obligations under various contracts for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. These costs are a significant component of funding our ongoing operations. See Note 24, Commitments and Contingencies, for more information, including our minimum future commitments related to these purchase obligations.

In addition to our energy-related purchase obligations, we have commitments for other costs incurred in the normal course of business, including costs related to information technology services, meter reading services, maintenance and other service agreements for certain generating facilities, and various engineering agreements. Our estimated future cash requirements related to these purchase obligations are reflected below.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$465.3	$243.8	$178.0	$39.8	$3.7

2021 Form 10-K	64	WEC Energy Group, Inc.

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to power purchase commitments and land leases for our solar projects. Our operating lease obligations are for office space and land. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 20, Employee Benefits, for our expected contributions in 2022 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2021 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 24, Commitments and Contingencies, and Note 16, Income Taxes, respectively.

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

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our businesses and implement our corporate strategy through internal generation of cash from operations and access to the capital markets, which allows us to obtain external short-term borrowings, including commercial paper and term loans, and intermediate or long-term debt securities. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events.

See Factors Affecting Results, Liquidity, and Capital Resources – Coronavirus Disease – 2019, for additional information on the impacts of the COVID-19 pandemic on our liquidity.

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities approved capital structures, see Item 1. Business – E. Regulation.

The issuance of securities by our utility companies is subject to the approval of the applicable state commissions or FERC. Additionally, with respect to the public offering of securities, we, WE, and WPS file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities authorized by the appropriate regulatory authorities, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.

At December 31, 2021, our current liabilities exceeded our current assets by $1,096.3 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $1,201.6 million under

2021 Form 10-K	65	WEC Energy Group, Inc.

existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our credit facilities and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2021, these trusts had investments of approximately $4.3 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 20, Employee Benefits.

Capitalization Structure

The following table shows our capitalization structure as of December 31, 2021 and 2020, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

	2021		2020
(in millions)	Actual	Adjusted	Actual	Adjusted
Common shareholders' equity	$10,913.2	$11,163.2	$10,469.7	$10,719.7
Preferred stock of subsidiary	30.4	30.4	30.4	30.4
Long-term debt (including current portion)	13,693.1	13,443.1	12,513.9	12,263.9
Short-term debt	1,897.0	1,897.0	1,776.9	1,776.9
Total capitalization	$26,533.7	$26,533.7	$24,790.9	$24,790.9

Total debt	$15,590.1	$15,340.1	$14,290.8	$14,040.8

Ratio of debt to total capitalization	58.8%	57.8%	57.6%	56.6%

Included in long-term debt on our balance sheets as of December 31, 2021 and 2020, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Debt Covenants

At December 31, 2021, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2021. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at December 31, 2021, it could have been required to post $100 million of additional collateral or other assurances

2021 Form 10-K	66	WEC Energy Group, Inc.

pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In September 2021, Moody's changed the rating outlook for WG to negative from stable as a result of the decision to defer its next base rate case to 2022. The change in rating outlook has not had, and we do not believe that it will have, a material impact on our ability to access capital markets. Moody's affirmed WG's ratings including its A3 senior unsecured rating and its P-2 short term rating for commercial paper. See Note 26, Regulatory Environment, for more information on the rate case delay.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Coronavirus Disease – 2019

The COVID-19 pandemic has adversely impacted the economy and financial markets, which has adversely affected our business. During 2021, commercial and industrial retail sales volumes began to improve due to the continued economic recovery in our service territories. However, there are still questions regarding the extent and duration of the COVID-19 pandemic itself. Orders limiting the capacity of various businesses could be adopted again in the future depending on how the virus continues to mutate and spread. The resulting effects of any future orders could have a variety of adverse impacts on us and our subsidiaries, including a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unreasonable terms or rates.

Liquidity and Financial Markets

Upon the initial enactment of certain COVID-19 related shelter-in-place orders in early to mid-March 2020, commercial paper markets became more expensive and related terms became less flexible. In response to these signs of market instability, the Federal Reserve implemented certain measures, including a reduction in its benchmark Federal Funds rate and the establishment of various programs to restore liquidity and stability into the short-term funding markets. These measures had an almost immediate mitigating effect on commercial paper rates and availability in 2020. As of December 31, 2021, the disruptions in the commercial paper and long-term debt markets as a result of the COVID-19 pandemic have subsided.

Allowance for Credit Losses

Economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates and the inability of some businesses to recover from the pandemic, caused a higher percentage of our accounts receivable balances to become uncollectible. Although impacts on our results of operations related to higher uncollectible receivable balances were mitigated by regulatory mechanisms and certain COVID-19 specific regulatory orders we received, the increase in past due receivables we experienced resulted in higher working capital requirements. However, with normal collection practices now underway in all of our service territories, we continue to see an improvement in our past due receivable balances, as evidenced by a decrease in our allowance for credit losses. See Note 5, Credit Losses, for more information.

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

2021 Form 10-K	67	WEC Energy Group, Inc.

Loss of Business

Many of the commercial and industrial customers in our service territories have recovered, or are recovering, from the COVID-19 pandemic. However, we are still seeing a decrease in the consumption of electricity and natural gas by some of our customers as they continue to experience lower demand for their products and services, or are not operating at full capacity. The extent to which the pandemic related decrease in consumption will continue to impact our results of operations and liquidity is dependent upon the duration of the COVID-19 pandemic and the ability of our customers to continue, or to resume, normal operations.

Employee Safety

The health and safety of our employees during the COVID-19 pandemic is paramount and enables us to continue to provide critical services to our customers.

We are taking into consideration CDC guidelines and have taken precautions with regard to employee hygiene and facility cleanliness, imposed travel limitations on our employees, provided additional employee benefits, and implemented remote-work policies where appropriate. We have an incident management team and updated our pandemic continuity plan, which includes identifying critical work groups and ensuring safe-harbor plans are in place. We have minimized the unnecessary risk of exposure to COVID-19 by implementing self-quarantine measures and have adopted additional precautionary measures for our critical work groups.

Additional protocols have been implemented for our field employees who travel to customer premises in order to protect them, our customers, and the public. We have modified our work protocols to ensure compliance with social distancing and face covering recommendations. We are developing return-to-the workplace strategies for those employees currently working remotely, taking into consideration factors such as any updated CDC guidelines, new variants, any increases in COVID-19 cases in our service territories, and the overall level of risk to our employees and customers.

All of these safety measures have caused us to incur additional costs that, depending upon the duration of the COVID-19 pandemic, could have a material impact on our results of operations and liquidity.

We continue to provide our employees with educational information regarding the COVID-19 vaccine and are providing incentives and imposing surcharges on our medical plan to encourage employees to obtain the vaccine. Enforcement of these surcharges and precautionary measures may adversely impact our operations, including possible labor disruptions, employee attrition, and a reduced ability to replace departing employees.

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

Michigan

Michigan has adopted a limited retail choice program. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. As a result, some of our small retail customers have switched to an alternative electric supplier. At December 31, 2021, Michigan law limited customer choice to 10% of an electric utility's Michigan retail load. Our iron ore mine customer, Tilden, is exempt from this 10% cap based on current law, but Tilden is required under a long-term agreement to purchase electric power from UMERC through March 2039. In addition, certain load increases by facilities already using an

2021 Form 10-K	68	WEC Energy Group, Inc.

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

Due to the PSCW's previous proceedings on natural gas industry regulation in a competitive environment, the PSCW currently provides all Wisconsin customer classes with competitive markets the option to choose a third-party natural gas supplier. All of our Wisconsin non-residential customer classes have competitive market choices and, therefore, can purchase natural gas directly from either a third-party supplier or their local natural gas utility. Since third-party suppliers can be used in Wisconsin, the PSCW has also adopted standards for transactions between a utility and its natural gas marketing affiliates.

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

2021 Form 10-K	69	WEC Energy Group, Inc.

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

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Our rates are determined by various regulatory commissions. See Item 1. Business – E. Regulation for more information on these commissions.

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of December 31, 2021, our regulatory assets were $3,367.1 million, and our regulatory liabilities were $3,960.3 million.

We expect to request or have requested recovery of the costs related to the following projects discussed in recent or pending rate proceedings, orders, and investigations involving our utilities:

•Prior to its acquisition by us, Integrys initiated an information technology project with the goal of improving the customer experience at its subsidiaries. Specifically, the project is expected to provide functional and technological benefits to the billing, call center, and credit collection functions. As of December 31, 2021, costs incurred for this project at PGL are still subject to approval by the ICC. WPS, NSG, MGU and MERC received approval to recover these costs in their most recent rate orders.

•In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2021, PGL filed its 2020 reconciliation with the ICC, which, along with the 2019, 2018, 2017, and 2016 reconciliations, are still pending. As of December 31, 2021, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 26, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Climate and Equitable Jobs Act

On September 15, 2021, the state of Illinois signed into law the Climate and Equitable Jobs Act. This new legislation includes, among other things, a path for Illinois to move towards 100% clean energy, expanded commitments to energy efficiency and renewable energy, additional consumer protections, and expanded ethics reform. The provisions in this legislation with the potential to have the most significant financial impact on PGL and NSG relate to the new consumer protection requirements. Effective January 1, 2023, natural gas utilities will no longer be allowed to charge late payment fees to low-income residential customers. In addition, effective September 15, 2021, the new legislation prohibits utilities from charging customers a fee when they elect to pay for service with a credit card. Instead, utilities will be required to seek recovery of costs incurred to process credit card payments through a rate proceeding or by establishing a recovery mechanism. On December 16, 2021, the ICC approved the use of a TPTFA rider for PGL. The TPTFA rider will allow PGL to recover the costs incurred for third-party transaction fees, effective December 27, 2021. See Note 26, Regulatory Environment, for more information on the rider. NSG recovers costs related to these third-party transaction fees through its recently established base rates.

2021 Form 10-K	70	WEC Energy Group, Inc.

We continue to evaluate the impact this legislation may have on our future results of operations.

Withhold Release Order Related to Silica-Based Products

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China, such as polysilicon, included in the manufacturing of solar panels. The WRO was issued over allegations of widespread, state-backed forced labor in the region. A significant percentage of the world’s polysilicon supply comes from China, and as a result of the WRO, many solar panels imported into the United States are being held by the CBP on suspicion that they originated from, or contain components that originated from, this region in China. Solar panels will only be released after the importer provides satisfactory evidence to the contrary, which can be an arduous process. We have been notified that one of our solar panel suppliers has experienced delays associated with this WRO. We are evaluating options to mitigate these delays and maintain original project schedules, although we could experience project delays as a result of this WRO. The project delays could impact Badger Hollow II, which is currently under construction. Also, we cannot currently predict what, if any, impact this supply disruption will have on future solar projects included in our capital plan.

United States Department of Commerce Complaint

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claim that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. In its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. In November 2021, the DOC rejected the petition filed by the anonymous group and cited the group's anonymity as a driving factor in the denial.

Infrastructure Investment and Jobs Act

In November 2021, President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over the next five years, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We expect funding from this Act will support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act should also help to expand emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future. We believe the Infrastructure Investment and Jobs Act will accelerate investment in projects that will help us meet our net zero emission goals to the benefit of our customers, the communities we serve, and our company.

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

2021 Form 10-K	71	WEC Energy Group, Inc.

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

2021 Form 10-K	72	WEC Energy Group, Inc.

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

Due to the cold temperatures, wind, snow and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven higher than our normal winter weather expectations. As a result of this extreme weather event, we requested approval for the recovery of an additional $322 million of natural gas costs across our service territories, above what was either set as a benchmark in our respective GCRMs or included in rates. See Note 26, Regulatory Environment, for more information on our recovery efforts associated with these costs.

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during 2021 and 2020, as measured by degree days, can be found in Results of Operations.

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

Based on the variable rate debt outstanding at December 31, 2021 and 2020, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $24.0 million and $20.3 million in 2021 and 2020, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

2021 Form 10-K	73	WEC Energy Group, Inc.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2021	Expected Return on Assets in 2022
Pension trust funds	$3,328.9	6.88%
OPEB trust funds	$1,000.2	7.00%

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

The preparation of financial statements in compliance with GAAP requires the application of accounting policies, as well as the use of estimates, assumptions, and judgements that could have a material impact on our financial statements and related disclosures. Judgments regarding future events may include the likelihood of success of particular projects, legal and regulatory challenges, and anticipated recovery of costs. Actual results may differ significantly from estimated amounts based on varying assumptions.

2021 Form 10-K	74	WEC Energy Group, Inc.

Our significant accounting policies are described in Note 1, Summary of Significant Accounting Policies. The following is a list of accounting policies and estimates that require management's most difficult, subjective, or complex judgments and may change in subsequent periods.

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

Future recovery of regulatory assets, including the timeliness of recovery and our ability to earn a reasonable return, is not assured and is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Once approved, the regulatory assets and liabilities are amortized into earnings over the rate recovery or refund period. If recovery or refund of costs is not approved or is no longer considered probable, these regulatory assets or liabilities are recognized in current period earnings. Management regularly assesses whether these regulatory assets and liabilities are probable of future recovery or refund by considering factors such as changes in the regulatory environment, earnings from our electric and natural gas utility operations, rate orders issued by our regulators, historical decisions by our regulators regarding regulatory assets and liabilities, and the status of any pending or potential deregulation legislation.

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. As of December 31, 2021, we had $3,367.1 million in regulatory assets and $3,960.3 million in regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information.

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

2021 Form 10-K	75	WEC Energy Group, Inc.

For all of our reporting units, the fair value exceeded its carrying value by over 50%. Based on these results, our reporting units are not at risk of failing step one of the goodwill impairment test.

See Note 10, Goodwill and Intangibles, for more information.

Long-Lived Assets

In accordance with ASC 980-360, Regulated Operations – Property, Plant, and Equipment, we periodically assess the recoverability of certain long-lived assets when events or changes in circumstances indicate that the carrying amount of those long-lived assets may not be recoverable. Examples of events or changes in circumstances include, but are not limited to, a significant decrease in the market price, a significant change in use, a regulatory decision related to recovery of assets from customers, adverse legal factors or a change in business climate, operating or cash flow losses, or an expectation that the asset might be sold or abandoned. See Note 1(k), Asset Impairment, for our policy on accounting for abandonments.

Performing an impairment evaluation involves a significant degree of estimation and judgement by management in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted future cash flows. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset. The fair value of the asset is assessed using various methods, including recent comparable third-party sales for our nonregulated operations, internally developed discounted cash flow analysis, expected recovery of regulated assets, and analysis from outside advisors.

See Note 7, Property, Plant, and Equipment, for more information on our generating units probable of being retired. See Note 6, Regulatory Assets and Liabilities, and Note 26, Regulatory Environment, for more information on our retired generating units, including various approvals we received from the FERC and the PSCW.

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2021 Pension Cost
Discount rate	(0.5)	$203.0	$23.6
Discount rate	0.5	(176.3)	(20.7)
Rate of return on plan assets	(0.5)	N/A	14.5
Rate of return on plan assets	0.5	N/A	(14.5)

2021 Form 10-K	76	WEC Energy Group, Inc.

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost. Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2021 Postretirement Benefit Cost
Discount rate	(0.5)	$32.3	$3.5
Discount rate	0.5	(28.3)	(3.1)
Health care cost trend rate	(0.5)	(17.2)	(3.5)
Health care cost trend rate	0.5	19.6	4.0
Rate of return on plan assets	(0.5)	N/A	4.7
Rate of return on plan assets	0.5	N/A	(4.7)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.88%, 6.87%, and 7.12% in 2021, 2020, and 2019, respectively. The actual rate of return on pension plan assets, net of fees, was 9.5%, 12.65%, and 18.89%, in 2021, 2020, and 2019, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $531.7 million and $499.5 million as of December 31, 2021 and 2020, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

Income Tax Expense

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

We are required to estimate income taxes for each of our applicable tax jurisdictions as part of the process of preparing consolidated financial statements. This process involves estimating current income tax liabilities together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for income tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within our balance sheets. We also assess the likelihood that our deferred income tax assets will be recovered through future taxable income. To the extent we believe that realization is not likely, we establish a valuation allowance, which is offset by an adjustment to income tax expense in our income statements.

2021 Form 10-K	77	WEC Energy Group, Inc.

Uncertainty associated with the application of tax statutes and regulations, the outcomes of tax audits and appeals, changes in income tax law, enacted tax rates or amounts subject to income tax, and changes in the regulatory treatment of any tax reform benefits requires that judgments and estimates be made in the accrual process and in the calculation of effective tax rates. Only income tax benefits that meet the "more likely than not" recognition threshold may be recognized or continue to be recognized. Unrecognized tax benefits are re-evaluated quarterly and changes are recorded based on new information, including the issuance of relevant guidance by the courts or tax authorities and developments occurring in the examinations of our tax returns.

We expect our 2022 annual effective tax rate to be between 18.5% and 19.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2021 Form 10-K	78	WEC Energy Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEC Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

2021 Form 10-K	79	WEC Energy Group, Inc.

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

While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred. The Company had $3,367.1 million and $3,960.3 million of regulatory assets and liabilities, respectively, as of December 31, 2021.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2022

We have served as the Company's auditor since 2002.

2021 Form 10-K	80	WEC Energy Group, Inc.

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEC Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 24, 2022

2021 Form 10-K	81	WEC Energy Group, Inc.

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions, except per share amounts)	2021	2020	2019
Operating revenues	$8,316.0	$7,241.7	$7,523.1

Operating expenses
Cost of sales	3,311.0	2,319.5	2,678.8
Other operation and maintenance	2,005.5	2,032.2	2,184.8
Depreciation and amortization	1,074.3	975.9	926.3
Property and revenue taxes	210.3	208.0	201.8
Total operating expenses	6,601.1	5,535.6	5,991.7

Operating income	1,714.9	1,706.1	1,531.4

Equity in earnings of transmission affiliates	158.1	175.8	127.6
Other income, net	133.2	79.5	102.2
Interest expense	471.1	493.7	501.5
Loss on debt extinguishment	36.3	38.4	—
Other expense	(216.1)	(276.8)	(271.7)

Income before income taxes	1,498.8	1,429.3	1,259.7
Income tax expense	200.3	227.9	125.0
Net income	1,298.5	1,201.4	1,134.7

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Net (income) loss attributed to noncontrolling interests	3.0	(0.3)	0.5
Net income attributed to common shareholders	$1,300.3	$1,199.9	$1,134.0

Earnings per share
Basic	$4.12	$3.80	$3.60
Diluted	$4.11	$3.79	$3.58

Weighted average common shares outstanding
Basic	315.4	315.4	315.4
Diluted	316.3	316.5	316.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2021 Form 10-K	82	WEC Energy Group, Inc.

C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2021	2020	2019
Net income	$1,298.5	$1,201.4	$1,134.7

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative gain (loss), net of tax expense (benefit) of $0.2, $(1.6), and $(1.3), respectively	0.6	(4.3)	(3.5)
Reclassification of realized net derivative (gain) loss to net income, net of tax	0.9	1.5	(0.8)
Cash flow hedges, net	1.5	(2.8)	(4.3)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax expense (benefit) of $0.7, $(0.2), and $1.0, respectively	1.7	(0.5)	2.6
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.4	0.6	0.2
Defined benefit plans, net	2.1	0.1	2.8

Other comprehensive income (loss), net of tax	3.6	(2.7)	(1.5)

Comprehensive income	1,302.1	1,198.7	1,133.2

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Comprehensive (income) loss attributed to noncontrolling interests	3.0	(0.3)	0.5
Comprehensive income attributed to common shareholders	$1,303.9	$1,197.2	$1,132.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2021 Form 10-K	83	WEC Energy Group, Inc.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$16.3	$24.8
Accounts receivable and unbilled revenues, net of reserves of $198.3 and $220.1, respectively	1,505.7	1,202.8
Materials, supplies, and inventories	635.8	528.6
Prepayments	245.5	263.4
Other	253.4	63.4
Current assets	2,656.7	2,083.0

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $9,889.3 and $9,364.7, respectively	26,982.4	25,707.4
Regulatory assets (December 31, 2021 includes $100.7 related to WEPCo Environmental Trust)	3,264.8	3,524.1
Equity investment in transmission affiliates	1,789.4	1,764.3
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	881.3	600.9
Other	361.1	295.6
Long-term assets	36,331.8	34,945.1
Total assets	$38,988.5	$37,028.1

Liabilities and Equity
Current liabilities
Short-term debt	$1,897.0	$1,776.9
Current portion of long-term debt (December 31, 2021 includes $8.8 related to WEPCo Environmental Trust)	169.4	785.8
Accounts payable	1,005.7	880.7
Other	680.9	704.7
Current liabilities	3,753.0	4,148.1

Long-term liabilities
Long-term debt (December 31, 2021 includes $102.7 related to WEPCo Environmental Trust)	13,523.7	11,728.1
Deferred income taxes	4,308.5	4,059.8
Deferred revenue, net	389.2	412.2
Regulatory liabilities	3,946.0	3,928.1
Environmental remediation liabilities	532.6	532.9
Pension and OPEB obligations	219.0	327.0
Other	1,203.2	1,229.4
Long-term liabilities	24,122.2	22,217.5

Commitments and contingencies (Note 24)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,138.1	4,143.7
Retained earnings	6,775.1	6,329.6
Accumulated other comprehensive loss	(3.2)	(6.8)
Common shareholders' equity	10,913.2	10,469.7

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	169.7	162.4
Total liabilities and equity	$38,988.5	$37,028.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2021 Form 10-K	84	WEC Energy Group, Inc.

E. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2021	2020	2019
Operating activities
Net income	$1,298.5	$1,201.4	$1,134.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	1,074.3	975.9	926.3
Deferred income taxes and ITCs, net	151.1	209.4	162.9
Contributions and payments related to pension and OPEB plans	(66.3)	(113.2)	(65.9)
Equity income in transmission affiliates, net of distributions	(25.1)	(29.1)	(2.9)
Change in –
Accounts receivable and unbilled revenues, net	(249.2)	16.1	98.2
Materials, supplies, and inventories	(107.2)	21.2	(1.5)
Amounts recoverable from customers	(82.3)	0.9	29.8
Other current assets	22.2	12.5	(36.9)
Accounts payable	126.9	(61.3)	1.5
Other current liabilities	(17.2)	(41.2)	78.7
Other, net	(93.0)	3.4	20.6
Net cash provided by operating activities	2,032.7	2,196.0	2,345.5

Investing activities
Capital expenditures	(2,252.8)	(2,238.8)	(2,260.8)
Acquisition of Jayhawk	(119.9)	—	—
Acquisition of Blooming Grove, net of restricted cash acquired of $24.1	—	(364.6)	—
Acquisition of Tatanka Ridge	—	(239.9)	—
Acquisition of Upstream, net of cash and restricted cash acquired of $9.2	—	—	(268.2)
Capital contributions to transmission affiliates	—	(21.2)	(52.6)
Proceeds from the sale of assets and businesses	21.9	20.3	37.6
Proceeds from the sale of investments held in rabbi trust	18.7	56.2	0.2
Purchase of investments held in rabbi trust	—	(37.8)	—
Reimbursement for ATC's construction costs	—	1.1	32.4
Insurance proceeds received for property damage	—	23.2	—
Other, net	20.3	(5.3)	16.5
Net cash used in investing activities	(2,311.8)	(2,806.8)	(2,494.9)

Financing activities
Exercise of stock options	15.7	43.8	67.0
Purchase of common stock	(33.1)	(99.2)	(140.1)
Dividends paid on common stock	(854.8)	(798.0)	(744.5)
Issuance of long-term debt	2,383.8	2,373.6	1,895.0
Retirement of long-term debt	(1,260.4)	(1,767.0)	(360.1)
Issuance of short-term loan	0.9	340.0	—
Repayment of short-term loan	(340.0)	—	—
Change in other short-term debt	459.2	606.1	(609.3)
Payments for debt extinguishment and issuance costs	(67.2)	(55.8)	(12.5)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	(31.0)	—
Other, net	(10.1)	(11.4)	(9.9)
Net cash provided by financing activities	294.0	601.1	85.6

Net change in cash, cash equivalents, and restricted cash	14.9	(9.7)	(63.8)
Cash, cash equivalents, and restricted cash at beginning of year	72.6	82.3	146.1
Cash, cash equivalents, and restricted cash at end of year	$87.5	$72.6	$82.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2021 Form 10-K	85	WEC Energy Group, Inc.

F. CONSOLIDATED STATEMENTS OF EQUITY

	WEC Energy Group Common Shareholders' Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
(in millions, except per share amounts)
Balance at December 31, 2018	$3.2	$4,250.1	$5,538.2	$(2.6)	$9,788.9	$30.4	$23.4	$9,842.7
Net income attributed to common shareholders	—	—	1,134.0	—	1,134.0	—	—	1,134.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Other comprehensive loss	—	—	—	(1.5)	(1.5)	—	—	(1.5)
Common stock dividends of $2.36 per share	—	—	(744.5)	—	(744.5)	—	—	(744.5)
Exercise of stock options	—	67.0	—	—	67.0	—	—	67.0
Purchase of common stock	—	(140.1)	—	—	(140.1)	—	—	(140.1)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	69.0	69.0
Capital contributions from noncontrolling interest	—	—	—	—	—	—	21.0	21.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.1)	(2.1)
Stock-based compensation and other	—	9.6	—	—	9.6	—	—	9.6
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	1,199.9	—	1,199.9	—	—	1,199.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	(2.7)	(2.7)	—	—	(2.7)
Common stock dividends of $2.53 per share	—	—	(798.0)	—	(798.0)	—	—	(798.0)
Exercise of stock options	—	43.8	—	—	43.8	—	—	43.8
Purchase of common stock	—	(99.2)	—	—	(99.2)	—	—	(99.2)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	—	—	—	—	(31.0)	(31.0)
Acquisition of noncontrolling interests	—	—	—	—	—	—	85.0	85.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.7)	(2.7)
Stock-based compensation and other	—	12.5	—	—	12.5	—	—	12.5
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	1,300.3	—	1,300.3	—	—	1,300.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Other comprehensive income	—	—	—	3.6	3.6	—	—	3.6
Common stock dividends of $2.71 per share	—	—	(854.8)	—	(854.8)	—	—	(854.8)
Exercise of stock options	—	15.7	—	—	15.7	—	—	15.7
Purchase of common stock	—	(33.1)	—	—	(33.1)	—	—	(33.1)
Acquisition of noncontrolling interest	—	—	—	—	—	—	6.3	6.3
Capital contributions from noncontrolling interest	—	—	—	—	—	—	7.6	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation and other	—	11.8	—	—	11.8	—	0.5	12.3
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2021 Form 10-K	86	WEC Energy Group, Inc.

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—WEC Energy Group serves approximately 1.6 million electric customers and 3.0 million natural gas customers, and owns approximately 60% of ATC.

As used in these notes, the term "financial statements" refers to the consolidated financial statements. This includes the income statements, statements of comprehensive income, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. On our financial statements, we consolidate our majority-owned subsidiaries which we control, and VIEs of which we are the primary beneficiary. We reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheet as of December 31, 2021 related to the minority interests at Bishop Hill III, Coyote Ridge, Upstream, Blooming Grove, Tatanka Ridge, and Jayhawk held by third parties.

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

•Corporate and other segment – Consists of the WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, WBS, and also included the operations of PDL prior to the sale of its remaining solar facilities in the fourth quarter of 2020. See Note 3, Dispositions, for more information on the sale of these solar facilities.

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

2021 Form 10-K	87	WEC Energy Group, Inc.

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

2021 Form 10-K	88	WEC Energy Group, Inc.

consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

We are an active participant in the MISO Energy Markets, where we bid our generation into the Day Ahead and Real Time markets and procure electricity for our retail and wholesale customers at prices determined by the MISO Energy Markets. Purchase and sale transactions are recorded using settlement information provided by MISO. These purchase and sale transactions are accounted for on a net hourly position. Net purchases in a single hour are recorded as purchased power in cost of sales, and net sales in a single hour are recorded as resale revenues on our income statements. For resale revenues, our performance obligation is created only when electricity is sold into the MISO Energy Markets.

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

The tariffs of our natural gas utilities include various rate mechanisms that allow them to recover or refund changes in prudently incurred costs from rate case-approved amounts. The rates for all of our natural gas utilities include one-for-one recovery mechanisms for natural gas commodity costs. Under normal circumstances, we defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year. However, as a result of the extreme weather in the Midwest in February 2021, the cost of gas purchased for our natural gas customers was temporarily driven significantly higher than our normal winter weather expectations. See Note 26, Regulatory Environment, for more information on the recovery of these high natural gas costs.

In addition, the rates of PGL and NSG, and the residential tariffs of WE, WPS, and WG, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The rates of PGL and NSG include riders for cost recovery of both environmental cleanup costs and energy conservation and management program costs. Finally, PGL's rates include a rider for income tax expense changes resulting from the Tax Legislation and a cost recovery mechanism for SMP costs and, and similarly, MERC's rates include riders to recover costs incurred to replace or modify natural gas facilities. See Note 26, Regulatory Environment, for more information on how COVID-19 has affected the cost recovery mechanisms for our company.

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

2021 Form 10-K	89	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Wind generation revenues from WECI's ownership interests in wind generation facilities continued to grow with new acquisitions in 2021. See Note 2, Acquisitions, for more information on recent acquisitions. Most of these wind generation facilities have offtake agreements with unaffiliated third parties for all of the energy to be produced by the facility, some of which are bundled with capacity and RECs. We consider bundled energy, capacity and RECs within these offtake agreements to be distinct performance obligations as each are often transacted separately in the marketplace.

When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Revenue from the sale of this renewable energy is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of the renewable generation facility and conveys the ability to call on the wind facility to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis. The performance obligation for RECs is recognized at a point-in-time; however, the timing of revenue recognition is the same, as the generation of renewable energy and the recognition of REC revenues occur concurrently.

Non-utility operating revenues are also derived from servicing appliances for customers at MERC. These contracts customarily have a duration of one year or less and consist of a single performance obligation satisfied over time. We use a time-based output method to recognize revenues monthly for the service fee.

Consistent with the timing of when we recognize revenue, customer billings for the wind generation and servicing revenues generally occur on a monthly basis, with payments typically due in full within 30 days.

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE. During 2021, 2020, and 2019, we recorded $23.3 million, $22.9 million, and $25.4 million, respectively, of revenues related to these deferred carrying costs.

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

2021 Form 10-K	90	WEC Energy Group, Inc.

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

(f) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2021	2020
Natural gas in storage	$326.0	$224.9
Materials and supplies	225.3	218.1
Fossil fuel	84.5	85.6
Total	$635.8	$528.6

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. Inventories stated on a LIFO basis represented approximately 19% and 22% of total inventories at December 31, 2021 and 2020, respectively. The estimated replacement cost of natural gas in inventory at December 31, 2021 and 2020, exceeded the LIFO cost by $114.2 million and $31.5 million, respectively. In calculating

2021 Form 10-K	91	WEC Energy Group, Inc.

these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per Dth of $3.67 at December 31, 2021, and $2.31 at December 31, 2020.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Annual utility composite depreciation rates are shown below:

Annual Utility Composite Depreciation Rates	2021	2020	2019
WE	3.09%	3.19%	3.11%
WPS	2.66%	2.63%	2.44%
WG	2.44%	2.33%	2.29%
PGL	3.12%	3.16%	3.20%
NSG	2.52%	2.48%	2.48%
MERC	2.58%	2.47%	2.33%
MGU	2.70%	2.67%	2.54%
UMERC	2.94%	2.97%	2.87%

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

2021 Form 10-K	92	WEC Energy Group, Inc.

The majority of AFUDC is recorded at WE, WPS, WBS, WG, and UMERC. Approximately 50% of WE's, WPS's, WG's, UMERC's, and WBS's retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. The AFUDC calculation for WBS uses the WPS AFUDC retail rate, while our utilities' AFUDC rates are determined by their respective state commissions, each with specific requirements. Average AFUDC rates are shown below:

	2021
	Average AFUDC Retail Rate	Average AFUDC Wholesale Rate
WE	8.68%	1.79%
WPS	7.55%	1.04%
WG	8.32%	N/A
UMERC	6.28%	N/A
WBS	7.55%	N/A

Our regulated utilities and WBS recorded the following AFUDC for the years ended December 31:

(in millions)	2021	2020	2019
AFUDC – Debt
WE	$2.9	$2.6	$1.5
WPS	3.5	4.6	2.4
WG	0.2	0.6	0.5
UMERC	0.1	—	1.3
WBS	0.1	0.1	0.1
Other	—	0.1	0.1
Total AFUDC – Debt	$6.8	$8.0	$5.9

AFUDC – Equity
WE	$7.9	$7.0	$3.7
WPS	9.0	11.8	5.7
WG	0.6	1.6	1.3
UMERC	0.1	0.1	3.3
WBS	0.2	0.2	0.2
Other	0.2	0.2	0.2
Total AFUDC – Equity	$18.0	$20.9	$14.4

(j) Cloud Computing Hosting Arrangements that are Service Contracts—We have entered into several cloud computing arrangements that are hosted service contracts as part of projects related to the continuous transformation of technology. These projects include, among other things, developing a centralized repository for data to improve analytics and reporting, targeted enterprise resource planning systems, a project management tool, and a power generation employee scheduling system. We present prepaid hosting fees that are service contracts in either prepayments or other long-term assets on our balance sheets and amortize them as the hosting services are received. Amortization expense, as well as the fees associated with the hosting arrangements, is recorded in other operation and maintenance expense on our income statements.

At December 31, 2021 and 2020, we had $3.3 million and $1.8 million, respectively, of capitalized implementation costs related to cloud computing arrangements that are hosted service contracts. We amortize the implementation costs on a straight-line basis over the cloud computing service arrangement term once the component of the hosted service is ready for its intended use. Amortization and accumulated amortization for the years ended December 31, 2021 and 2020 were not significant. The presentation of the implementation costs, along with the related accumulated amortization, follows the prepaid hosting fees.

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

2021 Form 10-K	93	WEC Energy Group, Inc.

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

(n) Stock-Based Compensation—In accordance with the Omnibus Stock Incentive Plan, we provide long-term incentives through our equity interests to our non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in common stock, cash, or a combination thereof. In addition to those shares of common stock that are subject to awards outstanding as of May 6, 2021, 9.0 million shares are reserved for issuance under the plan.

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

2021 Form 10-K	94	WEC Energy Group, Inc.

Stock Options

We grant non-qualified stock options that generally vest on a cliff-basis after three years. The exercise price of a stock option under the plan cannot be less than 100% of our common stock's fair market value on the grant date. Historically, all stock options have been granted with an exercise price equal to the fair market value of our common stock on the date of the grant. Options vest immediately upon retirement, death, or disability; however, they may not be exercised within six months of the grant date except in connection with certain termination of employment events following a change in control. Options expire no later than 10 years from the date of the grant.

Our stock options are classified as equity awards. The fair value of our stock options was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted along with the weighted-average assumptions used in the valuation models:

	2021	2020	2019
Stock options granted	530,612	554,594	476,418

Estimated weighted-average fair value per stock option	$13.20	$10.94	$8.60

Assumptions used to value the options:
Risk-free interest rate	0.1% – 0.9%	0.2% – 1.9%	2.5% – 2.7%
Dividend yield	2.9%	3.0%	3.6%
Expected volatility	21.0%	16.3%	17.0%
Expected life (years)	8.7	8.6	8.5

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

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. Under the plan, the ultimate number of units that will be awarded is dependent on our total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over three years, as well as other performance metrics as may be determined by the Compensation Committee. Under the terms of the award, participants may earn between 0% and 175% of the performance unit award based on our total shareholder return. Pursuant to the terms of the plan, these percentages can be adjusted upwards or downwards by up to 10% based on our performance against additional performance measures, if any, adopted by the Compensation Committee. Performance units also accrue forfeitable dividend equivalents in the form of additional performance units.

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

2021 Form 10-K	95	WEC Energy Group, Inc.

money stock options. The calculation of diluted earnings per share for the years ended December 31, 2021 and 2020 excluded 769,030 and 207,445 stock options, respectively, that had an anti-dilutive effect. There were no securities that had an anti-dilutive effect for the year ended December 31, 2019.

(p) Leases—We recognize a right of use asset and lease liability for operating and finance leases with a term of greater than one year. As a policy election, we account for each lease component separately from the nonlease components of a contract.

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

See Note 15, Leases, for more information.

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

2021 Form 10-K	96	WEC Energy Group, Inc.

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

(u) Employee Benefits—The costs of pension and OPEB plans are expensed over the periods during which employees render service. These costs are distributed among our subsidiaries based on current employment status and actuarial calculations, as applicable. Our regulators allow recovery in rates for the utilities' net periodic benefit cost calculated under GAAP. See Note 20, Employee Benefits, for more information.

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

2021 Form 10-K	97	WEC Energy Group, Inc.

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

(x) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Credit risk exposure at WE, WPS, WG, PGL, and NSG is mitigated by their recovery mechanisms for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2021. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2021.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions. The purchase price of certain acquisitions described below includes intangibles recorded as long-term liabilities related to PPAs, an interconnection agreement, and a proxy revenue swap. See Note 10, Goodwill and Intangibles, for more information.

Acquisition of Electric Generation Facility in Wisconsin

In November 2021, WE and WPS signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin, for $72.7 million. The transaction is expected to close in January 2023. In December 2021, WE and WPS filed an application with the PSCW for approval to acquire Whitewater. See Note 15, Leases, for more information.

Acquisition of Wind Generation Facilities in Illinois

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

2021 Form 10-K	98	WEC Energy Group, Inc.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Net property, plant, and equipment	$488.3
Accounts receivable	0.3
Other long-term assets	2.9
Accounts payable	(13.7)
Other current liabilities	(1.5)
Long-term liabilities	(68.7)
Noncontrolling interest	(43.0)
Total purchase price	$364.6

Acquisition of a Wind Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility in Bourbon and Crawford counties, Kansas, for $119.9 million, which included transaction costs. This project became commercially operational in December 2021. Subsequent to the acquisition, WECI incurred an additional $147.4 million of capital expenditures for the project for a total investment of $267.3 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for a period of 10 years. WECI's investment in Jayhawk qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which we will be entitled to tax benefits equal to our ownership interest. Jayhawk is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Net property, plant, and equipment	$145.3
Long-term liabilities	(11.8)
Long-term debt	(7.3)
Noncontrolling interest	(6.3)
Total purchase price	$119.9

Acquisition of a Wind Generation Facility in South Dakota

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

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Current assets	$37.3
Net property, plant, and equipment	301.2
Current liabilities	(37.3)
Long-term liabilities	(19.3)
Noncontrolling interest	(42.0)
Total purchase price	$239.9

2021 Form 10-K	99	WEC Energy Group, Inc.

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

2021 Form 10-K	100	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2021
Electric	$4,516.6	$—	$—	$4,516.6	$—	$—	$—		$4,516.6
Natural gas	1,490.3	1,630.3	494.0	3,614.6	46.8	—	(43.8)		3,617.6
Total regulated revenues	6,006.9	1,630.3	494.0	8,131.2	46.8	—	(43.8)		8,134.2
Other non-utility revenues	—	—	17.8	17.8	92.8	—	(9.1)		101.5
Total revenues from contracts with customers	6,006.9	1,630.3	511.8	8,149.0	139.6	—	(52.9)		8,235.7
Other operating revenues	30.1	42.5	7.2	79.8	399.9	0.5	(399.9)	(1)	80.3
Total operating revenues	$6,037.0	$1,672.8	$519.0	$8,228.8	$539.5	$0.5	$(452.8)		$8,316.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2020
Electric	$4,266.1	$—	$—	$4,266.1	$—	$—	$—		$4,266.1
Natural gas	1,195.6	1,267.9	361.0	2,824.5	44.4	—	(42.0)		2,826.9
Total regulated revenues	5,461.7	1,267.9	361.0	7,090.6	44.4	—	(42.0)		7,093.0
Other non-utility revenues	—	—	17.1	17.1	66.6	1.7	(9.1)		76.3
Total revenues from contracts with customers	5,461.7	1,267.9	378.1	7,107.7	111.0	1.7	(51.1)		7,169.3
Other operating revenues	11.8	54.0	6.0	71.8	397.5	0.5	(397.4)	(1)	72.4
Total operating revenues	$5,473.5	$1,321.9	$384.1	$7,179.5	$508.5	$2.2	$(448.5)		$7,241.7

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2019
Electric	$4,307.7	$—	$—	$4,307.7	$—	$—	$—		$4,307.7
Natural gas	1,324.1	1,332.4	411.6	3,068.1	47.4	—	(44.1)		3,071.4
Total regulated revenues	5,631.8	1,332.4	411.6	7,375.8	47.4	—	(44.1)		7,379.1
Other non-utility revenues	—	0.1	16.6	16.7	55.2	4.0	(5.7)		70.2
Total revenues from contracts with customers	5,631.8	1,332.5	428.2	7,392.5	102.6	4.0	(49.8)		7,449.3
Other operating revenues	15.3	24.6	(2.2)	37.7	393.3	0.4	(357.6)	(1)	73.8
Total operating revenues	$5,647.1	$1,357.1	$426.0	$7,430.2	$495.9	$4.4	$(407.4)		$7,523.1

(1)    Amounts eliminated represent lease revenues related to certain plants that We Power leases to WE to supply electricity to its customers. Lease payments are billed from We Power to WE and then recovered in WE's rates as authorized by the PSCW and the FERC. WE operates the plants and is authorized by the PSCW and Wisconsin state law to fully recover prudently incurred operating and maintenance costs in electric rates.

2021 Form 10-K	101	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2021	2020	2019
Residential	$1,768.0	$1,743.9	$1,608.6
Small commercial and industrial	1,415.7	1,325.9	1,384.6
Large commercial and industrial	931.9	821.5	871.9
Other	29.3	29.0	29.6
Total retail revenues	4,144.9	3,920.3	3,894.7
Wholesale	157.7	174.0	189.5
Resale	161.9	130.4	163.1
Steam	28.7	21.3	23.3
Other utility revenues	23.4	20.1	37.1
Total electric utility operating revenues	$4,516.6	$4,266.1	$4,307.7

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2021
Residential	$928.9	$1,017.9	$241.2	$2,188.0
Commercial and industrial	472.1	302.1	129.9	904.1
Total retail revenues	1,401.0	1,320.0	371.1	3,092.1
Transportation	80.0	231.2	31.8	343.0
Other utility revenues (1)	9.3	79.1	91.1	179.5
Total natural gas utility operating revenues	$1,490.3	$1,630.3	$494.0	$3,614.6

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2020
Residential	$752.6	$802.2	$220.8	$1,775.6
Commercial and industrial	338.1	221.0	115.8	674.9
Total retail revenues	1,090.7	1,023.2	336.6	2,450.5
Transportation	79.1	215.6	31.5	326.2
Other utility revenues (1)	25.8	29.1	(7.1)	47.8
Total natural gas utility operating revenues	$1,195.6	$1,267.9	$361.0	$2,824.5

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2019
Residential	$837.9	$857.8	$258.2	$1,953.9
Commercial and industrial	419.9	261.7	148.7	830.3
Total retail revenues	1,257.8	1,119.5	406.9	2,784.2
Transportation	72.6	245.3	31.6	349.5
Other utility revenues (1)	(6.3)	(32.4)	(26.9)	(65.6)
Total natural gas utility operating revenues	$1,324.1	$1,332.4	$411.6	$3,068.1

2021 Form 10-K	102	WEC Energy Group, Inc.

(1)    Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. The amounts for 2021 reflect the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues. See Note 26, Regulatory Environment, for more information. In addition to costs related to the extreme weather event, we incurred higher natural gas costs throughout 2021, compared with 2020, as a result of an increase in the price of natural gas.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2021	2020	2019
Wind generation revenues	$60.3	$34.6	$24.0
We Power revenues	23.3	22.9	25.4
Appliance service revenues	17.8	17.1	16.6
Other	0.1	1.7	4.2
Total other non-utility operating revenues	$101.5	$76.3	$70.2

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2021	2020	2019
Late payment charges (1)	$54.9	$29.4	$43.7
Alternative revenues (2)	21.2	38.8	(9.6)
Other	4.2	4.2	39.7
Total other operating revenues	$80.3	$72.4	$73.8

(1)    The increase in late payment charges during 2021, compared with 2020, was a result of the expiration of various regulatory orders from our utility commissions in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. See Note 26, Regulatory Environment, for more information.

The reduction in late payment charges in 2020, compared with 2019, was a result of various regulatory orders from our utility commissions in response to the COVID-19 pandemic, which included the suspension of late payment charges during a designated time period. PGL and NSG were authorized to implement a SPC rider for the recovery of these late payment charges related to COVID-19, thereby allowing them to record these late payment charges as alternative revenues. The total amount of late payment charges recorded as alternative revenues during the year ended December 31, 2020 was $8.5 million. See Note 26, Regulatory Environment, for more information.

(2)    Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, conservation improvement rider true-ups, and certain late payment charges, as discussed in Note 1(d), Operating Revenues.

2021 Form 10-K	103	WEC Energy Group, Inc.

NOTE 5—CREDIT LOSSES

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at December 31, 2021 and 2020, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2021
Accounts receivable and unbilled revenues	$1,053.1	$523.1	$105.7	$1,681.9	$17.0	$5.1	$1,704.0
Allowance for credit losses	84.0	105.5	8.8	198.3	—	—	198.3
Accounts receivable and unbilled revenues, net (1)	$969.1	$417.6	$96.9	$1,483.6	$17.0	$5.1	$1,505.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.5	$36.6	$3.4	$86.5	$—	$—	$86.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	94.8%	—%	—%	94.8%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2020
Accounts receivable and unbilled revenues	$899.8	$393.9	$79.8	$1,373.5	$45.0	$4.4	$1,422.9
Allowance for credit losses	102.1	111.6	6.4	220.1	—	—	220.1
Accounts receivable and unbilled revenues, net (1)	$797.7	$282.3	$73.4	$1,153.4	$45.0	$4.4	$1,202.8

Total accounts receivable, net – past due greater than 90 days (1)	$84.8	$34.5	$3.5	$122.8	$—	$—	$122.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	95.5%	—%	—%	95.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at December 31, 2021, $839.1 million, or 55.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. In addition, we have received specific orders related to the deferral of certain costs (including credit losses) incurred as a result of the COVID-19 pandemic. The additional protections related to our accounts receivable and unbilled revenue balances provided by these orders are subject to prudency reviews and are still being assessed. They are not reflected in the percentages in the above tables or this note. See Note 26, Regulatory Environment, for more information on these orders.

A rollforward of the allowance for credit losses by reportable segment for the years ended December 31, 2021 and 2020, is included below:

Year Ended December 31, 2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2020	$102.1	$111.6	$6.4	$220.1	$—	$220.1
Provision for credit losses	46.4	25.6	3.7	75.7	—	75.7
Provision for credit losses deferred for future recovery or refund	(16.6)	3.5	—	(13.1)	—	(13.1)
Write-offs charged against the allowance	(74.8)	(52.5)	(2.5)	(129.8)	—	(129.8)
Recoveries of amounts previously written off	26.9	17.3	1.2	45.4	—	45.4
Balance at December 31, 2021	$84.0	$105.5	$8.8	$198.3	$—	$198.3

The decrease in the allowance for credit losses at December 31, 2021, compared to December 31, 2020, primarily related to normal collection practices resuming in April 2021 for our Wisconsin utilities and in June 2021 for our Illinois utilities. Across all of our reportable segments, higher year-over-year natural gas prices drove an increase in gross accounts receivable balances, partially

2021 Form 10-K	104	WEC Energy Group, Inc.

offsetting the decrease in the allowance for credit losses attributed to collection efforts. See Note 26, Regulatory Environment, for more information.

Year Ended December 31, 2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at December 31, 2019	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	47.5	51.1	4.3	102.9	—	102.9
Provision for credit losses deferred for future recovery or refund	24.6	30.6	—	55.2	—	55.2
Write-offs charged against the allowance	(65.9)	(63.0)	(3.4)	(132.3)	—	(132.3)
Recoveries of amounts previously written off	36.0	17.0	1.4	54.4	—	54.4
Sale of PDL residential solar facilities	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2020	$102.1	$111.6	$6.4	$220.1	$—	$220.1

The increase in the allowance for credit losses at December 31, 2020, compared to December 31, 2019, was driven by higher past due accounts receivable balances at our utility segments, primarily related to residential customers. This increase in accounts receivable balances in arrears was driven by economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates. Also, as a result of the COVID-19 pandemic and related regulatory orders we received, we were unable to disconnect any of our Wisconsin and Illinois customers during the year ended December 31, 2020.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2021	2020	See Note
Regulatory assets (1) (2)
Pension and OPEB costs (3)	$802.3	$1,101.6	20
Plant retirement related items	722.3	740.8
Environmental remediation costs (4)	630.9	638.2	24
Income tax related items	458.8	454.6	16
AROs	194.2	181.3	9
SSR (5)	129.5	135.6	26
Securitization	100.7	105.2	23
Energy costs recoverable through rate adjustments (6)	85.4	1.1	1(d)
MERC extraordinary natural gas costs (7)	59.7	—	26
Uncollectible expense	42.6	82.0	5
Derivatives	33.1	26.5	1(s)
Energy efficiency programs (8)	22.0	7.3
Other, net	85.6	69.9
Total regulatory assets	$3,367.1	$3,544.1

Balance sheet presentation
Other current assets (6)	$102.3	$20.0
Regulatory assets	3,264.8	3,524.1
Total regulatory assets	$3,367.1	$3,544.1

(1)    Based on prior and current rate treatment, we believe it is probable that our utilities will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $30.9 million and $34.2 million at December 31, 2021 and 2020, respectively.

(2)    As of December 31, 2021, we had $337.7 million of regulatory assets not earning a return, $14.3 million of regulatory assets earning a return based on short-term interest rates, and $129.5 million of regulatory assets earning a return based on long-term interest rates. The regulatory assets not earning a return primarily relate to certain environmental remediation costs, energy costs recoverable through rate adjustments, MERC's extraordinary natural gas costs, uncollectible expense, our invested capital tax rider, COVID-19 deferred costs, and unamortized loss on reacquired debt. The other regulatory assets in the table either earn a return at the applicable utility's weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

2021 Form 10-K	105	WEC Energy Group, Inc.

(3)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(4)    As of December 31, 2021, we had made cash expenditures of $98.3 million related to these environmental remediation costs. The remaining $532.6 million represents our estimated future cash expenditures.

(5)    The rate order WE received from the PSCW in December 2019 authorized recovery of the SSR regulatory asset over a 15-year period that began on January 1, 2020.

(6)    The increase in these regulatory assets primarily relates to the high natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. See Note 26, Regulatory Environment, for more information on our recovery efforts associated with these costs.

(7)    Represents the extraordinary natural gas costs MERC incurred during February 2021 that are being recovered over 27 months, beginning in September 2021. See Note 26, Regulatory Environment, for more information on our recovery efforts associated with these costs.

(8)    Represents amounts recoverable from customers related to programs at the utilities designed to meet energy efficiency standards.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2021	2020	See Note
Regulatory liabilities
Income tax related items	$1,998.5	$2,137.7	16
Removal costs (1)	1,248.0	1,221.1
Pension and OPEB benefits (2)	397.3	378.1	20
Derivatives	124.1	16.4	1(s)
Electric transmission costs (3)	84.2	78.5
Uncollectible expense	37.1	25.5	5
Earnings sharing mechanisms	28.4	36.9	26
Energy costs refundable through rate adjustments	13.7	59.9	1(d)
Other, net	29.0	25.0
Total regulatory liabilities	$3,960.3	$3,979.1

Balance sheet presentation
Other current liabilities	$14.3	$51.0
Regulatory liabilities	3,946.0	3,928.1
Total regulatory liabilities	$3,960.3	$3,979.1

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

(3)    In accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired on April 10, 2018. The net book value of this plant was $585.7 million at December 31, 2021, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of this plant were $18.5 million. The net amount of $567.2 million was classified as a regulatory asset on our balance sheet at December 31, 2021 as a result of the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $164.1 million related to the retired Pleasant Prairie power plant. Pursuant to its rate order issued by the PSCW in December 2019, WE will continue to amortize this regulatory asset on a straight-line basis through 2039, using the composite depreciation rates approved by the PSCW before this plant was retired. Amortization is included in depreciation and amortization in the income statement. WE has FERC approval to

2021 Form 10-K	106	WEC Energy Group, Inc.

continue to collect the net book value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value. Collection of the return of and on the net book value is no longer subject to refund as the FERC completed its prudency review and concluded that the retirement of this plant was prudent. WE received approval from the PSCW in December 2019 to collect a full return of the net book value of the Pleasant Prairie power plant, and a return on all but $100 million of the net book value. In accordance with its PSCW rate order received in December 2019, WE filed an application with the PSCW on July 20, 2020 requesting a financing order to securitize the remaining $100 million of the Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and related fees. On November 17, 2020, the PSCW issued a written order approving this application and in May 2021 the securitization was completed. See Note 23, Variable Interest Entities, and Note 26, Regulatory Environment, for more information.

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The net book value of the PIPP was $163.3 million at December 31, 2021, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of these units were $5.6 million. The net amount of $157.7 million was classified as a regulatory asset on our balance sheet at December 31, 2021 as a result of the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $46.7 million related to the retired PIPP. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. Effective with its rate order issued by the PSCW in December 2019, WE received approval to collect a return of and on its share of the net book value of the PIPP, and as a result, will continue to amortize the regulatory assets on a straight-line basis through 2037, using the composite depreciation rates approved by the PSCW before the units were retired. UMERC will also continue to amortize the regulatory assets on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired. Amortization is included in depreciation and amortization in the income statement. UMERC will address the accounting and regulatory treatment related to the retirement of the PIPP with the MPSC in conjunction with a future rate case. WE has FERC approval to continue to collect the net book value of the PIPP using the approved composite depreciation rates, in addition to a return on the net book value. Based on a settlement agreement approved by the FERC, collection of the return of and on the net book value through WE's FERC-jurisdictional rates is no longer subject to refund.

Pulliam Power Plant

In connection with a MISO ruling, WPS retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $38.0 million at December 31, 2021, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2021 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Pulliam units, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. Amortization is included in depreciation and amortization in the income statement. WPS has FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value. FERC has completed its prudency review of Pulliam, concluding that the retirement of this plant was prudent.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $3.6 million at December 31, 2021, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2021 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit, and as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. Amortization is included in depreciation and amortization in the income statement. WPS has FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value. FERC has completed its prudency review of Edgewater 4, concluding that the retirement of this plant was prudent.

2021 Form 10-K	107	WEC Energy Group, Inc.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2021	2020
Electric – generation	$6,981.4	$7,015.3
Electric – distribution	7,854.7	7,455.5
Natural gas – distribution, storage, and transmission	13,526.6	12,730.0
Property, plant, and equipment to be retired, net	277.0	—
Other	2,212.6	1,896.1
Less: Accumulated depreciation	8,894.9	8,465.0
Net	21,957.4	20,631.9
CWIP	406.0	683.9
Net utility and non-utility property, plant, and equipment	22,363.4	21,315.8

We Power generation	3,240.5	3,238.8
Renewable generation	1,837.5	1,213.3
Natural gas storage	289.9	250.0
Net non-utility energy infrastructure	5,367.9	4,702.1
Corporate services	188.7	212.3
Other	27.0	41.8
Less: Accumulated depreciation	994.4	899.7
Net	4,589.2	4,056.5
CWIP	29.8	335.1
Net other property, plant, and equipment	4,619.0	4,391.6

Total property, plant, and equipment	$26,982.4	$25,707.4

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2021	2020	2019
Severance liability at January 1	$0.7	$2.1	$15.7
Severance expense	4.6	—	—
Severance payments	(0.4)	(0.1)	(7.2)
Other	—	(1.3)	(6.4)
Total severance liability at December 31	$4.9	$0.7	$2.1

Wisconsin Segment Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of WPS's ownership share of unit 1 and unit 2 was $89.1 million and $187.9 million, respectively, at December 31, 2021. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building from the flooding and steam was extensive and required significant repairs and restorations. As of December 31, 2021, WE had incurred $92.4 million of costs related to these repairs and restorations. In 2020, WE received

2021 Form 10-K	108	WEC Energy Group, Inc.

$20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. Of the remaining $59.9 million of costs to be recovered, we will recover $41.0 million through insurance proceeds as a result of a settlement that was reached in February 2022, with the difference expected to be recovered through rates.

In June 2021, we received approval from the PSCW to restore the PSB and to defer the project costs, net of insurance proceeds, as a component of rate base. As such, and in light of the agreement with insurers noted above, we do not currently expect a significant impact to our future results of operations.

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

Information related to jointly owned utility facilities at December 31, 2021 was as follows:

	We Power	WPS
(in millions, except for percentages and MW)	Elm Road Generating Station Units 1 and 2	Weston Unit 4	Columbia Energy Center Units 1 and 2	Forward Wind	Two Creeks (2)	Badger Hollow I (3)
Ownership	83.34%	70.0%	27.5%	44.6%	66.7%	66.7%
Share of capacity (MW) (1)	1,060.8	387.3	311.1	61.5	100.0	100.0
In-service date	2010 and 2011	2008	1975 and 1978	2008	2020	2021
Property, plant, and equipment	$2,433.8	$598.4	$425.4	$122.5	$136.7	$134.5
Accumulated depreciation	$(487.7)	$(224.3)	$(161.9)	$(53.3)	$(5.3)	$(0.4)
CWIP	$11.1	$3.8	$3.9	$—	$—	$0.1

(1)    Capacity for our jointly-owned electric generation facilities, other than Forward Wind, Two Creeks, and Badger Hollow I is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2022 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for Forward Wind is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for Two Creeks and Badger Hollow I is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Commercial operation was achieved in November 2020 for Two Creeks.

(3)    Commercial operation was achieved in November 2021 for Badger Hollow I.

WE, along with an unaffiliated utility, received PSCW approval to construct Badger Hollow II, a solar project that will be located in Iowa County, Wisconsin. Once constructed, WE will own 66.7%, or 100 MW, of Badger Hollow II. Commercial operation is targeted for the first quarter of 2023. The CWIP balance for Badger Hollow II was $39.8 million as of December 31, 2021.

WPS, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 90.0%, or 82 MW of this project. Construction is expected to be completed by the end of 2022.

2021 Form 10-K	109	WEC Energy Group, Inc.

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

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2021		2020		2019
Balance as of January 1	$513.5		$483.5		$461.4
Accretion	21.2		20.7		22.1
Additions and revisions to estimated cash flows	(53.9)	(1)	39.7	(2)	39.1	(3)
Liabilities settled	(18.8)		(30.4)		(39.1)
Balance as of December 31	$462.0		$513.5		$483.5

(1)    AROs decreased $152.0 million in 2021, due to revisions made to estimated cash flows primarily for changes in the cost to retire natural gas distribution pipe at PGL and NSG. Also in 2021, AROs increased $50.7 million due to new natural gas distribution lines being placed into service at PGL and NSG. AROs increased by $26.3 million as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Badger Hollow I solar generation project and the Tatanka Ridge and Jayhawk non-utility wind generation projects. AROs increased $7.8 million due to revisions made to removal estimates for wind generation projects at WE and WPS. AROs increased $6.8 million due to revisions made to the removal estimates for fly ash landfills and ash ponds at WPS.

(2)    AROs increased $39.3 million in 2020, primarily due to new natural gas distribution lines being placed into service at PGL. Also in 2020, AROs increased by $8.5 million as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Two Creeks solar generation project. AROs decreased $9.2 million due to revisions made to estimated cash flows for the abatement of asbestos at WE.

(3)    AROs increased $40.1 million in 2019, primarily due to new natural gas distribution lines being placed into service at PGL. Also in 2019, AROs increased $10.7 million as a result of AROs being recorded for the legal requirement to dismantle, at retirement, certain non-utility wind generation projects. AROs decreased $7.3 million due to revisions made to estimated cash flows for the abatement of asbestos at WE.

NOTE 10—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at December 31, 2021. We had no changes to the carrying amount of goodwill during the years ended December 31, 2021 and 2020.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)    We had no accumulated impairment losses related to our goodwill as of December 31, 2021.

During the third quarter of 2021, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2021. No impairments resulted from these tests.

2021 Form 10-K	110	WEC Energy Group, Inc.

Intangible Assets

At December 31, 2021, we had $5.7 million of indefinite-lived intangible assets primarily related to a MGU trade name obtained through an acquisition, which is included in other long-term assets on our balance sheets. We had no changes to the carrying amount of these intangible assets during the years ended December 31, 2021 and 2020.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets. See Note 2, Acquisitions, for more information.

	December 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$87.9	$(6.5)	$81.4	$76.1	$—	$76.1
Proxy revenue swap (2)	7.2	(2.1)	5.1	7.2	(1.3)	5.9
Interconnection agreements (3)	4.7	(0.5)	4.2	5.1	(0.3)	4.8
Total intangible liabilities	$99.8	$(9.1)	$90.7	$88.4	$(1.6)	$86.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, and Jayhawk expiring between 2030 and 2032. The weighted-average remaining useful life of the PPAs is 11 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is seven years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill III, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 19 years.

Amortization related to these intangibles for the years ended December 31, 2021 and 2020, was $7.5 million and $0.8 million, respectively. Amortization for the year ended December 31, 2019 was not significant. Amortization for the next five years is estimated to be:

	For the Years Ending December 31
(in millions)	2022	2023	2024	2025	2026
Amortization to be recorded in operating revenues	$8.5	$8.4	$8.4	$8.4	$8.4
Amortization to be recorded in other operation and maintenance	0.2	0.2	0.2	0.2	0.2

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2021	2020	2019
Stock options	$6.5	$6.0	$4.4
Restricted stock	6.1	7.4	7.1
Performance units	3.1	22.3	38.7
Stock-based compensation expense	$15.7	$35.7	$50.2
Related tax benefit	$4.3	$9.8	$13.8

Stock-based compensation costs capitalized during 2021, 2020, and 2019 were not significant.

2021 Form 10-K	111	WEC Energy Group, Inc.

Stock Options

The following is a summary of our stock option activity during 2021:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2021	2,887,460	$64.13
Granted	530,612	$91.06
Exercised	(300,657)	$52.15
Forfeited	(5,508)	$83.51
Outstanding as of December 31, 2021	3,111,907	$69.84	6.2	$84.7
Exercisable as of December 31, 2021	1,737,283	$57.88	4.6	$68.1

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2021. This is calculated as the difference between our closing stock price on December 31, 2021, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was $12.9 million, $47.1 million, and $62.4 million, respectively. The actual tax benefit from option exercises for the same periods was approximately $3.5 million, $12.9 million, and $17.1 million, respectively.

As of December 31, 2021, approximately $2.6 million of unrecognized compensation cost related to unvested and outstanding stock options was expected to be recognized over the next 1.6 years on a weighted-average basis.

During the first quarter of 2022, the Compensation Committee awarded 437,269 non-qualified stock options with a weighted-average exercise price of $96.04 and a weighted-average grant date fair value of $14.71 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following restricted stock activity occurred during 2021:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2021	101,087	$83.28
Granted	69,681	$91.06
Released	(70,083)	$83.06
Forfeited	(1,624)	$84.43
Outstanding and unvested as of December 31, 2021	99,061	$88.89

The intrinsic value of restricted stock released was $6.5 million, $11.1 million, and $13.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. The actual tax benefit from released restricted shares for the same years was $1.8 million, $3.1 million, and $3.7 million, respectively.

As of December 31, 2021, approximately $3.2 million of unrecognized compensation cost related to unvested and outstanding restricted stock was expected to be recognized over the next 1.7 years on a weighted-average basis.

During the first quarter of 2022, the Compensation Committee awarded 72,211 restricted shares to certain of our directors, officers, and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $96.04 per share.

Performance Units

During 2021, 2020, and 2019, the Compensation Committee awarded 152,382; 153,465; and 148,036 performance units, respectively, to officers and other key employees under the WEC Energy Group Performance Unit Plan.

2021 Form 10-K	112	WEC Energy Group, Inc.

Performance units with an intrinsic value of $27.7 million, $34.5 million, and $18.7 million were settled during 2021, 2020, and 2019, respectively. The actual tax benefit from the distribution of performance units for the same years was $6.8 million, $8.4 million, and $4.4 million, respectively.

At December 31, 2021, we had 449,290 performance units outstanding, including dividend equivalents. A liability of $21.3 million was recorded on our balance sheet at December 31, 2021 related to these outstanding units. As of December 31, 2021, approximately $10.8 million of unrecognized compensation cost related to unvested and outstanding performance units was expected to be recognized over the next 2.0 years on a weighted-average basis.

During the first quarter of 2022, we settled performance units with an intrinsic value of $15.7 million. The actual tax benefit from the distribution of these awards was $3.8 million. In January 2022, the Compensation Committee also awarded 171,492 performance units to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries, We Power, Bluewater, ATC Holding, and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. All of our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from loaning funds to us, either directly or indirectly.

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

WE may not pay common dividends to us under WE's Restated Articles of Incorporation if any dividends on its outstanding preferred stock have not been paid. In addition, pursuant to the terms of WE's 3.60% Serial Preferred Stock, WE's ability to declare common dividends would be limited to 75% or 50% of net income during a 12-month period if its common stock equity to total capitalization, as defined in the preferred stock designation, is less than 25% and 20%, respectively.

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

As of December 31, 2021, restricted net assets of our consolidated subsidiaries totaled approximately $9.0 billion. Our equity in undistributed earnings of investees accounted for by the equity method was approximately $412 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

2021 Form 10-K	113	WEC Energy Group, Inc.

Share Purchases

We have instructed our independent agents to purchase shares on the open market to fulfill obligations under various stock-based employee benefit and compensations plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. As a result, no new shares of common stock were issued in 2021, 2020, or 2019.

The following is a summary of shares purchased to fulfill exercised stock options and restricted stock awards during the years ended December 31:

(in millions)	2021	2020	2019
Shares purchased	0.4	1.0	1.8
Cost of shares purchased	$33.1	$99.2	$140.1

Common Stock Dividends

During the year ended December 31, 2021, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
January 21, 2021	March 1, 2021	$0.6775	First quarter
April 15, 2021	June 1, 2021	$0.6775	Second quarter
July 15, 2021	September 1, 2021	$0.6775	Third quarter
October 21, 2021	December 1, 2021	$0.6775	Fourth quarter

On January 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.7275 per share, which equates to an annual dividend of $2.91 per share. The dividend is payable on March 1, 2022, to shareholders of record on February 14, 2022. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2021 and 2020:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
WEC Energy Group
$0.01 par value Preferred Stock	15,000,000	—	—	$—

WE
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—

WPS
$100 par value, Preferred Stock	1,000,000	—	—	—

PGL
$100 par value, Cumulative Preferred Stock	430,000	—	—	—

NSG
$100 par value, Cumulative Preferred Stock	160,000	—	—	—
Total				$30.4

2021 Form 10-K	114	WEC Energy Group, Inc.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2021	2020
Commercial paper
Amount outstanding at December 31	$1,896.1	$1,436.9
Average interest rate on amounts outstanding at December 31	0.26%	0.21%
Term loan
Amount outstanding at December 31	$—	$340.0
Average interest rate on amounts outstanding at December 31	N/A	0.99%
Operating expense loans
Amount outstanding at December 31 (1)	$0.9	$—

(1)Coyote Ridge and Tatanka Ridge entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from their owners in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during 2021, was $1,480.0 million with a weighted-average interest rate during the period of 0.18%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340.0 million 364-day term loan. In March 2021, we repaid the term loan using the net proceeds from the issuance of our 0.80% Senior Notes. See Note 14, Long-Term Debt, for more information.

WEC Energy Group, WE, WPS, WG, and PGL have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require them to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 70.0%, 65.0%, 65.0%, 65.0%, and 65.0% or less, respectively. As of December 31, 2021, all companies were in compliance with their respective ratio.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities as of December 31:

(in millions)	Maturity	2021
Revolving credit facility (WEC Energy Group) (1)	September 2026	$1,500.0
Revolving credit facility (WE) (1)	September 2026	500.0
Revolving credit facility (WPS) (2)	October 2022	400.0
Revolving credit facility (WG) (1)	September 2026	350.0
Revolving credit facility (PGL) (1)	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,896.1
Available capacity under existing facilities		$1,201.6

(1)    In September 2021, WEC Energy Group increased its credit facility to $1,500.0 million, and each of WEC Energy Group, WE, WG, and PGL extended the maturities of their credit facilities to September 2026.

(2)    WPS intends to request approval from the PSCW to extend the maturity of its credit facility to September 2026. Lenders have agreed to the extension, subject to WPS's receipt of PSCW approval.

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

2021 Form 10-K	115	WEC Energy Group, Inc.

Security Act of 1974 defaults, and change of control. In addition, pursuant to the terms of WEC Energy Group's credit agreement, we must ensure that certain of our subsidiaries comply with several of the covenants contained therein.

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

	2021			2020
(in millions)	Maturity Date	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance
WEC Energy Group Senior Notes (unsecured) (1)	2023-2033	1.67%	$3,070.0	2.03%	$2,270.0
WEC Energy Group Junior Notes (unsecured) (1) (2)	2067	2.27%	500.0	3.65%	500.0
WE Debentures (unsecured)	2024-2095	4.13%	2,785.0	4.26%	2,785.0
WEPCo Environmental Trust (secured, nonrecourse) (6) (9)	2022-2035	1.58%	114.7	N/A	—
WPS Senior Notes (unsecured)	2028-2051	3.89%	1,675.0	4.04%	1,625.0
WG Debentures (unsecured)	2024-2046	3.35%	790.0	3.65%	640.0
Integrys Junior Notes (unsecured) (3)	2073	6.00%	221.4	6.00%	400.0
PGL First and Refunding Mortgage Bonds (secured) (4)	2024-2047	3.31%	1,870.0	3.45%	1,670.0
NSG First Mortgage Bonds (secured) (5)	2027-2043	3.56%	157.0	3.81%	132.0
MERC Senior Notes (unsecured)	2025-2047	3.04%	210.0	3.27%	170.0
MGU Senior Notes (unsecured)	2025-2047	3.18%	150.0	3.18%	150.0
UMERC Senior Notes (unsecured)	2029	3.26%	160.0	3.26%	160.0
Bluewater Gas Storage Senior Notes (unsecured) (6)	2022-2047	3.76%	115.2	3.76%	117.8
ATC Holding Senior Notes (unsecured)	2025-2030	4.05%	475.0	4.05%	475.0
We Power Subsidiaries Notes (secured, nonrecourse) (6) (7)	2022-2041	5.60%	934.7	5.59%	970.8
WECC Notes (unsecured)	2028	6.94%	50.0	6.94%	50.0
WECI Wind Holding I Senior Notes (secured, nonrecourse) (6) (8)	2022-2032	2.75%	374.6	2.75%	413.6
Total			13,652.6		12,529.2
Integrys acquisition fair value adjustment			2.9		8.4
Jayhawk acquisition			7.3		—
Unamortized debt issuance costs			(77.7)		(65.2)
Unamortized discount, net and other			(21.7)		(21.9)
Total long-term debt, including current portion (10)			13,563.4		12,450.5
Current portion of long-term debt			(91.0)		(777.7)
Total long-term debt			$13,472.4		$11,672.8

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

(2)    Variable interest rate reset quarterly. The rates were 2.27% and 2.33% as of December 31, 2021 and 2020, respectively. On July 12, 2018, we executed two interest rate swaps that provided a fixed rate of 4.9765% on $250.0 million of the outstanding notes. On November 15, 2021, the interest rate swaps expired. At December 31, 2020, the effective rate of 3.65% was blended rates of the variable and fixed portions. See Note 18, Derivative Instruments, for more information on the two interest rate swaps.

(3)    The terms of Integrys's 2013 Junior Notes provide that, effective August 2023, they will bear interest at the three-month LIBOR plus 322 basis points and will reset quarterly.

(4)    PGL's First Mortgage Bonds are subject to the terms and conditions of PGL's First Mortgage Indenture dated January 2, 1926, as supplemented. Under the terms of the Indenture, substantially all property owned by PGL is pledged as collateral for these outstanding debt securities.

PGL has used certain First Mortgage Bonds to secure tax exempt interest rates. The Illinois Finance Authority has issued Tax Exempt Bonds, and the proceeds from the sale of these bonds were loaned to PGL. In return, PGL issued $100 million of collateralized First Mortgage Bonds.

(5)    NSG's First Mortgage Bonds are subject to the terms and conditions of NSG's First Mortgage Indenture dated April 1, 1955, as supplemented. Under the terms of the Indenture, substantially all property owned by NSG is pledged as collateral for these outstanding debt securities.

2021 Form 10-K	116	WEC Energy Group, Inc.

(6)    The long-term debt of Bluewater, WECI Wind Holding I, WEPCo Environmental Trust, and We Power's subsidiaries requires periodic principal payments.

(7)    We Power's subsidiaries' senior notes are secured by a collateral assignment of the leases between We Power's subsidiaries and WE related to PWGS and ERGS, as applicable.

(8)    WECI Wind Holding I's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries as well as a pledge of equity in WECI Wind Holding I.

(9)    WEPCo Environmental Trust’s ETBs are secured by a pledge of and lien on environmental control property, which includes the right to impose, collect and receive a non-bypassable environmental control charge paid by all of WE's retail electric distribution customers, the right to obtain true-up adjustments of the environmental control charges, and all revenues or other proceeds arising from those rights and interests. See Note 23, Variable Interest Entities, for more information.

(10)    The amount of long-term debt on our balance sheets includes finance lease obligations of $129.7 million and $63.4 million at December 31, 2021 and 2020, respectively.

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt and we include the costs in interest expense.

WEC Energy Group, Inc.

In March 2021, we issued $600.0 million of 0.80% Senior Notes due March 15, 2024, and used the net proceeds to repay the $340.0 million 364-day term loan entered into in March 2020 and for general corporate purposes.

In December 2021, we issued $500.0 million of 2.20% Senior Notes due December 15, 2028, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In December 2021, we redeemed $300.0 million of the $420.0 million outstanding of our 3.55% Senior Notes due June 15, 2025 with the proceeds we received from the issuance of $500 million of 2.20% Senior Notes due December 15, 2028. As a result of the redemption prior to maturity, we recognized a $23.1 million loss on early extinguishment of debt. The loss is comprised of the make-whole premium associated with the early redemption and the write-off of the related unamortized debt discount and debt issuance costs as of the redemption date.

Wisconsin Electric Power Company

In June 2021, WE issued $300.0 million of 1.70% Debentures due June 15, 2028, and used the net proceeds to redeem early all $300.0 million outstanding of its 2.95% Debentures due September 15, 2021 at par.

WEPCo Environmental Trust Finance I, LLC

In May 2021, WEPCo Environmental Trust, a special purpose entity formed by WE, issued $118.8 million of 1.578% ETBs due December 15, 2035, and used the net proceeds to purchase environmental control property from WE. Semiannual principal and interest payments began December 15, 2021, and the ETBs are expected to be fully repaid by December 15, 2033. The ETBs have a final maturity date of December 15, 2035. See Note 23, Variable Interest Entities, for more information on WEPCo Environmental Trust.

Wisconsin Public Service Corporation

In November 2021, WPS issued $450.0 million of 2.85% Senior Notes due December 1, 2051, and intends to allocate an amount equal to the net proceeds for the construction and development of eligible green expenditures, which include existing and new expenditures for the acquisition, construction and development of wind and solar electric generating facilities and related energy storage assets.

2021 Form 10-K	117	WEC Energy Group, Inc.

In November 2021, WPS's $400.0 million 3.35% Senior Notes due November 21, 2021, matured, and the outstanding principal was paid with proceeds received from the issuance of the $450.0 million 2.85% Senior Notes Due December 1, 2051, pending their allocation to the payment or reimbursement of eligible green expenditures.

Wisconsin Gas LLC

In November 2021, WG issued $150.0 million of 2.07% Debentures due December 1, 2028, and used the net proceeds to repay short-term debt and for other general corporate purposes.

Integrys Holding, Inc.

In October 2021, pursuant to a tender offer, Integrys purchased $178.6 million aggregate principal amount of the $400.0 million outstanding of its 2013 Junior Notes for $196.4 million (which includes payment of accrued interest) with proceeds received from WEC Energy Group issuing commercial paper. Integrys recorded a $13.2 million loss related to the early settlement.

The Peoples Gas Light and Coke Company

In November 2021, PGL issued $200.0 million of 2.20% Bonds, Series LLL due November 15, 2028, and used the net proceeds for general corporate purposes, including capital expenditures and the refinancing of short-term debt.

North Shore Gas Company

In November 2021, NSG issued $25.0 million of 2.20% Bonds, Series S due November 15, 2028, and used the net proceeds for general corporate purposes, including capital expenditures and the refinancing of short-term debt.

Minnesota Energy Resources Corporation

In November 2021, MERC issued $40.0 million of 2.07% Senior Notes due December 1, 2028, and used the net proceeds to repay intercompany short-term debt to its parent, Integrys, and for other general corporate purposes.

Maturities of Long-Term Debt Outstanding

The following table shows the long-term debt securities (excluding finance leases) maturing within one year of December 31, 2021:

(in millions)	Interest Rate	Maturity Date (1)	Principal Amount
WEPCo Environmental Trust (secured, nonrecourse)	1.58%	Semi-annually	$8.8
Bluewater Gas Storage Senior Notes (unsecured)	3.76%	Semi-annually	2.7
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	4.91%	Monthly	7.2
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	5.209%	Semi-annually	13.9
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	4.673%	Semi-annually	10.7
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	6.00%	Monthly	6.2
WECI Wind Holding I Senior Notes (secured, nonrecourse)	2.75%	Semi-annually	41.5
Total			$91.0

(1)    Maturity dates listed as semi-annually and monthly are associated with debt that requires periodic principal payments.

2021 Form 10-K	118	WEC Energy Group, Inc.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2021:

(in millions)	Payments
2022	$91.0
2023	793.8
2024	1,222.7
2025	865.9
2026	104.2
Thereafter	10,575.0
Total	$13,652.6

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
•Land we are leasing related to our Solar Now projects.

The operating leases generally require us to pay property taxes, insurance premiums, and operating and maintenance costs associated with the leased property. Many of our leases contain options to renew past the initial term, as set forth in the lease agreement.

Obligations Under Finance Leases

In accordance with the Regulated Operations - Leases Topic of the FASB ASC, the timing of lease expense recognized at our regulated entities resembles the expense recognition pattern of an operating lease, as the amortization of the right of use assets is modified from what would typically be recorded for a finance lease. We record the difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under the finance lease accounting rules as a regulatory asset on our balance sheets.

Power Purchase Commitment

In 1997, WE entered into a 25-year PPA with LSP-Whitewater Limited Partnership. The contract, for 236.5 MW of firm capacity from a natural gas-fired cogeneration facility, includes zero minimum energy requirements. The PPA expires on May 31, 2022; however, in November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commences on June 1, 2022. Concurrent with the execution of the tolling agreement, WE and WPS entered into an asset purchase agreement to acquire the natural gas-fired cogeneration facility for $72.7 million. The asset purchase agreement is subject to regulatory approval, which was requested from the PSCW in December 2021. We expect to receive approval from the PSCW by the end of 2022, and the sale is expected to close in January 2023. The tolling agreement extends until the earlier of the closing of the asset purchase or December 31, 2022. As a result, we are amortizing the leases through December 31, 2022.

These combined transactions resulted in a lease modification whereby we were required to reassess the lease classification and remeasure the right of use asset and corresponding lease liability. The lease classification did not change as a result of the modification. Due to the execution of the asset purchase agreement, it is now reasonably certain that we will exercise the purchase option at the end of the extended lease term. Therefore, we included the estimated purchase option and the lease payments resulting from the tolling agreement in our remeasurement of the right of use asset and corresponding lease liability.

2021 Form 10-K	119	WEC Energy Group, Inc.

Our obligation under this finance lease as of December 31, 2021 and 2020, was $78.4 million and $12.1 million, respectively, and will decrease to zero over the remaining life of the lease.

Two Creeks Solar Park

Related to its investment in Two Creeks, WPS, along with an unaffiliated utility, entered into several land leases in Manitowoc County, Wisconsin that commenced in the third quarter of 2019. The leases with unaffiliated parties are for a total of approximately 600 acres of land. Each lease has an initial term of 30 years with two optional 10-year extensions. We expect the two optional extensions to be exercised, and, as a result, the land leases are being amortized over the 50-year extended term of the leases. The lease payments are being recovered through rates. After achieving commercial operation in November 2020, the lease liability was remeasured as a result of finalizing the total acres being leased.

Our total obligation under the finance leases for Two Creeks as of December 31, 2021 and 2020, was $9.8 million and $7.9 million, respectively, and will decrease to zero over the remaining lives of the leases.

Badger Hollow Solar Park I

Related to its investment in Badger Hollow I, WPS, along with an unaffiliated utility, entered into several land leases in Iowa County, Wisconsin that commenced in the third quarter of 2019. The leases are for a total of approximately 1,300 acres of land. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments will be recovered through rates. Upon achieving commercial operation in November 2021, the lease liability was remeasured as a result of finalizing the total acres being leased.

Our total obligation under the finance leases for Badger Hollow I as of December 31, 2021 and 2020, was $17.6 million and $20.3 million, respectively, and will decrease to zero over the remaining lives of the leases.

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

Our total obligation under the finance leases for Badger Hollow II as of December 31, 2021 and 2020, was $23.6 million and $23.1 million, respectively, and will decrease to zero over the remaining lives of the leases.

2021 Form 10-K	120	WEC Energy Group, Inc.

Amounts Recognized in the Financial Statements and Other Information

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2021	2020	2019
Finance lease expense
Amortization of right of use assets (1)	$8.1	$6.3	$4.9
Interest on lease liabilities (2)	1.6	2.5	3.3
Operating lease expense (3)	3.4	5.4	5.5
Short-term lease expense (3)	0.2	0.3	0.6
Total lease expense	$13.3	$14.5	$14.3

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1.6	$2.5	$3.3
Operating cash flows from operating leases	$5.3	$6.7	$6.0
Financing cash flows from finance leases	$8.1	$6.3	$4.9
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities	$73.6	$22.8	$27.2
Right of use assets obtained in exchange for operating lease liabilities	$0.5	$—	$49.0

Weighted-average remaining lease term – finance leases	20.5 years	41.5 years	31.5 years
Weighted-average remaining lease term – operating leases	12.5 years	13.0 years	12.9 years

Weighted-average discount rate – finance lease (4)	2.4%	4.9%	6.7%
Weighted average discount rate – operating leases (4)	3.4%	3.4%	4.4%

(1)    Amortization of right of use assets was included as a component of depreciation and amortization expense.

(2)    Interest on lease liabilities was included as a component of interest expense.

(3)    Operating and short-term lease expense were included as a component of operation and maintenance expense.

(4)    Because our leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

2021 Form 10-K	121	WEC Energy Group, Inc.

The following table summarizes our finance lease right of use assets, which were included in property, plant, and equipment on our balance sheets at December 31:

(in millions)	2021	2020
Power purchase commitment
Under finance leases	$214.4	$140.3
Accumulated amortization	(137.7)	(132.3)
Total power purchase commitment	$76.7	$8.0

Two Creeks land leases
Under finance leases	$9.6	$7.7
Accumulated amortization	(0.4)	(0.2)
Total Two Creeks land leases	$9.2	$7.5

Badger Hollow I land leases
Under finance leases	$16.6	$19.5
Accumulated amortization	(0.9)	(0.6)
Total Badger Hollow I land leases	$15.7	$18.9

Badger Hollow II land leases
Under finance leases	$22.8	$22.8
Accumulated amortization	(0.7)	(0.2)
Total Badger Hollow II land leases	$22.1	$22.6

Other, net	$0.3	$—
Total finance lease right of use assets, net	$124.0	$57.0

Right of use assets related to operating leases were $19.5 million and $20.7 million at December 31, 2021 and 2020, respectively, and were included in other long-term assets on our balance sheets.

Future minimum lease payments under our operating and finance leases and the present value of our net minimum lease payments as of December 31, 2021, were as follows:

(in millions)	Total Operating Leases	Power Purchase Commitment	Two Creeks	Badger Hollow I	Badger Hollow II	Other	Total Finance Leases
2022	$4.7	$79.0	$0.2	$0.5	$0.3	$—	$80.0
2023	4.5	—	0.2	0.5	0.7	—	1.4
2024	4.3	—	0.2	0.5	0.7	—	1.4
2025	3.8	—	0.2	0.5	0.7	—	1.4
2026	3.9	—	0.3	0.5	0.7	—	1.5
Thereafter	20.8	—	21.7	39.3	54.3	0.6	115.9
Total minimum lease payments	42.0	79.0	22.8	41.8	57.4	0.6	201.6
Less: Interest	(9.2)	(0.6)	(13.0)	(24.2)	(33.8)	(0.3)	(71.9)
Present value of minimum lease payments	32.8	78.4	9.8	17.6	23.6	0.3	129.7
Less: Short-term lease liabilities	(3.7)	(78.4)	—	—	—	—	(78.4)
Long-term lease liabilities	$29.1	$—	$9.8	$17.6	$23.6	$0.3	$51.3

Short-term and long-term lease liabilities related to operating leases were included in other current liabilities and other long-term liabilities on the balance sheets, respectively. Short-term and long-term lease liabilities related to our finance leases were included in current portion of long-term debt and long-term debt on the balance sheets, respectively.

As of February 24, 2022, we have not entered into any material leases that have not yet commenced.

2021 Form 10-K	122	WEC Energy Group, Inc.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for the years ended December 31:

(in millions)	2021	2020	2019
Current tax expense (benefit)	$93.9	$49.2	$(37.9)
Deferred income taxes, net	111.0	182.2	167.7
ITCs	(4.6)	(3.5)	(4.8)
Total income tax expense	$200.3	$227.9	$125.0

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2021		2020		2019
		Effective		Effective		Effective
(in millions)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory federal income tax	$315.1	21.0%	$299.9	21.0%	$264.4	21.0%
State income taxes net of federal tax benefit	96.1	6.4%	90.5	6.3%	80.4	6.4%
Wind PTCs	(81.3)	(5.4)%	(51.5)	(3.6)%	(34.1)	(2.7)%
Federal excess deferred tax amortization – Wisconsin unprotected (1)	(77.9)	(5.2)%	(57.6)	(4.0)%	—	—%
Federal excess deferred tax amortization (2)	(37.3)	(2.5)%	(36.7)	(2.6)%	(34.9)	(2.8)%
ITC restored	(4.6)	(0.3)%	(3.5)	(0.2)%	(4.8)	(0.4)%
AFUDC – Equity	(3.8)	(0.3)%	(4.4)	(0.3)%	(3.0)	(0.2)%
Excess tax benefits – stock options	(3.2)	(0.2)%	(12.3)	(0.9)%	(15.8)	(1.3)%
Tax repairs (3)	4.0	0.3%	3.3	0.2%	(122.8)	(9.8)%
Other, net	(6.8)	(0.4)%	0.2	—%	(4.4)	(0.3)%
Total income tax expense	$200.3	13.4%	$227.9	15.9%	$125.0	9.9%

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

See Note 26, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate orders.

2021 Form 10-K	123	WEC Energy Group, Inc.

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2021	2020
Deferred tax assets
Tax gross up – regulatory items	$469.5	$497.6
Future tax benefits	104.6	102.5
Deferred revenues	97.8	104.2
Other	205.9	197.2
Total deferred tax assets	877.8	901.5
Valuation allowance	(1.2)	(2.3)
Net deferred tax assets	$876.6	$899.2

Deferred tax liabilities
Property-related	$3,909.0	$3,721.0
Investment in affiliates	648.6	647.2
Deferred costs – plant retirements	223.9	255.4
Employee benefits and compensation	170.6	148.2
Other	233.0	187.2
Total deferred tax liabilities	5,185.1	4,959.0
Deferred tax liability, net	$4,308.5	$4,059.8

Consistent with rate-making treatment, deferred taxes related to our regulated utilities in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal and state tax benefit carryforwards as of December 31, 2021 and 2020 are summarized in the tables below:

2021 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2021
Federal tax credit	$—	$91.5	$—	2041
State net operating loss	72.0	4.4	(1.2)	2030
Other state benefits	—	8.7	—	2023
Balance as of December 31, 2021	$72.0	$104.6	$(1.2)

2020 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2020
Federal tax credit	$—	$89.1	$—	2040
State net operating loss	88.8	5.5	(2.3)	2030
Other state benefits	—	7.9	—	2023
Balance as of December 31, 2020	$88.8	$102.5	$(2.3)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2021	2020	2019
Balance as of January 1	$11.9	$17.9	$20.0
Additions for tax positions of prior years	—	1.6	1.9
Additions based on tax positions related to the current year	1.6	0.1	0.2
Reductions for tax positions of prior years	(6.7)	(7.7)	(4.2)
Balance as of December 31	$6.8	$11.9	$17.9

2021 Form 10-K	124	WEC Energy Group, Inc.

The amount of unrecognized tax benefits as of December 31, 2021 and 2020, excludes deferred tax assets related to uncertainty in income taxes of $1.2 million and $1.9 million, respectively. As of December 31, 2021 and 2020, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was $5.7 million and $10.1 million, respectively.

Interest accrued related to unrecognized tax benefits is as follows:

(in millions)	2021	2020	2019
Balance as of January 1	$0.5	$0.8	$0.7
Interest expense (income) related to unrecognized tax benefits	(0.4)	(0.3)	0.1
Balance as of December 31	$0.1	$0.5	$0.8

For the years ended December 31, 2021, 2020, and 2019, we recognized no penalties related to unrecognized tax benefits in our consolidated income statements. At December 31, 2021 and 2020, we had no amounts accrued for penalties related to unrecognized tax benefits.

Although analysis of our unrecognized tax benefits is ongoing, the potential estimated decrease in the total amounts of unrecognized tax benefits within the next 12 months is approximately $2.1 million associated with statutes of limitations on certain tax years. We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

We file income tax returns in the United States federal jurisdiction and state tax returns based on income in our major state operating jurisdictions of Wisconsin, Illinois, Michigan, and Minnesota. We also file tax returns in other state and local jurisdictions with varying statutes of limitations. As of December 31, 2021, with a few exceptions, we were subject to examination by federal and state or local tax authorities for the 2017 through 2021 tax years in our major operating jurisdictions as follows:

Jurisdiction	Years
Federal	2018–2021
Illinois	2017–2021
Michigan	2017–2021
Minnesota	2017–2021
Wisconsin	2017–2021

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$46.4	$18.2	$—	$64.6
FTRs	—	—	2.4	2.4
Coal contracts	—	53.0	—	53.0
Total derivative assets	$46.4	$71.2	$2.4	$120.0

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$8.4	$6.7	$—	$15.1

2021 Form 10-K	125	WEC Energy Group, Inc.

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$11.7	$2.0	$—	$13.7
FTRs	—	—	2.4	2.4
Coal contracts	—	1.8	—	1.8
Total derivative assets	$11.7	$3.8	$2.4	$17.9

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$7.7	$6.4	$—	$14.1
Coal contracts	—	1.2	—	1.2
Interest rate swaps	—	6.8	—	6.8
Total derivative liabilities	$7.7	$14.4	$—	$22.1

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices and interest rates. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the years ended December 31, 2021, 2020, and 2019, the net unrealized gains included in earnings related to the investments held at the end of the period were $16.0 million, $6.3 million, and $18.7 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2021	2020	2019
Balance at the beginning of the period	$2.4	$3.1	$7.4
Purchases	6.1	7.6	12.8
Settlements	(6.1)	(8.3)	(17.1)
Balance at the end of the period	$2.4	$2.4	$3.1

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value at December 31:

	2021		2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$30.3	$30.4	$32.3
Long-term debt, including current portion (1)	13,563.4	14,819.4	12,450.5	14,343.2

(1)    The carrying amount of long-term debt excludes finance lease obligations of $129.7 million and $63.4 million at December 31, 2021 and 2020, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

2021 Form 10-K	126	WEC Energy Group, Inc.

NOTE 18—DERIVATIVE INSTRUMENTS

None of our derivatives are designated as hedging instruments, with the exception of interest rate swaps, which were designated as cash flow hedges. Derivative assets and liabilities are included in the other current and other long-term line items on our balance sheets. The following table shows our derivative assets and derivative liabilities.

	December 31, 2021		December 31, 2020
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$60.6	$14.0	$13.0	$12.9
FTRs	2.4	—	2.4	—
Coal contracts	44.0	—	1.6	0.8
Interest rate swaps	—	—	—	6.8
Total current	107.0	14.0	17.0	20.5

Long-term
Natural gas contracts	4.0	1.1	0.7	1.2
Coal contracts	9.0	—	0.2	0.4
Total long-term	13.0	1.1	0.9	1.6
Total	$120.0	$15.1	$17.9	$22.1

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows for the years ended:

	December 31, 2021		December 31, 2020		December 31, 2019
(in millions)	Volumes	Gains	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	197.6 Dth	$136.5	188.6 Dth	$(54.1)	183.9 Dth	$(27.1)
FTRs	28.2 MWh	17.7	29.8 MWh	4.1	31.2 MWh	16.3
Total		$154.2		$(50.0)		$(10.8)

At December 31, 2021 and 2020, we had posted cash collateral of $13.9 million and $18.9 million, respectively. We had also received cash collateral of $13.2 million at December 31, 2021.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2021				December 31, 2020
(in millions)	Derivative Assets		Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$120.0		$15.1		$17.9	$22.1
Gross amount not offset on the balance sheet	(15.2)	(1)	(9.2)	(2)	(6.9)	(7.7)	(3)
Net amount	$104.8		$5.9		$11.0	$14.4

(1)    Includes cash collateral received of $6.4 million.

(2)    Includes cash collateral posted of $0.4 million.

(3)    Includes cash collateral posted of $0.8 million.

Cash Flow Hedges

Until their expiration on November 15, 2021, we had two interest rate swaps with a combined notional value of $250.0 million to hedge the variable interest rate risk associated with our 2007 Junior Notes. The swaps provided a fixed interest rate of 4.9765% on $250.0 million of the $500.0 million of outstanding 2007 Junior Notes. As these swaps qualified for cash flow hedge accounting treatment, the related gains and losses were deferred in accumulated other comprehensive loss and were amortized to interest expense as interest was accrued on the 2007 Junior Notes.

2021 Form 10-K	127	WEC Energy Group, Inc.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive income (loss) and in earnings, along with our total interest expense on the income statements, for the years ended December 31:

(in millions)	2021	2020	2019
Derivative gain (loss) recognized in other comprehensive income / loss	$0.8	$(5.9)	$(4.8)
Net derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	(1.3)	(2.1)	1.1
Total interest expense line item on the income statements	471.1	493.7	501.5

We estimate that during the next twelve months $0.4 million will be reclassified from accumulated other comprehensive loss as a reduction to interest expense.

NOTE 19—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at December 31, 2021	Expiration
(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$75.2	$2.5	$0.2	$72.5
Surety bonds (2)	12.8	12.8	—	—
Other guarantees (3)	9.4	—	—	9.4
Total guarantees	$97.4	$15.3	$0.2	$81.9

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

(3)    Consists of $9.4 million related to workers compensation coverage for which a liability was recorded on our balance sheets.

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

2021 Form 10-K	128	WEC Energy Group, Inc.

We use a year-end measurement date to measure the funded status of all of our pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of our pension and OPEB plans qualify as a regulatory asset.

The following tables provide a reconciliation of the changes in our plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2021	2020	2021	2020
Change in benefit obligation
Obligation at January 1	$3,346.4	$3,123.7	$556.1	$558.6
Service cost	54.3	50.1	15.7	15.2
Interest cost	87.5	102.8	14.5	18.6
Participant contributions	—	—	12.5	13.3
Plan amendments	—	—	(3.9)	(5.0)
Actuarial loss (gain)	(101.3)	311.6	(20.3)	(1.4)
Benefit payments	(250.3)	(241.8)	(47.5)	(46.1)
Federal subsidy on benefits paid	N/A	N/A	1.2	1.3
Transfer	—	—	1.9	1.6
Obligation at December 31	$3,136.6	$3,346.4	$530.2	$556.1

Change in fair value of plan assets
Fair value at January 1	$3,225.0	$3,007.0	$951.4	$879.6
Actual return on plan assets	291.8	348.1	79.9	103.1
Employer contributions	62.4	111.7	3.9	1.5
Participant contributions	—	—	12.5	13.3
Benefit payments	(250.3)	(241.8)	(47.5)	(46.1)
Fair value at December 31	$3,328.9	$3,225.0	$1,000.2	$951.4
Funded status at December 31	$192.3	$(121.4)	$470.0	$395.3

In 2021 we had actuarial gains related to our pension benefit obligations of $101.3 million and actuarial losses in 2020 of $311.6 million, both of which were primarily driven by changes in our discount rates. The discount rate for our pension benefits was 2.96%, 2.67%, and 3.41%, in 2021, 2020, and 2019, respectively.

The actuarial gains related to our OPEB benefit obligations were not significant for 2021 or 2020.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2021	2020	2021	2020
Pension and OPEB assets	$389.0	$182.9	$492.3	$418.0
Pension and OPEB obligations	196.7	304.3	22.3	22.7
Total net (liabilities) assets	$192.3	$(121.4)	$470.0	$395.3

The accumulated benefit obligation for all defined benefit pension plans was $3,010.5 million and $3,194.3 million as of December 31, 2021 and 2020, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2021	2020
Accumulated benefit obligation	$372.4	$1,555.5
Fair value of plan assets	186.3	1,298.3

2021 Form 10-K	129	WEC Energy Group, Inc.

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2021	2020
Projected benefit obligation	$383.0	$2,034.1
Fair value of plan assets	186.3	1,729.8

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2021	2020
Accumulated benefit obligation	$25.1	$25.7
Fair value of plan assets	2.8	3.0

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost (credit) as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2021	2020	2021	2020
Pre-tax accumulated other comprehensive income (loss) (1)
Net actuarial loss (gain)	$7.5	$10.4	$(1.4)	$(1.4)
Prior service credits	—	—	(0.1)	(0.1)
Total	$7.5	$10.4	$(1.5)	$(1.5)

Net regulatory assets (liabilities) (2)
Net actuarial loss (gain)	$798.6	$1,101.2	$(300.1)	$(288.7)
Prior service costs (credits)	(0.5)	1.1	(60.3)	(78.6)
Total	$798.1	$1,102.3	$(360.4)	$(367.3)

(1)    Amounts related to the nonregulated entities are included in accumulated other comprehensive loss.

(2)    Amounts related to the utilities and WBS are recorded as net regulatory assets or liabilities.

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$54.3	$50.1	$47.0	$15.7	$15.2	$16.3
Interest cost	87.5	102.8	120.4	14.5	18.6	25.7
Expected return on plan assets	(200.9)	(190.3)	(193.3)	(66.0)	(60.3)	(54.7)
Plan settlement	3.9	17.9	11.5	—	—	—
Plan curtailment	—	—	—	(6.4)	—	—
Amortization of prior service cost (credit)	1.6	1.6	2.2	(15.9)	(15.0)	(15.4)
Amortization of net actuarial loss (gain)	109.4	102.6	77.3	(24.4)	(22.4)	(6.6)
Net periodic benefit cost (credit)	$55.8	$84.7	$65.1	$(82.5)	$(63.9)	$(34.7)

2021 Form 10-K	130	WEC Energy Group, Inc.

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2021	2020	2021	2020
Discount rate	2.96%	2.67%	2.92%	2.60%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	3.73%	3.69%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	5.70%	5.85%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2028	2028
Assumed medical cost trend rate (Post 65)	N/A	N/A	5.67%	5.80%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2028	2028

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2021	2020	2019
Discount rate	2.71%	3.34%	4.21%
Expected return on plan assets	6.88%	6.87%	7.12%
Rate of compensation increase	4.00%	4.00%	3.66%
Interest credit rate	3.71%	3.70%	3.72%

	OPEB Benefits
	2021	2020	2019
Discount rate	2.66%	3.39%	4.27%
Expected return on plan assets	7.00%	7.00%	7.25%
Assumed medical cost trend rate (Pre 65)	5.85%	6.00%	6.25%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2028	2028	2024
Assumed medical cost trend rate (Post 65)	5.80%	5.91%	6.01%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2028	2028	2028

We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the fund. For 2022, the expected return on assets assumption is 6.88% for the pension plans and 7.00% for the OPEB plans.

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

2021 Form 10-K	131	WEC Energy Group, Inc.

Energy Corporation OPEB trust target asset allocations are 50% equity investments and 50% fixed income investments. The two largest legacy OPEB trusts for Integrys have the same target asset allocations of 45% equity investments and 55% fixed income investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(r), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2021
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$417.1	$—	$—	$417.1	$135.4	$—	$—	$135.4
International equity	313.7	—	—	313.7	109.1	—	—	109.1
Fixed income securities: (1)
United States bonds	—	1,068.7	—	1,068.7	165.0	192.3	—	357.3
International bonds	—	118.5	—	118.5	—	15.6	—	15.6
	730.8	1,187.2	—	1,918.0	409.5	207.9	—	617.4
Investments measured at net asset value				1,410.9				382.8
Total	$730.8	$1,187.2	$—	$3,328.9	$409.5	$207.9	$—	$1,000.2

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2020
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$439.2	$—	$—	$439.2	$141.4	$—	$—	$141.4
International equity	345.1	—	—	345.1	120.9	—	—	120.9
Fixed income securities: (1)
United States bonds	—	1,056.4	—	1,056.4	143.0	179.9	—	322.9
International bonds	—	114.3	—	114.3	—	12.0	—	12.0
	784.3	1,170.7	—	1,955.0	405.3	191.9	—	597.2
Investments measured at net asset value				1,270.0				354.2
Total	$784.3	$1,170.7	$—	$3,225.0	$405.3	$191.9	$—	$951.4

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $11.2 million to the pension plans and $2.5 million to the OPEB plans in 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2021 Form 10-K	132	WEC Energy Group, Inc.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2022	$231.6	$35.0
2023	228.8	35.1
2024	222.8	34.9
2025	216.7	34.7
2026	219.9	34.6
2027-2031	946.2	170.4

Savings Plans

We sponsor 401(k) savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, in which amounts are contributed to the employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $51.8 million, $49.7 million, and $50.9 million in 2021, 2020, and 2019, respectively.

NOTE 21—INVESTMENT IN TRANSMISSION AFFILIATES

We own approximately 60% of ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects. We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. ATC's corporate manager has an eleven-member board of directors, and ATC Holdco's corporate manager has a four-member board of directors. We have one representative on each board. Each member of the board has only one vote. The following tables provide a reconciliation of the changes in our investments in ATC and ATC Holdco:

	2021
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,733.5	$30.8	$1,764.3
Add: Earnings (loss) from equity method investment	166.4	(8.3)	158.1
Less: Distributions	133.0	—	133.0
Balance at December 31	$1,766.9	$22.5	$1,789.4

	2020
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	174.3	1.5	175.8
Add: Capital contributions	21.2	—	21.2
Less: Distributions	146.7	—	146.7
Less: Return of capital	—	6.8	6.8
Balance at December 31	$1,733.5	$30.8	$1,764.3

	2019
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,625.3	$40.0	$1,665.3
Add: Earnings (loss) from equity method investment	132.8	(5.2)	127.6
Add: Capital contributions	51.3	1.3	52.6
Less: Distributions	124.7	—	124.7
Balance at December 31	$1,684.7	$36.1	$1,720.8

In November 2019 and May 2020, the FERC issued orders that addressed complaints related to ATC's allowed ROE. Due to the various outstanding petitions filed related to these orders, our financials continue to include a $39.1 million liability for potential

2021 Form 10-K	133	WEC Energy Group, Inc.

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

The following table summarizes our significant related party transactions with ATC during the years ended December 31:

(in millions)	2021	2020	2019
Charges to ATC for services and construction	$22.9	$27.5	$25.9
Charges from ATC for network transmission services	361.0	350.5	348.1
Net refund from ATC related to FERC ROE orders	7.3	10.7	—

As of December 31, 2021 and 2020, our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	2021	2020
Accounts receivable for services provided to ATC	$2.0	$3.7
Accounts payable for services received from ATC	30.2	29.3
Amounts due from ATC for transmission infrastructure upgrades (1)	13.0	4.6

(1)    The transmission infrastructure upgrades were primarily related to WE's and WPS's construction of their new solar projects, Badger Hollow II and Badger Hollow I, respectively.

Summarized financial data for ATC is included in the tables below:

	Year Ended December 31
(in millions)	2021	2020	2019
Income statement data
Operating revenues	$754.8	$758.1	$744.4
Operating expenses	376.2	372.5	373.5
Other expense, net	113.9	110.8	110.5
Net income	$264.7	$274.8	$260.4

(in millions)	December 31, 2021	December 31, 2020
Balance sheet data
Current assets	$89.8	$92.7
Noncurrent assets	5,628.1	5,400.6
Total assets	$5,717.9	$5,493.3

Current liabilities	$436.9	$310.8
Long-term debt	2,513.0	2,512.2
Other noncurrent liabilities	422.0	378.2
Members' equity	2,346.0	2,292.1
Total liabilities and members' equity	$5,717.9	$5,493.3

NOTE 22—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At December 31, 2021, we reported six segments, which are described below.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

2021 Form 10-K	134	WEC Energy Group, Inc.

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

See Note 2, Acquisitions, for more information on recent WECI acquisitions.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, WBS, and also included the operations of PDL prior to the sale of its remaining solar facilities in the fourth quarter of 2020. See Note 3, Dispositions, for more information on the sale of these solar facilities.

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2021, 2020, and 2019.

	Utility Operations
2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,037.0	$1,672.8	$519.0	$8,228.8	$—	$86.7	$0.5	$—	$8,316.0
Intersegment revenues	—	—	—	—	—	452.8	—	(452.8)	—
Other operation and maintenance	1,455.2	433.5	90.4	1,979.1	—	43.1	(7.5)	(9.2)	2,005.5
Depreciation and amortization	726.9	218.1	38.1	983.1	—	125.3	25.9	(60.0)	1,074.3
Equity in earnings of transmission affiliates	—	—	—	—	158.1	—	—	—	158.1
Interest expense	555.6	66.6	6.2	628.4	19.4	71.0	92.8	(340.5)	471.1
Loss on debt extinguishment	—	—	—	—	—	—	36.3	—	36.3
Income tax expense (benefit)	119.9	79.3	11.5	210.7	32.3	3.1	(45.8)	—	200.3
Net income (loss)	707.7	223.0	35.8	966.5	106.3	276.2	(50.5)	—	1,298.5
Net income (loss) attributed to common shareholders	706.5	223.0	35.8	965.3	106.3	279.2	(50.5)	—	1,300.3
Capital expenditures and asset acquisitions	1,389.7	533.7	95.9	2,019.3	—	335.3	18.1	—	2,372.7
Total assets (1)	25,687.9	7,853.4	1,506.1	35,047.4	1,792.7	4,627.7	785.3	(3,264.6)	38,988.5

(1)    Total assets at December 31, 2021 reflect an elimination of $1,729.9 million for all lease activity between We Power and WE.

2021 Form 10-K	135	WEC Energy Group, Inc.

	Utility Operations
2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,473.5	$1,321.9	$384.1	$7,179.5	$—	$60.0	$2.2	$—	$7,241.7
Intersegment revenues	—	—	—	—	—	448.5	—	(448.5)	—
Other operation and maintenance	1,476.7	435.4	87.0	1,999.1	—	24.9	17.4	(9.2)	2,032.2
Depreciation and amortization	674.5	196.7	33.5	904.7	—	98.9	25.1	(52.8)	975.9
Equity in earnings of transmission affiliates	—	—	—	—	175.8	—	—	—	175.8
Interest expense	561.3	63.5	10.2	635.0	19.4	60.8	124.0	(345.5)	493.7
Loss on debt extinguishment	—	—	—	—	—	—	38.4	—	38.4
Income tax expense (benefit)	132.7	66.1	13.1	211.9	43.7	44.7	(72.4)	—	227.9
Net income (loss)	691.6	203.5	39.0	934.1	112.6	261.1	(106.4)	—	1,201.4
Net income (loss) attributed to common shareholders	690.4	203.5	39.0	932.9	112.6	260.8	(106.4)	—	1,199.9
Capital expenditures and asset acquisitions	1,382.4	652.7	144.3	2,179.4	—	661.8	33.1	—	2,874.3
Total assets (1)	24,599.2	7,471.8	1,336.2	33,407.2	1,764.7	4,455.2	762.2	(3,361.2)	37,028.1

(1)    Total assets at December 31, 2020 reflect an elimination of $1,824.5 million for all lease activity between We Power and WE.

	Utility Operations
2019 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,647.1	$1,357.1	$426.0	$7,430.2	$—	$88.5	$4.4	$—	$7,523.1
Intersegment revenues	—	—	—	—	—	407.4	—	(407.4)	—
Other operation and maintenance	1,591.3	461.1	98.5	2,150.9	—	19.7	14.0	0.2	2,184.8
Depreciation and amortization	617.0	181.3	27.5	825.8	—	92.0	24.3	(15.8)	926.3
Equity in earnings of transmission affiliates	—	—	—	—	127.6	—	—	—	127.6
Interest expense	572.0	59.0	8.5	639.5	13.1	62.1	140.9	(354.1)	501.5
Income tax expense (benefit)	35.2	60.2	13.6	109.0	27.1	59.9	(71.0)	—	125.0
Net income (loss)	651.1	170.3	43.2	864.6	87.4	245.5	(62.8)	—	1,134.7
Net income (loss) attributed to common shareholders	649.9	170.3	43.2	863.4	87.4	246.0	(62.8)	—	1,134.0
Capital expenditures and asset acquisitions	1,378.6	624.9	109.1	2,112.6	—	389.9	26.5	—	2,529.0
Total assets (1)	23,934.8	6,932.5	1,237.8	32,105.1	1,723.1	3,654.1	814.0	(3,344.5)	34,951.8

(1)    Total assets at December 31, 2019 reflect an elimination of $1,896.7 million for all lease activity between We Power and WE.

2021 Form 10-K	136	WEC Energy Group, Inc.

NOTE 23—VARIABLE INTEREST ENTITIES

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

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from WE. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from WE's retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge, and funds on deposit in trust accounts, are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to WE or any of WE's affiliates. See Note 14, Long-Term Debt, for more information on the ETBs.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	December 31, 2021
Assets
Other current assets (restricted cash)	$2.4
Regulatory assets	100.7
Other long-term assets (restricted cash)	0.6

Liabilities
Current portion of long-term debt	8.8
Other current liabilities (accrued interest)	0.1
Long-term debt	102.7

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At December 31, 2021 and 2020, our equity

2021 Form 10-K	137	WEC Energy Group, Inc.

investment in ATC was $1,766.9 million and $1,733.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At December 31, 2021 and 2020, our equity investment in ATC Holdco was $22.5 million and $30.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 21, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

Power Purchase Commitment

WE has a PPA with LSP-Whitewater Limited Partnership that represents a variable interest. This agreement is for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, and we account for it as a finance lease. The agreement expires on May 31, 2022 and includes no minimum energy requirements over the remaining term. We have examined the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, and have determined that we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the PPA.

In November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commences on June 1, 2022 upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, WE and WPS also entered into an agreement to purchase the natural gas-fired cogeneration facility for $72.7 million. This purchase agreement is subject to regulatory approval by the PSCW, which is expected by the end of 2022. The tolling agreement extends until the earlier of the closing of the asset purchase or December 31, 2022. Since the terms of the tolling agreement are substantially similar to the terms of the PPA, we have determined that we are still not the primary beneficiary of the entity, and we will continue to account for the PPA and tolling agreement as a finance lease. See Note 15, Leases, for more information.

We have $6.4 million of required capacity payments over the remaining term of the PPA and tolling agreement. We believe that the required capacity payments under the agreements will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

2021 Form 10-K	138	WEC Energy Group, Inc.

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2021, including those of our subsidiaries.

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2022	2023	2024	2025	2026	Later Years
Electric utility:
Nuclear	2033	$7,342.8	$531.2	$563.0	$596.8	$632.6	$677.9	$4,341.3
Coal supply and transportation	2025	821.8	260.9	213.3	180.0	167.6	—	—
Purchased power	2051	316.5	65.5	60.7	53.2	46.9	43.8	46.4
Natural gas utility:
Supply and transportation	2048	1,704.4	349.4	264.7	201.0	128.9	109.2	651.2
Non-utility energy infrastructure:
Purchased power	2051	396.3	20.6	22.5	20.6	21.0	21.4	290.2
Natural gas storage and transportation	2048	6.9	5.1	0.8	—	—	0.1	0.9
Total		$10,588.7	$1,232.7	$1,125.0	$1,051.6	$997.0	$852.4	$5,330.0

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
•the protection of wetlands and waterways, biodiversity including threatened and endangered species, and cultural resources associated with utility construction projects;
•the retirement of older coal-fired power plants and conversion to modern, efficient, natural gas generation, super-critical pulverized coal generation, and/or replacement with renewable generation;
•the beneficial use of ash and other products from coal-fired and biomass generating units;
•the remediation of former manufactured gas plant sites;
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure; and
•the reporting of GHG emissions to comply with federal clean air rules.

Air Quality

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In December 2020, the EPA completed its 5-year review of the ozone standard and issued a final decision to retain, without any changes, the existing 2015 standard. Under Executive Order 13990, the Biden Administration ordered that all agencies review existing regulations, orders, guidance documents, policies, and similar actions promulgated, issued, or adopted between January 20, 2017 and January 20, 2021. In October 2021, the EPA announced that it will reconsider the December 2020 decision to retain the 2015 ozone standards with no changes and that it is targeting the end of 2023 to complete this reconsideration.

2021 Form 10-K	139	WEC Energy Group, Inc.

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

Particulate Matter

In addition to the 2015 ozone standard, in December 2020, the EPA completed its 5-year review of the 2012 standard for particulate matter, including fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. A proposed rule-making is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the standard to 10 or 11 micrograms per cubic meter, our service territories should remain in attainment. If the EPA lowers it below 10 micrograms per cubic meter, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

Climate Change

The ACE rule, effective since September 2019, was vacated by the D.C. Circuit Court of Appeals in January 2021. The ACE rule replaced the Clean Power Plan and provided existing coal-fired generating units with standards for achieving GHG emission reductions. In a memorandum issued to the EPA regional administrators in February 2021, the EPA stated that the D.C. Circuit Court decision meant that no existing rule regulates GHG emissions from electric generating units. The EPA is currently reviewing its options for such regulations and has signaled that a draft rule may be released in 2022 at the earliest. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court is expected to review a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the CAA to address CO2 emissions. Arguments are expected to take place in early 2022 with a decision expected by the summer of 2022.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The rule became effective in March 2021; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. The EPA has signaled that a rule replacement is expected by June 2022. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8 and the jointly-owned Columbia Units 1-2. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by 2025 and by 80% by 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

2021 Form 10-K	140	WEC Energy Group, Inc.

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our utility systems.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 22.0 million metric tonnes to the EPA for 2021. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas utilities distribute and sell. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 23.6 million metric tonnes to the EPA for 2021.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted under the rules governing new facilities. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule, NR 111, became effective in June 2020, and the WDNR will apply it when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into Wisconsin Pollutant Discharge Elimination System permits for WE and WPS facilities.

We have received BTA determinations for OC 5 through OC 8 and VAPP. Although we currently believe that existing technology at the PWGS satisfies the BTA requirements, a final determination will not be made until the discharge permit is renewed for this facility, which is expected to be in the second quarter of 2022. We have received interim BTA determinations for Weston Units 2, 3, and 4. A final BTA decision for the Weston facility is expected during its next permit renewal in late 2023.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW systems at Weston Unit 3 (to be completed by December 2023) and OC 7 and OC 8 (completed and placed in-service in mid-2021). Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the OCPP and ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require approximately $110 million in capital investment. In December 2021, the PSCW Division of Energy Regulation and Analysis issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the Wisconsin Pollutant Discharge Elimination System permit deadlines.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

2021 Form 10-K	141	WEC Energy Group, Inc.

Waters of the United States

In December 2021, the EPA and the United States Army Corps of Engineers together released a proposed rule to repeal the April 2020 Navigable Waters Protection Rule that defined WOTUS. The purpose of this proposed rule will be to restore regulations defining WOTUS that were in place prior to 2015 and to update certain provisions to be consistent with relevant Supreme Court decisions. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. In January 2022, the Supreme Court granted certiorari in a case to evaluate the proper test for determining whether wetlands are WOTUS. At this point, our projects requiring federal permits are moving ahead, but we are monitoring to better understand potential future impacts.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2021	2020
Regulatory assets	$630.9	$638.2
Reserves for future environmental remediation	532.6	532.9

Renewables, Efficiency, and Conservation

Wisconsin Legislation

In 2005, Wisconsin enacted Act 141, which established a goal that 10% of all electricity consumed in Wisconsin be generated by renewable resources annually. WE and WPS have achieved their required renewable energy percentages of 8.27% and 9.74%, respectively, by constructing various wind parks, solar parks, a biomass facility, and by also relying on renewable energy purchases. WE and WPS continue to review their renewable energy portfolios and acquire cost-effective renewables as needed to meet their requirements on an ongoing basis. The PSCW administers the renewable program related to Act 141, and each utility funds the program based on 1.2% of its annual retail operating revenues.

Michigan Legislation

In December 2016, Michigan enacted Act 342, which required 12.5% of the state's electric energy to come from renewables for 2019 and 2020, and energy optimization (efficiency) targets up to 1% annually. The renewable requirement increased to 15.0% for 2021 and beyond. UMERC was in compliance with its requirements under this statute as of December 31, 2021. The legislation continues to allow recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

2021 Form 10-K	142	WEC Energy Group, Inc.

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

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric Company, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with Wisconsin Power and Light Company, Madison Gas and Electric Company, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Wisconsin Power and Light Company has started the process to close out this Consent Decree.

NOTE 25—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
(in millions)	2021	2020	2019
Cash paid for interest, net of amount capitalized	$473.8	$492.9	$485.9
Cash paid (received) for income taxes, net	33.8	27.9	(24.9)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	127.8	153.1	159.9
Increase in receivable related to insurance proceeds	41.7	2.7	—
Non-cash capital contributions from noncontrolling interest	1.5	—	21.0

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

2021 Form 10-K	143	WEC Energy Group, Inc.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2021	2020	2019
Cash and cash equivalents	$16.3	$24.8	$37.5
Restricted cash included in other current assets	19.6	—	—
Restricted cash included in other long term assets	51.6	47.8	44.8
Cash, cash equivalents, and restricted cash	$87.5	$72.6	$82.3

NOTE 26—REGULATORY ENVIRONMENT

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

PGL and NSG incurred approximately $131 million and $10 million, respectively, of natural gas costs in February 2021 in excess of the amounts included in their rates. These costs are being recovered over a period of 12 months, which started on April 1, 2021. PGL's and NSG's natural gas costs will be reviewed for prudency by the ICC as part of their annual natural gas cost reconciliation, which we expect to file with the ICC in April 2022. The ICC could order the refund of any costs determined to be imprudent as part of the reconciliation.

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. In July 2021, MERC and four other Minnesota utilities filed a joint proposal with the MPUC to recover their respective excess natural gas costs. Under the proposal, MERC will recover $10 million of these costs through its annual natural gas true-up process over a period of 12 months, and the remaining $65 million over 27 months, both beginning in September 2021. In August 2021, the MPUC issued a written order approving this proposal; however, recovery of these costs and the issue of prudence has been referred to a contested-case proceeding. As a result of the proceeding, the MPUC could disallow recovery or order the refund of any costs determined to be imprudent. A decision regarding this review is expected in August 2022.

Natural gas costs incurred at MGU and UMERC in excess of the amount included in their respective rates were not significant.

Coronavirus Disease – 2019

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and the CDC. COVID-19 has spread globally, including throughout the United States and, in turn, our service territories. Each of the states in which our regulated utilities operate declared a public health emergency and issued shelter-in-place orders in response to the COVID-19 pandemic. All of the shelter-in-place orders have since expired or been lifted. The PSCW, the ICC, the MPUC, and the MPSC all issued written orders requiring certain actions to ensure that essential utility services were available to customers in their respective jurisdictions. A summary of these orders is included below.

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

2021 Form 10-K	144	WEC Energy Group, Inc.

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. The PSCW affirmed that this authorization for deferral included the incremental increase in uncollectible expense above what was being recovered in rates. As WE, WPS, and WG already have a cost recovery mechanism in place to recover uncollectible expense for residential customers, this deferral only impacted the recovery of uncollectible expense for their commercial and industrial customers. See Note 5, Credit Losses, for information regarding changes to our allowance for credit losses. On December 16, 2021, the PSCW approved a motion to end all COVID-related deferrals as of December 31, 2021. The total amount deferred at our Wisconsin utilities related to the COVID-19 pandemic was not significant as of December 31, 2021. The PSCW will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings.

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

In addition to the above, the settlement agreement approved in June 2020 authorized PGL and NSG to implement a SPC rider to recover incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with their bill payment assistance programs incurred between March 1, 2021 and December 31, 2021. PGL and NSG began recovering costs under the SPC rider on October 1, 2020. Amounts deferred under the SPC rider are being recovered over 36 months and will be subject to review and reconciliation by the ICC. As of December 31, 2021, PGL's and NSG's regulatory assets related to the COVID-19 pandemic were $22.9 million, collectively.

2021 Form 10-K	145	WEC Energy Group, Inc.

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
•Costs related to the provisions in the settlement agreement, including costs related to the bill payment assistance programs, were recoverable through the SPC rider.

Minnesota

In May 2020, the MPUC issued a written order authorizing Minnesota utilities, including MERC, to track and defer COVID-19 related expenses and certain foregone revenues. The MPUC will review the recoverability and examine the prudency of any deferred amounts in future rate proceedings. As of December 31, 2021, amounts deferred at MERC related to the COVID-19 pandemic were not significant.

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

2021 Form 10-K	146	WEC Energy Group, Inc.

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

The April 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeded the amounts being recovered in rates. In July 2020, the MPSC issued an order denying Michigan utilities' ability to defer additional COVID-19 related expenses and certain foregone revenues. The MPSC indicated that utilities could still seek recovery of these costs and foregone revenues by filing additional information on the specifics of their request. MGU and UMERC filed comments with the MPSC in November 2020 indicating they had not experienced any material additional COVID-19 related expenses or foregone revenues, but will continue to monitor them and will notify the MPSC if they become material. At December 31, 2021, our Michigan utilities had not recorded any deferrals related to the COVID-19 pandemic.

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

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2022 Rates

In March 2021, WE, WPS, and WG filed an application with the PSCW for the approval of certain accounting treatments that will allow them to maintain their current electric, natural gas, and steam base rates through 2022 and forego filing a rate case for one year. In connection with the request, the three utilities also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully supported the application. In September 2021, the PSCW issued written orders approving the application.

The final orders reflect the following:

•WE, WPS, and WG will amortize, in 2022, certain previously deferred balances to offset approximately half of their forecasted revenue deficiencies.
•WG will defer interest and depreciation expense associated with capital investments since its last rate case that otherwise would have been added to rate base in a 2022 test-year rate case.
•WE, WPS, and WG will defer any increases in tax expense due to changes in tax law that occur in 2021 and/or 2022.
•WE, WPS, and WG will maintain their earnings sharing mechanisms for 2022, with modification. The earnings sharing mechanisms were modified to authorize the utility to retain 100% of the first 15 basis points of earnings above its currently authorized ROE. This modification expires on December 31, 2022. The earnings sharing mechanisms otherwise remains as previously authorized.
•WE, WPS, and WG will file a full 2023-2024 test-year rate case no later than May 1, 2022.

2021 Form 10-K	147	WEC Energy Group, Inc.

2020 and 2021 Rates

In March 2019, WE, WPS, and WG filed applications with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2020. In August 2019, all three utilities filed applications with the PSCW for approval of settlement agreements entered into with certain intervenors to resolve several outstanding issues in each utility's respective rate case. In December 2019, the PSCW issued written orders that approved the settlement agreements without material modification and addressed the remaining outstanding issues that were not included in the settlement agreements. The new rates were effective January 1, 2020. The final orders reflected the following:

	WE				WPS				WG
2020 Effective rate increase (decrease)
Electric (1) (2)	$15.3	million	/	0.5%	$15.8	million	/	1.6%	N/A
Gas (3)	$10.4	million	/	2.8%	$4.3	million	/	1.4%	$(1.5)	million	/	(0.2)%
Steam	$1.9	million	/	8.6%	N/A				N/A
ROE	10.0%				10.0%				10.2%
Common equity component average on a financial basis	52.5%				52.5%				52.5%

(1)    Amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The WE and WPS rate orders reflected the majority of the unprotected deferred tax benefits from the Tax Legislation being amortized over two years. For WE, approximately $65 million of tax benefits were amortized in each of 2020 and 2021. For WPS, approximately $11 million of tax benefits were amortized in 2020 and approximately $39 million were amortized in 2021. The unprotected deferred tax benefits related to the unrecovered balances of certain of WE's retired plants and its SSR regulatory asset were used to reduce the related regulatory asset. Unprotected deferred tax benefits by their nature are eligible to be returned to customers in a manner and timeline determined to be appropriate by our regulators.

(2)    The WPS rate order was net of $21 million of refunds related to its 2018 earnings sharing mechanism. These refunds were made to customers evenly over two years, with half returned in 2020 and the remainder returned in 2021.

(3)    The WE amount includes certain deferred tax expense from the Tax Legislation, and the WPS and WG amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The rate orders for all three gas utilities reflected all of the unprotected deferred tax expense and benefits from the Tax Legislation being amortized evenly over four years. For WE, approximately $5 million of previously deferred tax expense will be amortized each year. For WPS and WG, approximately $5 million and $3 million, respectively, of previously deferred tax benefits will be amortized each year. Unprotected deferred tax expense and benefits by their nature are eligible to be recovered from or returned to customers in a manner and timeline determined to be appropriate by our regulators.

In accordance with its rate order, WE filed an application with the PSCW in July 2020 requesting a financing order to securitize $100 million of Pleasant Prairie power plant's book value, plus the carrying costs accrued on the $100 million during the securitization process and the related financing fees. In November 2020, the PSCW issued a written order approving the application. The financing order also authorized WE to form a bankruptcy-remote special purpose entity, WEPCo Environmental Trust, for the sole purpose of issuing ETBs to recover the approved costs. In May 2021, WEPCo Environmental Trust issued $118.8 million of 1.578% ETBs due December 15, 2035. See Note 14, Long-Term Debt, for more information regarding the issuance of the ETBs. See Note 23, Variable Interest Entities, for more information regarding WEPCo Environmental Trust.

The WPS rate order allows WPS to collect the previously deferred revenue requirement for ReACT™ costs above the authorized $275.0 million level. The total cost of the ReACT™ project was $342 million. This regulatory asset is being collected from customers over eight years.

The PSCW approved all three Wisconsin utilities continuing to have an earnings sharing mechanism through 2021. The earnings sharing mechanism was modified from its previous structure to one that was consistent with other Wisconsin investor-owned utilities. Under this earnings sharing mechanism, if the utility earned above its authorized ROE: (i) the utility retained 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points were required to be refunded to customers; and (iii) 100.0% of any remaining excess earnings were required to be refunded to customers. In addition, the rate orders also required WE, WPS, and WG to maintain residential and small commercial electric and natural gas customer fixed charges at previously authorized rates and to maintain the status quo for WE's and WPS's electric market-based rate programs for large industrial customers through 2021.

2021 Form 10-K	148	WEC Energy Group, Inc.

The Peoples Gas Light and Coke Company and North Shore Gas Company

Third-Party Transaction Fee Adjustment Rider

In accordance with the Climate and Equitable Jobs Act that was signed into law in Illinois, effective September 15, 2021, utilities are prohibited from charging customers a fee when they elect to pay for service with a credit card. Utilities are now required to incur these expenses. On October 27, 2021, PGL and NSG filed requests with the ICC for approval of a TPTFA rider, which will allow for the recovery of these third-party transaction fee expenses that are now being incurred. The ICC approved the TPTFA rider for PGL on December 16, 2021, and it became effective on December 27, 2021. PGL began recovering costs under the rider on February 1, 2022. Amounts deferred under the rider will be recovered over a period of 12 months and will be subject to an annual reconciliation whereby costs will be reviewed by the ICC for accuracy and prudency. On January 3, 2022, NSG filed a motion with the ICC to withdraw its request for the TPTFA rider, which was subsequently accepted by the ICC. NSG recovers costs related to these third-party transaction fees through its recently established base rates.

North Shore Gas Company 2021 Rate Order

In October 2020, NSG filed a request with the ICC to increase its natural gas rates. In September 2021, the ICC issued a written order authorizing a rate increase of $4.1 million (4.5%). The rate increase reflects a 9.67% ROE and a common equity component average of 51.58%. The natural gas rate increase is primarily driven by NSG's ongoing significant investment in its distribution system since its last rate review that resulted in revised base rates effective January 28, 2015. The new rates were effective September 15, 2021.

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

As of December 31, 2021, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Minnesota Energy Resources Corporation

2018 Rate Order

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

2021 Form 10-K	149	WEC Energy Group, Inc.

Michigan Gas Utilities Corporation

2021 Rate Order

In February 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU decided that it would delay its filing of the rate case as a result of the COVID-19 pandemic.

In May 2020, MGU filed an application with the MPSC requesting approval to defer $5.0 million of depreciation and interest expense during 2021 related to capital investments made by MGU since its last rate case. In July 2020, the MPSC issued a written order approving MGU's request. The deferral of these costs helped to mitigate the impacts from delaying the filing of the rate case.

In March 2021, MGU filed its request with the MPSC to increase its natural gas rates. In July 2021, MGU filed with the MPSC, a settlement agreement it reached with certain intervenors, which the MPSC approved in a written order in September 2021. The order authorizes a rate increase of $9.3 million (6.35%) and reflects a 9.85% ROE and a common equity component average of 51.5%. The natural gas rate increase was primarily driven by MGU's significant investment in capital infrastructure since its last rate review that resulted in revised base rates effective January 1, 2016. The order also allows MGU to implement a rider for its Main Replacement Program that will support recovery of planned capital investment related to pipeline replacements to maintain system safety and reliability between 2023 and 2027, without having to file a rate case. We expect approximately $31.7 million of costs to be recovered through this rider. All costs recovered through the rider are subject to a prudence review by the MPSC. The new rates became effective January 1, 2022.

NOTE 27—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2021	2020	2019
Non-service components of net periodic benefit costs	$72.2	$41.2	$36.2
AFUDC – Equity	18.0	20.9	14.4
Gains from investments held in rabbi trust	18.6	12.7	21.2
Earnings from equity method investments (1)	19.9	2.4	3.5
Other, net	4.5	2.3	26.9
Other income, net	$133.2	$79.5	$102.2

(1)    Amount does not include equity earnings of transmission affiliates as those earnings are shown as a separate line item on the income statements.

NOTE 28—NEW ACCOUNTING PRONOUNCEMENTS

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

2021 Form 10-K	150	WEC Energy Group, Inc.

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year ending on December 31, 2022, and we are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

2021 Form 10-K	151	WEC Energy Group, Inc.

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

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our and our subsidiaries' internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our and our subsidiaries' internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
For Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, attesting to the effectiveness of our internal controls over financial reporting, see Section A of Item 8.

ITEM 9B. OTHER INFORMATION
On February 21, 2022, WEC Energy Group and Scott J. Lauber, the Company's President and Chief Executive Officer, entered into a letter agreement, which was approved by the Compensation Committee. Pursuant to the terms of this agreement, WEC Energy Group will credit an annual contribution of $300,000 to a nonqualified account beginning February 21, 2022. So long as Mr. Lauber remains employed by WEC Energy Group, an additional $300,000 will be credited annually on February 1, until a maximum of 10 contributions have been made. In addition, the account will be credited with interest at a rate of 5.0% annually, which is equivalent to the interest crediting rate under WEC Energy Group's cash balance pension plan. The account vests upon the sixth contribution at which time Mr. Lauber will be 61, or upon Mr. Lauber's death or disability.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

2021 Form 10-K	152	WEC Energy Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors – Terms Expiring in 2023 – 2022 Director Nominees for Election," "Delinquent Section 16(a) Reports," "Annual Meeting Attendance and Voting Information – Stockholder Nominees and Proposals," and "Governance – Board Committees – Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Shareholders to be held May 5, 2022 (the "2022 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation Tables," "Governance – Director Compensation," and "Governance – Compensation Committee Interlocks and Insider Participation" in the 2022 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Energy Group Common Stock Ownership" in the 2022 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2021:

Plan Type	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	3,111,907	$69.84	9,008,198	(1)
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	3,111,907	$69.84	9,008,198

(1)    Includes shares available for future issuance under our Omnibus Stock Incentive Plan, all of which could be granted as awards of stock options, stock appreciation rights, performance units, restricted stock, or other stock based awards.

2021 Form 10-K	153	WEC Energy Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Governance – Additional Governance Matters – Related Party Transactions," "Proposal 1: Election of Directors – Terms Expiring in 2023 – Board Composition – Independence," and "Governance – Board Committees" in the 2022 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on the Corporate Governance section of our Company's website at www.wecenergygroup.com/govern/governance.htm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Independent Auditors' Fees and Services" in the 2022 Annual Meeting Proxy Statement is incorporated herein by reference.

2021 Form 10-K	154	WEC Energy Group, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34 ).	79

	Consolidated Income Statements for the three years ended December 31, 2021, 2020, and 2019.	82

	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2021, 2020, and 2019.	83

	Consolidated Balance Sheets at December 31, 2021 and 2020.	84

	Consolidated Statements of Cash Flows for the three years ended December 31, 2021, 2020, and 2019.	85

	Consolidated Statements of Equity for the three years ended December 31, 2021, 2020, and 2019.	86

	Notes to Consolidated Financial Statements.	87

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule I, Condensed Parent Company Financial Statements, including Income Statements, Statements of Comprehensive Income, and Statements of Cash Flows for the three years ended December 31, 2021, 2020, and 2019 and Balance Sheets as of December 31, 2021 and 2020.	161

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2021, 2020, and 2019.	168

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WEC Energy Group, Inc., as amended effective May 21, 2012. (Exhibit 3.1 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

	3.2*	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended. (Exhibit 3.1 to WEC Energy Group's 06/29/15 Form 8-K.)

	3.3*	Bylaws of WEC Energy Group, Inc., as amended to April 16, 2020. (Exhibit 3.1 to WEC Energy Group's 04/20/20 Form 8-K.)

2021 Form 10-K	155	WEC Energy Group, Inc.

Number	Exhibit
4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation and the Bylaws of WEC Energy Group, Inc. (See Exhibits 3.1 and 3.3 above.)

	4.2*	Description of WEC Energy Group's Common Stock. (Exhibit 4.2 to WEC Energy Group's 12/31/2019 Form 10-K.)

4.3*
Replacement Capital Covenant, dated May 11, 2007, by Wisconsin Energy Corporation for the benefit of certain debtholders named therein. (Exhibit 4.2 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

	4.4*	Amendment to Replacement Capital Covenant, dated as of June 29, 2015. (Exhibit 4.1 to WEC Energy Group's 06/29/15 Form 8-K.)

Indentures and Securities Resolutions:

	4.5*	Indenture for Debt Securities of Wisconsin Electric Power Company (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 under File No. 1-1245, WE's 12/31/95 Form 10-K.)

	4.6*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, WE's 12/31/95 Form 10-K.)

	4.7*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 under File No. 1-1245, WE’s 06/30/98 Form 10-Q.)

4.8*
Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric's Registration Statement on Form S-3 (File No. 333-101054), filed May 6, 2003.)

	4.9*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 under File No. 1-1245, WE's 11/02/06 Form 8-K.)

	4.10*	Securities Resolution No. 12 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 5, 2012. (Exhibit 4.1 under File No. 1-1245, WE's 12/05/12 Form 8-K.)

	4.11*	Securities Resolution No. 14 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 12, 2014. (Exhibit 4.1 under File No. 1-1245, WE's 05/12/14 Form 8-K.)

	4.12*	Securities Resolution No. 15 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 14, 2015. (Exhibit 4.1 under File No. 1-1245, WE's 05/14/15 Form 8-K.)

	4.13*	Securities Resolution No. 16 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 13, 2015. (Exhibit 4.1 under File No. 1-1245, WE's 11/13/15 Form 8-K.)

	4.14*	Securities Resolution No. 17 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of October 1, 2018. (Exhibit 4.1 under File No. 1-1245, WE's 10/01/18 Form 8-K.)

	4.15*	Securities Resolution No. 18 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 3, 2019. (Exhibit 4.1 under File No. 1-1245, WE's 12/3/19 Form 8-K.)

	4.16*	Securities Resolution No. 19 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of June 8, 2021 (Exhibit 4.1 under File No. 1-1245, WE's 6/15/21 Form 8-K.)

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

2021 Form 10-K	156	WEC Energy Group, Inc.

Number	Exhibit
	4.19*	Securities Resolution No. 5 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of May 8, 2007. (Exhibit 4.1 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

	4.20*	Securities Resolution No. 6 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of June 4, 2015. (Exhibit 4.1 to Wisconsin Energy Corporation's 06/04/15 Form 8-K.)

	4.21*	Securities Resolution No. 9 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of September 14, 2020. (Exhibit 4.1 to WEC Energy Group's 09/14/20 Form 8-K.)

	4.22*	Securities Resolution No. 10 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of October 5, 2020. (Exhibit 4.1 to WEC Energy Group's 10/05/20 Form 8-K.)

	4.23*	Securities Resolution No. 11 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of March 16, 2021 (Exhibit 4.1 to WEC Energy Group's 3/19/21 Form 8-K.)

	4.24*	Securities Resolution No. 12 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of December 6, 2021 (Exhibit 4.1 to WEC Energy Group's 12/13/21 Form 8-K.)

4.25*
Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation ("WPS") and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Exhibit 4A to Form 8-K filed December 18, 1998) (File No. 1-3016).

	4.26*	First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998) (File No. 1-3016).

	4.27*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006) (File No. 1-3016).

	4.28*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012) (File No. 1-3016).

	4.29*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2013) (File No. 1-3016).

	4.30*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed August 14, 2019) (File No. 1-3016).

	4.31*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2021) (File No. 1-3016).

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

10	Material Contracts

	10.1*	WEC Energy Group Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2018.**

	10.2*	Legacy Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2018.**

	10.3*	WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018.**

	10.4*	Legacy Wisconsin Energy Corporation Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.4 to WEC Energy Group's 12/31/16 Form 10-K.)**

	10.5*	WEC Energy Group Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.5 to WEC Energy Group's 12/31/16 Form 10-K.)**

2021 Form 10-K	157	WEC Energy Group, Inc.

Number	Exhibit
	10.6*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2018.**

	10.7*	WEC Energy Group Supplemental Long Term Disability Plan, Amended and Restated Effective as of January 1, 2017.**

	10.8*	WEC Energy Group Short-Term Performance Plan, Amended and Restated Effective as of January 1, 2019.**

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

	10.10*	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K.)**

	10.11*	Letter Agreement by and between WEC Energy Group, Inc. and Gale E. Klappa, dated as of October 21, 2020. (Exhibit 10.1 to WEC Energy Group's 10/21/2020 Form 8-K.)**

	10.12*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)**

	10.13*	Letter Agreement by and between Wisconsin Energy Corporation and Joseph Kevin Fletcher, dated as of August 17, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/11 Form 10-Q.)**

	10.14*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q.)**

	10.15*	Letter Agreement by and between WEC Energy Group, Inc. and Scott J. Lauber, dated March 31, 2020. (Exhibit 10.1 to WEC Energy Group's 03/31/20 Form 8.K.)**

	10.16	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022.**

	10.17.1*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated effective as of January 1, 2016 (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.17.2*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021 (Exhibit 10.1 to WEC Energy Group's 5/11/21 Form 8-K.)**

	10.18*	Terms and Conditions Governing Non-Qualified Stock Option Award under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)**

10.19*
2016 WEC Energy Group Terms and Conditions Governing Director Restricted Stock Awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.24 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.20*	Director Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 12/01/16 Form 8-K.)**

	10.21*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K.)**

	10.22*	2016 WEC Energy Group Restricted Stock Award Terms and Conditions governing awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.27 to WEC Energy Group's 12/31/15 Form 10-K.)**

10.23*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)**

2021 Form 10-K	158	WEC Energy Group, Inc.

Number	Exhibit
10.24*
2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.25*	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (Exhibit 10.2 to WEC Energy Group's 6/30/21 Form 10-Q.)**

	10.26*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (Exhibit 10.3 to WEC Energy Group's 6/30/21 Form 10-Q.)**

	10.27*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (1 Year Vesting) (Exhibit 10.4 to WEC Energy Group's 6/30/21 Form 10-Q.)**

	10.28*	Director Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (Exhibit 10.5 to WEC Energy Group's 6/30/21 Form 10-Q.)**

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

	10.35*	Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2016. (Exhibit 10.1 to WEC Energy Group's 06/30/16 Form 10-Q.)**

	10.36*	Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 06/30/17 Form 10-Q.)**

21	Subsidiaries of the Registrant

	21.1	Subsidiaries of WEC Energy Group.

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WEC Energy Group.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2021 Form 10-K	159	WEC Energy Group, Inc.

Number	Exhibit
32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2021 Form 10-K	160	WEC Energy Group, Inc.

SCHEDULE I – CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WEC ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. INCOME STATEMENTS

Year Ended December 31
(in millions)	2021	2020	2019
Operating expenses	$12.0	$5.3	$4.7
Equity earnings of subsidiaries	1,367.0	1,283.8	1,210.5
Other income, net	1.7	1.3	6.3
Interest expense	70.2	96.9	122.3
Loss on debt extinguishment	23.1	38.4	—
Income before income taxes	1,263.4	1,144.5	1,089.8
Income tax benefit	36.9	55.4	44.2
Net income attributed to common shareholders	$1,300.3	$1,199.9	$1,134.0

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2021 Form 10-K	161	WEC Energy Group, Inc.

B. STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2021	2020	2019
Net income attributed to common shareholders	$1,300.3	$1,199.9	$1,134.0

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative gain (loss), net of tax expense (benefit) of $0.2, $(1.6), and $(1.3), respectively	0.6	(4.3)	(3.5)
Reclassification of realized net derivative (gain) loss to net income, net of tax	0.9	1.5	(0.8)
Cash flow hedges, net	1.5	(2.8)	(4.3)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax	0.4	(0.4)	0.4
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.3	0.3	0.2
Defined benefit plans, net	0.7	(0.1)	0.6

Other comprehensive income from subsidiaries, net of tax	1.4	0.2	2.2

Other comprehensive income (loss), net of tax	3.6	(2.7)	(1.5)

Comprehensive income attributed to common shareholders	$1,303.9	$1,197.2	$1,132.5

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2021 Form 10-K	162	WEC Energy Group, Inc.

C. BALANCE SHEETS

At December 31
(in millions)	2021	2020
Assets
Current assets
Cash and cash equivalents	$0.5	$4.0
Accounts receivable from related parties	0.6	0.7
Notes receivable from related parties	29.0	110.8
Prepaid taxes	56.5	54.4
Other	0.1	0.1
Current assets	86.7	170.0

Long-term assets
Investments in subsidiaries	15,365.4	14,248.3
Other	21.8	15.7
Long-term assets	15,387.2	14,264.0
Total assets	$15,473.9	$14,434.0

Liabilities and Equity
Current liabilities
Short-term debt	$736.1	$820.4
Accounts payable to related parties	5.5	31.7
Notes payable to related parties	220.4	303.0
Other	21.5	19.6
Current liabilities	983.5	1,174.7

Long-term liabilities
Long-term debt	3,549.8	2,754.8
Other	27.4	34.8
Long-term liabilities	3,577.2	2,789.6

Common shareholders' equity	10,913.2	10,469.7
Total liabilities and equity	$15,473.9	$14,434.0

The accompanying notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2021 Form 10-K	163	WEC Energy Group, Inc.

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2021	2020	2019
Operating activities
Net income attributed to common shareholders	$1,300.3	$1,199.9	$1,134.0
Reconciliation to cash provided by operating activities
Equity income in subsidiaries, net of distributions	(571.3)	(385.7)	(475.2)
Deferred income taxes, net	(1.9)	12.7	9.1
Loss on debt extinguishment	23.1	38.4	—
Change in –
Accounts receivable from related parties	0.1	—	3.3
Prepaid taxes	(2.1)	(7.9)	(46.5)
Accounts payable to related parties	(26.2)	29.2	(5.2)
Other current liabilities	8.6	(2.4)	1.5
Other, net	(2.5)	9.6	7.0
Net cash provided by operating activities	728.1	893.8	628.0

Investing activities
Capital contributions to subsidiaries	(734.0)	(1,026.1)	(602.3)
Return of capital from subsidiaries	196.1	602.8	337.3
Short-term notes receivable from related parties, net	81.8	(88.3)	48.5
Redemption of long-term notes receivable from UMERC	—	—	150.0
Other, net	(1.1)	3.7	(0.6)
Net cash used in investing activities	(457.2)	(507.9)	(67.1)

Financing activities
Exercise of stock options	15.7	43.8	67.0
Purchase of common stock	(33.1)	(99.2)	(140.1)
Dividends paid on common stock	(854.8)	(798.0)	(744.5)
Issuance of long-term debt	1,100.0	1,650.0	350.0
Retirement of long-term debt	(300.0)	(1,430.0)	—
Issuance of short-term loan	—	340.0	—
Repayment of short-term loan	(340.0)	—	—
Change in other short-term debt	255.7	145.7	(213.7)
Short-term notes payable to related parties, net	(82.6)	(186.3)	90.4
Payments for debt extinguishment and issuance costs	(33.9)	(47.3)	(0.8)
Other, net	(1.4)	(1.1)	(1.5)
Net cash used in financing activities	(274.4)	(382.4)	(593.2)

Net change in cash and cash equivalents	(3.5)	3.5	(32.3)
Cash and cash equivalents at beginning of year	4.0	0.5	32.8
Cash and cash equivalents at end of year	$0.5	$4.0	$0.5

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2021 Form 10-K	164	WEC Energy Group, Inc.

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

NOTE 2—CASH DIVIDENDS RECEIVED FROM SUBSIDIARIES

Dividends received from our subsidiaries during the years ended December 31 were as follows:

(in millions)	2021	2020	2019
WE	$360.0	$395.0	$360.0
We Power	217.9	240.9	192.5
ATC Holding (1)	106.4	112.6	87.4
WECI (2)	46.4	33.6	25.4
Bluewater	35.0	—	—
WG	30.0	70.0	60.0
UMERC	—	46.0	10.0
Total	$795.7	$898.1	$735.3

(1)    We also received amounts classified as return of capital of $32.0 million, $19.6 million, and $220.6 million from ATC Holding during the years ended December 31, 2021, 2020, and 2019, respectively.

(2)    We also received amounts classified as return of capital of $164.1 million, $583.2 million, and $116.7 million from WECI during the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 3—LONG-TERM DEBT

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2021:

(in millions)
2022	$—
2023	700.0
2024	600.0
2025	120.0
2026	—
Thereafter	2,150.0
Total	$3,570.0

WECC is our subsidiary and has $50.0 million of long-term notes outstanding. In a Support Agreement between WECC and us, we agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

2021 Form 10-K	165	WEC Energy Group, Inc.

NOTE 4—FAIR VALUE MEASUREMENTS

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value as of December 31:

	2021		2020
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,549.8	$3,546.9	$2,754.8	$2,836.9

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 5—GUARANTEES

The following table shows our outstanding guarantees on behalf of our subsidiaries:

	Total Amounts Committed at December 31, 2021	Expiration
(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting business operations (1)	$888.4	$813.7	$1.2	$73.5
Standby letters of credit (2)	27.8	2.5	—	25.3
Surety bonds (3)	12.8	12.8	—	—
Other guarantees (4)	9.4	—	—	9.4
Total guarantees	$938.4	$829.0	$1.2	$108.2

(1)    Consists of $6.2 million, $9.7 million, and $872.5 million of guarantees to support the business operations of UMERC, Bluewater, and WECI, respectively.

(2)    At our request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)    Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)    Consists of $9.4 million related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2021	2020	2019
Cash paid for interest	$70.2	$98.5	$117.7
Cash received for income taxes, net	(27.9)	(61.5)	(4.9)

NOTE 7—SHORT-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The following table shows our outstanding short-term notes receivable from related parties as of December 31:

(in millions)	2021	2020
UMERC	$22.0	$30.7
Bluewater	7.0	—
Integrys	—	68.1
Wispark	—	12.0
Total	$29.0	$110.8

2021 Form 10-K	166	WEC Energy Group, Inc.

NOTE 8—SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

The following table shows our outstanding short-term notes payable to related parties as of December 31:

(in millions)	2021	2020
WBS	$107.7	$149.0
WECC	107.4	110.0
Integrys	5.3	—
Bluewater	—	44.0
Total	$220.4	$303.0

2021 Form 10-K	167	WEC Energy Group, Inc.

SCHEDULE II
WEC ENERGY GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Sale of Business	Balance at End of Period
December 31, 2021	$220.1	$107.4	$(44.8)	$(84.4)	$—	$198.3
December 31, 2020	140.0	102.8	55.3	(77.9)	(0.1)	220.1
December 31, 2019	149.2	85.8	11.4	(106.4)	—	140.0

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2021 Form 10-K	168	WEC Energy Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEC ENERGY GROUP, INC.

	By	/s/ SCOTT J. LAUBER
Date:	February 24, 2022	Scott J. Lauber
President and Chief Executive Officer

2021 Form 10-K	169	WEC Energy Group, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 24, 2022
Scott J. Lauber, President and Chief Executive Officer, and Director --
Principal Executive Officer

/s/ XIA LIU	February 24, 2022
Xia Liu, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 24, 2022
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ GALE E. KLAPPA	February 24, 2022
Gale E. Klappa, Executive Chairman and Director

/s/ CURT S. CULVER	February 24, 2022
Curt S. Culver, Director

/s/ DANNY L. CUNNINGHAM	February 24, 2022
Danny L. Cunningham, Director

/s/ WILLIAM M. FARROW III	February 24, 2022
William M. Farrow III, Director

/s/ CRISTINA A. GARCIA-THOMAS	February 24, 2022
Cristina A. Garcia-Thomas, Director

/s/ MARIA C. GREEN	February 24, 2022
Maria C. Green, Director

/s/ THOMAS K. LANE	February 24, 2022
Thomas K. Lane, Director

/s/ ULICE PAYNE, JR.	February 24, 2022
Ulice Payne, Jr., Director

/s/ MARY ELLEN STANEK	February 24, 2022
Mary Ellen Stanek, Director

/s/ GLEN E. TELLOCK	February 24, 2022
Glen E. Tellock, Director

2021 Form 10-K	170	WEC Energy Group, Inc.