Form 10-Q
period 2022-03-31
WEC ENERGY GROUP, INC.
filed 2022-05-05
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2022):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2022

03/31/2022 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines

03/31/2022 Form 10-Q	ii	WEC Energy Group, Inc.

FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
VN	Violation Notice
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AD/CVD	Antidumping and Countervailing Duties
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
CIP	Conservation Improvement Program
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2022-2026
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PWGS	Port Washington Generation Station
QIP	Qualifying Infrastructure Plant
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
Sapphire Sky	Sapphire Sky Wind Energy LLC
SMP	Safety Modernization Program
SPP	Southwest Power Pool, Inc.
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
Thunderhead	Thunderhead Wind Energy LLC
TPTFA	Third-Party Transaction Fee Adjustment

03/31/2022 Form 10-Q	iii	WEC Energy Group, Inc.

Two Creeks	Two Creeks Solar Park
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

03/31/2022 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2021 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the expiration and non-renewal of the QIP rider, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, and tax laws, including those that affect our ability to use PTCs and ITCs;

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions, inflation, and other factors;

•The impact of health pandemics, including any new developments relating to the COVID-19 pandemic, on our business functions, financial condition, liquidity, and results of operations;

•Factors affecting the implementation of our CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, the feasibility of competing generation projects, and our ability to execute our capital plan;

03/31/2022 Form 10-Q	1	WEC Energy Group, Inc.

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from the ongoing conflict between Russia and Ukraine;

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

•The timing and outcome of any audits, disputes, and other proceedings related to taxes;

03/31/2022 Form 10-Q	2	WEC Energy Group, Inc.

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

03/31/2022 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2022	2021
Operating revenues	$2,908.1	$2,691.4

Operating expenses
Cost of sales	1,383.4	1,265.6
Other operation and maintenance	454.4	479.9
Depreciation and amortization	278.1	261.4
Property and revenue taxes	60.8	55.2
Total operating expenses	2,176.7	2,062.1

Operating income	731.4	629.3

Equity in earnings of transmission affiliates	41.7	42.6
Other income, net	39.6	32.8
Interest expense	117.6	119.5
Other expense	(36.3)	(44.1)

Income before income taxes	695.1	585.2
Income tax expense	127.1	74.9
Net income	568.0	510.3

Preferred stock dividends of subsidiary	0.3	0.3
Net (income) loss attributed to noncontrolling interests	(1.8)	0.1
Net income attributed to common shareholders	$565.9	$510.1

Earnings per share
Basic	$1.79	$1.62
Diluted	$1.79	$1.61

Weighted average common shares outstanding
Basic	315.4	315.4
Diluted	316.2	316.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2022	2021
Net income	$568.0	$510.3

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized net derivative (gain) loss to net income, net of tax	(0.1)	1.0
Cash flow hedges, net	(0.1)	1.0

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	0.1

Other comprehensive income, net of tax	—	1.1

Comprehensive income	568.0	511.4

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive (income) loss attributed to noncontrolling interests	(1.8)	0.1
Comprehensive income attributed to common shareholders	$565.9	$511.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$33.8	$16.3
Accounts receivable and unbilled revenues, net of reserves of $200.6 and $198.3, respectively	1,635.7	1,505.7
Materials, supplies, and inventories	368.8	635.8
Prepayments	172.9	245.5
Derivative assets	204.3	107.0
Other	147.1	146.4
Current assets	2,562.6	2,656.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $10,041.4 and $9,889.3, respectively	27,110.2	26,982.4
Regulatory assets (March 31, 2022 and December 31, 2021 include $98.2 and $100.7, respectively, related to WEPCo Environmental Trust)	3,163.6	3,264.8
Equity investment in transmission affiliates	1,818.2	1,789.4
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	910.2	881.3
Other	356.9	361.1
Long-term assets	36,411.9	36,331.8
Total assets	$38,974.5	$38,988.5

Liabilities and Equity
Current liabilities
Short-term debt	$1,450.0	$1,897.0
Current portion of long-term debt (March 31, 2022 and December 31, 2021 include $8.8, related to WEPCo Environmental Trust)	163.4	169.4
Accounts payable	693.7	1,005.7
Other	957.3	680.9
Current liabilities	3,264.4	3,753.0

Long-term liabilities
Long-term debt (March 31, 2022 and December 31, 2021 include $102.8 and $102.7, respectively, related to WEPCo Environmental Trust)	13,514.3	13,523.7
Deferred income taxes	4,426.2	4,308.5
Deferred revenue, net	383.8	389.2
Regulatory liabilities	4,032.6	3,946.0
Environmental remediation liabilities	517.2	532.6
Pension and OPEB obligations	218.5	219.0
Other	1,173.0	1,203.2
Long-term liabilities	24,265.6	24,122.2

Commitments and contingencies (Note 19)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,131.8	4,138.1
Retained earnings	7,111.4	6,775.1
Accumulated other comprehensive loss	(3.2)	(3.2)
Common shareholders' equity	11,243.2	10,913.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	170.9	169.7
Total liabilities and equity	$38,974.5	$38,988.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2022	2021
Operating activities
Net income	$568.0	$510.3
Reconciliation to cash provided by operating activities
Depreciation and amortization	278.1	261.4
Deferred income taxes and ITCs, net	103.8	129.6
Contributions and payments related to pension and OPEB plans	(3.6)	(4.1)
Equity income in transmission affiliates, net of distributions	(7.7)	(9.2)
Change in –
Accounts receivable and unbilled revenues, net	(174.3)	(150.4)
Materials, supplies, and inventories	267.0	175.1
Prepayments	72.6	4.6
Amounts recoverable from customers	10.3	(286.7)
Other current assets	1.1	15.6
Accounts payable	(293.8)	(181.5)
Other current liabilities	289.5	(2.3)
Other, net	(34.2)	(67.2)
Net cash provided by operating activities	1,076.8	395.2

Investing activities
Capital expenditures	(383.5)	(470.6)
Acquisition of Jayhawk	—	(119.4)
Capital contributions to transmission affiliates	(21.1)	—
Proceeds from the sale of assets	9.7	11.3
Proceeds from the sale of investments held in rabbi trust	15.4	12.7
Insurance proceeds received for property damage	41.0	—
Other, net	0.3	24.7
Net cash used in investing activities	(338.2)	(541.3)

Financing activities
Exercise of stock options	11.8	1.2
Purchase of common stock	(23.4)	(6.6)
Dividends paid on common stock	(229.6)	(213.7)
Issuance of long-term debt	—	600.0
Retirement of long-term debt	(15.4)	(14.7)
Issuance of short-term loan	0.9	—
Repayment of short-term loan	—	(340.0)
Change in other short-term debt	(447.9)	143.5
Other, net	(2.9)	(6.6)
Net cash provided by (used in) financing activities	(706.5)	163.1

Net change in cash, cash equivalents, and restricted cash	32.1	17.0
Cash, cash equivalents, and restricted cash at beginning of period	87.5	72.6
Cash, cash equivalents, and restricted cash at end of period	$119.6	$89.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	565.9	—	565.9	—	—	565.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.8	1.8
Common stock dividends of $0.7275 per share	—	—	(229.6)	—	(229.6)	—	—	(229.6)
Exercise of stock options	—	11.8	—	—	11.8	—	—	11.8
Purchase of common stock	—	(23.4)	—	—	(23.4)	—	—	(23.4)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.4	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2022	$3.2	$4,131.8	$7,111.4	$(3.2)	$11,243.2	$30.4	$170.9	$11,444.5

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	510.1	—	510.1	—	—	510.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	1.2	—	—	1.2	—	—	1.2
Purchase of common stock	—	(6.6)	—	—	(6.6)	—	—	(6.6)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	6.2	6.2
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2021	$3.2	$4,143.6	$6,626.0	$(5.7)	$10,767.1	$30.4	$170.1	$10,967.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2022 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2022

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions. The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs and interconnection agreements. See Note 15, Goodwill and Intangibles, for more information.

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

03/31/2022 Form 10-Q	9	WEC Energy Group, Inc.

of 2022, at which time the transaction is expected to close. Sapphire Sky will be included in the non-utility energy infrastructure segment.

Acquisition of a Wind Energy Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility in Bourbon and Crawford counties, Kansas, for $119.9 million, which included transaction costs. The project became commercially operational in December 2021. Subsequent to the acquisition, WECI incurred an additional $147.4 million of capital expenditures for the project for a total investment of $267.3 million. The project has an offtake agreement with an unaffiliated third party for all of the energy to be produced by the facility for a period of 10 years. WECI's investment in Jayhawk qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which we will be entitled to tax benefits equal to our ownership interest. Jayhawk is included in the non-utility energy infrastructure segment.

Acquisition of Wind Generation Facility in Nebraska

In August 2019, WECI signed an agreement to acquire an 80% ownership interest in Thunderhead, a 300 MW wind generating facility under construction in Antelope and Wheeler counties in Nebraska, for a total investment of approximately $338 million. In February 2020, WECI agreed to acquire an additional 10% ownership interest in Thunderhead for $43 million. The project has an offtake agreement for all of the energy to be produced by the facility for 12 years. WECI's investment in Thunderhead is expected to qualify for PTCs. The transaction was approved by FERC in April 2020, and commercial operation was initially expected to begin by the end of 2020. However, due to a delay in construction of the required substation, Thunderhead is now expected to begin commercial operation in the Fall of 2022. The transaction is expected to close upon commercial operation. Thunderhead will be included in the non-utility energy infrastructure segment.

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2021 Annual Report on Form 10-K.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2022
Electric	$1,187.5	$—	$—	$1,187.5	$—	$—	$—		$1,187.5
Natural gas	746.8	679.9	238.2	1,664.9	15.3	—	(14.8)		1,665.4
Total regulated revenues	1,934.3	679.9	238.2	2,852.4	15.3	—	(14.8)		2,852.9
Other non-utility revenues	—	—	4.6	4.6	43.7	—	(1.6)		46.7
Total revenues from contracts with customers	1,934.3	679.9	242.8	2,857.0	59.0	—	(16.4)		2,899.6
Other operating revenues	8.0	2.2	(1.9)	8.3	100.5	0.2	(100.5)	(1)	8.5
Total operating revenues	$1,942.3	$682.1	$240.9	$2,865.3	$159.5	$0.2	$(116.9)		$2,908.1

03/31/2022 Form 10-Q	10	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2021
Electric	$1,095.0	$—	$—	$1,095.0	$—	$—	$—		$1,095.0
Natural gas	627.3	693.5	225.6	1,546.4	14.6	—	(13.3)		1,547.7
Total regulated revenues	1,722.3	693.5	225.6	2,641.4	14.6	—	(13.3)		2,642.7
Other non-utility revenues	—	—	4.7	4.7	23.2	—	(1.6)		26.3
Total revenues from contracts with customers	1,722.3	693.5	230.3	2,646.1	37.8	—	(14.9)		2,669.0
Other operating revenues	9.4	9.9	3.0	22.3	99.8	0.1	(99.8)	(1)	22.4
Total operating revenues	$1,731.7	$703.4	$233.3	$2,668.4	$137.6	$0.1	$(114.7)		$2,691.4

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2022	2021
Residential	$463.1	$423.7
Small commercial and industrial	370.1	331.4
Large commercial and industrial	229.2	209.5
Other	7.8	7.8
Total retail revenues	1,070.2	972.4
Wholesale	42.4	39.7
Resale	56.8	62.7
Steam	12.1	14.8
Other utility revenues	6.0	5.4
Total electric utility operating revenues	$1,187.5	$1,095.0

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2022
Residential	$502.5	$465.5	$161.3	$1,129.3
Commercial and industrial	272.5	158.3	86.8	517.6
Total retail revenues	775.0	623.8	248.1	1,646.9
Transportation	25.5	80.9	13.9	120.3
Other utility revenues (1)	(53.7)	(24.8)	(23.8)	(102.3)
Total natural gas utility operating revenues	$746.8	$679.9	$238.2	$1,664.9

03/31/2022 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2021
Residential	$347.6	$333.9	$87.9	$769.4
Commercial and industrial	176.4	102.7	43.9	323.0
Total retail revenues	524.0	436.6	131.8	1,092.4
Transportation	24.4	74.2	11.0	109.6
Other utility revenues (1)	78.9	182.7	82.8	344.4
Total natural gas utility operating revenues	$627.3	$693.5	$225.6	$1,546.4

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. The amounts for the three months ended March 31, 2021 reflect the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues. In 2022, we continued to recover on natural gas costs we under-collected from our customers in 2021, related to the extreme weather. In addition, during the first quarter of 2022 we over-collected natural gas costs due to these costs being lower than what was anticipated in rates. See Note 21, Regulatory Environment, for more information.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2022	2021
Wind generation revenues	$36.2	$15.8
We Power revenues (1)	5.9	5.8
Appliance service revenues	4.6	4.7
Total other non-utility operating revenues	$46.7	$26.3

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2022	2021
Late payment charges	$13.6	$15.0
Alternative revenues (1)	(6.0)	6.2
Other	0.9	1.2
Total other operating revenues	$8.5	$22.4

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, conservation improvement rider true-ups, and certain late payment charges.

03/31/2022 Form 10-Q	12	WEC Energy Group, Inc.

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

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at March 31, 2022 and December 31, 2021, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
March 31, 2022
Accounts receivable and unbilled revenues	$1,072.2	$612.8	$125.7	$1,810.7	$17.1	$8.5	$1,836.3
Allowance for credit losses	85.7	107.0	7.9	200.6	—	—	200.6
Accounts receivable and unbilled revenues, net (1)	$986.5	$505.8	$117.8	$1,610.1	$17.1	$8.5	$1,635.7

Total accounts receivable, net – past due greater than 90 days (1)	$55.5	$43.7	$3.7	$102.9	$—	$—	$102.9
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	98.2%	100.0%	—%	95.4%	—%	—%	95.4%

03/31/2022 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2021
Accounts receivable and unbilled revenues	$1,053.1	$523.1	$105.7	$1,681.9	$17.0	$5.1	$1,704.0
Allowance for credit losses	84.0	105.5	8.8	198.3	—	—	198.3
Accounts receivable and unbilled revenues, net (1)	$969.1	$417.6	$96.9	$1,483.6	$17.0	$5.1	$1,505.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.5	$36.6	$3.4	$86.5	$—	$—	$86.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	94.8%	—%	—%	94.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at March 31, 2022, $1,008.4 million, or 61.6%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses by reportable segment for the three months ended March 31, 2022 and 2021 is included below:

Three Months Ended March 31, 2022 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2022	$84.0	$105.5	$8.8	$198.3
Provision for credit losses	11.8	11.3	0.2	23.3
Provision for credit losses deferred for future recovery or refund	8.8	12.1	—	20.9
Write-offs charged against the allowance	(28.8)	(27.3)	(1.4)	(57.5)
Recoveries of amounts previously written off	9.9	5.4	0.3	15.6
Balance at March 31, 2022	$85.7	$107.0	$7.9	$200.6

On a consolidated basis, there was a $2.3 million increase in the allowance for credit losses at March 31, 2022, compared to January 1, 2022, driven by an increase in past due accounts receivable balances at our Wisconsin and Illinois reportable segments. We believe that the higher year-over-year energy costs that customers were seeing, which were driven by high natural gas prices, contributed to the higher past due accounts receivable balances. An increase in past due balances is also a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31.

Three Months Ended March 31, 2021 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2021	$102.1	$111.6	$6.4	$220.1
Provision for credit losses	13.7	7.1	1.3	22.1
Provision for credit losses deferred for future recovery or refund	22.3	3.1	—	25.4
Write-offs charged against the allowance	(18.5)	(2.8)	(0.5)	(21.8)
Recoveries of amounts previously written off	9.9	3.0	0.4	13.3
Balance at March 31, 2021	$129.5	$122.0	$7.6	$259.1

The increase in the allowance for credit losses at March 31, 2021, compared to January 1, 2021, was driven by higher past due accounts receivable balances at our utility segments, primarily related to residential customers. This increase in accounts receivable balances in arrears was driven by the continued economic disruptions caused by the COVID-19 pandemic, including continued high unemployment rates. Also, as a result of the winter moratorium rules and the COVID-19 pandemic and related regulatory orders we received, we were unable to disconnect any of our Wisconsin and Illinois residential customers in the first quarter of 2021 and during all of 2020.

03/31/2022 Form 10-Q	14	WEC Energy Group, Inc.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	March 31, 2022	December 31, 2021
Regulatory assets
Pension and OPEB costs	$783.1	$802.3
Plant retirement related items	714.8	722.3
Environmental remediation costs	618.8	630.9
Income tax related items	456.6	458.8
Asset retirement obligations	179.6	194.2
System support resource	128.4	129.5
Securitization	98.2	100.7
Energy costs recoverable through rate adjustments	70.1	85.4
MERC extraordinary natural gas costs	51.6	59.7
Uncollectible expense	47.6	42.6
Energy efficiency programs	20.4	22.0
Derivatives (1)	3.6	33.1
Other, net	82.8	85.6
Total regulatory assets	$3,255.6	$3,367.1

Balance sheet presentation
Other current assets	$92.0	$102.3
Regulatory assets	3,163.6	3,264.8
Total regulatory assets	$3,255.6	$3,367.1

(1)For most energy-related physical and financial contracts that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 12, Derivative Instruments, for more information on our derivative asset and liability balances.

(in millions)	March 31, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$1,981.6	$1,998.5
Removal costs	1,247.2	1,248.0
Pension and OPEB benefits	392.8	397.3
Derivatives (1)	245.3	124.1
Energy costs refundable through rate adjustments (2)	97.6	13.7
Electric transmission costs (3)	65.5	84.2
Uncollectible expense	29.7	37.1
Earnings sharing mechanisms (3)	22.5	28.4
Other, net	47.2	29.0
Total regulatory liabilities	$4,129.4	$3,960.3

Balance sheet presentation
Other current liabilities	$96.8	$14.3
Regulatory liabilities	4,032.6	3,946.0
Total regulatory liabilities	$4,129.4	$3,960.3

(1)    For most energy-related physical and financial contracts that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 12, Derivative Instruments, for more information on our derivative asset and liability balances.

(2)    The increase in these regulatory liabilities was primarily related to lower natural gas costs incurred in the first quarter of 2022, compared to what was anticipated in rates.

03/31/2022 Form 10-Q	15	WEC Energy Group, Inc.

(3)    The decrease in these regulatory liability balances was primarily related to the PSCW's approval of certain accounting treatments that allowed our Wisconsin utilities to forego applying for a 2022 base rate increase, and instead maintain base rates consistent with 2021 levels. Among the accounting treatments approved was the amortization of certain regulatory liability balances in 2022, to offset a portion of the forecasted revenue deficiency. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 Wisconsin base rates.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by the end of 2023 and 2024, respectively. The net book value of WPS's ownership share of unit 1 and unit 2 was $87.9 million and $186.2 million, respectively, at March 31, 2022. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building and Steam Tunnel Assets

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of March 31, 2022, WE had incurred $95.3 million of costs related to these repairs and restorations. In 2020, WE received $20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. In the first quarter of 2022, WE received $41.0 million of insurance proceeds as a result of a settlement that was reached in February 2022. The remaining $21.8 million of costs is expected to be recovered through rates.

In June 2021, we received approval from the PSCW to restore the PSB and adjacent steam tunnel assets and to defer the project costs, net of insurance proceeds, as a component of rate base. As such, and in light of the agreement with insurers noted above, we do not currently expect a significant impact to our future results of operations.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the three months ended March 31, 2022, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	437,269
Restricted shares (2)	72,211
Performance units	171,492

(1)Stock options awarded had a weighted-average exercise price of $96.04 and a weighted-average grant date fair value of $14.71 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $96.04 per share.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries; We Power; Bluewater; ATC Holding LLC, which holds our ownership interest in ATC; and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. All of our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from

03/31/2022 Form 10-Q	16	WEC Energy Group, Inc.

loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2021 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On April 21, 2022, our Board of Directors declared a quarterly cash dividend of $0.7275 per share, payable on June 1, 2022, to shareholders of record on May 13, 2022.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2022	December 31, 2021
Commercial paper
Amount outstanding	$1,448.3	$1,896.1
Weighted-average interest rate on amounts outstanding	0.92%	0.26%
Operating expense loans
Amount outstanding (1)	$1.7	$0.9

(1)Coyote Ridge and Tatanka Ridge entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2022 was $1,663.9 million with a weighted-average interest rate during the period of 0.38%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	March 31, 2022
WEC Energy Group	September 2026	$1,500.0
WE	September 2026	500.0
WPS (1)	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,448.3
Available capacity under existing agreements		$1,649.4

(1)    In April 2022, WPS received approval from the PSCW to extend the maturity of its facility to September 2026.

NOTE 9—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2022	December 31, 2021
Materials and supplies	$232.2	$225.3
Fossil fuel	81.3	84.5
Natural gas in storage	55.3	326.0
Total	$368.8	$635.8

03/31/2022 Form 10-Q	17	WEC Energy Group, Inc.

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2022, we had a temporary LIFO liquidation credit of $130.7 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 10—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$145.5	21.0%	$122.8	21.0%
State income taxes net of federal tax benefit	43.6	6.3%	36.9	6.3%
PTCs	(44.8)	(6.5)%	(34.0)	(5.8)%
Federal excess deferred tax amortization	(15.8)	(2.3)%	(14.6)	(2.5)%
Federal excess deferred tax amortization – Wisconsin unprotected	(0.3)	—%	(30.3)	(5.2)%
Uncertain tax positions	—	—%	(8.2)	(1.4)%
Other	(1.1)	(0.2)%	2.3	0.4%
Total income tax expense	$127.1	18.3%	$74.9	12.8%

The effective tax rate of 18.3% for the three months ended March 31, 2022, differs from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The effective tax rate of 12.8% for the three months ended March 31, 2021, differs from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. Effective January 1, 2020, in accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities began amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, the impact of the protected benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on unprotected tax benefits.

NOTE 11—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

03/31/2022 Form 10-Q	18	WEC Energy Group, Inc.

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

When possible, we base the valuations of our assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$176.9	$3.0	$—	$179.9
FTRs	—	—	1.0	1.0
Coal contracts	—	38.2	—	38.2
Total derivative assets	$176.9	$41.2	$1.0	$219.1

Investments held in rabbi trust	$59.5	$—	$—	$59.5

Derivative liabilities
Natural gas contracts	$—	$1.4	$—	$1.4

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$46.4	$18.2	$—	$64.6
FTRs	—	—	2.4	2.4
Coal contracts	—	53.0	—	53.0
Total derivative assets	$46.4	$71.2	$2.4	$120.0

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$8.4	$6.7	$—	$15.1

03/31/2022 Form 10-Q	19	WEC Energy Group, Inc.

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended March 31, 2022, we recorded $3.3 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $4.0 million of net unrealized gains recorded during the same quarter in 2021.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2022	2021
Balance at the beginning of the period	$2.4	$2.4
Purchases	—	0.1
Settlements	(1.4)	(1.6)
Balance at the end of the period	$1.0	$0.9

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$26.6	$30.4	$30.3
Long-term debt, including current portion (1)	13,549.7	13,519.8	13,563.4	14,819.4

(1)The carrying amount of long-term debt excludes finance lease obligations of $128.0 million and $129.7 million at March 31, 2022 and December 31, 2021, respectively.

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

03/31/2022 Form 10-Q	20	WEC Energy Group, Inc.

On our balance sheets, we classify derivative assets and liabilities as current or long-term based on the maturities of the underlying contracts. Derivative assets and liabilities not shown separately on our balance sheets are included in the other current and other long-term line items. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below were designated as hedging instruments.

	March 31, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$169.6	$1.4	$60.6	$14.0
FTRs	1.0	—	2.4	—
Coal contracts	33.7	—	44.0	—
Total current	204.3	1.4	107.0	14.0

Long-term
Natural gas contracts	10.3	—	4.0	1.1
Coal contracts	4.5	—	9.0	—
Total long-term	14.8	—	13.0	1.1
Total	$219.1	$1.4	$120.0	$15.1

Realized gains (losses) on derivatives not designated as hedging instruments are primarily recorded in cost of sales on the income statements. Our estimated notional sales volumes and realized gains (losses) were as follows:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	59.5 Dth	$31.6	59.8 Dth	$(7.5)
FTRs	7.0 MWh	1.0	8.4 MWh	2.1
Total		$32.6		$(5.4)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2022 and December 31, 2021, we had posted cash collateral of $14.0 million and $13.9 million, respectively. These amounts were recorded on our balance sheets in other current assets. At March 31, 2022 and December 31, 2021, we had also received cash collateral of $146.1 million and $13.2 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2022			December 31, 2021
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$219.1		$1.4	$120.0		$15.1
Gross amount not offset on the balance sheet	(139.5)	(1)	(0.2)	(15.2)	(2)	(9.2)	(3)
Net amount	$79.6		$1.2	$104.8		$5.9

(1)Includes cash collateral received of $139.3 million.

(2)Includes cash collateral received of $6.4 million.

(3)Includes cash collateral posted of $0.4 million.

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

03/31/2022 Form 10-Q	21	WEC Energy Group, Inc.

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

The table below shows the amounts related to these cash flow hedges that were reclassified to interest expense, along with our total interest expense on the income statements:

	Three Months Ended March 31
(in millions)	2022	2021
Net derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$0.1	$(1.4)
Total interest expense line item on the income statements	117.6	119.5

We estimate that during the next twelve months $0.4 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense.

NOTE 13—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at March 31, 2022	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$82.3	$10.5	$0.2	$71.6
Surety bonds (2)	12.8	12.8	—	—
Other guarantees (3)	9.4	—	—	9.4
Total guarantees	$104.5	$23.3	$0.2	$81.0

(1)At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(2)Primarily for workers compensation self-insurance programs and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 14—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2022	2021
Service cost	$12.4	$13.9
Interest cost	22.8	21.9
Expected return on plan assets	(52.7)	(50.6)
Loss on plan settlement	—	0.1
Amortization of prior service cost	0.4	0.4
Amortization of net actuarial loss	19.1	27.4
Net periodic benefit cost	$2.0	$13.1

03/31/2022 Form 10-Q	22	WEC Energy Group, Inc.

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2022	2021
Service cost	$3.8	$4.2
Interest cost	3.9	3.6
Expected return on plan assets	(17.2)	(16.4)
Amortization of prior service credit	(4.0)	(4.0)
Amortization of net actuarial gain	(6.0)	(5.7)
Net periodic benefit credit	$(19.5)	$(18.3)

During the three months ended March 31, 2022, we made contributions and payments of $3.1 million related to our pension plans and $0.5 million related to our OPEB plans. We expect to make contributions and payments of $8.0 million related to our pension plans and $2.1 million related to our OPEB plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

NOTE 15—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at March 31, 2022. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2022.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of March 31, 2022.

Intangible Assets

At March 31, 2022 and December 31, 2021, we had $5.7 million of indefinite-lived intangible assets primarily related to a MGU trade name obtained through an acquisition, which is included in other long-term assets on our balance sheets. We had no changes to the carrying amount of these intangible assets during the three months ended March 31, 2022.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets.

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$87.9	$(8.5)	$79.4	$87.9	$(6.5)	$81.4
Proxy revenue swap (2)	7.2	(2.2)	5.0	7.2	(2.1)	5.1
Interconnection agreements (3)	4.7	(0.6)	4.1	4.7	(0.5)	4.2
Total intangible liabilities	$99.8	$(11.3)	$88.5	$99.8	$(9.1)	$90.7

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, and Jayhawk expiring between 2030 and 2032. The weighted-average remaining useful life of the PPAs is 10 years.

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

03/31/2022 Form 10-Q	23	WEC Energy Group, Inc.

Amortization related to these intangibles for the three months ended March 31, 2022 and 2021, was $2.2 million and $1.9 million, respectively. Amortization for the next five years, including amounts recorded through March 31, 2022, is estimated to be:

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

	Three Months Ended March 31, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	41.0	0.7	41.7
Add: Capital contributions	21.1	—	21.1
Less: Distributions	34.0	—	34.0
Balance at end of period	$1,795.0	$23.2	$1,818.2

	Three Months Ended March 31, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,733.5	$30.8	$1,764.3
Add: Earnings from equity method investment	41.7	0.9	42.6
Less: Distributions	33.4	—	33.4
Add: Other	0.1	—	0.1
Balance at end of period	$1,741.9	$31.7	$1,773.6

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2022	2021
Charges to ATC for services and construction	$6.2	$6.0
Charges from ATC for network transmission services	91.1	92.6

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	March 31, 2022	December 31, 2021
Accounts receivable for services provided to ATC	$2.3	$2.0
Accounts payable for services received from ATC	30.5	30.2
Amounts due from ATC for transmission infrastructure upgrades (1)	15.1	13.0

(1)The transmission infrastructure upgrades were primarily related to WE's and WPS's construction of their new solar projects, Badger Hollow II and Badger Hollow I, respectively.

03/31/2022 Form 10-Q	24	WEC Energy Group, Inc.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended March 31
(in millions)	2022	2021
Income statement data
Operating revenues	$191.0	$188.7
Operating expenses	95.5	95.1
Other expense, net	28.0	28.5
Net income	$67.5	$65.1

(in millions)	March 31, 2022	December 31, 2021
Balance sheet data
Current assets	$95.5	$89.8
Noncurrent assets	5,706.8	5,628.1
Total assets	$5,802.3	$5,717.9

Current liabilities	$421.0	$436.9
Long-term debt	2,562.3	2,513.0
Other noncurrent liabilities	424.7	422.0
Members' equity	2,394.3	2,346.0
Total liabilities and members' equity	$5,802.3	$5,717.9

NOTE 17—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At March 31, 2022, we reported six segments, which are described below.

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

See Note 2, Acquisitions, for more information on Jayhawk.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Wisvest LLC, Wisconsin Energy Capital Corporation, and WEC Business Services LLC.

03/31/2022 Form 10-Q	25	WEC Energy Group, Inc.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2022 and 2021:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2022
External revenues	$1,942.3	$682.1	$240.9	$2,865.3	$—	$42.6	$0.2	$—	$2,908.1
Intersegment revenues	—	—	—	—	—	116.9	—	(116.9)	—
Other operation and maintenance	312.6	113.6	24.6	450.8	—	10.9	(5.7)	(1.6)	454.4
Depreciation and amortization	187.1	56.8	10.0	253.9	—	34.0	6.5	(16.3)	278.1
Equity in earnings of transmission affiliates	—	—	—	—	41.7	—	—	—	41.7
Interest expense	136.3	17.7	3.3	157.3	4.9	17.2	22.6	(84.4)	117.6
Income tax expense (benefit)	95.4	42.1	10.4	147.9	8.9	(4.9)	(24.8)	—	127.1
Net income	288.4	113.4	31.5	433.3	27.8	93.3	13.6	—	568.0
Net income attributed to common shareholders	288.1	113.4	31.5	433.0	27.8	91.5	13.6	—	565.9

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2021
External revenues	$1,731.7	$703.4	$233.3	$2,668.4	$—	$22.9	$0.1	$—	$2,691.4
Intersegment revenues	—	—	—	—	—	114.7	—	(114.7)	—
Other operation and maintenance	341.9	109.3	23.2	474.4	—	8.9	(1.8)	(1.6)	479.9
Depreciation and amortization	176.2	52.7	9.2	238.1	—	31.0	6.6	(14.3)	261.4
Equity in earnings of transmission affiliates	—	—	—	—	42.6	—	—	—	42.6
Interest expense	140.1	16.5	1.5	158.1	4.9	18.0	24.2	(85.7)	119.5
Income tax expense (benefit)	48.1	41.4	8.4	97.9	9.8	0.1	(32.9)	—	74.9
Net income	256.6	112.1	24.7	393.4	28.0	71.3	17.6	—	510.3
Net income attributed to common shareholders	256.3	112.1	24.7	393.1	28.0	71.4	17.6	—	510.1

NOTE 18—VARIABLE INTEREST ENTITIES

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

03/31/2022 Form 10-Q	26	WEC Energy Group, Inc.

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

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from WE. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from WE's retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge, and funds on deposit in trust accounts, are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to WE or any of WE's affiliates other than WEPCo Environmental Trust.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	March 31, 2022	December 31, 2021
Assets
Other current assets (restricted cash)	$5.6	$2.4
Regulatory assets	98.2	100.7
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.8	8.8
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	102.8	102.7

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At March 31, 2022 and December 31, 2021, our equity investment in ATC was $1,795.0 million and $1,766.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

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

03/31/2022 Form 10-Q	27	WEC Energy Group, Inc.

method investment. At March 31, 2022 and December 31, 2021, our equity investment in ATC Holdco was $23.2 million and $22.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

We have $3.9 million of required capacity payments over the remaining term of the PPA and tolling agreement. We believe that the required capacity payments under the agreements will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

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

Our minimum future commitments related to these purchase obligations as of March 31, 2022, including those of our subsidiaries, were approximately $10.5 billion.

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

03/31/2022 Form 10-Q	28	WEC Energy Group, Inc.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The EPA is proposing to update and expand the Cross State Air Pollution Rule to regulate NOx emissions in 25 states as part of the “good neighbor provision." As part of the proposed rule, expected to take effect in May 2023, the EPA would establish a new trading budget that would impose lower NOx emissions budgets on states, at a level that the EPA determined to be achievable through existing emissions controls as well as planned plant retirements.

Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our RICE units in the Upper Peninsula of Michigan and planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is expected to be less than 25 MW. We will closely monitor whether the EPA expands coverage of the rule to sources between 15 MW and 25 MW in the final rule. We are evaluating whether our engines for natural gas distribution operations in Michigan and Illinois are subject to the emission limits and operational requirements of the rule beginning in 2026.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our Wisconsin service territories were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. The area designations were challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the nonattainment area. Additionally, the Chicago, Illinois, Indiana, and Wisconsin nonattainment area now includes an expanded portion of Kenosha County, and the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties have also been expanded. Preliminary 2019-2021 monitoring data indicates that the Milwaukee and Chicago nonattainment areas will likely be adjusted to "moderate" nonattainment for the 2015 standard.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standards and incorporated by reference the federal air pollution monitoring requirements related to the standard. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine particulate matter. The EPA determined that no revisions were necessary to the current standard. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 micrograms per cubic meter, while retaining the 24-hour standard. In March 2022, the EPA’s CASAC sent a letter to the EPA finalizing its peer review of the particulate matter standards. Based on their review, the majority of the members of the CASAC

03/31/2022 Form 10-Q	29	WEC Energy Group, Inc.

found that lowering the annual standard to within a range of 8 to 10 micrograms per cubic meter was appropriate, while a minority of the members of the committee found that a range of 10 to 11 micrograms per cubic meter would be appropriate. Additionally, a majority of the CASAC members favored lowering the 24-hour standard, while a minority concurred with EPA’s preliminary conclusion to retain the 24-hour standard without revision.

A proposed rule is expected in summer 2022, and a final rule is expected in spring 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 micrograms per cubic meter, our generating facilities within our service territories should remain in attainment. If the EPA lowers it to below 10 micrograms per cubic meter, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule. The Supreme Court is reviewing a number of issues regarding the scope of the EPA's regulatory authority to utilize Section 111(d) of the CAA to address CO2 emissions. In February 2022, the Supreme Court heard oral arguments, and a decision is expected this summer.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. The EPA has signaled that a rule replacement is expected by the end of 2022. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2025, which includes the planned retirements in 2023-2024 of OCPP Units 5-8 and the jointly-owned Columbia Units 1-2. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

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

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. We reported CO2 equivalent emissions of 22.0 million metric tonnes to the EPA for 2021. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas utilities distribute and sell. We reported aggregated CO2 equivalent emissions of 26.0 million metric tonnes to the EPA for 2021.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants to reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities. In 2016, the WDNR initiated a state rulemaking process to incorporate the federal Section 316(b) requirements into the Wisconsin Administrative Code. This new state rule, NR 111, became effective in June 2020, and the WDNR

03/31/2022 Form 10-Q	30	WEC Energy Group, Inc.

will apply it when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for WE and WPS facilities.

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for PWGS, OCPP Units 5-8 and Weston Units 2, 3, and 4. We believe that existing technology at the PWGS satisfies the BTA requirements; however, a final determination will not be made until the WPDES permit is renewed for this facility, which is expected to be by the third quarter of 2022. We also believe that existing technology installed at the OCPP facility meets the BTA requirements; however, it is anticipated that these four generating units will be retired prior to the WDNR making a final BTA decision. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination when the WPDES permit is renewed in 2023.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW system at Weston Unit 3, which is expected to be completed by December 2023. Modifications to OC 7 and OC 8 were completed and placed in-service in mid-2021. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require an additional $100 million in capital investment. In December 2021, the PSCW Division of Energy Regulation and Analysis issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fall of 2022.

Waters of the United States

In December 2021, the EPA and the United States Army Corps of Engineers together released a proposed rule to repeal the April 2020 Navigable Waters Protection Rule that defined WOTUS. The purpose of this proposed rule will be to restore regulations defining WOTUS that were in place prior to 2015 and to update certain provisions to be consistent with relevant Supreme Court decisions. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction. In January 2022, the Supreme Court granted certiorari in a case to evaluate the proper test for determining whether wetlands are WOTUS. At this point, our projects requiring federal permits are moving ahead, but we are monitoring to better understand potential future impacts. This case, once decided, should provide clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

03/31/2022 Form 10-Q	31	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2022	December 31, 2021
Regulatory assets	$618.8	$630.9
Reserves for future environmental remediation	517.2	532.6

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

Consent Decrees

Wisconsin Public Service Corporation – Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to WPS, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. WPS entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. We are working with the EPA on a closeout process for the Consent Decree and expect that process to be completed in 2023.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric Company, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with Wisconsin Power and Light Company, Madison Gas and Electric Company, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. Wisconsin Power and Light Company expects to start the process to close out this Consent Decree in early 2023.

NOTE 20—SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$68.3	$76.8
Cash paid (received) for income taxes, net	0.7	(2.5)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	118.7	97.8
Increase in receivable related to insurance proceeds	0.3	2.7

03/31/2022 Form 10-Q	32	WEC Energy Group, Inc.

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

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$33.8	$16.3
Restricted cash included in other current assets	31.8	19.6
Restricted cash included in other long term assets	54.0	51.6
Cash, cash equivalents, and restricted cash	$119.6	$87.5

NOTE 21—REGULATORY ENVIRONMENT

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

In March 2021, WE and WG received approval from the PSCW to recover approximately $54 million and $24 million, respectively, of natural gas costs in excess of the benchmark set in their GCRMs over a period of three months, beginning in April 2021. In March 2021, WPS also filed its revised natural gas rate sheets with the PSCW reflecting approximately $28 million of natural gas costs in excess of the benchmark set in its GCRM. WPS also recovered these excess costs over a period of three months, beginning in April 2021.

PGL and NSG incurred approximately $131 million and $10 million, respectively, of natural gas costs in February 2021 in excess of the amounts included in their rates. These costs were recovered over a period of 12 months, which started on April 1, 2021. PGL's and NSG's natural gas costs are being reviewed for prudency by the ICC as part of their annual natural gas cost reconciliation. The ICC could order the refund of any costs determined to be imprudent as part of the reconciliation. A decision regarding this review is expected by the end of 2022.

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. In August 2021, the MPUC issued a written order approving a joint proposal filed by MERC and four other Minnesota utilities to recover their respective excess natural gas costs. MERC will recover $10 million of these costs through its annual natural gas true-up process over a period of 12 months, and the remaining $65 million over 27 months, both of which started in September 2021. Recovery of these costs and the issue of prudence has been referred to a contested-case proceeding. As a result of the proceeding, the MPUC could disallow recovery or order the refund of any costs determined to be imprudent. A decision regarding this review is expected during the third quarter of 2022.

Natural gas costs incurred at MGU and UMERC in excess of the amount included in their respective rates were not significant.

03/31/2022 Form 10-Q	33	WEC Energy Group, Inc.

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2023 and 2024 Rates

In April 2022, WE, WPS, and WG filed requests with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2023. The requests reflected the following:

	WE				WPS				WG
Proposed 2023 rate increase
Electric	$260.5	million	/	8.4%	$73.9	million	/	6.2%	N/A
Gas	$50.7	million	/	10.7%	$30.3	million	/	8.3%	$60.1	million	/	8.3%
Steam	$3.3	million	/	15.5%	N/A				N/A
Proposed ROE (1)	10.0%				10.0%				10.2%
Proposed common equity component average on a financial basis (1)	53.0%				53.0%				53.0%

(1)    The proposed ROEs are consistent with each utilities' currently authorized ROE. The common equity component average for each utility is currently 52.5%.

The primary drivers of the requested increases in electric rates are capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; reliability investments, including grid hardening projects to bury power lines and strengthen WE's distribution system against severe weather; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW.

The requested increases in natural gas rates primarily relate to capital investments previously approved by the PSCW, including LNG storage for our natural gas distribution system.

The utilities also proposed continuing to use an earnings sharing mechanism. Under the proposed earnings sharing mechanism, if the utility earns above its authorized ROE: (i) the utility would retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points would be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings would be required to be refunded to ratepayers.

WE and WPS are seeking a limited rate re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024. In addition, WE and WG are requesting a limited rate re-opener for 2024 to address additional revenue requirements associated with LNG projects that are expected to be placed into service in 2023 and 2024, respectively.

We expect a decision from the PSCW in the fourth quarter of 2022, with any rate adjustments expected to be effective January 1, 2023.

The Peoples Gas Light and Coke Company

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2022, PGL filed its 2021 reconciliation with the ICC, which, along with the 2020, 2019, 2018, 2017, and 2016 reconciliations, are still pending.

As of March 31, 2022, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

03/31/2022 Form 10-Q	34	WEC Energy Group, Inc.

NOTE 22—NEW ACCOUNTING PRONOUNCEMENTS

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

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of: (i) the types of assistance received; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year ending on December 31, 2022, and we are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

03/31/2022 Form 10-Q	35	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2021 Annual Report on Form 10-K.

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

In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, we are exploring co-firing with natural gas at our ERGS coal-fired units. By the end of 2030, we expect our use of coal will account for less than 5% of the power we supply to our customers, and we believe we will be in a position to eliminate coal as an energy source by the end of 2035.

We already have retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2025, which includes the planned retirements in 2023-2024 of Oak Creek Power Plant Units 5-8 and the jointly-owned Columbia Units 1-2.

03/31/2022 Form 10-Q	36	WEC Energy Group, Inc.

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
•the planned purchase of up to 200 MW of capacity in the West Riverside Energy Center — a new, combined-cycle natural gas plant completed by Alliant Energy in Wisconsin; and
•the planned purchase of the Whitewater Cogeneration Facility, a natural gas-fired combined cycle electric generating facility with a capacity of 236.5 MW.

The new investments discussed above are in addition to the renewable projects currently underway. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In addition, we are investing in 300 MW of utility-scale solar within our Wisconsin segment. Wisconsin Public Service Corporation (WPS) partnered with an unaffiliated utility to construct two solar projects now in service in Wisconsin: Two Creeks Solar Park (Two Creeks) and Badger Hollow Solar Park I (Badger Hollow I). WPS owns 100 MW of Two Creeks and 100 MW of Badger Hollow I for a total of 200 MW. Wisconsin Electric Power Company (WE) has partnered with an unaffiliated utility to construct Badger Hollow Solar Park II, which is expected to enter commercial operation in the first half of 2023. Once constructed, WE will own 100 MW of this project.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 23 Solar Now projects and currently has another one under construction, together totaling more than 27 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of renewable natural gas (RNG) throughout our utility systems. In 2022, we signed our first two contracts for RNG for our natural gas distribution business, which will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. These two contracts represents approximately 50 percent of our 2030 goal for methane reduction. We expect to have RNG flowing to our distribution network by the end of 2022.

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

03/31/2022 Form 10-Q	37	WEC Energy Group, Inc.

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

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability.

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

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in eight wind parks, with total available capacity of more than 1,550 MW. These renewable energy assets represent more than $2.3 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these wind investments reduce our cash tax expense. See Note 2, Acquisitions, for additional information on recent and pending transactions.

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

03/31/2022 Form 10-Q	38	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2022

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2022 with the first quarter of 2021, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2022	2021	B (W)
Wisconsin	$288.1	$256.3	$31.8
Illinois	113.4	112.1	1.3
Other states	31.5	24.7	6.8
Electric transmission	27.8	28.0	(0.2)
Non-utility energy infrastructure	91.5	71.4	20.1
Corporate and other	13.6	17.6	(4.0)
Net income attributed to common shareholders	$565.9	$510.1	$55.8

Diluted earnings per share	$1.79	$1.61	$0.18

Earnings increased $55.8 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the $55.8 million increase in earnings were:

•A $31.8 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in natural gas margins related to higher retail sales volumes, primarily due to colder winter weather during the first quarter of 2022, compared with the same quarter in 2021, as well as the continued economic recovery in Wisconsin from the COVID-19 pandemic. Also contributing to the increase in earnings were lower operating expenses, driven by the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 Wisconsin base rates. The positive impact from the amortization of the regulatory liabilities was partially

03/31/2022 Form 10-Q	39	WEC Energy Group, Inc.

offset by higher depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $20.1 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by the recognition of revenue related to market settlements Upstream received from SPP in February 2021. Due to a complaint filed with the FERC, the revenue related to these settlements could not be recognized until the FERC issued an order denying the complaint in the first quarter of 2022. An increase in PTCs generated in 2022, driven by the Jayhawk wind park that achieved commercial operation in December 2021, and higher generation at our other wind parks, also contributed to the increase in earnings.

•A $6.8 million increase in net income attributed to common shareholders at the other states segment, driven by an increase in natural gas margins due to a rate increase at MGU, effective January 1, 2022, and higher sales volumes as a result of continued economic recovery and colder weather during the first quarter of 2022, compared with the same quarter in 2021.

Expected 2022 Annual Effective Tax Rate

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the first quarter of 2022 and 2021:

	Three Months Ended March 31
(in millions)	2022	2021
Wisconsin	$497.7	$427.7
Illinois	168.2	168.2
Other states	44.6	34.3

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

03/31/2022 Form 10-Q	40	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $288.1 million during the first quarter of 2022, representing a $31.8 million, or 12.4%, increase over the same quarter in 2021. The higher earnings were driven by an increase in natural gas margins related to higher retail sales volumes, primarily due to colder winter weather during the first quarter of 2022, compared with the same quarter in 2021, as well as the continued economic recovery in Wisconsin from the COVID-19 pandemic. Also contributing to the increase in earnings were lower operating expenses, driven by the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 Wisconsin base rates. The positive impact from the amortization of the regulatory liabilities was partially offset by higher depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Electric revenues	$1,193.0	$1,101.8	$91.2
Fuel and purchased power	406.9	349.4	(57.5)
Total electric margins	786.1	752.4	33.7

Natural gas revenues	749.3	629.9	119.4
Cost of natural gas sold	496.8	397.9	(98.9)
Total natural gas margins	252.5	232.0	20.5

Total electric and natural gas margins	1,038.6	984.4	54.2

Other operation and maintenance	312.6	341.9	29.3
Depreciation and amortization	187.1	176.2	(10.9)
Property and revenue taxes	41.2	38.6	(2.6)
Operating income	497.7	427.7	70.0

Other income, net	22.4	17.1	5.3
Interest expense	136.3	140.1	3.8
Income before income taxes	383.8	304.7	79.1

Income tax expense	95.4	48.1	(47.3)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$288.1	$256.3	$31.8

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$146.7	$147.3	$0.6
Transmission (1)	107.9	127.7	19.8
Regulatory amortizations and other pass through expenses (2)	35.8	37.5	1.7
We Power (3)	27.6	29.4	1.8
Earnings sharing mechanisms (4)	(5.4)	—	5.4
Total other operation and maintenance	$312.6	$341.9	$29.3

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2022 and 2021, $126.5 million and $130.6 million, respectively, of costs were billed to our electric utilities by transmission providers.

During the first quarter of 2022, WE and WPS amortized $20.2 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the decrease in transmission expense in the first quarter of 2022, compared with the same quarter in 2021. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 Wisconsin base rates.

03/31/2022 Form 10-Q	41	WEC Energy Group, Inc.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the first quarter of 2022 and 2021, $24.8 million and $25.9 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)Represents amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 Wisconsin base rates.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	2,844.0	2,808.8	35.2
Small commercial and industrial (1)	3,205.6	3,087.1	118.5
Large commercial and industrial (1)	2,982.1	2,981.9	0.2
Other	40.2	43.9	(3.7)
Total retail (1)	9,071.9	8,921.7	150.2
Wholesale	718.5	730.3	(11.8)
Resale	1,238.8	1,937.5	(698.7)
Total sales in MWh (1)	11,029.2	11,589.5	(560.3)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	565.3	515.5	49.8
Commercial and industrial	346.2	303.0	43.2
Total retail	911.5	818.5	93.0
Transportation	446.6	427.3	19.3
Total sales in therms	1,358.1	1,245.8	112.3

	Three Months Ended March 31
	Degree Days
Weather	2022	2021	B (W)
WE and WG (1)
Heating (3,267 Normal)	3,325	3,120	6.6%

WPS (2)
Heating (3,647 Normal)	3,843	3,482	10.4%

UMERC (3)
Heating (3,960 Normal)	4,339	3,790	14.5%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

03/31/2022 Form 10-Q	42	WEC Energy Group, Inc.

Electric Revenues

Electric revenues increased $91.2 million during the first quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $33.7 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher electric utility margins were:

•A $35.8 million increase in margins related to the impact of unprotected excess deferred taxes in the first quarter of 2021, which we agreed to return to customers in our PSCW-approved Wisconsin rate orders. This increase in margins is offset in income taxes.

•Securitization revenues of $3.2 million received during the first quarter of 2022 related to an environmental control charge collected from WE's retail electric distribution customers. We began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 18, Variable Interest Entities, for more information. These revenues are offset in depreciation and amortization as well as interest expense.

•A $3.0 million net increase in margins related to higher retail sales volumes, driven by the impact of colder winter weather during the first quarter of 2022, compared with the same quarter in 2021. As measured by heating degree days, the first quarter of 2022 was 6.6% and 10.4% colder than the same quarter in 2021 in the Milwaukee area and Green Bay area, respectively.

These increases in margins were partially offset by:

•A $4.2 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs approved in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•Lower margins of $3.0 million driven by a decrease in wholesale customers related to the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $119.4 million during the first quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 12.6% during the first quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $20.5 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher natural gas utility margins were:

•An $18.7 million increase in margins from higher sales volumes, primarily driven by colder winter weather during the first quarter of 2022, compared with the same quarter in 2021, as well as the continued economic recovery in Wisconsin from the COVID-19 pandemic.

•A $2.5 million increase in margins related to amortization of a certain portion of WG's regulatory liability consisting of credit balances associated with the escrow of natural gas storage service costs from Bluewater Gas Storage, LLC. In September 2021, the PSCW issued a written order for our Wisconsin utilities approving certain accounting treatments to offset certain 2022

03/31/2022 Form 10-Q	43	WEC Energy Group, Inc.

revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26 Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment decreased $15.8 million during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the decrease in operating expenses were:

•A $19.8 million decrease in transmission expense driven by the amortization of a certain portion of WE's and WPS's regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $5.4 million decrease in expense driven by the amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $2.1 million decrease related to a gain on land sales during the first quarter of 2022.

•A $1.8 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $1.7 million decrease in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These decreases in other operating expenses were partially offset by:

•A $10.9 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, as well as an increase related to the We Power leases. In addition, a portion of the increase is related to securitization amortization, which is offset in revenues. The increase in depreciation was partially offset by $2.6 million of depreciation related to capital investments made by WG since it's last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information.

•An $8.7 million increase in electric and natural gas distribution expenses, primarily driven by increased maintenance expense related to significant winter storms in 2022.

Other Income, Net

Other income, net at the Wisconsin segment increased $5.3 million during the first quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $3.8 million during the first quarter of 2022, compared with the same quarter in 2021, primarily due to the deferral of interest expense related to capital investments made by WG since its last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for a 2022 base rate increase. Also contributing to the decrease was lower interest expense on finance lease liabilities, primarily related to the WE Power leases, as finance lease liabilities decrease each year as payments are made. See Note 26 Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $47.3 million during the first quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $35.7 million negative impact related to the lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the

03/31/2022 Form 10-Q	44	WEC Energy Group, Inc.

Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. Also contributing to this increase in income tax expense was an increase in pretax income. See Note 10, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $113.4 million during the first quarter of 2022, representing a $1.3 million, or 1.2%, increase over the same quarter in 2021. The increase was driven by PGL's continued capital investment in the SMP project under its QIP rider and the impact of NSG's rate order, which became effective September 15, 2021. These increases in earnings were partially offset by higher depreciation and amortization and an increase in costs related to maintenance at the Manlove Gas Storage Field.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Natural gas revenues	$682.1	$703.4	$(21.3)
Cost of natural gas sold	331.0	363.6	32.6
Total natural gas margins	351.1	339.8	11.3

Other operation and maintenance	113.6	109.3	(4.3)
Depreciation and amortization	56.8	52.7	(4.1)
Property and revenue taxes	12.5	9.6	(2.9)
Operating income	168.2	168.2	—

Other income, net	5.0	1.8	3.2
Interest expense	17.7	16.5	(1.2)
Income before income taxes	155.5	153.5	2.0

Income tax expense	42.1	41.4	(0.7)
Net income attributed to common shareholders	$113.4	$112.1	$1.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in the line items below	$70.5	$66.8	$(3.7)
Riders (1)	43.5	43.1	(0.4)
Regulatory amortizations (1)	(0.4)	(0.6)	(0.2)
Total other operation and maintenance	$113.6	$109.3	$(4.3)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	429.8	411.9	17.9
Commercial and industrial	172.9	160.0	12.9
Total retail	602.7	571.9	30.8
Transportation	358.7	330.8	27.9
Total sales in therms	961.4	902.7	58.7

03/31/2022 Form 10-Q	45	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (3,111 Normal)	3,209	3,003	6.9%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues decreased $21.3 million during the first quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold decreased 14.1% during the first quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $0.4 million impact of the riders referenced in the table above, increased $10.9 million during the first quarter of 2022, compared with the same quarter in 2021. The increase in margins was primarily driven by:

•A $6.3 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 21, Regulatory Environment, for more information

•A $5.9 million increase related to the impact of the NSG rate order approved by the ICC, effective September 15, 2021, which includes the Variable Income Tax Adjustment Rider in base rates. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on the 2021 rate order.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $10.9 million, net of the $0.4 million impact of the riders referenced in the table above, during the first quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $4.1 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $3.5 million increase in costs associated with maintenance at the Manlove Gas Storage Field.

•A $2.9 million increase in property and revenue taxes driven by an increase in the invested capital tax related to higher plant placed in service during the first quarter of 2022, compared with the same quarter in 2021. This increase was offset in natural gas utility margins.

Other Income, Net

Other income, net at the Illinois segment increased $3.2 million during the first quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 14, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $1.2 million during the first quarter of 2022, compared with the same quarter in 2021, primarily due to $225.0 million of long-term debt issuances in November 2021.

03/31/2022 Form 10-Q	46	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the Illinois segment increased $0.7 million during the during the first quarter of 2022, compared with the same quarter in 2021, driven by an increase in pretax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders during the first quarter of 2022 was $31.5 million, representing a $6.8 million, or 27.5%, increase over the same quarter in 2021. The increase was driven by higher natural gas margins due to a rate increase at MGU, effective January 1, 2022, and higher sales volumes as a result of continued economic recovery and colder weather during the first quarter of 2022, compared with the same quarter in 2021.

Since the majority of MGU and MERC customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Natural gas revenues	$240.9	$233.3	$7.6
Cost of natural gas sold	156.9	161.7	4.8
Total natural gas margins	84.0	71.6	12.4

Other operation and maintenance	24.6	23.2	(1.4)
Depreciation and amortization	10.0	9.2	(0.8)
Property and revenue taxes	4.8	4.9	0.1
Operating income	44.6	34.3	10.3

Other income, net	0.6	0.3	0.3
Interest expense	3.3	1.5	(1.8)
Income before income taxes	41.9	33.1	8.8

Income tax expense	10.4	8.4	(2.0)
Net income attributed to common shareholders	$31.5	$24.7	$6.8

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line item below	$17.4	$16.1	$(1.3)
Regulatory amortizations and other pass through expenses (1)	7.2	7.1	(0.1)
Total other operation and maintenance	$24.6	$23.2	$(1.4)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	172.0	149.0	23.0
Commercial and industrial	103.0	85.7	17.3
Total retail	275.0	234.7	40.3
Transportation	261.0	234.2	26.8
Total sales in therms	536.0	468.9	67.1

03/31/2022 Form 10-Q	47	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather (1)	2022	2021	B (W)
MERC
Heating (3,958 Normal)	4,312	3,785	13.9%

MGU
Heating (3,156 Normal)	3,234	3,014	7.3%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues increased $7.6 million during the first quarter of 2022, compared with the same quarter in 2021. To the extent that changes in natural gas costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $12.4 million during the first quarter of 2022, compared to the same quarter in 2021. The increase in margins was primarily driven by:

•A $6.4 million increase related to the new rates at MGU that went into effect in 2022.

•A $4.4 million increase related to higher sales volumes due to continued economic recovery and colder weather during the first quarter of 2022, as compared to the same quarter in 2021.

•A $1.2 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $2.1 million during the first quarter of 2022, compared to the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $1.2 million increase in operation and maintenance expense related to MERC's CIP program, which has an offsetting increase in margins.

•A $0.8 million increase in depreciation and amortization related to continued capital investment.

•A $0.7 million increase in operation and maintenance expense related to higher labor costs and snow removal.

These increases in operating expenses were partially offset by a $1.1 million decrease in bad debt expense related to improvement in past due receivables.

Interest Expense

Interest expense at the other states segment increased $1.8 million during the first quarter of 2022, compared with the same quarter in 2021, primarily due to the deferral of $1.2 million of interest expense in the first quarter of 2021 related to capital investments made by MGU since its last rate case, as approved by the Michigan Public Service Commission. This deferred interest expense is now being amortized over a four-year period as a result of MGU's approved rate increase.

03/31/2022 Form 10-Q	48	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the other states segment increased $2.0 million during the first quarter of 2022, compared with the same quarter in 2021, driven by a higher pretax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Equity in earnings of transmission affiliates	$41.7	$42.6	$(0.9)
Other expense (income)	0.1	(0.1)	(0.2)
Interest expense	4.9	4.9	—
Income before income taxes	36.7	37.8	(1.1)

Income tax expense	8.9	9.8	$0.9
Net income attributed to common shareholders	$27.8	$28.0	$(0.2)

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Operating income	$105.6	$89.4	$16.2

Interest expense	17.2	18.0	0.8
Income before income taxes	88.4	71.4	17.0

Income tax expense (benefit)	(4.9)	0.1	5.0
Net (income) loss attributed to noncontrolling interests	(1.8)	0.1	(1.9)
Net income attributed to common shareholders	$91.5	$71.4	$20.1

Operating Income

Operating income at the non-utility energy infrastructure segment increased $16.2 million during the first quarter of 2022, compared with the same quarter in 2021. The increase was primarily due to the recognition of $15.2 million in revenue related to our Upstream wind park in the first quarter of 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until FERC issued an order denying that complaint in the first quarter of 2022.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $0.8 million during first quarter of 2022, compared with the same quarter in 2021, primarily due to a lower principal balance as a result of the semi-annual principal payments on long-term debt.

Income Tax Expense (Benefit)

Income tax benefit at the non-utility energy infrastructure segment increased $5.0 million as $4.9 million of income tax benefit was recorded during the first quarter of 2022, compared with $0.1 of income tax expense recorded during the same quarter in 2021. The increase was primarily due to a $9.2 million increase in PTCs generated in 2022, driven by the Jayhawk wind park that achieved commercial operation in December 2021 and higher generation at our other wind parks. This increase in the income tax benefit was partially offset by higher pretax earnings during the first quarter of 2022, compared with same quarter in 2021.

03/31/2022 Form 10-Q	49	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2022	2021	B (W)
Operating loss	$(0.5)	$(4.9)	$4.4

Other income, net	11.9	13.8	(1.9)
Interest expense	22.6	24.2	1.6
Loss before income taxes	(11.2)	(15.3)	4.1

Income tax benefit	(24.8)	(32.9)	(8.1)
Net income attributed to common shareholders	$13.6	$17.6	$(4.0)

Operating Loss

The operating loss at the corporate and other segment decreased $4.4 million during the first quarter of 2022, compared with the same quarter in 2021. The lower net loss was driven by a $3.0 million increase in operating income at Wispark, primarily due to a positive quarter-over-quarter impact from land sales.

Other Income, Net

Other income, net at the corporate and other segment decreased $1.9 million during the first quarter of 2022, compared with the same quarter in 2021, driven by a $4.6 million net loss from the investments held in the Integrys rabbi trust during the first quarter of 2022, compared with a $4.6 million net gain during the same quarter in 2021. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefits costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 11, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. The negative impact from the investments held in the rabbi trust was partially offset by a $5.6 million increase in earnings from our equity method investments in technology and energy-focused investment funds.

Interest Expense

Interest expense at the corporate and other segment decreased $1.6 million during the first quarter of 2022, compared with the same quarter in 2021, as we refinanced long-term debt obligations during the fourth quarter of 2021 in order to take advantage of lower interest rates.

Income Tax Benefit

The income tax benefit at the corporate and other segment decreased $8.1 million during the first quarter of 2022, compared with the same quarter in 2021, driven by an $8.3 million decrease in uncertain tax positions in the first quarter of 2021 and a lower pretax loss compared to the same first quarter of 2021. These decreases in income tax benefits were partially offset by a $2.4 million increase in excess tax benefits recognized related to stock option exercises during the first quarter of 2022, compared to the same quarter in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

03/31/2022 Form 10-Q	50	WEC Energy Group, Inc.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$1,076.8	$395.2	$681.6
Investing activities	(338.2)	(541.3)	203.1
Financing activities	(706.5)	163.1	(869.6)

Operating Activities

Net cash provided by operating activities increased $681.6 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•A $643.2 million increase in cash related to higher overall collections from customers as a result of an increase in sales volumes during the first quarter of 2022, compared with the same quarter in 2021, driven by colder winter weather and the continued economic recovery from the COVID-19 pandemic. We also over-collected natural gas costs in the first quarter of 2022, as natural gas costs were lower than what was anticipated in rates. In addition, we continued to recover on the natural gas costs we under-collected from our Illinois and Minnesota customers related to the extreme weather conditions that occurred in February 2021, in accordance with orders from the ICC and MPUC, respectively. See Note 21, Regulatory Environment, for more information on the recovery of these natural gas costs.

•A $180.9 million increase in cash due to realized gains on derivative instruments as well as higher collateral received from counterparties during the first quarter of 2022, driven by an increase in the fair value of our natural gas derivative assets during the first quarter of 2022, compared with the same quarter in 2021.

These increases in net cash provided by operating activities were partially offset by:

•An $81.8 million decrease in cash from higher payments for fuel and purchased power at our plants during the first quarter of 2022, compared with the same quarter in 2021. We incurred higher natural gas costs during the first quarter of 2022, compared with the same quarter in 2021, as a result of an increase in the price of natural gas at our Wisconsin utilities.

•A $50.4 million decrease in cash from higher payments for operating expenses. During the first quarter of 2022, our payments were higher for storm restoration and the Illinois invested capital tax.

Investing Activities

Net cash used in investing activities decreased $203.1 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•The acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.4 million. See Note 2, Acquisitions, for more information.

•An $87.1 million decrease in cash paid for capital expenditures during the first quarter of 2022, compared with the same quarter in 2021, which is discussed in more detail below.

•Insurance proceeds of $41.0 million received during the first quarter of 2022 for property damage, primarily driven by proceeds received for the PSB claim. See Note 6, Property, Plant, and Equipment, for more information.

These decreases in net cash used in investing activities were partially offset by capital contributions paid to transmission affiliates of $21.1 million during the first quarter of 2022. See Note 16, Investment in Transmission Affiliates, for more information. There were no payments to transmission affiliates during the first quarter of 2021.

03/31/2022 Form 10-Q	51	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2022	2021	Change in 2022 Over 2021
Wisconsin	$254.8	$277.5	$(22.7)
Illinois	98.6	119.8	(21.2)
Other states	11.5	11.0	0.5
Non-utility energy infrastructure	15.9	59.0	(43.1)
Corporate and other	2.7	3.3	(0.6)
Total capital expenditures	$383.5	$470.6	$(87.1)

The decrease in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2022, compared with the same quarter in 2021, was primarily driven by lower capital expenditures related to upgrades to WE's natural gas and electric distribution systems. These decreases were partially offset by higher payments for capital expenditures related to WG's LNG facility, Weston power plant's RICE units, and renewable energy projects during the first quarter of 2022.

The decrease in cash paid for capital expenditures at the Illinois segment during the first quarter of 2022, compared with the same quarter in 2021, was primarily driven by lower capital expenditures related to upgrades at the Manlove Gas Storage Field, partially offset by increased capital expenditures for upgrades to PGL's and NSG's natural gas distribution systems.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during the first quarter of 2022, compared with the same quarter in 2021, was primarily driven by lower capital expenditures related to the construction of Jayhawk. See Note 2, Acquisitions, for more information about Jayhawk.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities decreased $869.6 million during the first quarter of 2022, compared with the same quarter in 2021, driven by:

•A $600.0 million decrease in cash due to the issuance of long-term debt during the first quarter of 2021. We did not issue any long-term debt during the first quarter of 2022.

•A $591.4 million decrease in cash due to $447.9 million of net repayments of commercial paper during the first quarter of 2022, compared with $143.5 million of net borrowings of commercial paper during the same quarter in 2021.

•A $16.8 million decrease in cash due to an increase in the number and cost of shares of our common stock purchased during the first quarter of 2022, compared with the same quarter in 2021, to satisfy requirements of our stock-based compensation plans.

•A $15.9 million decrease in cash due to higher dividends paid on our common stock during the first quarter of 2022, compared with the same quarter in 2021. In January 2022, our Board of Directors increased our quarterly dividend by $0.05 per share (7.4%) effective with the March 2022 dividend payment.

These decreases in cash were partially offset by:

•A $340.0 million increase in cash due to a repayment of a 364-day term loan during the first quarter of 2021. We did not repay any loans during the first quarter of 2022.

•A $10.6 million increase in cash related to the number of stock options exercised during the first quarter of 2022, compared with the same quarter in 2021.

Significant Financing Activities

For more information on our financing activities, see Note 8, Short-Term Debt and Lines of Credit.

03/31/2022 Form 10-Q	52	WEC Energy Group, Inc.

Cash Requirements

We require funds to support and grow our businesses. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our shareholders, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2021 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 19, Commitments and Contingencies.

(in millions)	2022 (1)	2023	2024
Wisconsin	$2,131.7	$2,148.0	$2,114.1
Illinois	573.1	586.8	635.0
Other states	119.1	103.6	106.4
Non-utility energy infrastructure	870.8	325.7	297.5
Corporate and other	22.0	17.5	4.3
Total	$3,716.7	$3,181.6	$3,157.3

(1)This includes actual capital expenditures already incurred in 2022, as well as estimated capital expenditures for the remainder of the year.

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

We are committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We have received approval to invest in 100 MW of utility-scale solar within our Wisconsin segment. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be approximately $130 million. Commercial operation of Badger Hollow II is targeted for the first half of 2023.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct the Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $390 million, with construction expected to be completed by the end of 2023.

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

03/31/2022 Form 10-Q	53	WEC Energy Group, Inc.

the cost of this project is estimated to be approximately $400 million, with construction expected to be completed by the end of 2023.

•WPS, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn Wind Park, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. WPS's share of the cost of this project is estimated to be approximately $160 million, with construction expected to be completed by the end of 2022.

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

•WE and WPS received PSCW approval to construct 128 MWs of natural gas-fired generation at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. We estimate the cost of this project to be approximately $170 million, with construction expected to be completed in 2023.

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

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries, which could impact the timing and cost of our planned solar projects. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Withhold Release Order Related to Silica-Based Products for information on the DOC investigation and potential impacts to our solar projects as a result of CBP actions related to solar panels, respectively.

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

The non-utility energy infrastructure line item in the table above includes WECI's planned investments in Thunderhead and Sapphire Sky. See Note 2, Acquisitions, for more information on these wind projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $115 million from 2022 through 2024. We do not expect to make any contributions to ATC Holdco during that period.

03/31/2022 Form 10-Q	54	WEC Energy Group, Inc.

Long-Term Debt

There were no material changes in our outstanding long-term debt during the three months ended March 31, 2022.

Common Stock Dividends

Our current quarterly dividend rate is $0.7275 per share, which equates to an annual dividend of $2.91 per share. For information related to our most recent common stock dividend declared, see Note 7, Common Equity.

Other Significant Cash Requirements

See Note 19, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 8, Short-Term Debt and Lines of Credit, Note 13, Guarantees, and Note 18, Variable Interest Entities.

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

The amount, type, and timing of any financings in 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities approved capital structures, see Item 1. Business – E. Regulation in our 2021 Annual Report on Form 10-K.

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

At March 31, 2022, our current liabilities exceeded our current assets by $701.8 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $1,649.4 million under existing

03/31/2022 Form 10-Q	55	WEC Energy Group, Inc.

revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit, for more information about our credit facilities and commercial paper.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts had investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2021 Annual Report on Form 10-K.

Capitalization Structure

The following table shows our capitalization structure as of March 31, 2022, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$11,243.2	$11,493.2
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	13,677.7	13,427.7
Short-term debt	1,450.0	1,450.0
Total capitalization	$26,401.3	$26,401.3

Total debt	$15,127.7	$14,877.7

Ratio of debt to total capitalization	57.3%	56.4%

Included in long-term debt on our balance sheet as of March 31, 2022, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Debt Covenants

At March 31, 2022, we were in compliance with all covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at March 31, 2022, it could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

03/31/2022 Form 10-Q	56	WEC Energy Group, Inc.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2021 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

COVID-19 Pandemic

We have taken steps to mitigate the impact of the global COVID-19 pandemic. However, the extent to which the COVID-19 pandemic could continue to impact our results of operations and liquidity is largely dependent upon the ability of our customers to resume or maintain normal operations. Adverse impacts to us and our subsidiaries from a prolonged COVID-19 pandemic environment could include a decrease in revenues, increased bad debt expense, increases in past due accounts receivable balances, and access to the capital markets at unfavorable terms or rates.

We will continue to monitor COVID-19 pandemic-related developments affecting our workforce, customers, and suppliers and will implement additional actions that we determine to be necessary in order to mitigate any additional impacts. We cannot predict the full extent of the impacts of COVID-19, which will depend on, among other things, its duration through new variants, the rate and the effectiveness of both vaccinations and treatments, future regulatory and governmental actions, and the ability to maintain normal business activity.

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB Accounting Standard Codification. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of March 31, 2022, our regulatory assets were $3,255.6 million, and our regulatory liabilities were $4,129.4 million.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2022, PGL filed its 2021 reconciliation with the ICC, which, along with the 2020, 2019, 2018, 2017, and 2016 reconciliations, are still pending. As of March 31, 2022, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 21, Regulatory Environment, above, and Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

03/31/2022 Form 10-Q	57	WEC Energy Group, Inc.

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

Effective September 15, 2021, the new legislation prohibits utilities from charging customers a fee when they elect to pay for service with a credit card. Utilities are now required to incur these expenses and seek recovery through a rate proceeding or by establishing a recovery mechanism. In December 2021, the ICC approved the use of a TPTFA rider for PGL. The TPTFA rider allows PGL to recover the costs incurred for these third-party transaction fees, effective December 27, 2021. NSG recovers costs related to these third-party transaction fees through its base rates, effective September 15, 2021.

In accordance with the new legislation, effective January 1, 2023, natural gas utilities will also no longer be allowed to charge late payment fees to low-income residential customers. We are currently evaluating the impact this legislation may have on our future results of operations.

Withhold Release Order Related to Silica-Based Products

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China, such as polysilicon, included in the manufacturing of solar panels. The WRO was issued over allegations of widespread, state-backed forced labor in the region. A significant percentage of the world’s polysilicon supply comes from China, and as a result of the WRO, many solar panels imported into the United States are being held by the CBP on suspicion that they originated from, or contain components that originated from, this region in China. Solar panels will only be released after the importer provides satisfactory evidence to the contrary, which can be an arduous process. We have been notified that solar panel suppliers have experienced delays associated with this WRO. We are evaluating options to mitigate these delays and maintain original project schedules, although we could experience project delays as a result of this WRO. The project delays could impact Badger Hollow II, which is currently under construction. Also, we cannot currently predict what, if any, impact this supply disruption will have on future solar projects included in our capital plan.

United States Department of Commerce Complaints

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In September 2021, the DOC asked that the anonymous group amend its petition to provide more detail and asked the group to identify its members. In its response to the DOC, the anonymous group refused and argued that identifying its members could expose them to retribution from the Chinese solar industry, which dominates the global solar supply chain for critical solar panel components. In November 2021, the DOC rejected the petition filed by the anonymous group and cited the group's anonymity as a driving factor in the denial.

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by DOC in November 2021, there are notable differences. The group added Cambodia to the petition and is requesting that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. This decision alone is having an adverse impact on the United States solar industry. A DOC decision is expected by January 2023. If the DOC determines that the petition has merit, it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs are expected to further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

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

03/31/2022 Form 10-Q	58	WEC Energy Group, Inc.

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

Return on Equity Incentive for Membership in a Transmission Organization

The FERC currently allows transmission utilities, including ATC, to increase their ROE by 50 basis points as an incentive for membership in a transmission organization, such as MISO. This incentive was established to stimulate infrastructure development and to support the evolving electric grid. However, a Notice of Proposed Rulemaking was issued by the FERC on April 15, 2021 proposing to limit the 50 basis point increase in ROE to only be available to transmission utilities initially joining a transmission organization for the first three years of membership. If this proposal becomes a final rule, ATC would be required to submit, within 30 days of the final rule's effective date, a compliance filing eliminating the 50 basis point incentive from its tariff. As a result, this proposal, if adopted, would reduce our future after-tax equity earnings from ATC by approximately $7 million annually. The transmission costs WE and WPS are required to pay ATC after the effective date would also be reduced by this proposal.

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

ATC was required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through November 19, 2020. In January 2022, ATC completed providing WE and WPS with net refunds related to the transmission costs they paid during the two refund periods. These refunds were applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

03/31/2022 Form 10-Q	59	WEC Energy Group, Inc.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing conflict between Russia and Ukraine will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2021 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the two risk factors below that are disclosed in Part I of our 2021 Annual Report on Form 10-K.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our electric and natural gas utility operations.

For additional information concerning risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report.

03/31/2022 Form 10-Q	60	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2021 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – COVID-19 Pandemic and Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 11, Fair Value Measurements, Note 12, Derivative Instruments, and Note 13, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2022 Form 10-Q	61	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2021 Annual Report on Form 10-K. See Note 19, Commitments and Contingencies, and Note 21, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

03/31/2022 Form 10-Q	62	WEC Energy Group, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities
2022	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	17,926	$96.19	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31	—	—	—	—
Total (1)	17,926	$96.19	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS

Number	Exhibit
10	Material Contracts

	10.1	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022 (Exhibit 10.16 to WEC Energy Group's 12/31/2021 Form 10-K).

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2022 Form 10-Q	63	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 5, 2022	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2022 Form 10-Q	64	WEC Energy Group, Inc.