Form 10-Q
period 2022-06-30
WEC ENERGY GROUP, INC.
filed 2022-08-04
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2022):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2022

06/30/2022 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee

06/30/2022 Form 10-Q	ii	WEC Energy Group, Inc.

CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
VN	Violation Notice
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AD/CVD	Antidumping and Countervailing Duties
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CIP	Conservation Improvement Program
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
EGU	Electric Generating Unit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2022-2026
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PWGS	Port Washington Generation Station
QIP	Qualifying Infrastructure Plant
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity

06/30/2022 Form 10-Q	iii	WEC Energy Group, Inc.

S&P	Standard & Poor's
Sapphire Sky	Sapphire Sky Wind Energy LLC
SMP	Safety Modernization Program
SPP	Southwest Power Pool, Inc.
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
Thunderhead	Thunderhead Wind Energy LLC
TPTFA	Third-Party Transaction Fee Adjustment
Two Creeks	Two Creeks Solar Park
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

06/30/2022 Form 10-Q	iv	WEC Energy Group, Inc.

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, and other factors;

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

06/30/2022 Form 10-Q	1	WEC Energy Group, Inc.

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

•Any impacts on the global economy, supply chains and fuel prices, generally, from the ongoing conflict between Russia and Ukraine and related sanctions;

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

06/30/2022 Form 10-Q	2	WEC Energy Group, Inc.

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

06/30/2022 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2022	2021	2022	2021
Operating revenues	$2,127.9	$1,676.2	$5,036.0	$4,367.6

Operating expenses
Cost of sales	935.0	525.9	2,318.4	1,791.5
Other operation and maintenance	449.0	463.8	903.4	943.7
Depreciation and amortization	279.6	266.2	557.7	527.6
Property and revenue taxes	56.1	51.5	116.9	106.7
Total operating expenses	1,719.7	1,307.4	3,896.4	3,369.5

Operating income	408.2	368.8	1,139.6	998.1

Equity in earnings of transmission affiliates	43.0	41.3	84.7	83.9
Other income, net	19.8	39.7	59.4	72.5
Interest expense	119.8	120.0	237.4	239.5
Other expense	(57.0)	(39.0)	(93.3)	(83.1)

Income before income taxes	351.2	329.8	1,046.3	915.0
Income tax expense	63.4	54.1	190.5	129.0
Net income	287.8	275.7	855.8	786.0

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net (income) loss attributed to noncontrolling interests	—	0.6	(1.8)	0.7
Net income attributed to common shareholders	$287.5	$276.0	$853.4	$786.1

Earnings per share
Basic	$0.91	$0.88	$2.71	$2.49
Diluted	$0.91	$0.87	$2.70	$2.49

Weighted average common shares outstanding
Basic	315.4	315.4	315.4	315.4
Diluted	316.2	316.3	316.2	316.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2022	2021	2022	2021
Net income	$287.8	$275.7	$855.8	$786.0

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized net derivative (gain) loss to net income, net of tax	—	1.0	(0.1)	2.0

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	0.1	0.1	0.2

Other comprehensive income, net of tax	—	1.1	—	2.2

Comprehensive income	287.8	276.8	855.8	788.2

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive (income) loss attributed to noncontrolling interests	—	0.6	(1.8)	0.7
Comprehensive income attributed to common shareholders	$287.5	$277.1	$853.4	$788.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$30.3	$16.3
Accounts receivable and unbilled revenues, net of reserves of $175.8 and $198.3, respectively	1,447.7	1,505.7
Materials, supplies, and inventories	572.2	635.8
Prepaid taxes	193.0	182.1
Other prepayments	33.5	63.4
Amounts recoverable from customers	134.2	102.3
Derivative assets	189.8	107.0
Other	41.8	44.1
Current assets	2,642.5	2,656.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $10,183.2 and $9,889.3, respectively	27,626.2	26,982.4
Regulatory assets (June 30, 2022 and December 31, 2021 include $96.1 and $100.7, respectively, related to WEPCo Environmental Trust)	3,144.7	3,264.8
Equity investment in transmission affiliates	1,837.2	1,789.4
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	942.1	881.3
Other	361.6	361.1
Long-term assets	36,964.6	36,331.8
Total assets	$39,607.1	$38,988.5

Liabilities and Equity
Current liabilities
Short-term debt	$1,629.1	$1,897.0
Current portion of long-term debt (June 30, 2022 and December 31, 2021 each include $8.8, respectively, related to WEPCo Environmental Trust)	174.4	169.4
Accounts payable	1,078.2	1,005.7
Other	936.1	680.9
Current liabilities	3,817.8	3,753.0

Long-term liabilities
Long-term debt (June 30, 2022 and December 31, 2021 include $98.4 and $102.7, respectively, related to WEPCo Environmental Trust)	13,523.4	13,523.7
Deferred income taxes	4,493.1	4,308.5
Deferred revenue, net	378.7	389.2
Regulatory liabilities	4,000.1	3,946.0
Environmental remediation liabilities	504.3	532.6
Pension and OPEB obligations	222.2	219.0
Other	1,176.9	1,203.2
Long-term liabilities	24,298.7	24,122.2

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,121.1	4,138.1
Retained earnings	7,169.5	6,775.1
Accumulated other comprehensive loss	(3.2)	(3.2)
Common shareholders' equity	11,290.6	10,913.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	169.6	169.7
Total liabilities and equity	$39,607.1	$38,988.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2022	2021
Operating activities
Net income	$855.8	$786.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	557.7	527.6
Deferred income taxes and ITCs, net	163.2	164.4
Contributions and payments related to pension and OPEB plans	(8.6)	(7.6)
Equity income in transmission affiliates, net of distributions	(17.5)	(17.7)
Change in –
Accounts receivable and unbilled revenues, net	36.3	70.0
Materials, supplies, and inventories	63.6	75.9
Prepaid taxes	(10.9)	(46.8)
Other prepayments	29.9	26.5
Amounts recoverable from customers	(31.9)	(193.6)
Other current assets	4.5	12.5
Accounts payable	1.5	(119.3)
Temporary LIFO liquidation credit	107.6	26.7
Other current liabilities	128.4	(9.5)
Other, net	(117.0)	(68.9)
Net cash provided by operating activities	1,762.6	1,226.2

Investing activities
Capital expenditures	(1,028.8)	(1,010.1)
Acquisition of Jayhawk	—	(119.7)
Capital contributions to transmission affiliates	(30.3)	—
Proceeds from the sale of assets	65.0	20.8
Proceeds from the sale of investments held in rabbi trust	15.4	12.7
Insurance proceeds received for property damage	41.3	—
Other, net	(0.1)	21.7
Net cash used in investing activities	(937.5)	(1,074.6)

Financing activities
Exercise of stock options	23.0	4.0
Purchase of common stock	(48.4)	(11.3)
Dividends paid on common stock	(459.0)	(427.5)
Issuance of long-term debt	—	1,018.8
Retirement of long-term debt	(49.1)	(341.2)
Issuance of short-term loan	1.4	—
Repayment of short-term loan	—	(340.0)
Change in other short-term debt	(269.3)	(12.4)
Other, net	(6.3)	(14.9)
Net cash used in financing activities	(807.7)	(124.5)

Net change in cash, cash equivalents, and restricted cash	17.4	27.1
Cash, cash equivalents, and restricted cash at beginning of period	87.5	72.6
Cash, cash equivalents, and restricted cash at end of period	$104.9	$99.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	565.9	—	565.9	—	—	565.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.8	1.8
Common stock dividends of $0.7275 per share	—	—	(229.6)	—	(229.6)	—	—	(229.6)
Exercise of stock options	—	11.8	—	—	11.8	—	—	11.8
Purchase of common stock	—	(23.4)	—	—	(23.4)	—	—	(23.4)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.4	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2022	$3.2	$4,131.8	$7,111.4	$(3.2)	$11,243.2	$30.4	$170.9	$11,444.5
Net income attributed to common shareholders	—	—	287.5	—	287.5	—	—	287.5
Common stock dividends of $0.7275 per share	—	—	(229.4)	—	(229.4)	—	—	(229.4)
Exercise of stock options	—	11.2	—	—	11.2	—	—	11.2
Purchase of common stock	—	(25.0)	—	—	(25.0)	—	—	(25.0)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Stock-based compensation and other	—	3.1	—	—	3.1	—	(0.2)	2.9
Balance at June 30, 2022	$3.2	$4,121.1	$7,169.5	$(3.2)	$11,290.6	$30.4	$169.6	$11,490.6

06/30/2022 Form 10-Q	8	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	510.1	—	510.1	—	—	510.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	1.2	—	—	1.2	—	—	1.2
Purchase of common stock	—	(6.6)	—	—	(6.6)	—	—	(6.6)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	6.2	6.2
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2021	$3.2	$4,143.6	$6,626.0	$(5.7)	$10,767.1	$30.4	$170.1	$10,967.6
Net income attributed to common shareholders	—	—	276.0	—	276.0	—	—	276.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.8)	—	(213.8)	—	—	(213.8)
Exercise of stock options	—	2.8	—	—	2.8	—	—	2.8
Purchase of common stock	—	(4.7)	—	—	(4.7)	—	—	(4.7)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.4	—	—	2.4	—	—	2.4
Balance at June 30, 2021	$3.2	$4,144.1	$6,688.2	$(4.6)	$10,830.9	$30.4	$169.1	$11,030.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2022 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2022

NOTE 1—GENERAL INFORMATION

WEC Energy Group serves approximately 1.6 million electric customers and 3.0 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple wind generating facilities as part of its non-utility energy infrastructure segment.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions. The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs and interconnection agreements. See Note 17, Goodwill and Intangibles, for more information.

Acquisition of Electric Generation Facility in Wisconsin

In November 2021, WE and WPS signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin, for $72.7 million. The transaction is expected to close in early 2023. In December 2021, WE and WPS filed an application with the PSCW for approval to acquire Whitewater.

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

06/30/2022 Form 10-Q	10	WEC Energy Group, Inc.

of 2022, at which time the transaction is expected to close. Sapphire Sky will be included in the non-utility energy infrastructure segment.

Acquisition of a Wind Energy Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility in Bourbon and Crawford counties, Kansas, for $119.9 million, which included transaction costs. The project became commercially operational in December 2021. Subsequent to the acquisition, WECI incurred an additional $153.6 million of capital expenditures as of June 30, 2022 for the project for a current total investment of $273.5 million. The project has an offtake agreement with an unaffiliated third party for all of the energy produced by the facility for a period of 10 years. WECI's investment in Jayhawk qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which it will be entitled to tax benefits equal to its ownership interest. Jayhawk is included in the non-utility energy infrastructure segment.

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

NOTE 3—DISPOSITION

Sale of Certain Real Estate by The Peoples Gas Light and Coke Company

In May 2022, we sold approximately 11 acres of real estate owned by PGL that was no longer being utilized in its operations, for $55.1 million. The real estate was located in Chicago, Illinois. As a result of the sale, a pre-tax gain in the amount of $54.5 million was recorded within other operation and maintenance expense on our income statement. The book value of the real estate included in the sale was not material and, therefore, was not presented as held for sale.

06/30/2022 Form 10-Q	11	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2022
Electric	$1,221.1	$—	$—	$1,221.1	$—	$—	$—		$1,221.1
Natural gas	329.5	442.2	95.8	867.5	12.0	—	(11.0)		868.5
Total regulated revenues	1,550.6	442.2	95.8	2,088.6	12.0	—	(11.0)		2,089.6
Other non-utility revenues	—	—	4.5	4.5	31.1	—	(4.0)		31.6
Total revenues from contracts with customers	1,550.6	442.2	100.3	2,093.1	43.1	—	(15.0)		2,121.2
Other operating revenues	6.8	0.2	(0.4)	6.6	100.5	0.1	(100.5)	(1)	6.7
Total operating revenues	$1,557.4	$442.4	$99.9	$2,099.7	$143.6	$0.1	$(115.5)		$2,127.9

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2021
Electric	$1,083.2	$—	$—	$1,083.2	$—	$—	$—		$1,083.2
Natural gas	212.7	266.1	66.9	545.7	9.4	—	(8.7)		546.4
Total regulated revenues	1,295.9	266.1	66.9	1,628.9	9.4	—	(8.7)		1,629.6
Other non-utility revenues	—	—	4.4	4.4	24.2	—	(3.9)		24.7
Total revenues from contracts with customers	1,295.9	266.1	71.3	1,633.3	33.6	—	(12.6)		1,654.3
Other operating revenues	11.6	9.4	0.8	21.8	99.9	0.1	(99.9)	(1)	21.9
Total operating revenues	$1,307.5	$275.5	$72.1	$1,655.1	$133.5	$0.1	$(112.5)		$1,676.2

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2022
Electric	$2,408.6	$—	$—	$2,408.6		$—	$—		$2,408.6
Natural gas	1,076.3	1,122.1	334.0	2,532.4	27.3	—	(25.8)		2,533.9
Total regulated revenues	3,484.9	1,122.1	334.0	4,941.0	27.3	—	(25.8)		4,942.5
Other non-utility revenues	—	—	9.1	9.1	74.8	—	(5.6)		78.3
Total revenues from contracts with customers	3,484.9	1,122.1	343.1	4,950.1	102.1	—	(31.4)		5,020.8
Other operating revenues	14.8	2.4	(2.3)	14.9	201.0	0.3	(201.0)	(1)	15.2
Total operating revenues	$3,499.7	$1,124.5	$340.8	$4,965.0	$303.1	$0.3	$(232.4)		$5,036.0

06/30/2022 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2021
Electric	$2,178.2	$—	$—	$2,178.2	$—	$—	$—		$2,178.2
Natural gas	840.0	959.6	292.5	2,092.1	24.0	—	(22.0)		2,094.1
Total regulated revenues	3,018.2	959.6	292.5	4,270.3	24.0	—	(22.0)		4,272.3
Other non-utility revenues	—	—	9.1	9.1	47.4	—	(5.5)		51.0
Total revenues from contracts with customers	3,018.2	959.6	301.6	4,279.4	71.4	—	(27.5)		4,323.3
Other operating revenues	21.0	19.3	3.8	44.1	199.7	0.2	(199.7)	(1)	44.3
Total operating revenues	$3,039.2	$978.9	$305.4	$4,323.5	$271.1	$0.2	$(227.2)		$4,367.6

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Residential	$449.7	$419.0	$912.8	$842.7
Small commercial and industrial	378.4	346.6	748.5	678.0
Large commercial and industrial	268.1	224.5	497.3	434.0
Other	7.2	6.9	15.0	14.7
Total retail revenues	1,103.4	997.0	2,173.6	1,969.4
Wholesale	40.8	38.6	83.2	78.3
Resale	60.7	37.4	117.5	100.1
Steam	4.7	4.2	16.8	19.0
Other utility revenues	11.5	6.0	17.5	11.4
Total electric utility operating revenues	$1,221.1	$1,083.2	$2,408.6	$2,178.2

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2022
Residential	$198.5	$268.6	$63.5	$530.6
Commercial and industrial	102.1	78.2	36.6	216.9
Total retail revenues	300.6	346.8	100.1	747.5
Transportation	18.0	54.5	6.0	78.5
Other utility revenues (1)	10.9	40.9	(10.3)	41.5
Total natural gas utility operating revenues	$329.5	$442.2	$95.8	$867.5

06/30/2022 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2021
Residential	$188.6	$199.1	$37.9	$425.6
Commercial and industrial	90.2	51.5	17.3	159.0
Total retail revenues	278.8	250.6	55.2	584.6
Transportation	17.8	48.8	6.6	73.2
Other utility revenues (1)	(83.9)	(33.3)	5.1	(112.1)
Total natural gas utility operating revenues	$212.7	$266.1	$66.9	$545.7

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2022
Residential	$701.0	$734.1	$224.8	$1,659.9
Commercial and industrial	374.6	236.5	123.4	734.5
Total retail revenues	1,075.6	970.6	348.2	2,394.4
Transportation	43.5	135.4	19.9	198.8
Other utility revenues (1)	(42.8)	16.1	(34.1)	(60.8)
Total natural gas utility operating revenues	$1,076.3	$1,122.1	$334.0	$2,532.4

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2021
Residential	$536.2	$533.0	$125.8	$1,195.0
Commercial and industrial	266.6	154.2	61.2	482.0
Total retail revenues	802.8	687.2	187.0	1,677.0
Transportation	42.2	123.0	17.6	182.8
Other utility revenues (1)	(5.0)	149.4	87.9	232.3
Total natural gas utility operating revenues	$840.0	$959.6	$292.5	$2,092.1

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. The amounts for the three months ended June 30, 2022 reflect higher natural gas costs incurred than were anticipated in rates. During the six months ended June 30, 2022, we continued to recover natural gas costs we under-collected from our customers in 2021, related to the extreme weather. As these amounts were billed to customers, they were reflected in retail revenues with an offsetting decrease in other utility revenues. The negative amount during this period also relates to the over-collection of natural gas costs recorded in a regulatory liability due to these costs being lower than what was anticipated in rates. See Note 6, Regulatory Assets and Liabilities, for more information.

The negative amount for the three months ended June 30, 2021 primarily relates to the approval by our utility commissions to recover from customers, over the second quarter of 2021, the higher natural gas costs that were incurred as a result of the extreme winter weather conditions in February 2021. As these amounts were billed to customers, they were reflected in retail revenues with an offsetting decrease in other utility revenues. For the six months ended June 30, 2021, in addition to costs related to the extreme weather event, we incurred higher natural gas costs as a result of an increase in the price of natural gas.

See Note 23, Regulatory Environment, for more information.

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

06/30/2022 Form 10-Q	14	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Wind generation revenues	$21.3	$14.5	$57.5	$30.3
We Power revenues (1)	5.8	5.8	11.7	11.6
Appliance service revenues	4.5	4.4	9.1	9.1
Total other non-utility operating revenues	$31.6	$24.7	$78.3	$51.0

(1)As part of the construction of the We Power EGUs, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Late payment charges	$16.3	$17.3	$29.9	$32.3
Alternative revenues (1)	(11.3)	2.9	(17.3)	9.1
Other	1.7	1.7	2.6	2.9
Total other operating revenues	$6.7	$21.9	$15.2	$44.3

(1)Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, conservation improvement rider true-ups, and certain late payment charges.

NOTE 5—CREDIT LOSSES

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

06/30/2022 Form 10-Q	15	WEC Energy Group, Inc.

made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at June 30, 2022 and December 31, 2021, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
June 30, 2022
Accounts receivable and unbilled revenues	$1,029.1	$485.2	$79.9	$1,594.2	$23.7	$5.6	$1,623.5
Allowance for credit losses	78.0	91.0	6.8	175.8	—	—	175.8
Accounts receivable and unbilled revenues, net (1)	$951.1	$394.2	$73.1	$1,418.4	$23.7	$5.6	$1,447.7

Total accounts receivable, net – past due greater than 90 days (1)	$71.6	$66.8	$7.4	$145.8	$—	$—	$145.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.2%	100.0%	—%	93.6%	—%	—%	93.6%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2021
Accounts receivable and unbilled revenues	$1,053.1	$523.1	$105.7	$1,681.9	$17.0	$5.1	$1,704.0
Allowance for credit losses	84.0	105.5	8.8	198.3	—	—	198.3
Accounts receivable and unbilled revenues, net (1)	$969.1	$417.6	$96.9	$1,483.6	$17.0	$5.1	$1,505.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.5	$36.6	$3.4	$86.5	$—	$—	$86.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	94.8%	—%	—%	94.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at June 30, 2022, $782.2 million, or 54.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

06/30/2022 Form 10-Q	16	WEC Energy Group, Inc.

A rollforward of the allowance for credit losses by reportable segment is included below:

Three Months Ended June 30, 2022 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$85.7	$107.0	$7.9	$200.6
Provision for credit losses	11.8	7.1	(0.1)	18.8
Provision for credit losses deferred for future recovery or refund	(5.4)	(11.2)	—	(16.6)
Write-offs charged against the allowance	(22.1)	(17.9)	(1.2)	(41.2)
Recoveries of amounts previously written off	8.0	6.0	0.2	14.2
Balance at June 30, 2022	$78.0	$91.0	$6.8	$175.8

Six Months Ended June 30, 2022 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$84.0	$105.5	$8.8	$198.3
Provision for credit losses	23.6	18.4	0.1	42.1
Provision for credit losses deferred for future recovery or refund	3.4	0.9	—	4.3
Write-offs charged against the allowance	(50.9)	(45.2)	(2.6)	(98.7)
Recoveries of amounts previously written off	17.9	11.4	0.5	29.8
Balance at June 30, 2022	$78.0	$91.0	$6.8	$175.8

On a consolidated basis, there was a $22.5 million decrease in the allowance for credit losses at June 30, 2022, compared to December 31, 2021. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

Three Months Ended June 30, 2021 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$129.5	$122.0	$7.6	$259.1
Provision for credit losses	9.4	5.2	1.0	15.6
Provision for credit losses deferred for future recovery or refund	(12.2)	(18.9)	—	(31.1)
Write-offs charged against the allowance	(16.5)	(4.0)	(0.6)	(21.1)
Recoveries of amounts previously written off	4.2	4.7	0.3	9.2
Balance at June 30, 2021	$114.4	$109.0	$8.3	$231.7

Six Months Ended June 30, 2021 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$102.1	$111.6	$6.4	$220.1
Provision for credit losses	23.1	12.3	2.3	37.7
Provision for credit losses deferred for future recovery or refund	10.1	(15.8)	—	(5.7)
Write-offs charged against the allowance	(35.0)	(6.8)	(1.1)	(42.9)
Recoveries of amounts previously written off	14.1	7.7	0.7	22.5
Balance at June 30, 2021	$114.4	$109.0	$8.3	$231.7

The increase in the allowance for credit losses at June 30, 2021, compared to December 31, 2020, was driven by higher past due accounts receivable balances related to our utility operations, primarily associated with our residential customers. This increase in accounts receivable balances in arrears related to the continued economic disruptions caused by the COVID-19 pandemic, including high unemployment rates. However, as seen in the quarterly rollforward above, the allowance for credit losses began to decrease in the second quarter of 2021, which we believe was related to the start of normal collection practices in our Wisconsin and Illinois service territories.

06/30/2022 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	June 30, 2022	December 31, 2021
Regulatory assets
Pension and OPEB costs	$762.6	$802.3
Plant retirement related items	705.9	722.3
Environmental remediation costs	621.6	630.9
Income tax related items	457.0	458.8
Asset retirement obligations	180.6	194.2
System support resource	126.7	129.5
Energy costs recoverable through rate adjustments	120.0	85.4
Securitization	96.1	100.7
MERC extraordinary natural gas costs	47.1	59.7
Derivatives (1)	38.5	33.1
Uncollectible expense	30.0	42.6
Energy efficiency programs	23.9	22.0
Other, net	68.9	85.6
Total regulatory assets	$3,278.9	$3,367.1

Balance sheet presentation
Amounts recoverable from customers	$134.2	$102.3
Regulatory assets	3,144.7	3,264.8
Total regulatory assets	$3,278.9	$3,367.1

(1)    For most energy-related physical and financial contracts that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 14, Derivative Instruments, for more information on our derivative asset and liability balances.

(in millions)	June 30, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$1,970.3	$1,998.5
Removal costs	1,252.2	1,248.0
Pension and OPEB benefits	388.3	397.3
Derivatives (1)	247.7	124.1
Energy costs refundable through rate adjustments (2)	78.3	13.7
Electric transmission costs (3)	42.9	84.2
Uncollectible expense	33.4	37.1
Earnings sharing mechanisms (3)	17.1	28.4
Other, net	53.8	29.0
Total regulatory liabilities	$4,084.0	$3,960.3

Balance sheet presentation
Other current liabilities	$83.9	$14.3
Regulatory liabilities	4,000.1	3,946.0
Total regulatory liabilities	$4,084.0	$3,960.3

(1)    For most energy-related physical and financial contracts that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 14, Derivative Instruments, for more information on our derivative asset and liability balances.

(2)    The increase in these regulatory liabilities was primarily related to lower natural gas costs incurred during 2022, compared to what was anticipated in rates.

06/30/2022 Form 10-Q	18	WEC Energy Group, Inc.

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

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 1, 2026. The retirement date for these plants was pushed back from the end of 2023 for unit 1 and the end of 2024 for unit 2. See Note 23, Regulatory Environment, for more information on the Columbia generating units' retirement. The net book value of WPS's ownership share of unit 1 and unit 2 was $86.6 million and $185.6 million, respectively, at June 30, 2022. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building and Steam Tunnel Assets

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of June 30, 2022, WE had incurred $95.3 million of costs related to these repairs and restorations. In 2020, WE received $20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. In the first quarter of 2022, WE received $41.0 million of insurance proceeds as a result of a settlement that was reached in February 2022. The remaining $21.8 million of costs is expected to be recovered through rates.

In June 2021, we received approval from the PSCW to restore the PSB and adjacent steam tunnel assets and to defer the project costs, net of insurance proceeds, as a component of rate base. As such, and in light of the agreement with insurers noted above, we do not currently expect a significant impact to our future results of operations.

NOTE 8—COMMON EQUITY

Stock-Based Compensation

During the six months ended June 30, 2022, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

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

06/30/2022 Form 10-Q	19	WEC Energy Group, Inc.

loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2021 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On July 21, 2022, our Board of Directors declared a quarterly cash dividend of $0.7275 per share, payable on September 1, 2022, to shareholders of record on August 12, 2022.

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2022	December 31, 2021
Commercial paper
Amount outstanding	$1,626.8	$1,896.1
Weighted-average interest rate on amounts outstanding	1.90%	0.26%
Operating expense loans
Amount outstanding (1)	$2.3	$0.9

(1)Coyote Ridge and Tatanka Ridge entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2022 was $1,421.5 million with a weighted-average interest rate during the period of 0.68%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	June 30, 2022
WEC Energy Group	September 2026	$1,500.0
WE	September 2026	500.0
WPS (1)	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,626.8
Available capacity under existing agreements		$1,470.9

(1)In April 2022, WPS received approval from the PSCW to extend the maturity of its facility to September 2026.

NOTE 10—LEASES

WE and WPS have partnered with an unaffiliated utility to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system in Kenosha County, Wisconsin. WE and WPS own 75% and 15%, respectively, of Paris. Once fully constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. The PSCW has approved the acquisition and construction of Paris, and commercial operation for the solar portion of the project is targeted in 2023.

Related to their investment in Paris, WE and WPS, along with their unaffiliated utility partner, entered into several land leases in Kenosha County, Wisconsin that commenced in the second quarter of 2022. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension.

06/30/2022 Form 10-Q	20	WEC Energy Group, Inc.

We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Paris was approximately $52.5 million at June 30, 2022, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance land leases for Paris were included in long-term debt on the balance sheet. Our finance lease right of use asset related to Paris was $52.5 million as of June 30, 2022, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with Paris leases resembles that of an operating lease, as amortization of the right of use assets has been modified from what would typically be recorded for a finance lease under Topic 842. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

At June 30, 2022, our weighted-average discount rate for the Paris finance leases was 5.28%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Paris as of June 30, 2022, were as follows:

(in millions)
Six months ended December 31, 2022	$0.7
2023	2.2
2024	2.3
2025	2.3
2026	2.4
2027	2.4
Thereafter	176.0
Total minimum lease payments	188.3
Less: Interest	(135.8)
Present value of minimum lease payments	52.5
Less: Short-term lease liabilities	—
Long-term lease liabilities	$52.5

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2022	December 31, 2021
Natural gas in storage	$244.4	$326.0
Materials and supplies	242.7	225.3
Fossil fuel	85.1	84.5
Total	$572.2	$635.8

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2022, we had a temporary LIFO liquidation credit of $107.6 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

06/30/2022 Form 10-Q	21	WEC Energy Group, Inc.

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$73.7	21.0%	$69.1	21.0%
State income taxes net of federal tax benefit	22.2	6.3%	20.8	6.3%
PTCs	(22.9)	(6.5)%	(13.5)	(4.1)%
Federal excess deferred tax amortization	(8.4)	(2.4)%	(7.9)	(2.4)%
Federal excess deferred tax amortization – Wisconsin unprotected	(0.2)	—%	(16.3)	(5.0)%
Other	(1.0)	(0.3)%	1.9	0.6%
Total income tax expense	$63.4	18.1%	$54.1	16.4%

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$219.2	21.0%	$191.9	21.0%
State income taxes net of federal tax benefit	65.8	6.3%	57.7	6.3%
PTCs	(67.7)	(6.5)%	(47.5)	(5.2)%
Federal excess deferred tax amortization	(24.2)	(2.3)%	(22.5)	(2.5)%
Federal excess deferred tax amortization – Wisconsin unprotected	(0.5)	(0.1)%	(46.6)	(5.1)%
Other	(2.1)	(0.2)%	(4.0)	(0.4)%
Total income tax expense	$190.5	18.2%	$129.0	14.1%

The effective tax rates of 18.1% and 18.2% for the three and six months ended June 30, 2022, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The effective tax rates of 16.4% and 14.1% for the three and six months ended June 30, 2021, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the recognition of certain unprotected deferred tax benefits created as a result of the Tax Legislation. Effective January 1, 2020, in accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities began amortizing the unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. In addition, the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below, drove a decrease in the effective tax rate. These items were partially offset by state income taxes.

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

06/30/2022 Form 10-Q	22	WEC Energy Group, Inc.

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

When possible, we base the valuations of our assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. Our derivative instruments categorized as Level 3 consisted of both FTRs and TCRs at June 30, 2022 and of only FTRs at December 31, 2021. These derivative instruments are valued using auction prices from the applicable regional transmission organization.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$108.0	$17.3	$—	$125.3
FTRs and TCRs	—	—	19.9	19.9
Coal contracts	—	74.8	—	74.8
Total derivative assets	$108.0	$92.1	$19.9	$220.0

Investments held in rabbi trust	$49.7	$—	$—	$49.7

Derivative liabilities
Natural gas contracts	$25.8	$9.6	$—	$35.4

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$46.4	$18.2	$—	$64.6
FTRs	—	—	2.4	2.4
Coal contracts	—	53.0	—	53.0
Total derivative assets	$46.4	$71.2	$2.4	$120.0

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$8.4	$6.7	$—	$15.1

06/30/2022 Form 10-Q	23	WEC Energy Group, Inc.

The derivative assets and liabilities listed in the tables above include options, swaps, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs and TCRs, which are used at our electric utilities and certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets and the SPP Integrated Marketplace, respectively.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended June 30, 2022, we recorded $10.1 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $5.8 million of net unrealized gains recorded during the same quarter in 2021. For the six months ended June 30, 2022, we recorded $13.4 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $9.8 million of net unrealized gains recorded during the same period in 2021.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$1.0	$0.9	$2.4	$2.4
Purchases	21.9	6.0	21.9	6.1
Realized and unrealized gains included in earnings (1)	1.8	—	1.8	—
Settlements	(4.8)	(1.5)	(6.2)	(3.1)
Balance at the end of the period	$19.9	$5.4	$19.9	$5.4
Gains included in earnings attributable to the change in unrealized gains of Level 3 derivatives held at the end of the reporting period (1)	$0.9	$—	$0.9	$—

(1)Amounts relate to FTRs and TCRs acquired by our non-utility wind parks. These realized and unrealized gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$26.4	$30.4	$30.3
Long-term debt, including current portion (1)	13,518.7	12,530.8	13,563.4	14,819.4

(1)The carrying amount of long-term debt excludes finance lease obligations of $179.1 million and $129.7 million at June 30, 2022 and December 31, 2021, respectively.

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

06/30/2022 Form 10-Q	24	WEC Energy Group, Inc.

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

	June 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts (1)	$116.4	$30.0	$60.6	$14.0
FTRs and TCRs	19.9	—	2.4	—
Coal contracts	53.5	—	44.0	—
Total current	189.8	30.0	107.0	14.0

Long-term
Natural gas contracts (1)	8.9	5.4	4.0	1.1
Coal contracts	21.3	—	9.0	—
Total long-term	30.2	5.4	13.0	1.1
Total	$220.0	$35.4	$120.0	$15.1

(1)Our natural gas derivative assets increased from December 31, 2021 to June 30, 2022 primarily due to the significant increase in natural gas prices.

Realized gains and losses on derivatives used in our regulatory utility operations are recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our utilities’ fuel and natural gas cost recovery mechanisms. Realized gains and losses on FTRs and TCRs used in our non-utility operations are recorded in operating revenues on the income statements. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	41.1 Dth	$108.9	47.9 Dth	$4.8
FTRs and TCRs	7.0 MWh	4.3	7.4 MWh	10.2
Total		$113.2		$15.0

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	100.6 Dth	$140.5	107.7 Dth	$(2.7)
FTRs and TCRs	14.0 MWh	5.3	15.8 MWh	12.3
Total		$145.8		$9.6

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2022 and December 31, 2021, we had posted cash collateral of $14.1 million and $13.9 million, respectively. These amounts were recorded on our balance sheets in other current assets. At June 30, 2022 and December 31, 2021, we had also received cash collateral of $98.5 million and $13.2 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2022				December 31, 2021
(in millions)	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$220.0		$35.4		$120.0		$15.1
Gross amount not offset on the balance sheet	(110.1)	(1)	(27.8)	(2)	(15.2)	(3)	(9.2)	(4)
Net amount	$109.9		$7.6		$104.8		$5.9

(1)Includes cash collateral received of $84.2 million.

06/30/2022 Form 10-Q	25	WEC Energy Group, Inc.

(2)Includes cash collateral posted of $1.9 million.

(3)Includes cash collateral received of $6.4 million.

(4)Includes cash collateral posted of $0.4 million.

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

The table below shows the amounts related to these cash flow hedges that were reclassified to interest expense, along with our total interest expense on the income statements:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Net derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$0.1	$(1.3)	$0.2	$(2.7)
Total interest expense line item on the income statements	119.8	120.0	237.4	239.5

We estimate that during the next twelve months $0.4 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at June 30, 2022	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$83.8	$10.5	$0.2	$73.1
Surety bonds (2)	12.9	12.9	—	—
Other guarantees (3)	9.5	—	—	9.5
Total guarantees	$106.2	$23.4	$0.2	$82.6

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

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

06/30/2022 Form 10-Q	26	WEC Energy Group, Inc.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Service cost	$14.2	$13.6	$26.6	$27.5
Interest cost	22.4	21.7	45.2	43.6
Expected return on plan assets	(52.5)	(50.1)	(105.2)	(100.7)
Loss on plan settlement	2.2	1.9	2.2	2.0
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of net actuarial loss	19.1	28.2	38.2	55.6
Net periodic benefit cost	$5.8	$15.7	$7.8	$28.8

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Service cost	$3.3	$3.6	$7.1	$7.8
Interest cost	3.8	3.6	7.7	7.2
Expected return on plan assets	(17.3)	(16.6)	(34.5)	(33.0)
Amortization of prior service credit	(3.9)	(3.9)	(7.9)	(7.9)
Amortization of net actuarial gain	(6.3)	(6.5)	(12.3)	(12.2)
Net periodic benefit credit	$(20.4)	$(19.8)	$(39.9)	$(38.1)

During the six months ended June 30, 2022, we made contributions and payments of $5.7 million related to our pension plans and $2.9 million related to our OPEB plans. We expect to make contributions and payments of $5.5 million related to our pension plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes. We do not expect to make any contributions or payments related to our OPEB plans during the remainder of 2022.

NOTE 17—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at June 30, 2022. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2022.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of June 30, 2022.

Intangible Assets

At June 30, 2022 and December 31, 2021, we had $5.7 million of indefinite-lived intangible assets primarily related to a MGU trade name obtained through an acquisition, which is included in other long-term assets on our balance sheets. We had no changes to the carrying amount of these intangible assets during the six months ended June 30, 2022.

06/30/2022 Form 10-Q	27	WEC Energy Group, Inc.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets.

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$87.9	$(10.4)	$77.5	$87.9	$(6.5)	$81.4
Proxy revenue swap (2)	7.2	(2.4)	4.8	7.2	(2.1)	5.1
Interconnection agreements (3)	4.7	(0.6)	4.1	4.7	(0.5)	4.2
Total intangible liabilities	$99.8	$(13.4)	$86.4	$99.8	$(9.1)	$90.7

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

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill III, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 18 years.

Amortization related to these intangibles for the three and six months ended June 30, 2022, was $2.1 million and $4.3 million, respectively. Amortization for the three and six months ended June 30, 2021, was $1.9 million and $3.7 million, respectively. Amortization for the next five years, including amounts recorded through June 30, 2022, is estimated to be:

	For the Years Ending December 31
(in millions)	2022	2023	2024	2025	2026
Amortization to be recorded in operating revenues	$8.5	$8.4	$8.4	$8.4	$8.4
Amortization to be recorded in other operation and maintenance	0.2	0.2	0.2	0.2	0.2

06/30/2022 Form 10-Q	28	WEC Energy Group, Inc.

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

	Three Months Ended June 30, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,795.0	$23.2	$1,818.2
Add: Earnings from equity method investment	42.6	0.4	43.0
Add: Capital contributions	9.2	—	9.2
Less: Distributions	33.2	—	33.2
Balance at end of period	$1,813.6	$23.6	$1,837.2

	Three Months Ended June 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,741.9	$31.7	$1,773.6
Add: Earnings from equity method investment	40.7	0.6	41.3
Less: Distributions	32.8	—	32.8
Less: Other	0.1	—	0.1
Balance at end of period	$1,749.7	$32.3	$1,782.0

	Six Months Ended June 30, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	83.6	1.1	84.7
Add: Capital contributions	30.3	—	30.3
Less: Distributions	67.2	—	67.2
Balance at end of period	$1,813.6	$23.6	$1,837.2

	Six Months Ended June 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,733.5	$30.8	$1,764.3
Add: Earnings from equity method investment	82.4	1.5	83.9
Less: Distributions	66.2	—	66.2
Balance at end of period	$1,749.7	$32.3	$1,782.0

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Charges to ATC for services and construction	$4.7	$5.7	$10.9	$11.7
Charges from ATC for network transmission services	90.8	89.1	181.9	181.7

06/30/2022 Form 10-Q	29	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	June 30, 2022	December 31, 2021
Accounts receivable for services provided to ATC	$1.4	$2.0
Accounts payable for services received from ATC	30.6	30.2
Amounts due from ATC for transmission infrastructure upgrades (1)	14.9	13.0

(1)The transmission infrastructure upgrades were primarily related to WE's and WPS's construction of Paris, as well as WE's continued construction of Badger Hollow II.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2022	2021	2022	2021
Income statement data
Operating revenues	$191.6	$185.9	$382.6	$374.6
Operating expenses	95.2	92.4	190.7	187.5
Other expense, net	28.8	28.1	56.8	56.6
Net income	$67.6	$65.4	$135.1	$130.5

(in millions)	June 30, 2022	December 31, 2021
Balance sheet data
Current assets	$106.0	$89.8
Noncurrent assets	5,801.8	5,628.1
Total assets	$5,907.8	$5,717.9

Current liabilities	$482.7	$436.9
Long-term debt	2,562.4	2,513.0
Other noncurrent liabilities	438.5	422.0
Members' equity	2,424.2	2,346.0
Total liabilities and members' equity	$5,907.8	$5,717.9

NOTE 19—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At June 30, 2022, we reported six segments, which are described below.

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

06/30/2022 Form 10-Q	30	WEC Energy Group, Inc.

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

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2022 and 2021:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2022
External revenues	$1,557.4	$442.4	$99.9	$2,099.7	$—	$28.1	$0.1	$—	$2,127.9
Intersegment revenues	—	—	—	—	—	115.5	—	(115.5)	—
Other operation and maintenance	337.9	79.1	22.9	439.9	—	13.9	(0.9)	(3.9)	449.0
Depreciation and amortization	187.7	57.4	10.2	255.3	—	34.3	6.8	(16.8)	279.6
Equity in earnings of transmission affiliates	—	—	—	—	43.0	—	—	—	43.0
Interest expense	135.6	18.0	3.2	156.8	4.8	17.4	24.6	(83.8)	119.8
Income tax expense (benefit)	49.3	21.2	0.9	71.4	9.3	(7.3)	(10.0)	—	63.4
Net income (loss)	148.7	56.4	2.7	207.8	29.0	80.3	(29.3)	—	287.8
Net income (loss) attributed to common shareholders	148.4	56.4	2.7	207.5	29.0	80.3	(29.3)	—	287.5

06/30/2022 Form 10-Q	31	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2021
External revenues	$1,307.5	$275.5	$72.1	$1,655.1	$—	$21.0	$0.1	$—	$1,676.2
Intersegment revenues	—	—	—	—	—	112.5	—	(112.5)	—
Other operation and maintenance	346.1	90.8	21.2	458.1	—	12.4	(2.8)	(3.9)	463.8
Depreciation and amortization	179.8	54.0	9.4	243.2	—	31.3	6.4	(14.7)	266.2
Equity in earnings of transmission affiliates	—	—	—	—	41.3	—	—	—	41.3
Interest expense	139.8	16.6	1.5	157.9	4.8	17.9	24.6	(85.2)	120.0
Income tax expense	23.1	16.0	0.8	39.9	9.4	0.7	4.1	—	54.1
Net income (loss)	146.8	43.6	2.5	192.9	27.0	68.2	(12.4)	—	275.7
Net income (loss) attributed to common shareholders	146.5	43.6	2.5	192.6	27.0	68.8	(12.4)	—	276.0

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2022
External revenues	$3,499.7	$1,124.5	$340.8	$4,965.0	$—	$70.7	$0.3	$—	$5,036.0
Intersegment revenues	—	—	—	—	—	232.4	—	(232.4)	—
Other operation and maintenance	650.5	192.7	47.5	890.7	—	24.8	(6.6)	(5.5)	903.4
Depreciation and amortization	374.8	114.2	20.2	509.2	—	68.3	13.3	(33.1)	557.7
Equity in earnings of transmission affiliates	—	—	—	—	84.7	—	—	—	84.7
Interest expense	271.9	35.7	6.5	314.1	9.7	34.6	47.2	(168.2)	237.4
Income tax expense (benefit)	144.7	63.3	11.3	219.3	18.2	(12.2)	(34.8)	—	190.5
Net income (loss)	437.1	169.8	34.2	641.1	56.8	173.6	(15.7)	—	855.8
Net income (loss) attributed to common shareholders	436.5	169.8	34.2	640.5	56.8	171.8	(15.7)	—	853.4

06/30/2022 Form 10-Q	32	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2021
External revenues	$3,039.2	$978.9	$305.4	$4,323.5	$—	$43.9	$0.2	$—	$4,367.6
Intersegment revenues	—	—	—	—	—	227.2	—	(227.2)	—
Other operation and maintenance	688.0	200.1	44.4	932.5	—	21.3	(4.6)	(5.5)	943.7
Depreciation and amortization	356.0	106.7	18.6	481.3	—	62.3	13.0	(29.0)	527.6
Equity in earnings of transmission affiliates	—	—	—	—	83.9	—	—	—	83.9
Interest expense	279.9	33.1	3.0	316.0	9.7	35.9	48.8	(170.9)	239.5
Income tax expense (benefit)	71.2	57.4	9.2	137.8	19.2	0.8	(28.8)	—	129.0
Net income	403.4	155.7	27.2	586.3	55.0	139.5	5.2	—	786.0
Net income attributed to common shareholders	402.8	155.7	27.2	585.7	55.0	140.2	5.2	—	786.1

NOTE 20—VARIABLE INTEREST ENTITIES

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

06/30/2022 Form 10-Q	33	WEC Energy Group, Inc.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, WE has the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, WE is considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	June 30, 2022	December 31, 2021
Assets
Other current assets (restricted cash)	$3.1	$2.4
Regulatory assets	96.1	100.7
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.8	8.8
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	98.4	102.7

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2022 and December 31, 2021, our equity investment in ATC was $1,813.6 million and $1,766.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2022 and December 31, 2021, our equity investment in ATC Holdco was $23.6 million and $22.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 18, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

Power Purchase Commitment

On May 31, 2022, WE's PPA with LSP-Whitewater Limited Partnership that represented a variable interest expired. This agreement was for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, and we accounted for it as a finance lease.

In November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022 upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, WE and WPS also entered into an agreement to purchase the natural gas-fired cogeneration facility for $72.7 million. This purchase agreement is subject to regulatory approval by the PSCW, which is expected by the end of 2022. The tolling agreement extends until the earlier of the closing of the asset purchase or December 31, 2022. The tolling agreement continues to represent a variable interest since its terms are substantially similar to the terms of the PPA. After examining the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, we have determined we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the tolling agreement. Similar to the PPA, we account for the tolling agreement as a finance lease.

We have $1.9 million of required capacity payments over the remaining term of the tolling agreement. We believe that the required capacity payments under the agreement will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

06/30/2022 Form 10-Q	34	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of June 30, 2022, including those of our subsidiaries, were approximately $10.5 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The EPA issued a proposed rule that would update and expand the Cross-State Air Pollution Rule's ozone-season NOx program to address the 2015 ozone NAAQS, resulting in more stringent regulation of ozone-season NOx emissions from EGUs in 26 states, relying on authorization through the CAA's “good neighbor provision." As part of the proposed rule, expected to take effect in May 2023, the EPA would establish a new trading program that would impose lower NOx emissions budgets on states, at levels that the EPA projected would be achievable through full operation of existing EGU emissions control equipment beginning during ozone season 2023, and through installation of additional control equipment at both EGU and non-EGU stationary sources by the start of the 2026 ozone season, as well as planned plant retirements.

Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our RICE units in the Upper Peninsula of Michigan and planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is expected to be less than 25 MW. We note that, to the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. In June 2022, we submitted comments on this proposed rule seeking clarification of its applicability, as well as other items, and we will closely monitor the final rule for any changes from the proposed rule.

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

06/30/2022 Form 10-Q	35	WEC Energy Group, Inc.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our Wisconsin service territories were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. The area designations were challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the nonattainment area. Additionally, the Chicago, IL-IN-WI nonattainment area now includes an expanded portion of Kenosha County, and the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties were also expanded.

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, and will be adjusted to "moderate" nonattainment status for the 2015 standard. Accordingly, Wisconsin must submit State Implementation Plan revisions to address the reclassifications. A final rulemaking for the designations is expected in October 2022.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standard and incorporated by reference the federal air pollution monitoring requirements related to the standard. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine particulate matter. The EPA determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. This determination was also subject to review under Executive Order 13990 and in June 2021, the EPA announced it would reconsider the December 2020 decision. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the particulate matter NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In March 2022, the EPA’s CASAC sent a letter to the EPA finalizing its peer review of the particulate matter standards. Based on their review, the majority of the members of the CASAC found that lowering the annual standard to within a range of 8 to 10 µg/m3 was appropriate, while a minority of the members of the committee found that a range of 10 to 11 µg/m3 would be appropriate. Additionally, a majority of the CASAC members favored lowering the 24-hour standard, while a minority concurred with EPA’s preliminary conclusion to retain the 24-hour standard without revision. In May 2022, the EPA released its staff-written Policy Assessment for the reconsideration of the standard. Similar to the CASAC findings, the EPA staff found that conditions supported either an annual standard in the 10 to 12 µg/m3 range or in the 8 to 10 µg/m3 range.

A proposed rule is expected in August 2022, and a final rule is expected in spring 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territories should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some non-attainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule and in June 2022, the Supreme Court issued its decision. The Supreme Court found that the EPA may regulate GHGs under section 111 of the CAA but cannot rely on generation shifting to lower carbon emitting sources to do so. Based on an updated EPA regulatory timeline, we expect a new GHG replacement rule to be proposed in March 2023.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. Based on an

06/30/2022 Form 10-Q	36	WEC Energy Group, Inc.

updated EPA regulatory timeline, we expect a new rule to be proposed in March 2023. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 23, Regulatory Environment, for more information on the timing of the retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

We also continue to reduce methane emissions by improving our natural gas distribution system, and have set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our utility systems.

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

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for PWGS, OCPP Units 5-8 and Weston Units 2, 3, and 4. We believe that existing technology at the PWGS satisfies the BTA requirements; however, a final determination will not be made until the WPDES permit is renewed for this facility, which is expected to be by the third quarter of 2022. We also believe that existing technology installed at the OCPP facility meets the BTA requirements; however, depending on the timing of the permit reissuance, all four generating units may be retired prior to the WDNR making a final BTA decision anticipated in 2025. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance in 2023.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW system at Weston Unit 3, which is expected to be completed by December 2023. Modifications to OC 7 and OC 8 were completed and placed in-service in mid-2021. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require $100 million in capital investment. In December 2021, the PSCW Division of Energy Regulation and Analysis issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW

06/30/2022 Form 10-Q	37	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2022	December 31, 2021
Regulatory assets	$621.6	$630.9
Reserves for future environmental remediation	504.3	532.6

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

06/30/2022 Form 10-Q	38	WEC Energy Group, Inc.

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

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$234.9	$239.9
Cash paid for income taxes, net	37.3	28.2
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	210.2	127.9
Increase in receivable related to insurance proceeds	—	39.6
Liabilities accrued for software licensing agreement	7.4	—

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

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$30.3	$16.3
Restricted cash included in other current assets	21.9	19.6
Restricted cash included in other long term assets	52.7	51.6
Cash, cash equivalents, and restricted cash	$104.9	$87.5

06/30/2022 Form 10-Q	39	WEC Energy Group, Inc.

NOTE 23—REGULATORY ENVIRONMENT

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

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2023 and 2024 Rates

In April 2022, WE, WPS, and WG filed requests with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2023. The requested increases in electric rates were driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; reliability investments, including grid hardening projects to bury power lines and strengthen WE's distribution system against severe weather; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW. The requested increases in natural gas rates primarily related to capital investments previously approved by the PSCW, including LNG storage for our natural gas distribution system.

In July 2022, WE, WPS, and WG updated their rate requests to reflect recent developments that impacted, as applicable, the respective utility's original proposal for rate increases in 2023. These recent developments included:

•Delays in the in-service dates of Darien and the battery portion of Paris due to supply chain disruptions.
•WE's decision to extend the operating life of the OCPP due to tight energy supply conditions in MISO and the delay in the renewable energy projects discussed above. The expected retirement of the OCPP units 5 and 6 was delayed one year, until May 2024, and the retirement of units 7 and 8 was delayed approximately 18 months, until late 2025.
•Wisconsin Power & Light Company's decision to delay the retirements of the jointly-owned Columbia units. The retirements of the Columbia units, which were originally planned for the end of 2023 and 2024, were delayed until 2026. WPS holds a 27.5% ownership interest in these units.
•Increases in the cost of Badger Hollow II.
•The effect of anticipated increases in interest rates on borrowing costs.
•An industry-wide update to S&P's methodology for assessing the impact of PPAs on utility's credit ratings.

06/30/2022 Form 10-Q	40	WEC Energy Group, Inc.

The updated rate request proposals include aggregate increases of approximately $30 million for WE, $6 million for WPS, and $2 million for WG from the original proposals and are reflected in the following table:

	WE				WPS				WG
Proposed 2023 rate increase
Electric	$285.6	million	/	9.2%	$79.4	million	/	6.6%	N/A
Gas	$55.4	million	/	11.7%	$30.9	million	/	8.4%	$61.9	million	/	8.6%
Steam	$3.6	million	/	16.5%	N/A				N/A
Proposed ROE (1)	10.0%				10.0%				10.2%
Proposed common equity component average on a financial basis (1)	53.0%				53.0%				53.0%

(1)    The proposed ROEs are consistent with each utilities' currently authorized ROE. The common equity component average for each utility is currently 52.5%.

The utilities are proposing to continue using an earnings sharing mechanism. Under the proposed earnings sharing mechanism, if the utility earns above its authorized ROE: (i) the utility would retain 100.0% of earnings for the first 25 basis points above the authorized ROE; (ii) 50.0% of the next 50 basis points would be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings would be required to be refunded to ratepayers.

WE and WPS are seeking a limited rate case re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024. In addition, WE and WG are requesting a limited rate case re-opener for 2024 to address additional revenue requirements associated with LNG projects that are expected to be placed into service in 2023 and 2024, respectively.

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

As of June 30, 2022, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

NOTE 24—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2022 Form 10-Q	41	WEC Energy Group, Inc.

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

06/30/2022 Form 10-Q	42	WEC Energy Group, Inc.

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

As part of our path toward these goals, we are exploring co-firing with natural gas at our ERGS coal-fired units. By the end of 2030, we expect to use coal as a backup fuel only, and we believe we will be in a position to eliminate coal as an energy source by the end of 2035.

We already have retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of Oak Creek Power Plant Units 5-8 and the planned retirement in 2026 of jointly-owned Columbia Units 1-2. See Note 23, Regulatory Environment, for information on the delay of these planned retirements.

06/30/2022 Form 10-Q	43	WEC Energy Group, Inc.

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
•the planned purchase of up to 200 MW of capacity in the West Riverside Energy Center — a combined-cycle natural gas plant recently completed by Alliant Energy in Wisconsin; and
•the planned purchase of the Whitewater Cogeneration Facility, a natural gas-fired combined-cycle electric generating facility with a capacity of 236.5 MW.

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

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 23 Solar Now projects and currently has another three under construction, together totaling more than 29 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of renewable natural gas (RNG) throughout our utility systems. In 2022, we received approval from the PSCW for our RNG pilots and we signed our first three contracts for RNG for our natural gas distribution business, which will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. These three contracts represent approximately 80 percent of our 2030 goal for methane reduction. We expect to have RNG flowing to our distribution network by the end of 2022.

As part of our effort to look for new opportunities in sustainable energy, we are testing the effects of blending hydrogen, a clean generating fuel, with natural gas for one of our RICE generating units in the Upper Peninsula of Michigan. We are partnering with the Electric Power Research Institute in this research that could help create another viable option for decarbonizing the economy. The project is being carried out in 2022, and the results will be shared across the industry.

06/30/2022 Form 10-Q	44	WEC Energy Group, Inc.

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

We expect to spend approximately $3.4 billion from 2022 to 2026 on reliability related projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

We continue to focus on integrating the resources of all our businesses and finding the best and most efficient processes.

Financial Discipline

A strong adherence to financial discipline is essential to meeting our earnings projections and maintaining a strong balance sheet, stable cash flows, a growing dividend, and quality credit ratings.

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, equipment, and entire business units, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 3, Disposition, for information on a recent transaction.

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in eight wind parks, with total available capacity of more than 1,550 MW. These renewable energy assets represent more than $2.3 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these wind investments reduce our cash tax expense. See Note 2, Acquisitions, for information on recent and pending transactions.

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

06/30/2022 Form 10-Q	45	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2022

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2022 with the second quarter of 2021, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2022	2021	B (W)
Wisconsin	$148.4	$146.5	$1.9
Illinois	56.4	43.6	12.8
Other states	2.7	2.5	0.2
Electric transmission	29.0	27.0	2.0
Non-utility energy infrastructure	80.3	68.8	11.5
Corporate and other	(29.3)	(12.4)	(16.9)
Net income attributed to common shareholders	$287.5	$276.0	$11.5

Diluted earnings per share	$0.91	$0.87	$0.04
Earnings increased $11.5 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the $11.5 million increase in earnings were:

•A $12.8 million increase in net income attributed to common shareholders at the Illinois segment, driven by a gain on the sale of certain real estate in Chicago, as well as higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider. See Note 3, Disposition, for more information on the sale. These positive impacts were partially offset by increases in various operating expenses, including expenses related to the settlement of legal claims, charitable projects, and benefit costs.

•An $11.5 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs during 2022, primarily due to the Jayhawk wind park that achieved commercial operation in

06/30/2022 Form 10-Q	46	WEC Energy Group, Inc.

December 2021, an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS, and higher generation at our other wind parks.

•A $1.9 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in natural gas margins related to higher retail sales volumes, primarily due to the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the second quarter of 2022, compared with the same quarter in 2021. Also contributing to the increase in earnings was lower operation and maintenance expense, driven by the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies, and higher net credits from the non-service components of our net periodic pension and OPEB costs. The amortization of the regulatory liabilities was approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 Wisconsin base rates. These increases in earnings were partially offset by the negative impact from actual fuel and purchased power costs compared with costs collected in rates and higher depreciation and amortization.

These increases in earnings were partially offset by a $16.9 million increase in net loss attributed to common shareholders at the corporate and other segment, driven by net losses from the investments held in the Integrys rabbi trust during the second quarter of 2022, compared with net gains during the same quarter in 2021. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefits costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. A decrease in earnings from our equity method investments in technology and energy-focused investment funds also contributed to the decrease in earnings.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the second quarter of 2022 and 2021:

	Three Months Ended June 30
(in millions)	2022	2021
Wisconsin	$309.1	$291.5
Illinois	91.9	74.9
Other states	6.3	4.6

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $148.4 million during the second quarter of 2022, representing a $1.9 million, or 1.3%, increase over the same quarter in 2021. The higher earnings were driven by an increase in natural gas margins related to higher retail sales volumes, primarily due to the continued economic recovery in Wisconsin

06/30/2022 Form 10-Q	47	WEC Energy Group, Inc.

from the COVID-19 pandemic, as well as colder weather during the second quarter of 2022, compared with the same quarter in 2021. Also contributing to the increase in earnings was lower operation and maintenance expense, driven by the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies, and higher net credits from the non-service components of our net periodic pension and OPEB costs. The amortization of the regulatory liabilities was approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 Wisconsin base rates. These increases in earnings were partially offset by the negative impact from actual fuel and purchased power costs compared with costs collected in rates and higher depreciation and amortization.

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Electric revenues	$1,225.5	$1,092.0	$133.5
Fuel and purchased power	472.9	346.1	(126.8)
Total electric margins	752.6	745.9	6.7

Natural gas revenues	331.9	215.5	116.4
Cost of natural gas sold	209.2	106.4	(102.8)
Total natural gas margins	122.7	109.1	13.6

Total electric and natural gas margins	875.3	855.0	20.3

Other operation and maintenance	337.9	346.1	8.2
Depreciation and amortization	187.7	179.8	(7.9)
Property and revenue taxes	40.6	37.6	(3.0)
Operating income	309.1	291.5	17.6

Other income, net	24.5	18.2	6.3
Interest expense	135.6	139.8	4.2
Income before income taxes	198.0	169.9	28.1

Income tax expense	49.3	23.1	(26.2)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$148.4	$146.5	$1.9

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$172.0	$156.1	$(15.9)
Transmission (1)	107.4	127.6	20.2
Regulatory amortizations and other pass through expenses (2)	36.6	33.0	(3.6)
We Power (3)	27.3	29.4	2.1
Earnings sharing mechanisms (4)	(5.4)	—	5.4
Total other operation and maintenance	$337.9	$346.1	$8.2

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2022 and 2021, $130.1 million and $124.8 million, respectively, of costs were billed to our electric utilities by transmission providers.

During the second quarter of 2022, WE and WPS amortized $20.3 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the decrease in transmission expense during the second quarter of 2022, compared with the same quarter in 2021. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 Wisconsin base rates.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2022 Form 10-Q	48	WEC Energy Group, Inc.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the second quarter of 2022 and 2021, $26.1 million and $25.7 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)Represents amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 Wisconsin base rates.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	2,657.1	2,655.6	1.5
Small commercial and industrial (1)	3,106.5	3,084.8	21.7
Large commercial and industrial (1)	2,988.4	3,144.7	(156.3)
Other	28.9	29.7	(0.8)
Total retail (1)	8,780.9	8,914.8	(133.9)
Wholesale	639.4	707.1	(67.7)
Resale	855.4	1,344.7	(489.3)
Total sales in MWh (1)	10,275.7	10,966.6	(690.9)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	175.9	142.9	33.0
Commercial and industrial	106.4	83.6	22.8
Total retail	282.3	226.5	55.8
Transportation	321.0	311.1	9.9
Total sales in therms	603.3	537.6	65.7

	Three Months Ended June 30
	Degree Days
Weather	2022	2021	B (W)
WE and WG (1)
Heating (923 Normal)	840	738	13.8%
Cooling (171 Normal)	259	303	(14.5)%

WPS (2)
Heating (963 Normal)	908	854	6.3%
Cooling (144 Normal)	249	242	2.9%

UMERC (3)
Heating (1,197 Normal)	1,232	1,093	12.7%
Cooling (82 Normal)	115	156	(26.3)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2022 Form 10-Q	49	WEC Energy Group, Inc.

Electric Revenues

Electric revenues increased $133.5 million during the second quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $6.7 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher electric utility margins were:

•An $18.3 million increase in margins related to the impact of unprotected excess deferred taxes during the second quarter of 2021, which we agreed to return to customers in our PSCW-approved rate orders. This increase in margins is offset in income taxes.

•A $2.0 million increase in securitization revenues received during the second quarter of 2022, compared with the same quarter in 2021, related to an environmental control charge collected from WE's retail electric distribution customers on behalf of WEPCo Environmental Trust. WE began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. See Note 20, Variable Interest Entities, for more information. These revenues are offset in depreciation and amortization as well as interest expense.

•A $4.2 million increase in other revenues, primarily related to third party use of our assets.

These increases in margins were partially offset by:

•A $14.2 million quarter-over-quarter negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•Lower margins of $4.7 million driven by the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $116.4 million during the second quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 55% during the second quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $13.6 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher natural gas utility margins were:

•An $11.4 million increase in margins from higher sales volumes, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the second quarter of 2022, compared with the same quarter in 2021. As measured by heating degree days, the second quarter of 2022 was 13.8% and 6.3% colder than the same quarter in 2021 in the Milwaukee area and Green Bay area, respectively.

•A $2.5 million increase in margins related to amortization of a certain portion of WG's regulatory liability consisting of credit balances associated with the escrow of natural gas storage service costs from Bluewater Gas Storage, LLC. In September 2021, the PSCW issued a written order for our Wisconsin utilities approving certain accounting treatments to offset certain 2022

06/30/2022 Form 10-Q	50	WEC Energy Group, Inc.

revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $2.7 million during the second quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $12.8 million increase in electric and natural gas distribution expenses, primarily driven by higher storm restoration expense during the second quarter of 2022, and higher costs to maintain system reliability.

•A $7.9 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, an increase related to the We Power leases, and an increase related to securitization amortization, which is offset in revenues. These increases were partially offset by $2.5 million of deferred depreciation related to capital investments made by WG since it's last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information.

•A $3.6 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $3.0 million increase in benefits, primarily driven by higher stock-based compensation and pension costs, partially offset by lower deferred compensation costs.

These increases in other operating expenses were partially offset by:

•A $20.2 million decrease in transmission expense driven by the amortization of a certain portion of WE's and WPS's regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $5.4 million decrease in expense driven by the amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the Wisconsin segment increased $6.3 million during the second quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $4.2 million during the second quarter of 2022, compared with the same quarter in 2021, primarily due to the deferral of interest expense related to capital investments made by WG since its last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for a 2022 base rate increase. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information. Also contributing to the decrease was lower interest expense on finance lease liabilities, primarily related to the WE Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $26.2 million during the second quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $18 million negative impact related to the lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits in 2021 from the Tax Legislation did not impact earnings as there was an offsetting impact

06/30/2022 Form 10-Q	51	WEC Energy Group, Inc.

in operating income. Also contributing to this increase in income tax expense was an increase in pre-tax income in 2022. See Note 12, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $56.4 million during the second quarter of 2022, representing a $12.8 million, or 29.4%, increase over the same quarter in 2021. The increase was driven by a gain on the sale of certain real estate in Chicago, as well as higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider. See Note 3, Disposition, for more information on the sale. These positive impacts were partially offset by increases in various operating expenses, including expenses related to the settlement of legal claims, charitable projects, and benefit costs.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$442.4	$275.5	$166.9
Cost of natural gas sold	205.6	49.0	(156.6)
Total natural gas margins	236.8	226.5	10.3

Other operation and maintenance	79.1	90.8	11.7
Depreciation and amortization	57.4	54.0	(3.4)
Property and revenue taxes	8.4	6.8	(1.6)
Operating income	91.9	74.9	17.0

Other income, net	3.7	1.3	2.4
Interest expense	18.0	16.6	(1.4)
Income before income taxes	77.6	59.6	18.0

Income tax expense	21.2	16.0	(5.2)
Net income attributed to common shareholders	$56.4	$43.6	$12.8

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in the line items below	$53.3	$68.7	$15.4
Riders (1)	26.4	22.7	(3.7)
Regulatory amortizations (1)	(0.6)	(0.6)	—
Total other operation and maintenance	$79.1	$90.8	$11.7

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	145.2	117.7	27.5
Commercial and industrial	52.5	42.0	10.5
Total retail	197.7	159.7	38.0
Transportation	133.9	125.7	8.2
Total sales in therms	331.6	285.4	46.2

06/30/2022 Form 10-Q	52	WEC Energy Group, Inc.

	Three Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (708 Normal)	722	652	10.7%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $166.9 million during the second quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 234% during the second quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $3.7 million impact of the riders referenced in the table above, increased $6.6 million during the second quarter of 2022, compared with the same quarter in 2021. The increase in margins was primarily driven by:

•A $6.2 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 23, Regulatory Environment, for more information.

•A $1.8 million increase related to the impact of the NSG rate order approved by the ICC, effective September 15, 2021, which includes the Variable Income Tax Adjustment Rider in base rates. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on the 2021 rate order.

These increases in natural gas utility margins were partially offset by a $2.2 million decrease in fixed charges during the second quarter of 2022, compared with the same quarter in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $10.4 million, net of the $3.7 million impact of the riders referenced in the table above, during the second quarter of 2022, compared with the same quarter in 2021. The significant factor impacting the decrease in operating expenses was a $54.5 million pre-tax gain on the sale of certain real estate in Chicago. See Note 3, Disposition, for more information.

This decrease in operating expenses related to the pre-tax gain was partially offset by:

•An $11.4 million increase in expenses associated with the settlement of legal claims.

•A $10.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

•An $8.4 million increase in benefit costs, primarily due to higher pension and stock-based compensation costs.

•A $4.9 million increase in natural gas distribution and maintenance costs.

•A $3.4 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $2.4 million increase in costs associated with maintenance at the Manlove Gas Storage Field.

•A $1.6 million increase in customer service expense, primarily driven by higher call volumes.

06/30/2022 Form 10-Q	53	WEC Energy Group, Inc.

•A $1.6 million increase in property and revenue taxes, primarily driven by an increase in the invested capital tax related to continued capital investment. This increase was offset in natural gas utility margins.

Other Income, Net

Other income, net at the Illinois segment increased $2.4 million during the second quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $1.4 million during the second quarter of 2022, compared with the same quarter in 2021, primarily due to $225.0 million of long-term debt issuances in November 2021.

Income Tax Expense

Income tax expense at the Illinois segment increased $5.2 million during the second quarter of 2022, compared with the same quarter in 2021, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders during the second quarter of 2022 was $2.7 million, representing a $0.2 million, or 8.0%, increase over the same quarter in 2021. The increase was driven by higher natural gas margins due to a rate increase at MGU, effective January 1, 2022, and higher retail sales volumes during the second quarter of 2022, compared with the same quarter in 2021. These positive impacts were partially offset by increases in operating expenses, as well as interest expense, as discussed below.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$99.9	$72.1	$27.8
Cost of natural gas sold	55.8	32.4	(23.4)
Total natural gas margins	44.1	39.7	4.4

Other operation and maintenance	22.9	21.2	(1.7)
Depreciation and amortization	10.2	9.4	(0.8)
Property and revenue taxes	4.7	4.5	(0.2)
Operating income	6.3	4.6	1.7

Other income, net	0.5	0.2	0.3
Interest expense	3.2	1.5	(1.7)
Income before income taxes	3.6	3.3	0.3

Income tax expense	0.9	0.8	(0.1)
Net income attributed to common shareholders	$2.7	$2.5	$0.2

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line item below	$18.9	$16.5	$(2.4)
Regulatory amortizations and other pass through expenses (1)	4.0	4.7	0.7
Total other operation and maintenance	$22.9	$21.2	$(1.7)

06/30/2022 Form 10-Q	54	WEC Energy Group, Inc.

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	52.6	43.5	9.1
Commercial and industrial	37.8	25.1	12.7
Total retail	90.4	68.6	21.8
Transportation	164.9	170.8	(5.9)
Total sales in therms	255.3	239.4	15.9

	Three Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
MERC
Heating (956 Normal)	1,112	911	22.1%

MGU
Heating (778 Normal)	796	810	(1.7)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues increased $27.8 million during the second quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold increased 34% during the second quarter of 2022, compared with the same quarter in 2021. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $4.4 million during the second quarter of 2022, compared to the same quarter in 2021. The increase in margins was primarily driven by:

•A $2.3 million increase related to the new rates at MGU that went into effect in 2022.

•A $1.6 million increase related to higher retail sales volumes due to both colder weather in our Minnesota service territories and continued economic recovery during the second quarter of 2022, as compared to the same quarter in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $2.7 million during the second quarter of 2022, compared to the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $1.5 million increase in natural gas operations and customer service expense, driven by various operation and maintenance projects approved in MGU's rate case and higher labor and external contracting costs.

•A $0.8 million increase in depreciation and amortization related to continued capital investment.

06/30/2022 Form 10-Q	55	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment increased $1.7 million during the second quarter of 2022, compared with the same quarter in 2021, primarily due to the deferral of $1.2 million of interest expense in the second quarter of 2021, as approved by the MPSC to mitigate the impacts from delaying the filing of its 2021 rate case. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information. This deferred interest expense is now being amortized over a four-year period as a result of MGU's approved rate increase.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Equity in earnings of transmission affiliates	$43.0	$41.3	$1.7
Other income (expense), net	0.1	(0.1)	0.2
Interest expense	4.8	4.8	—
Income before income taxes	38.3	36.4	1.9

Income tax expense	9.3	9.4	0.1
Net income attributed to common shareholders	$29.0	$27.0	$2.0

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Operating income	$90.4	$86.8	$3.6

Interest expense	17.4	17.9	0.5
Income before income taxes	73.0	68.9	4.1

Income tax expense (benefit)	(7.3)	0.7	8.0
Net loss attributed to noncontrolling interests	—	0.6	(0.6)
Net income attributed to common shareholders	$80.3	$68.8	$11.5

Operating Income

Operating income at the non-utility energy infrastructure segment increased $3.6 million during the second quarter of 2022, compared with the same quarter in 2021. The increase was primarily due to a $3.7 million positive impact from a sharing arrangement with one of our Blooming Grove customers resulting from strong energy prices.

Income Tax Expense (Benefit)

At the non-utility energy infrastructure segment, $7.3 million of income tax benefit was recorded during the second quarter of 2022, compared with $0.7 million of income tax expense recorded during the same quarter in 2021. The change was primarily due to a $9.3 million increase in PTCs in 2022, driven by the Jayhawk wind park achieving commercial operation in December 2021, an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS, and higher generation at our other wind parks. This favorable change in the income tax benefit was partially offset by higher pre-tax earnings during the second quarter of 2022, compared with same quarter in 2021.

06/30/2022 Form 10-Q	56	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2022	2021	B (W)
Operating loss	$(5.8)	$(3.6)	$(2.2)

Other income (expense), net	(8.9)	19.9	(28.8)
Interest expense	24.6	24.6	—
Loss before income taxes	(39.3)	(8.3)	(31.0)

Income tax expense (benefit)	(10.0)	4.1	14.1
Net loss attributed to common shareholders	$(29.3)	$(12.4)	$(16.9)

Operating Loss

The operating loss at the corporate and other segment increased $2.2 million during the second quarter of 2022, compared with the same quarter in 2021. The higher operating loss was driven by $2.6 million of gains on land sales at Wispark during the second quarter of 2021, which did not reoccur in the second quarter of 2022.

Other Income (Expense), Net

The corporate and other segment had other expense, net of $8.9 million during the second quarter of 2022, compared with other income, net of $19.9 million during the same quarter in 2021. The $28.8 million decrease in other income was driven by a $9.7 million net loss from the investments held in the Integrys rabbi trust during the second quarter of 2022, compared with a $6.0 million net gain during the same quarter in 2021. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefits costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. A $13.7 million decrease in earnings from our equity method investments in technology and energy-focused investment funds also contributed to the decrease in other income.

Income Tax Expense (Benefit)

The corporate and other segment recorded a $10.0 million income tax benefit during the second quarter of 2022, compared with $4.1 million of income tax expense during the same quarter in 2021. The positive change in income taxes was driven by a higher pre-tax loss. Also contributing to the favorable change in the income tax benefit were a $2.0 million increase in excess tax benefits recognized related to stock option exercises and a $1.9 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, during the six months ended June 30, 2022, compared with the same period in 2021.

06/30/2022 Form 10-Q	57	WEC Energy Group, Inc.

SIX MONTHS ENDED JUNE 30, 2022

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2022 with the six months ended June 30, 2021, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2022	2021	B (W)
Wisconsin	$436.5	$402.8	$33.7
Illinois	169.8	155.7	14.1
Other states	34.2	27.2	7.0
Electric transmission	56.8	55.0	1.8
Non-utility energy infrastructure	171.8	140.2	31.6
Corporate and other	(15.7)	5.2	(20.9)
Net income attributed to common shareholders	$853.4	$786.1	$67.3

Diluted Earnings Per Share	$2.70	$2.49	$0.21

Earnings increased $67.3 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the $67.3 million increase in earnings were:

•A $33.7 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in natural gas margins related to higher retail sales volumes, primarily due to the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the six months ended June 30, 2022, compared with the same period in 2021. Also contributing to the increase in earnings was lower operation and maintenance expense, driven by the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies, and higher net credits from the non-service components of our net periodic pension and OPEB costs. The amortization of the regulatory liabilities was approved by the PSCW in order to forego filing for 2022 base rate increases. These increases in earnings were partially offset by higher depreciation and amortization and the negative impact from actual fuel and purchased power costs compared with costs collected in rates.

•A $31.6 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs during 2022, primarily due to the Jayhawk wind park that achieved commercial operation in December 2021, an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS, and higher generation at our other wind parks. Also contributing to the increase in net income was the recognition of revenue related to market settlements Upstream received from SPP in February 2021. Due to a complaint filed with the FERC, the revenue related to these settlements could not be recognized until the FERC issued an order denying the complaint in the first quarter of 2022.

•A $14.1 million increase in net income attributed to common shareholders at the Illinois segment, driven by a gain on the sale of certain real estate in Chicago, as well as higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and NSG's rate increase, effective September 15, 2021. These positive impacts were partially offset by increases in various operating expenses, including expenses related to the settlement of legal claims, charitable projects, and benefit costs.

These increases in earnings were partially offset by a $20.9 million decrease in earnings from the corporate and other segment, driven by net losses from the investments held in the Integrys rabbi trust during the first half of 2022, compared with net gains during the same period in 2021. A decrease in earnings from our equity method investments in technology and energy-focused investment funds also contributed to the decrease in earnings.

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

06/30/2022 Form 10-Q	58	WEC Energy Group, Inc.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30
(in millions)	2022	2021
Wisconsin	$806.8	$719.2
Illinois	260.1	243.1
Other states	50.9	38.9

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2022 Form 10-Q	59	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $436.5 million during the six months ended June 30, 2022, representing a $33.7 million, or 8.4%, increase over the same period in 2021. The higher earnings were driven by an increase in natural gas margins related to higher retail sales volumes, primarily due to the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the six months ended June 30, 2022, compared with the same period in 2021. Also contributing to the increase in earnings was lower operation and maintenance expense, driven by the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies, and higher net credits from the non-service components of our net periodic pension and OPEB costs. The amortization of the regulatory liabilities was approved by the PSCW in order to forego filing for 2022 base rate increases. These increases in earnings were partially offset by higher depreciation and amortization and the negative impact from actual fuel and purchased power costs compared with costs collected in rates.

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Electric revenues	$2,418.5	$2,193.8	$224.7
Fuel and purchased power	879.8	695.5	(184.3)
Total electric margins	1,538.7	1,498.3	40.4

Natural gas revenues	1,081.2	845.4	235.8
Cost of natural gas sold	706.0	504.3	(201.7)
Total natural gas margins	375.2	341.1	34.1

Total electric and natural gas margins	1,913.9	1,839.4	74.5

Other operation and maintenance	650.5	688.0	37.5
Depreciation and amortization	374.8	356.0	(18.8)
Property and revenue taxes	81.8	76.2	(5.6)
Operating income	806.8	719.2	87.6

Other income, net	46.9	35.3	11.6
Interest expense	271.9	279.9	8.0
Income before income taxes	581.8	474.6	107.2

Income tax expense	144.7	71.2	(73.5)
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$436.5	$402.8	$33.7

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$318.7	$303.4	$(15.3)
Transmission (1)	215.3	255.3	40.0
Regulatory amortizations and other pass through expenses (2)	72.4	70.5	(1.9)
We Power (3)	54.9	58.8	3.9
Earnings sharing mechanism (4)	(10.8)	—	10.8
Total other operation and maintenance	$650.5	$688.0	$37.5

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2022 and 2021, $256.6 million and $255.4 million, respectively, of costs were billed to our electric utilities by transmission providers.

During the six months ended June 30, 2022, WE and WPS amortized $40.5 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the decrease in transmission expense during the six months ended June 30, 2022, compared with the same period in 2021.

06/30/2022 Form 10-Q	60	WEC Energy Group, Inc.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the six months ended June 30, 2022 and 2021, $50.9 million and $51.6 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)Represents amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	5,501.1	5,464.4	36.7
Small commercial and industrial (1)	6,312.1	6,171.9	140.2
Large commercial and industrial (1)	5,970.5	6,126.6	(156.1)
Other	69.1	73.6	(4.5)
Total retail (1)	17,852.8	17,836.5	16.3
Wholesale	1,357.9	1,437.4	(79.5)
Resale	2,094.2	3,282.2	(1,188.0)
Total sales in MWh (1)	21,304.9	22,556.1	(1,251.2)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	741.2	658.4	82.8
Commercial and industrial	452.6	386.6	66.0
Total retail	1,193.8	1,045.0	148.8
Transportation	767.6	738.4	29.2
Total sales in therms	1,961.4	1,783.4	178.0

	Six Months Ended June 30
	Degree Days
Weather	2022	2021	B (W)
WE and WG (1)
Heating (4,190 Normal)	4,165	3,858	8.0%
Cooling (171 Normal)	259	303	(14.5)%

WPS (2)
Heating (4,610 Normal)	4,751	4,336	9.6%
Cooling (144 Normal)	249	242	2.9%

UMERC (3)
Heating (5,157 Normal)	5,571	4,883	14.1%
Cooling (82 Normal)	115	156	(26.3)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

06/30/2022 Form 10-Q	61	WEC Energy Group, Inc.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Revenues

Electric revenues increased $224.7 million during the six months ended June 30, 2022, compared with the same period in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $40.4 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the higher electric utility margins were:

•A $54.1 million increase in margins related to the impact of unprotected excess deferred taxes during the six months ended June 30, 2021, which we agreed to return to customers in our PSCW-approved rate orders. This increase in margins is offset in income taxes.

•A $5.3 million increase in securitization revenues received during the six months ended June 30, 2022, compared with the same period in 2021, related to an environmental control charge collected from WE's retail electric distribution customers on behalf of WEPCo Environmental Trust. WE began assessing this charge in June 2021, subsequent to the issuance of the ETBs by WEPCo Environmental Trust in May 2021, in accordance with a November 2020 PSCW financing order. These revenues are offset in depreciation and amortization as well as interest expense.

•A $4.9 million net increase in margins related to higher retail sales volumes, driven by the impact of favorable weather during the six months ended June 30, 2022, compared with the same period in 2021. As measured by heating degree days, the six months ended June 30, 2022 were 8.0% and 9.6% colder than the same period in 2021 in the Milwaukee area and Green Bay area, respectively.

These increases in margins were partially offset by:

•An $18.4 million period-over-period negative impact from actual fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•Lower margins of $7.4 million driven by the expiration of certain wholesale contracts.

Natural Gas Revenues

Natural gas revenues increased $235.8 million during the six months ended June 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 23% during the six months ended June 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $34.1 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the higher natural gas utility margins were:

•A $29.7 million increase in margins from higher sales volumes, primarily driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the six months ended June 30, 2022, compared with the same period in 2021.

06/30/2022 Form 10-Q	62	WEC Energy Group, Inc.

•A $5.0 million increase in margins related to amortization of a certain portion of WG's regulatory liability consisting of credit balances associated with the escrow of natural gas storage service costs from Bluewater Gas Storage, LLC. In September 2021, the PSCW issued a written order for our Wisconsin utilities approving certain accounting treatments to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment decreased $13.1 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the decrease in operating expenses were:

•A $40.0 million decrease in transmission expense driven by the amortization of a certain portion of WE's and WPS's regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $10.8 million decrease in expense driven by the amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $3.9 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $2.1 million decrease related to a gain on land sales during the six months ended June 30, 2022, compared with the same period in 2021.

These decreases in operating expenses were partially offset by:

•An $18.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan, an increase related to the We Power leases, and an increase related to securitization amortization, which is offset in revenues. These increases were partially offset by $5.1 million of deferred depreciation related to capital investments made by WG since it's last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases.

•An $18.7 million increase in electric and natural gas distribution expenses, primarily driven by higher storm restoration expense during the six months ended June 30, 2022, and higher costs to maintain system reliability.

•A $5.6 million increase in property and revenue taxes, driven by higher gross receipt taxes.

Other Income, Net

Other income, net at the Wisconsin segment increased $11.6 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $8.0 million during the six months ended June 30, 2022, compared with the same period in 2021, primarily due to the deferral of interest expense related to capital investments made by WG since its last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for a 2022 base rate increase. Also contributing to the decrease was lower interest expense on finance lease liabilities, primarily related to the WE Power leases, as finance lease liabilities decrease each year as payments are made.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $73.5 million during the six months ended June 30, 2022, compared with the same period in 2021. The increase was primarily due to an approximate $50 million negative impact related to the lower period-over-period amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the

06/30/2022 Form 10-Q	63	WEC Energy Group, Inc.

unprotected excess deferred tax benefits in 2021 from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. Also contributing to the increase was higher pre-tax income in 2022.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $169.8 million during the six months ended June 30, 2022, representing a $14.1 million, or 9.1%, increase over the same period in 2021. The increase was driven by a gain on the sale of certain real estate in Chicago, as well as higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and NSG's rate increase, effective September 15, 2021. These positive impacts were partially offset by increases in various operating expenses, including expenses related to the settlement of legal claims, charitable projects, and benefit costs.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$1,124.5	$978.9	$145.6
Cost of natural gas sold	536.6	$412.6	(124.0)
Total natural gas margins	587.9	$566.3	21.6

Other operation and maintenance	192.7	200.1	7.4
Depreciation and amortization	114.2	106.7	(7.5)
Property and revenue taxes	20.9	16.4	(4.5)
Operating income	260.1	243.1	17.0

Other income, net	8.7	3.1	5.6
Interest expense	35.7	33.1	(2.6)
Income before income taxes	233.1	213.1	20.0

Income tax expense	63.3	57.4	(5.9)
Net income attributed to common shareholders	$169.8	$155.7	$14.1

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in the line items below	$123.8	$135.5	$11.7
Riders (1)	69.9	65.8	(4.1)
Regulatory amortizations (1)	(1.0)	(1.2)	(0.2)
Total other operation and maintenance	$192.7	$200.1	$7.4

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	575.0	529.6	45.4
Commercial and industrial	225.4	202.0	23.4
Total retail	800.4	731.6	68.8
Transportation	492.6	456.5	36.1
Total sales in therms	1,293.0	1,188.1	104.9

06/30/2022 Form 10-Q	64	WEC Energy Group, Inc.

	Six Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (3,819 Normal)	3,931	3,655	7.6%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $145.6 million during the six months ended June 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 19% during the six months ended June 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $4.1 million impact of the riders referenced in the table above, increased $17.5 million during the six months ended June 30, 2022, compared with the same period in 2021. The increase in margins was primarily driven by:

•A $12.4 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

•A $7.7 million increase related to the impact of the NSG rate order approved by the ICC, effective September 15, 2021, which includes the Variable Income Tax Adjustment Rider in base rates.

•A $3.3 million increase in the invested capital tax adjustment rider, which did not impact net income as it was offset in property and revenue taxes. The invested capital tax adjustment rider is a mechanism that allows PGL and NSG to recover or refund the difference between the cost of invested capital tax incurred and the amount collected through base rates.

These increases in natural gas utility margins were partially offset by a $5.6 million decrease in fixed charges.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $0.5 million, net of the $4.1 million impact of the riders referenced in the table above, during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the increase in operating expenses were:

•An $11.4 million increase in expenses associated with the settlement of legal claims.

•A $10.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

•An $8.9 million increase in benefit costs, primarily due to higher pension and stock-based compensation costs.

•A $7.5 million increase in depreciation expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $5.1 million increase in natural gas distribution and maintenance costs.

•A $4.7 million increase in costs associated with maintenance at the Manlove Gas Storage Field.

•A $4.5 million increase in property and revenue taxes, primarily driven by an increase in the invested capital tax related to continued capital investment. This increase was offset in natural gas utility margins.

06/30/2022 Form 10-Q	65	WEC Energy Group, Inc.

These increases in operating expenses were offset by a $54.5 million pre-tax gain on the sale of certain real estate in Chicago.

Other Income, Net

Other income, net at the Illinois segment increased $5.6 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense at the Illinois segment increased $2.6 million during the six months ended June 30, 2022, compared with the same period in 2021, primarily due to $225.0 million of long-term debt issuances in November 2021.

Income Tax Expense

Income tax expense at the Illinois segment increased $5.9 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $34.2 million during the six months ended June 30, 2022, representing a $7.0 million, or 25.7%, increase over the same period in 2021. The increase was driven by higher natural gas margins due to a rate increase at MGU, effective January 1, 2022, and higher sales volumes during the first half of 2022, compared with the same period in 2021. These positive impacts were partially offset by increases in operating expenses, as well as interest expense, as discussed below.

Since the majority of MERC and MGU customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$340.8	$305.4	$35.4
Cost of natural gas sold	212.7	194.1	(18.6)
Total natural gas margins	128.1	111.3	16.8

Other operation and maintenance	47.5	44.4	(3.1)
Depreciation and amortization	20.2	18.6	(1.6)
Property and revenue taxes	9.5	9.4	(0.1)
Operating income	50.9	38.9	12.0

Other income, net	1.1	0.5	0.6
Interest expense	6.5	3.0	(3.5)
Income before income taxes	45.5	36.4	9.1

Income tax expense	11.3	9.2	(2.1)
Net income attributed to common shareholders	$34.2	$27.2	$7.0

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line item below	$36.3	$32.6	$(3.7)
Regulatory amortizations and other pass through expenses (1)	11.2	11.8	0.6
Total other operation and maintenance	$47.5	$44.4	$(3.1)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2022 Form 10-Q	66	WEC Energy Group, Inc.

The following tables provide information on sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	224.6	192.5	32.1
Commercial and industrial	140.8	110.8	30.0
Total retail	365.4	303.3	62.1
Transportation	425.9	405.0	20.9
Total sales in therms	791.3	708.3	83.0

	Six Months Ended June 30
	Degree Days
Weather (1)	2022	2021	B (W)
MERC
Heating (4,914 Normal)	5,424	4,696	15.5%

MGU
Heating (3,934 Normal)	4,030	3,824	5.4%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues increased $35.4 million during the six months ended June 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $16.8 million during the six months ended June 30, 2022, compared with the same period in 2021. The increase in margins was primarily driven by:

•An $8.8 million increase related to the new rates at MGU that went into effect in 2022.

•A $6.0 million increase related to higher sales volumes due to both continued economic recovery and colder weather during the six months ended June 30, 2022, as compared to the same period in 2021.

•A $1.5 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $4.8 million during the six months ended June 30, 2022, compared with the same period in 2021. The significant factors impacting the increase in operating expenses were:

•A $2.2 million increase in natural gas operations and customer service expense, driven by various operation and maintenance projects approved in MGU's rate case and higher labor and external contracting costs.

•A $1.6 million increase in depreciation and amortization related to continued capital investment.

06/30/2022 Form 10-Q	67	WEC Energy Group, Inc.

•A $1.5 million increase in operation and maintenance expense related to MERC's CIP program, which has an offsetting increase in margins.

These increases in operating expenses were partially offset by a $2.2 million decrease in bad debt expense related to improvement in past due receivables.

Interest Expense

Interest expense at the other states segment increased $3.5 million during the six months ended June 30, 2022, compared with the same period in 2021, primarily due to the deferral of $2.4 million of interest expense during the first six months of 2021, as approved by the MPSC to mitigate the impacts from delaying the filing of its 2021 rate case. This deferred interest expense is now being amortized over a four-year period as a result of MGU's approved rate increase.

Income Tax Expense

Income tax expense at the other states segment increased $2.1 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by an increase in pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Equity in earnings of transmission affiliates	$84.7	$83.9	$0.8
Interest expense	9.7	9.7	—
Income before income taxes	75.0	74.2	0.8

Income tax expense	18.2	19.2	1.0
Net income attributed to common shareholders	$56.8	$55.0	$1.8

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Operating income	$196.0	$176.2	$19.8

Interest expense	34.6	35.9	1.3
Income before income taxes	161.4	140.3	21.1

Income tax expense (benefit)	(12.2)	0.8	13.0
Net (income) loss attributed to noncontrolling interests	(1.8)	0.7	(2.5)
Net income attributed to common shareholders	$171.8	$140.2	$31.6

Operating Income

Operating income at the non-utility energy infrastructure segment increased $19.8 million during the six months ended June 30, 2022, compared with the same period in 2021. The increase was primarily due to the recognition of $15.2 million in revenue related to our Upstream wind park in the first quarter of 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until FERC issued an order denying that complaint in the first quarter of 2022. In addition, there was a $6.1 million positive impact from a sharing arrangement with one of our Blooming Grove customers resulting from strong energy prices.

06/30/2022 Form 10-Q	68	WEC Energy Group, Inc.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $1.3 million during six months ended June 30, 2022, compared with the same period in 2021, primarily due to a lower principal balance as a result of the semi-annual principal payments on long-term debt.

Income Tax Expense (Benefit)

At the non-utility energy infrastructure segment, $12.2 million of income tax benefit was recorded during the six months ended June 30, 2022, compared with $0.8 million of income tax expense recorded during the same period in 2021. The change was primarily due to an $18.5 million increase in PTCs in 2022, driven by the Jayhawk wind park that achieved commercial operation in December 2021, an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS, and higher generation at our other wind parks. This favorable change in the income tax benefit was partially offset by higher pre-tax earnings during the six months ended June 30, 2022.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2022	2021	B (W)
Operating loss	$(6.3)	$(8.5)	$2.2

Other income, net	3.0	33.7	(30.7)
Interest expense	47.2	48.8	1.6
Loss before income taxes	(50.5)	(23.6)	(26.9)

Income tax benefit	(34.8)	(28.8)	6.0
Net income (loss) attributed to common shareholders	$(15.7)	$5.2	$(20.9)

Operating Loss

The operating loss at the corporate and other segment decreased $2.2 million during the six months ended June 30, 2022, compared with the same period in 2021. The lower operating loss was driven by a decrease in benefit costs related to deferred compensation, which is partially offset by increased losses from the investments held in the Integrys rabbi trust. These investment losses are included in the other income, net line item discussed below.

Other Income, Net

Other income, net at the corporate and other segment decreased $30.7 million during the six months ended June 30, 2022, compared with the same period in 2021. The decrease was driven by a $14.4 million net loss from the investments held in the Integrys rabbi trust during the first half of 2022, compared with a $10.6 million net gain during the same period in 2021. An $8.1 million decrease in earnings from our equity method investments in technology and energy-focused investment funds also contributed to the lower other income, net.

Interest Expense

Interest expense at the corporate and other segment decreased $1.6 million during six months ended June 30, 2022, compared with the same period in 2021, as we refinanced long-term debt obligations during the fourth quarter of 2021 in order to take advantage of lower interest rates. This decrease is partially offset by an increase in short-term debt, driven by higher interest rates, compared with the same period in 2021.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $6.0 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by a higher pre-tax loss. Also contributing to the increase in the income tax benefit was a $4.4 million increase in excess tax benefits recognized related to stock option exercises and a $1.5 million increase in the

06/30/2022 Form 10-Q	69	WEC Energy Group, Inc.

interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, during the six months ended June 30, 2022, compared with the same period in 2021. These increases in income tax benefits were partially offset by $8.2 million of uncertain tax positions in the first quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$1,762.6	$1,226.2	$536.4
Investing activities	(937.5)	(1,074.6)	137.1
Financing activities	(807.7)	(124.5)	(683.2)

Operating Activities

Net cash provided by operating activities increased $536.4 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•A $690.2 million increase in cash from higher overall collections from customers as a result of an increase in sales volumes during the six months ended June 30, 2022, compared with the same period in 2021, driven by colder weather and the continued economic recovery from the COVID-19 pandemic. We also over-collected natural gas costs during the six months ended June 30, 2022, due to these costs being lower than what was anticipated in rates. In addition, we continued to recover on the natural gas costs we under-collected from our Illinois and Minnesota customers related to the extreme weather conditions that occurred in February 2021, in accordance with orders from the ICC and MPUC, respectively. See Note 23, Regulatory Environment, for more information on the recovery of these natural gas costs.

•A $173.6 million increase in cash due to realized gains on derivative instruments as well as higher collateral received from counterparties during the six months ended June 30, 2022, both driven by higher natural gas prices.

These increases in net cash provided by operating activities were partially offset by:

•A $177.5 million decrease in cash from higher payments for fuel and purchased power at our plants during the six months ended June 30, 2022, compared with the same period in 2021. Our plants incurred higher fuel costs during the six months ended June 30, 2022, as a result of an increase in the price of natural gas.

•A $107.3 million decrease in cash from higher payments for other operation and maintenance expenses. During the six months ended June 30, 2022, our payments were higher for storm restoration, benefit costs, natural gas distribution and maintenance costs, and natural gas storage maintenance costs.

•A $35.3 million decrease in cash related to higher payments for environmental remediation from work completed on former manufactured gas plant sites during the six months ended June 30, 2022, compared with the same period in 2021.

06/30/2022 Form 10-Q	70	WEC Energy Group, Inc.

Investing Activities

Net cash used in investing activities decreased $137.1 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•The acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.7 million. See Note 2, Acquisitions, for more information. There were no acquisitions during the same period in 2022.

•A $44.2 million increase in proceeds from the sale of assets during the six months ended June 30, 2022, compared with the same period in 2021.

•Insurance proceeds of $41.3 million received during the six months ended June 30, 2022 for property damage, primarily related to the PSB water damage claim. See Note 7, Property, Plant, and Equipment, for more information.

These decreases in net cash used in investing activities were partially offset by:

•Capital contributions paid to transmission affiliates of $30.3 million during the six months ended June 30, 2022. See Note 18, Investment in Transmission Affiliates, for more information. There were no payments to transmission affiliates during the same period in 2021.

•An $18.7 million increase in cash paid for capital expenditures during the six months ended June 30, 2022, compared with the same period in 2021, which is discussed in more detail below.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2022	2021	Change in 2022 Over 2021
Wisconsin	$716.2	$632.5	$83.7
Illinois	232.9	251.1	(18.2)
Other states	36.3	36.0	0.3
Non-utility energy infrastructure	36.8	84.8	(48.0)
Corporate and other	6.6	5.7	0.9
Total capital expenditures	$1,028.8	$1,010.1	$18.7

The increase in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2022, compared with the same period in 2021, was primarily driven by higher payments for capital expenditures related to Paris, the new natural gas-fired generation facility being constructed at the Weston power plant, WG's LNG facility, and renewable energy projects. These increases were partially offset by lower capital expenditures related to the restoration of WE's PSB and upgrades to WE's and WPS's natural gas and electric distribution systems. See Note 7, Property, Plant, and Equipment, for more information on the PSB.

The decrease in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2022, compared with the same period in 2021, was primarily driven by lower capital expenditures related to upgrades at the Manlove Gas Storage Field, partially offset by increased capital expenditures for upgrades to PGL's natural gas distribution system.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during the six months ended June 30, 2022, compared with the same period in 2021, was primarily driven by lower capital expenditures related to the construction of Jayhawk, which went into commercial operation in December 2021. See Note 2, Acquisitions, for more information about Jayhawk.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

06/30/2022 Form 10-Q	71	WEC Energy Group, Inc.

Financing Activities

Net cash used in financing activities increased $683.2 million during the six months ended June 30, 2022, compared with the same period in 2021, driven by:

•A $1,018.8 million decrease in cash due to the issuance of long-term debt during the six months ended June 30, 2021. We did not issue any long-term debt during the same period in 2022.

•A $256.9 million decrease in cash due to higher net repayments of commercial paper during the six months ended June 30, 2022, compared with the same period in 2021.

•A $37.1 million decrease in cash due to an increase in common stock purchased during the six months ended June 30, 2022, compared with the same period in 2021, to satisfy requirements of our stock-based compensation plans.

•A $31.5 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2022, compared with the same period in 2021. In January 2022, our Board of Directors increased our quarterly dividend by $0.05 per share (7.4%) effective with the March 2022 dividend payment.

These increases in net cash used in financing activities were partially offset by:

•A $340.0 million increase in cash due to a repayment of a 364-day term loan during the six months ended June 30, 2021. We did not repay any loans during the same period in 2022.

•A $292.1 million increase in cash due to a decrease in retirements of long-term debt during the six months ended June 30, 2022, compared with the same period in 2021.

•A $19.0 million increase in cash proceeds related to stock options exercised during the six months ended June 30, 2022, compared with the same period in 2021.

Significant Financing Activities

For more information on our financing activities, see Note 9, Short-Term Debt and Lines of Credit.

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

06/30/2022 Form 10-Q	72	WEC Energy Group, Inc.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, the COVID-19 pandemic, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 21, Commitments and Contingencies.

(in millions)	2022 (1)	2023	2024
Wisconsin	$2,131.7	$2,148.0	$2,114.1
Illinois	573.1	586.8	635.0
Other states	119.1	103.6	106.4
Non-utility energy infrastructure	870.8	325.7	297.5
Corporate and other	22.0	17.5	4.3
Total	$3,716.7	$3,181.6	$3,157.3

(1)This includes actual capital expenditures already incurred in 2022, as well as estimated capital expenditures for the remainder of the year.

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure and system hardening and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

We are committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•We have received approval to invest in 100 MW of utility-scale solar within our Wisconsin segment. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be approximately $151 million. Commercial operation of Badger Hollow II is targeted for the first half of 2023.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $390 million, with construction of the solar portion expected to be completed in 2023.

•WE and WPS have received approval to accelerate capital investments in two wind parks. The investment is expected to be approximately $154 million to repower major components of Blue Sky Green Field Wind Park and Crane Creek Wind Park, which are expected to be completed by the end of 2022.

•In March 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $400 million, with construction of the solar portion expected to be completed in 2024.

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

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MW of solar

06/30/2022 Form 10-Q	73	WEC Energy Group, Inc.

generation and 149 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $585 million, with construction of the solar portion expected to be completed in 2025.

•WE and WPS received PSCW approval to construct 128 MWs of natural gas-fired generation at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. We estimate the cost of this project to be approximately $170 million, with construction expected to be completed in 2023.

•In November 2021, WE and WPS signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. In December 2021, WE and WPS filed an application with the PSCW for approval to acquire Whitewater. If approved, the cost of this facility will be $72.7 million, with the transaction expected to close in early 2023.

•In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, WPS or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, our share of the cost of this ownership interest is approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, WPS could exercise a second option to acquire an additional 100 MW of capacity.

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates identified above already reflect some of these impacts.

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

Long-Term Debt

There were no material changes in our outstanding long-term debt during the six months ended June 30, 2022.

Common Stock Dividends

Our current quarterly dividend rate is $0.7275 per share, which equates to an annual dividend of $2.91 per share. For information related to our most recent common stock dividend declared, see Note 8, Common Equity.

06/30/2022 Form 10-Q	74	WEC Energy Group, Inc.

Other Significant Cash Requirements

See Note 21, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2022.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 9, Short-Term Debt and Lines of Credit, Note 15, Guarantees, and Note 20, Variable Interest Entities.

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

The issuance of securities by our utility companies is subject to the approval of the applicable state commissions or FERC. Additionally, with respect to the public offering of securities, WEC Energy Group, WE, and WPS file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities authorized by the appropriate regulatory authorities, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.

At June 30, 2022, our current liabilities exceeded our current assets by $1,175.3 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $1,470.9 million under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 9, Short-Term Debt and Lines of Credit, for more information about our credit facilities and commercial paper.

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

06/30/2022 Form 10-Q	75	WEC Energy Group, Inc.

of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2021 Annual Report on Form 10-K.

Capitalization Structure

The following table shows our capitalization structure as of June 30, 2022, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$11,290.6	$11,540.6
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	13,697.8	13,447.8
Short-term debt	1,629.1	1,629.1
Total capitalization	$26,647.9	$26,647.9

Total debt	$15,326.9	$15,076.9

Ratio of debt to total capitalization	57.5%	56.6%

Included in long-term debt on our balance sheet as of June 30, 2022, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At June 30, 2022, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, in our 2021 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at June 30, 2022, it could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2022 Form 10-Q	76	WEC Energy Group, Inc.

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

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB Accounting Standard Codification. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of June 30, 2022, our regulatory assets were $3,278.9 million, and our regulatory liabilities were $4,084.0 million.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2022, PGL filed its 2021 reconciliation with the ICC, which, along with the 2020, 2019, 2018, 2017, and 2016 reconciliations, are still pending. As of June 30, 2022, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 23, Regulatory Environment, in this report, and Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

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

06/30/2022 Form 10-Q	77	WEC Energy Group, Inc.

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

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related timing and cost of solar projects included in our capital plan.

United States Department of Commerce Complaints

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In November 2021, the DOC rejected this petition. In denying the petition, the DOC cited the anonymous group’s refusal of the DOC’s request to provide more detail and identify its members due to concerns about retribution from the dominant Chinese solar industry.

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by the DOC in November 2021, there are notable differences. The group added Cambodia to the petition and is requesting that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. A DOC decision is expected by January 2023. If the DOC determines that the petition has merit, it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs are expected to further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

In June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. The moratorium comes as a direct response to concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry. As the DOC will continue its investigation discussed above, companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from any retroactive tariffs that previously could have applied. The Biden Administration also announced that it will invoke the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

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

06/30/2022 Form 10-Q	78	WEC Energy Group, Inc.

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

06/30/2022 Form 10-Q	79	WEC Energy Group, Inc.

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

06/30/2022 Form 10-Q	80	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2022 Form 10-Q	81	WEC Energy Group, Inc.

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

Employee Retirement Savings Plan Matter

In May 2022, a putative class action, Munt, et al. v. WEC Energy Group, Inc., et al., was filed in the United States District Court for the Eastern District of Wisconsin - Milwaukee Division. The plaintiffs allege that WEC Energy Group, members of its Board of Directors, and others breached their fiduciary duties with respect to the operation and oversight of the Employee Retirement Saving Plan (the “Plan”) in violation of the Employee Retirement Income Security Act of 1974, as amended. The class is alleged to be participants in the Plan from May 10, 2016 through the date of judgment. The complaint seeks injunctive relief, damages, interest, costs, and attorneys' fees. The Company intends to vigorously defend against the allegations made in this lawsuit. Management is currently not in a position to assess the probability of an adverse outcome or reasonably estimate the amount of any potential loss at this time with respect to this lawsuit.

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

PGL and the AG agreed to the terms of a final consent order, which was entered by the court in June 2022. PGL has agreed to pay an aggregate of $575,000, including a civil penalty of $175,000. The consent order also requires PGL to complete the GMZ and to continue to provide methane detection devices, bottled water and gas/water separators to affected homeowners, as defined in the final consent order, until certain conditions are satisfied.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

06/30/2022 Form 10-Q	82	WEC Energy Group, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities
2022	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	—	—	$—
May 1 – May 31	—	—	—	—
June 1 – June 30	5,304	$104.92	—	—
Total (1)	5,304	$104.92	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2022 Form 10-Q	83	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2022	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2022 Form 10-Q	84	WEC Energy Group, Inc.