Form 10-Q
period 2022-09-30
WEC ENERGY GROUP, INC.
filed 2022-11-03
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2022):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

09/30/2022 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IEPA	Illinois Environmental Protection Agency
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available

09/30/2022 Form 10-Q	ii	WEC Energy Group, Inc.

CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GMZ	Groundwater Management Zone
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
VN	Violation Notice
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Dth	Dekatherm
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AD/CVD	Antidumping and Countervailing Duties
AG	Attorney General
AMI	Advanced Metering Infrastructure
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CIP	Conservation Improvement Program
COVID-19	Coronavirus Disease – 2019
Crane Creek	Crane Creek Wind Park
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
DER	Distributed Energy Resource
EGU	Electric Generating Unit
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 – Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
GUIC	Gas Utility Infrastructure Cost
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center LLC
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement

09/30/2022 Form 10-Q	iii	WEC Energy Group, Inc.

PSB	Public Service Building
PTC	Production Tax Credit
PWGS	Port Washington Generation Station
QIP	Qualifying Infrastructure Plant
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Sapphire Sky	Sapphire Sky Wind Energy LLC
SIP	State Implementation Plan
SMP	Safety Modernization Program
SPP	Southwest Power Pool, Inc.
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
TPTFA	Third-Party Transaction Fee Adjustment
Two Creeks	Two Creeks Solar Park
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

09/30/2022 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2021 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility and non-utility energy infrastructure operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, and electric transmission or natural gas pipeline system constraints;

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the expiration and non-renewal of the QIP rider, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs;

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

09/30/2022 Form 10-Q	1	WEC Energy Group, Inc.

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

09/30/2022 Form 10-Q	2	WEC Energy Group, Inc.

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

09/30/2022 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2022	2021	2022	2021
Operating revenues	$2,003.0	$1,746.5	$7,039.0	$6,114.1

Operating expenses
Cost of sales	805.1	560.7	3,123.5	2,352.2
Other operation and maintenance	454.3	473.7	1,357.7	1,417.4
Depreciation and amortization	280.3	271.6	838.0	799.2
Property and revenue taxes	59.1	50.5	176.0	157.2
Total operating expenses	1,598.8	1,356.5	5,495.2	4,726.0

Operating income	404.2	390.0	1,543.8	1,388.1

Equity in earnings of transmission affiliates	63.7	42.3	148.4	126.2
Other income, net	34.7	25.2	94.1	97.7
Interest expense	127.5	118.0	364.9	357.5
Other expense	(29.1)	(50.5)	(122.4)	(133.6)

Income before income taxes	375.1	339.5	1,421.4	1,254.5
Income tax expense	73.4	50.8	263.9	179.8
Net income	301.7	288.7	1,157.5	1,074.7

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net (income) loss attributed to noncontrolling interests	0.6	1.6	(1.2)	2.3
Net income attributed to common shareholders	$302.0	$290.0	$1,155.4	$1,076.1

Earnings per share
Basic	$0.96	$0.92	$3.66	$3.41
Diluted	$0.96	$0.92	$3.65	$3.40

Weighted average common shares outstanding
Basic	315.4	315.4	315.4	315.4
Diluted	316.2	316.3	316.2	316.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2022	2021	2022	2021
Net income	$301.7	$288.7	$1,157.5	$1,074.7

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized net derivative (gain) loss to net income, net of tax expense (benefit) of $(0.1), $0.5, $(0.2), and $1.2, respectively	—	0.9	(0.1)	2.9

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	0.1	0.1	0.3

Other comprehensive income, net of tax	—	1.0	—	3.2

Comprehensive income	301.7	289.7	1,157.5	1,077.9

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive (income) loss attributed to noncontrolling interests	0.6	1.6	(1.2)	2.3
Comprehensive income attributed to common shareholders	$302.0	$291.0	$1,155.4	$1,079.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$28.5	$16.3
Accounts receivable and unbilled revenues, net of reserves of $168.5 and $198.3, respectively	1,321.8	1,505.7
Materials, supplies, and inventories	924.6	635.8
Prepaid taxes	124.3	182.1
Other prepayments	32.2	63.4
Derivative assets	191.0	107.0
Other	148.6	146.4
Current assets	2,771.0	2,656.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $10,348.8 and $9,889.3, respectively	28,575.3	26,982.4
Regulatory assets (September 30, 2022 and December 31, 2021 include $94.0 and $100.7, respectively, related to WEPCo Environmental Trust)	3,164.2	3,264.8
Equity investment in transmission affiliates	1,875.9	1,789.4
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	965.8	881.3
Other	356.0	361.1
Long-term assets	37,990.0	36,331.8
Total assets	$40,761.0	$38,988.5

Liabilities and Equity
Current liabilities
Short-term debt	$1,259.5	$1,897.0
Current portion of long-term debt (September 30, 2022 and December 31, 2021 each include $8.8, respectively, related to WEPCo Environmental Trust)	167.2	169.4
Accounts payable	1,158.0	1,005.7
Customer credit balances	170.9	140.4
Other	614.1	540.5
Current liabilities	3,369.7	3,753.0

Long-term liabilities
Long-term debt (September 30, 2022 and December 31, 2021 include $98.5 and $102.7, respectively, related to WEPCo Environmental Trust)	14,910.7	13,523.7
Deferred income taxes	4,524.9	4,308.5
Deferred revenue, net	374.2	389.2
Regulatory liabilities	3,947.0	3,946.0
Environmental remediation liabilities	497.7	532.6
Pension and OPEB obligations	217.7	219.0
Other	1,323.0	1,203.2
Long-term liabilities	25,795.2	24,122.2

Commitments and contingencies (Note 22)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,113.5	4,138.1
Retained earnings	7,242.0	6,775.1
Accumulated other comprehensive loss	(3.2)	(3.2)
Common shareholders' equity	11,355.5	10,913.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	210.2	169.7
Total liabilities and equity	$40,761.0	$38,988.5
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2022	2021
Operating activities
Net income	$1,157.5	$1,074.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	838.0	799.2
Deferred income taxes and ITCs, net	187.8	158.0
Contributions and payments related to pension and OPEB plans	(11.6)	(11.3)
Equity income in transmission affiliates, net of distributions	(47.1)	(27.0)
Change in –
Accounts receivable and unbilled revenues, net	150.9	162.4
Materials, supplies, and inventories	(288.8)	(117.1)
Prepaid taxes	57.8	37.7
Other prepayments	31.6	30.0
Amounts recoverable from customers	15.3	(119.4)
Other current assets	(1.5)	13.8
Accounts payable	82.2	(15.1)
Other current liabilities	68.5	107.5
Other, net	(181.1)	(86.7)
Net cash provided by operating activities	2,059.5	2,006.7

Investing activities
Capital expenditures	(1,700.7)	(1,627.9)
Acquisition of Thunderhead, net of cash acquired of $0.5	(362.9)	—
Acquisition of Jayhawk	—	(119.8)
Capital contributions to transmission affiliates	(39.4)	—
Proceeds from the sale of assets	69.0	21.6
Proceeds from the sale of investments held in rabbi trust	15.4	12.7
Insurance proceeds received for property damage	41.6	—
Payments for ATC's construction costs that will be reimbursed	(20.6)	(2.2)
Other, net	11.7	26.9
Net cash used in investing activities	(1,985.9)	(1,688.7)

Financing activities
Exercise of stock options	33.1	6.5
Purchase of common stock	(68.3)	(15.7)
Dividends paid on common stock	(688.5)	(641.2)
Issuance of long-term debt	1,400.0	1,018.8
Retirement of long-term debt	(64.9)	(356.2)
Repayment of short-term loan	—	(340.0)
Change in commercial paper	(640.2)	71.5
Other, net	(16.3)	(25.1)
Net cash used in financing activities	(45.1)	(281.4)

Net change in cash, cash equivalents, and restricted cash	28.5	36.6
Cash, cash equivalents, and restricted cash at beginning of period	87.5	72.6
Cash, cash equivalents, and restricted cash at end of period	$116.0	$109.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	565.9	—	565.9	—	—	565.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.8	1.8
Common stock dividends of $0.7275 per share	—	—	(229.6)	—	(229.6)	—	—	(229.6)
Exercise of stock options	—	11.8	—	—	11.8	—	—	11.8
Purchase of common stock	—	(23.4)	—	—	(23.4)	—	—	(23.4)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.4	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2022	$3.2	$4,131.8	$7,111.4	$(3.2)	$11,243.2	$30.4	$170.9	$11,444.5
Net income attributed to common shareholders	—	—	287.5	—	287.5	—	—	287.5
Common stock dividends of $0.7275 per share	—	—	(229.4)	—	(229.4)	—	—	(229.4)
Exercise of stock options	—	11.2	—	—	11.2	—	—	11.2
Purchase of common stock	—	(25.0)	—	—	(25.0)	—	—	(25.0)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Stock-based compensation and other	—	3.1	—	—	3.1	—	(0.2)	2.9
Balance at June 30, 2022	$3.2	$4,121.1	$7,169.5	$(3.2)	$11,290.6	$30.4	$169.6	$11,490.6
Net income attributed to common shareholders	—	—	302.0	—	302.0	—	—	302.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Common stock dividends of $0.7275 per share	—	—	(229.5)	—	(229.5)	—	—	(229.5)
Exercise of stock options	—	10.1	—	—	10.1	—	—	10.1
Purchase of common stock	—	(19.9)	—	—	(19.9)	—	—	(19.9)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	42.5	42.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Stock-based compensation and other	—	2.2	—	—	2.2	—	—	2.2
Balance at September 30, 2022	$3.2	$4,113.5	$7,242.0	$(3.2)	$11,355.5	$30.4	$210.2	$11,596.1

09/30/2022 Form 10-Q	8	WEC Energy Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	510.1	—	510.1	—	—	510.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	1.2	—	—	1.2	—	—	1.2
Purchase of common stock	—	(6.6)	—	—	(6.6)	—	—	(6.6)
Acquisition of a noncontrolling interest	—	—	—	—	—	—	6.2	6.2
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.0	2.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.4)	(0.4)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2021	$3.2	$4,143.6	$6,626.0	$(5.7)	$10,767.1	$30.4	$170.1	$10,967.6
Net income attributed to common shareholders	—	—	276.0	—	276.0	—	—	276.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive income	—	—	—	1.1	1.1	—	—	1.1
Common stock dividends of $0.6775 per share	—	—	(213.8)	—	(213.8)	—	—	(213.8)
Exercise of stock options	—	2.8	—	—	2.8	—	—	2.8
Purchase of common stock	—	(4.7)	—	—	(4.7)	—	—	(4.7)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.9)	(0.9)
Stock-based compensation and other	—	2.4	—	—	2.4	—	—	2.4
Balance at June 30, 2021	$3.2	$4,144.1	$6,688.2	$(4.6)	$10,830.9	$30.4	$169.1	$11,030.4
Net income attributed to common shareholders	—	—	290.0	—	290.0	—	—	290.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Other comprehensive income	—	—	—	1.0	1.0	—	—	1.0
Common stock dividends of $0.6775 per share	—	—	(213.7)	—	(213.7)	—	—	(213.7)
Exercise of stock options	—	2.5	—	—	2.5	—	—	2.5
Purchase of common stock	—	(4.4)	—	—	(4.4)	—	—	(4.4)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	2.2	2.2
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.0)	(2.0)
Stock-based compensation and other	—	2.2	—	—	2.2	—	—	2.2
Balance at September 30, 2021	$3.2	$4,144.4	$6,764.5	$(3.6)	$10,908.5	$30.4	$167.7	$11,106.6
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2022 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2022

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

On our financial statements, we consolidate our majority-owned subsidiaries, which we control, and VIEs, of which we are the primary beneficiary. We reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheets related to the minority interests at Bishop Hill III, Blooming Grove, Coyote Ridge, Jayhawk, Tatanka Ridge, Thunderhead, and Upstream held by third parties.

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 19, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2021. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of expected results for 2022 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions. The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs. See Note 18, Goodwill and Intangibles, for more information.

Acquisitions of Electric Generation Facilities in Illinois

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois, for approximately $360 million. The project has an offtake agreement for all of the energy to be produced by the operation facility for a period of 15 years. The transaction is subject to FERC approval and commercial operational is expected to begin during the first half of 2024, at which time the transaction is expected to close. Maple Flats is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

In June 2021, WECI signed an agreement to acquire a 90% ownership interest in Sapphire Sky, a 250 MW wind generating facility under construction in McLean County, Illinois, for approximately $412 million. Sapphire Sky's PTC percentage is expected to increase to 100%, which will cause the purchase price to increase. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. The transaction is subject to FERC approval and commercial operation is expected to begin by early 2023, at which time the transaction is expected to close. Sapphire Sky will be included in the non-utility energy infrastructure segment.

09/30/2022 Form 10-Q	10	WEC Energy Group, Inc.

Acquisition of Wind Generation Facility in Nebraska

In September 2022, WECI completed the acquisition of a 90% ownership interest in Thunderhead, a 300 MW wind generating facility in Antelope and Wheeler counties in Nebraska. The purchase price was $381.9 million, and included net cash payments of $362.9 million, which included transaction costs and is net of cash acquired. WECI also recorded a $19.0 million payable at closing, related to certain milestones that needed to be achieved. The first milestone payment in the amount of $9.5 million was paid in October 2022, with the remaining $9.5 million expected to be paid upon commercial operation. Thunderhead is expected to become commercially operational by the end of 2022. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. Thunderhead qualifies for PTCs and is included in the non-utility energy infrastructure segment.

Acquisitions of Electric Generation Facilities in Wisconsin

In January 2022, WPS, along with an unaffiliated utility, received PSCW approval to acquire the Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. WPS's share of the cost of this project is estimated to be $160 million, with commercial operation expected to begin by early 2023, at which time the transaction is expected to close. Red Barn is expected to qualify for PTCs.

In November 2021, WE and WPS signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin, for $72.7 million, which excludes working capital and transaction costs. In December 2021, an application was filed with the PSCW for approval of the acquisition. We expect a decision from the PSCW by the end of 2022, and for the transaction to close in early 2023.

Acquisition of a Wind Energy Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility in Bourbon and Crawford counties, Kansas, for $119.9 million, which included transaction costs. The project became commercially operational in December 2021. Subsequent to the acquisition, WECI incurred an additional $153.9 million of capital expenditures as of September 30, 2022 for the project for a current total investment of $273.8 million. The project has an offtake agreement for all of the energy produced by the facility for a period of 10 years. Jayhawk qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which it will be entitled to tax benefits equal to its ownership interest. Jayhawk is included in the non-utility energy infrastructure segment.

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

09/30/2022 Form 10-Q	11	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2022
Electric	$1,436.9	$—	$—	$1,436.9	$—	$—	$—		$1,436.9
Natural gas	234.9	224.0	63.9	522.8	12.1	—	(11.3)		523.6
Total regulated revenues	1,671.8	224.0	63.9	1,959.7	12.1	—	(11.3)		1,960.5
Other non-utility revenues	—	—	4.8	4.8	27.3	—	(1.5)		30.6
Total revenues from contracts with customers	1,671.8	224.0	68.7	1,964.5	39.4	—	(12.8)		1,991.1
Other operating revenues	5.0	6.3	0.5	11.8	100.5	0.1	(100.5)	(1)	11.9
Total operating revenues	$1,676.8	$230.3	$69.2	$1,976.3	$139.9	$0.1	$(113.3)		$2,003.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2021
Electric	$1,284.6	$—	$—	$1,284.6	$—	$—	$—		$1,284.6
Natural gas	169.0	208.3	48.1	425.4	9.7	—	(9.1)		426.0
Total regulated revenues	1,453.6	208.3	48.1	1,710.0	9.7	—	(9.1)		1,710.6
Other non-utility revenues	—	—	4.3	4.3	19.7	—	(1.6)		22.4
Total revenues from contracts with customers	1,453.6	208.3	52.4	1,714.3	29.4	—	(10.7)		1,733.0
Other operating revenues	5.0	7.9	0.4	13.3	100.1	0.2	(100.1)	(1)	13.5
Total operating revenues	$1,458.6	$216.2	$52.8	$1,727.6	$129.5	$0.2	$(110.8)		$1,746.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2022
Electric	$3,845.5	$—	$—	$3,845.5	$—	$—	$—		$3,845.5
Natural gas	1,311.2	1,346.1	397.9	3,055.2	39.4	—	(37.1)		3,057.5
Total regulated revenues	5,156.7	1,346.1	397.9	6,900.7	39.4	—	(37.1)		6,903.0
Other non-utility revenues	—	—	13.9	13.9	102.1	—	(7.1)		108.9
Total revenues from contracts with customers	5,156.7	1,346.1	411.8	6,914.6	141.5	—	(44.2)		7,011.9
Other operating revenues	19.8	8.7	(1.8)	26.7	301.5	0.4	(301.5)	(1)	27.1
Total operating revenues	$5,176.5	$1,354.8	$410.0	$6,941.3	$443.0	$0.4	$(345.7)		$7,039.0

09/30/2022 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2021
Electric	$3,462.8	$—	$—	$3,462.8	$—	$—	$—		$3,462.8
Natural gas	1,009.0	1,167.9	340.6	2,517.5	33.7	—	(31.1)		2,520.1
Total regulated revenues	4,471.8	1,167.9	340.6	5,980.3	33.7	—	(31.1)		5,982.9
Other non-utility revenues	—	—	13.4	13.4	67.1	—	(7.1)		73.4
Total revenues from contracts with customers	4,471.8	1,167.9	354.0	5,993.7	100.8	—	(38.2)		6,056.3
Other operating revenues	26.0	27.2	4.2	57.4	299.8	0.4	(299.8)	(1)	57.8
Total operating revenues	$4,497.8	$1,195.1	$358.2	$6,051.1	$400.6	$0.4	$(338.0)		$6,114.1

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Residential	$529.7	$512.2	$1,442.5	$1,354.9
Small commercial and industrial	424.8	396.9	1,173.3	1,074.9
Large commercial and industrial	316.8	271.9	814.1	705.9
Other	7.1	7.0	22.1	21.7
Total retail revenues	1,278.4	1,188.0	3,452.0	3,157.4
Wholesale	39.7	41.1	122.9	119.4
Resale	102.7	45.0	220.2	145.1
Steam	3.0	2.7	19.8	21.7
Other utility revenues	13.1	7.8	30.6	19.2
Total electric utility operating revenues	$1,436.9	$1,284.6	$3,845.5	$3,462.8

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2022
Residential	$122.1	$177.0	$31.5	$330.6
Commercial and industrial	75.5	52.6	21.5	149.6
Total retail revenues	197.6	229.6	53.0	480.2
Transportation	15.9	46.1	5.3	67.3
Other utility revenues (1)	21.4	(51.7)	5.6	(24.7)
Total natural gas utility operating revenues	$234.9	$224.0	$63.9	$522.8

09/30/2022 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2021
Residential	$89.4	$146.5	$23.7	$259.6
Commercial and industrial	45.4	40.7	14.6	100.7
Total retail revenues	134.8	187.2	38.3	360.3
Transportation	16.1	43.4	6.0	65.5
Other utility revenues (1)	18.1	(22.3)	3.8	(0.4)
Total natural gas utility operating revenues	$169.0	$208.3	$48.1	$425.4

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2022
Residential	$823.1	$911.1	$256.3	$1,990.5
Commercial and industrial	450.1	289.1	144.9	884.1
Total retail revenues	1,273.2	1,200.2	401.2	2,874.6
Transportation	59.4	181.5	25.2	266.1
Other utility revenues (2)	(21.4)	(35.6)	(28.5)	(85.5)
Total natural gas utility operating revenues	$1,311.2	$1,346.1	$397.9	$3,055.2

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2021
Residential	$625.6	$679.5	$149.5	$1,454.6
Commercial and industrial	312.0	194.9	75.8	582.7
Total retail revenues	937.6	874.4	225.3	2,037.3
Transportation	58.3	166.4	23.6	248.3
Other utility revenues (3)	13.1	127.1	91.7	231.9
Total natural gas utility operating revenues	$1,009.0	$1,167.9	$340.6	$2,517.5

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. For the three months ended September 30, 2022 and 2021, we continued to incur higher natural gas costs at all of our utility segments. The negative amount in Illinois reflects the timing of the billing of these high natural gas costs to its customers. As these amounts are billed to its customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

(2)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. During the nine months ended September 30, 2022, we continued to recover natural gas costs we under-collected from our customers in 2021 related to the extreme weather experienced in February 2021, as well as higher natural gas costs incurred at the majority of our segments during 2022. As these amounts are billed to our customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

(3)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities. For the nine months ended September 30, 2021, in addition to costs related to the extreme weather event experienced in February 2021, we incurred higher natural gas costs as a result of an increase in the price of natural gas.

See Note 24, Regulatory Environment, for more information.

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

09/30/2022 Form 10-Q	14	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Wind generation revenues	$20.0	$12.2	$77.5	$42.5
We Power revenues (1)	5.8	5.9	17.5	17.5
Appliance service revenues	4.8	4.3	13.9	13.4
Total other non-utility operating revenues	$30.6	$22.4	$108.9	$73.4

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Late payment charges	$13.6	$11.9	$43.5	$44.2
Alternative revenues (1)	(2.4)	0.9	(19.7)	10.0
Other	0.7	0.7	3.3	3.6
Total other operating revenues	$11.9	$13.5	$27.1	$57.8

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

09/30/2022 Form 10-Q	15	WEC Energy Group, Inc.

made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at September 30, 2022 and December 31, 2021, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
September 30, 2022
Accounts receivable and unbilled revenues	$970.2	$429.7	$67.1	$1,467.0	$18.5	$4.8	$1,490.3
Allowance for credit losses	72.4	89.7	6.4	168.5	—	—	168.5
Accounts receivable and unbilled revenues, net (1)	$897.8	$340.0	$60.7	$1,298.5	$18.5	$4.8	$1,321.8

Total accounts receivable, net – past due greater than 90 days (1)	$56.0	$74.6	$4.4	$135.0	$—	$—	$135.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.0%	100.0%	—%	95.1%	—%	—%	95.1%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2021
Accounts receivable and unbilled revenues	$1,053.1	$523.1	$105.7	$1,681.9	$17.0	$5.1	$1,704.0
Allowance for credit losses	84.0	105.5	8.8	198.3	—	—	198.3
Accounts receivable and unbilled revenues, net (1)	$969.1	$417.6	$96.9	$1,483.6	$17.0	$5.1	$1,505.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.5	$36.6	$3.4	$86.5	$—	$—	$86.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	94.8%	—%	—%	94.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at September 30, 2022, $754.7 million, or 57.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

09/30/2022 Form 10-Q	16	WEC Energy Group, Inc.

A rollforward of the allowance for credit losses by reportable segment is included below:

Three Months Ended September 30, 2022 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$78.0	$91.0	$6.8	$175.8
Provision for credit losses	10.0	5.2	0.6	15.8
Provision for credit losses deferred for future recovery or refund	10.2	2.6	—	12.8
Write-offs charged against the allowance	(34.6)	(13.5)	(1.3)	(49.4)
Recoveries of amounts previously written off	8.8	4.4	0.3	13.5
Balance at September 30, 2022	$72.4	$89.7	$6.4	$168.5

Nine Months Ended September 30, 2022 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$84.0	$105.5	$8.8	$198.3
Provision for credit losses	33.6	23.6	0.7	57.9
Provision for credit losses deferred for future recovery or refund	13.6	3.5	—	17.1
Write-offs charged against the allowance	(85.5)	(58.7)	(3.9)	(148.1)
Recoveries of amounts previously written off	26.7	15.8	0.8	43.3
Balance at September 30, 2022	$72.4	$89.7	$6.4	$168.5

On a consolidated basis, there was a $29.8 million decrease in the allowance for credit losses at September 30, 2022, compared to December 31, 2021. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

Three Months Ended September 30, 2021 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$114.4	$109.0	$8.3	$231.7
Provision for credit losses	10.7	4.4	0.8	15.9
Provision for credit losses deferred for future recovery or refund	(38.2)	26.5	—	(11.7)
Write-offs charged against the allowance	(16.2)	(29.9)	(0.7)	(46.8)
Recoveries of amounts previously written off	5.7	4.7	0.2	10.6
Balance at September 30, 2021	$76.4	$114.7	$8.6	$199.7

Nine Months Ended September 30, 2021 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at the beginning of the period	$102.1	$111.6	$6.4	$220.1
Provision for credit losses	33.8	16.7	3.1	53.6
Provision for credit losses deferred for future recovery or refund	(28.1)	10.7	—	(17.4)
Write-offs charged against the allowance	(51.2)	(36.7)	(1.8)	(89.7)
Recoveries of amounts previously written off	19.8	12.4	0.9	33.1
Balance at September 30, 2021	$76.4	$114.7	$8.6	$199.7

In total, the allowance for credit losses decreased over both the three and nine month periods ended September 30, 2021. The allowance for credit losses related to our Wisconsin segment decreased, as normal collection practices began in April 2021 for our Wisconsin Utilities, earlier than in our other service territories. Normal collection practices in our Illinois and Other States segments didn't begin until June 30, 2021 and August 2, 2021, respectively. As a result, we continued to see an increase in the allowance for credit losses in these service territories through September 30, 2021.

09/30/2022 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2022 and December 31, 2021. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2021 Annual Report on Form 10-K.

(in millions)	September 30, 2022	December 31, 2021
Regulatory assets
Pension and OPEB costs	$742.9	$802.3
Plant retirement related items	698.0	722.3
Environmental remediation costs	616.3	630.9
Income tax related items	457.8	458.8
Asset retirement obligations	181.9	194.2
System support resource	125.5	129.5
Securitization	94.0	100.7
Energy costs recoverable through rate adjustments	73.5	85.4
Derivatives (1)	70.6	33.1
MERC extraordinary natural gas costs	44.9	59.7
Uncollectible expense	36.6	42.6
Energy efficiency programs	29.6	22.0
Other, net	79.6	85.6
Total regulatory assets	$3,251.2	$3,367.1

Balance sheet presentation
Other current assets	$87.0	$102.3
Regulatory assets	3,164.2	3,264.8
Total regulatory assets	$3,251.2	$3,367.1

(1)    For most energy-related physical and financial contracts that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 15, Derivative Instruments, for more information on our derivative asset and liability balances.

(in millions)	September 30, 2022	December 31, 2021
Regulatory liabilities
Income tax related items	$1,959.0	$1,998.5
Removal costs	1,255.5	1,248.0
Pension and OPEB benefits	384.0	397.3
Derivatives (1)	241.3	124.1
Energy costs refundable through rate adjustments (2)	45.3	13.7
Uncollectible expense	30.6	37.1
Electric transmission costs (3)	15.9	84.2
Earnings sharing mechanisms (3)	10.1	28.4
Other, net	53.2	29.0
Total regulatory liabilities	$3,994.9	$3,960.3

Balance sheet presentation
Other current liabilities	$47.9	$14.3
Regulatory liabilities	3,947.0	3,946.0
Total regulatory liabilities	$3,994.9	$3,960.3

(1)    For most energy-related physical and financial contracts that qualify as derivatives, our regulators allow the effects of fair value accounting to be offset to regulatory assets and liabilities. See Note 15, Derivative Instruments, for more information on our derivative asset and liability balances.

(2)    The increase in these regulatory liabilities was primarily related to lower natural gas costs incurred during 2022, compared to what was anticipated in rates.

09/30/2022 Form 10-Q	18	WEC Energy Group, Inc.

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

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 1, 2026. The retirement date for these plants was pushed back from the end of 2023 for unit 1 and the end of 2024 for unit 2. See Note 24, Regulatory Environment, for more information on the Columbia generating units' retirement. The net book value of WPS's ownership share of unit 1 and unit 2 was $85.2 million and $184.2 million, respectively, at September 30, 2022. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building and Steam Tunnel Assets

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of September 30, 2022, WE had incurred $95.3 million of costs related to these repairs and restorations. In 2020, WE received $20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. In the first quarter of 2022, WE received $41.0 million of insurance proceeds as a result of a settlement that was reached in February 2022. The remaining $21.8 million of costs is expected to be recovered through rates.

In June 2021, we received approval from the PSCW to restore the PSB and adjacent steam tunnel assets and to defer the project costs, net of insurance proceeds, as a component of rate base. As such, and in light of the agreement with insurers noted above, we do not currently expect a significant impact to our future results of operations.

NOTE 8—COMMON EQUITY

Stock-Based Compensation

During the nine months ended September 30, 2022, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

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

09/30/2022 Form 10-Q	19	WEC Energy Group, Inc.

loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2021 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On October 20, 2022, our Board of Directors declared a quarterly cash dividend of $0.7275 per share, payable on December 1, 2022, to shareholders of record on November 14, 2022.

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2022	December 31, 2021
Commercial paper
Amount outstanding	$1,255.9	$1,896.1
Weighted-average interest rate on amounts outstanding	3.31%	0.26%
Operating expense loans
Amount outstanding (1)	$3.6	$0.9

(1)Coyote Ridge, Tatanka Ridge, and Jayhawk entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2022 was $1,512.8 million with a weighted-average interest rate during the period of 1.35%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	September 30, 2022
WEC Energy Group	September 2026	$1,500.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,255.9
Available capacity under existing agreements		$1,841.8

NOTE 10—LONG-TERM DEBT

WEC Energy Group, Inc.

In September 2022, we issued $500.0 million of 5.00% Senior Notes due September 27, 2025, and $400.0 million of 5.15% Senior Notes due October 1, 2027, and used the net proceeds to repay short-term debt and for other corporate purposes.

09/30/2022 Form 10-Q	20	WEC Energy Group, Inc.

Wisconsin Electric Power Company

In September 2022, WE issued $500.0 million of 4.75% Debentures due September 30, 2032, and intends to allocate an amount equal to the net proceeds for the construction and development of eligible green expenditures, which include existing and new expenditures for the acquisition, construction and development of wind and solar electric generating facilities and related energy storage assets.

NOTE 11—LEASES

WE and WPS have partnered with an unaffiliated utility to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system in Kenosha County, Wisconsin. WE and WPS own 75% and 15%, respectively, of Paris. Once fully constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. The PSCW has approved the acquisition and construction of Paris, and commercial operation for the solar portion of the project is targeted for 2023.

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

Our total obligation under the land-related finance leases for Paris was $56.8 million at September 30, 2022, and will decrease to zero over the remaining lives of the leases. Long-term lease liabilities related to our finance land leases for Paris were included in long-term debt on our balance sheet. Our finance lease right of use asset related to Paris was $55.7 million as of September 30, 2022, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases, the expense recognition pattern associated with the Paris leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset in accordance with Subtopic 980-842 on our balance sheet.

Our weighted-average discount rate for the Paris finance leases was 5.28%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Paris as of September 30, 2022, were as follows:

(in millions)
Three months ended December 31, 2022	$0.8
2023	2.1
2024	2.4
2025	2.5
2026	2.5
2027	2.6
Thereafter	188.7
Total minimum lease payments	201.6
Less: Interest	(144.8)
Present value of minimum lease payments	56.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$56.8

09/30/2022 Form 10-Q	21	WEC Energy Group, Inc.

NOTE 12—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	September 30, 2022	December 31, 2021
Natural gas in storage	$591.0	$326.0
Materials and supplies	250.6	225.3
Fossil fuel	83.0	84.5
Total	$924.6	$635.8

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2022, we had a temporary LIFO liquidation credit of $0.5 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 13—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$78.9	21.0%	$71.8	21.0%
State income taxes net of federal tax benefit	23.5	6.3%	21.5	6.3%
PTCs	(18.6)	(5.0)%	(17.0)	(5.0)%
Federal excess deferred tax amortization	(8.1)	(2.2)%	(7.8)	(2.3)%
Federal excess deferred tax amortization – Wisconsin unprotected	(0.1)	—%	(16.3)	(4.8)%
Other	(2.2)	(0.5)%	(1.4)	(0.2)%
Total income tax expense	$73.4	19.6%	$50.8	15.0%

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$298.1	21.0%	$263.7	21.0%
State income taxes net of federal tax benefit	89.3	6.3%	79.2	6.3%
PTCs	(86.3)	(6.1)%	(64.5)	(5.1)%
Federal excess deferred tax amortization	(32.3)	(2.3)%	(30.3)	(2.4)%
Federal excess deferred tax amortization – Wisconsin unprotected	(0.6)	—%	(62.9)	(5.0)%
Other	(4.3)	(0.3)%	(5.4)	(0.5)%
Total income tax expense	$263.9	18.6%	$179.8	14.3%

The effective tax rates of 19.6% and 18.6% for the three and nine months ended September 30, 2022, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in wind generation facilities in our non-utility energy infrastructure segment and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

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

09/30/2022 Form 10-Q	22	WEC Energy Group, Inc.

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

When possible, we base the valuations of our assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. Our derivative instruments categorized as Level 3 consisted of both FTRs and TCRs at September 30, 2022 and of only FTRs at December 31, 2021. These derivative instruments are valued using auction prices from the applicable regional transmission organization.

09/30/2022 Form 10-Q	23	WEC Energy Group, Inc.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$109.1	$32.3	$—	$141.4
FTRs and TCRs	—	—	12.0	12.0
Coal contracts	—	65.8	—	65.8
Total derivative assets	$109.1	$98.1	$12.0	$219.2

Investments held in rabbi trust	$47.4	$—	$—	$47.4

Derivative liabilities
Natural gas contracts	$24.3	$25.3	$—	$49.6

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$46.4	$18.2	$—	$64.6
FTRs	—	—	2.4	2.4
Coal contracts	—	53.0	—	53.0
Total derivative assets	$46.4	$71.2	$2.4	$120.0

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$8.4	$6.7	$—	$15.1

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

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended September 30, 2022 and 2021, the net unrealized losses included in earnings related to the investments held at the end of the period were $2.5 million and $0.1 million, respectively. For the nine months ended September 30, 2022, we recorded $15.9 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $9.7 million of net unrealized gains recorded during the same period in 2021.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Balance at the beginning of the period	$19.9	$5.4	$2.4	$2.4
Purchases	0.2	—	22.1	6.1
Realized and unrealized gains (losses) included in earnings (1)	(0.3)	—	1.5	—
Settlements	(7.8)	(1.7)	(14.0)	(4.8)
Balance at the end of the period	$12.0	$3.7	$12.0	$3.7
Gains (losses) included in earnings attributable to the change in unrealized gains (losses) of Level 3 derivatives held at the end of the reporting period (1)	$(0.2)	$—	$0.1	$—

09/30/2022 Form 10-Q	24	WEC Energy Group, Inc.

(1)Amounts relate to FTRs and TCRs acquired by certain wind generating facilities included in our non-utility energy infrastructure segment. These realized and unrealized gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2022		December 31, 2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$25.0	$30.4	$30.3
Long-term debt, including current portion (1)	14,894.9	13,190.6	13,563.4	14,819.4

(1)The carrying amount of long-term debt excludes finance lease obligations of $183.0 million and $129.7 million at September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts (1)	$135.0	$46.7	$60.6	$14.0
FTRs and TCRs	12.0	—	2.4	—
Coal contracts	44.0	—	44.0	—
Total current	191.0	46.7	107.0	14.0

Long-term
Natural gas contracts (1)	6.4	2.9	4.0	1.1
Coal contracts	21.8	—	9.0	—
Total long-term	28.2	2.9	13.0	1.1
Total	$219.2	$49.6	$120.0	$15.1

(1)Our natural gas derivative assets increased from December 31, 2021 to September 30, 2022 primarily due to the significant increase in natural gas prices.

09/30/2022 Form 10-Q	25	WEC Energy Group, Inc.

Realized gains and losses on derivatives used in our regulatory utility operations are recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our utilities’ fuel and natural gas cost recovery mechanisms. Realized gains and losses on FTRs and TCRs used in our non-utility operations are recorded in operating revenues on the income statements. Our estimated notional sales volumes and realized gains were as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	32.7 Dth	$119.1	39.4 Dth	$41.2
FTRs and TCRs	7.0 MWh	7.4	6.3 MWh	3.0
Total		$126.5		$44.2

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	133.3 Dth	$259.6	147.1 Dth	$38.5
FTRs and TCRs	21.0 MWh	12.7	22.1 MWh	15.3
Total		$272.3		$53.8

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2022 and December 31, 2021, we had posted cash collateral of $19.5 million and $13.9 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2022 and December 31, 2021, we had also received cash collateral of $16.4 million and $13.2 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2022				December 31, 2021
(in millions)	Derivative Assets		Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$219.2		$49.6		$120.0		$15.1
Gross amount not offset on the balance sheet	(42.5)	(1)	(27.8)	(2)	(15.2)	(3)	(9.2)	(4)
Net amount	$176.7		$21.8		$104.8		$5.9

(1)Includes cash collateral received of $16.4 million.

(2)Includes cash collateral posted of $1.7 million.

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

09/30/2022 Form 10-Q	26	WEC Energy Group, Inc.

The table below shows the amounts related to these cash flow hedges that were reclassified to interest expense, along with our total interest expense on the income statements:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Net derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$0.1	$(1.4)	$0.3	$(4.1)
Total interest expense line item on the income statements	127.5	118.0	364.9	357.5

We estimate that during the next twelve months $0.4 million will be reclassified from accumulated other comprehensive loss as a decrease to interest expense.

NOTE 16—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at September 30, 2022	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$83.8	$10.5	$0.2	$73.1
Surety bonds (2)	12.0	11.9	0.1	—
Other guarantees (3)	9.5	—	—	9.5
Total guarantees	$105.3	$22.4	$0.3	$82.6

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

NOTE 17—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) for our benefit plans.

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Service cost	$12.3	$13.3	$38.9	$40.8
Interest cost	23.2	22.2	68.4	65.8
Expected return on plan assets	(51.6)	(50.1)	(156.8)	(150.8)
Loss on plan settlement	1.1	0.9	3.3	2.9
Amortization of prior service cost	0.4	0.4	1.2	1.2
Amortization of net actuarial loss	19.0	26.4	57.2	82.0
Net periodic benefit cost	$4.4	$13.1	$12.2	$41.9

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Service cost	$3.6	$4.0	$10.7	$11.8
Interest cost	3.8	3.7	11.5	10.9
Expected return on plan assets	(17.2)	(16.5)	(51.7)	(49.5)
Amortization of prior service credit	(4.0)	(4.1)	(11.9)	(12.0)
Amortization of net actuarial gain	(6.2)	(5.9)	(18.5)	(18.1)
Net periodic benefit credit	$(20.0)	$(18.8)	$(59.9)	$(56.9)

09/30/2022 Form 10-Q	27	WEC Energy Group, Inc.

During the nine months ended September 30, 2022, we made contributions and payments of $8.4 million related to our pension plans and $3.2 million related to our OPEB plans. We expect to make contributions and payments of $2.8 million related to our pension plans during the remainder of 2022, dependent upon various factors affecting us, including our liquidity position and possible tax law changes. We do not expect to make any contributions or payments related to our OPEB plans during the remainder of 2022.

NOTE 18—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at September 30, 2022. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2022.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of September 30, 2022.

During the third quarter of 2022, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2022. No impairments resulted from these tests.

Intangible Assets

At September 30, 2022 and December 31, 2021, we had $17.4 million and $5.7 million, respectively, of indefinite-lived intangible assets. During the third quarter of 2022, we purchased a radio spectrum for $11.7 million. The radio spectrum enables the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.7 million of other indefinite-lived intangible assets, primarily related to a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets.

	September 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$212.9	$(12.3)	$200.6	$87.9	$(6.5)	$81.4
Proxy revenue swap (2)	7.2	(2.6)	4.6	7.2	(2.1)	5.1
Interconnection agreements (3)	4.7	(0.7)	4.0	4.7	(0.5)	4.2
Total intangible liabilities	$224.8	$(15.6)	$209.2	$99.8	$(9.1)	$90.7

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, Jayhawk, and Thunderhead expiring between 2030 and 2032. The weighted-average remaining useful life of the PPAs is 10 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is six years.

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

09/30/2022 Form 10-Q	28	WEC Energy Group, Inc.

Amortization related to these intangible liabilities for the three and nine months ended September 30, 2022, was $2.2 million and $6.5 million, respectively. Amortization for the three and nine months ended September 30, 2021, was $1.9 million and $5.6 million, respectively. Amortization for the next five years, including amounts recorded through September 30, 2022, is estimated to be:

	For the Years Ending December 31
(in millions)	2022	2023	2024	2025	2026
Amortization to be recorded as an increase to operating revenues	$10.6	$20.9	$20.9	$20.9	$20.9
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

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

	Three Months Ended September 30, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,813.6	$23.6	$1,837.2
Add: Earnings from equity method investment	63.2	0.5	63.7
Add: Capital contributions	9.1	—	9.1
Less: Distributions	34.1	—	34.1
Balance at end of period	$1,851.8	$24.1	$1,875.9

	Three Months Ended September 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,749.7	$32.3	$1,782.0
Add: Earnings from equity method investment	41.7	0.6	42.3
Less: Distributions	33.0	—	33.0
Balance at end of period	$1,758.4	$32.9	$1,791.3

	Nine Months Ended September 30, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	146.8	1.6	148.4
Add: Capital contributions	39.4	—	39.4
Less: Distributions	101.3	—	101.3
Balance at end of period	$1,851.8	$24.1	$1,875.9

	Nine Months Ended September 30, 2021
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,733.5	$30.8	$1,764.3
Add: Earnings from equity method investment	124.1	2.1	126.2
Less: Distributions	99.2	—	99.2
Balance at end of period	$1,758.4	$32.9	$1,791.3

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

09/30/2022 Form 10-Q	29	WEC Energy Group, Inc.

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Charges to ATC for services and construction	$3.9	$5.5	$14.8	$17.2
Charges from ATC for network transmission services	90.9	81.6	272.8	263.3

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	September 30, 2022	December 31, 2021
Accounts receivable for services provided to ATC	$1.6	$2.0
Accounts payable for services received from ATC	30.3	30.2
Amounts due from ATC for transmission infrastructure upgrades (1)	24.1	13.0

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2022	2021	2022	2021
Income statement data
Operating revenues	$169.8	$186.8	$552.4	$561.4
Operating expenses	97.7	91.3	288.4	278.8
Other expense, net	34.5	28.6	91.3	85.2
Net income	$37.6	$66.9	$172.7	$197.4

(in millions)	September 30, 2022	December 31, 2021
Balance sheet data
Current assets	$95.9	$89.8
Noncurrent assets	5,901.8	5,628.1
Total assets	$5,997.7	$5,717.9

Current liabilities	$498.4	$436.9
Long-term debt	2,612.3	2,513.0
Other noncurrent liabilities	464.2	422.0
Members' equity	2,422.8	2,346.0
Total liabilities and members' equity	$5,997.7	$5,717.9

NOTE 20—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At September 30, 2022, we reported six segments, which are described below.

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

09/30/2022 Form 10-Q	30	WEC Energy Group, Inc.

•The non-utility energy infrastructure segment includes:
◦We Power, which owns and leases generating facilities to WE,
◦Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities, and
◦WECI, which holds our ownership interests in the following wind generating facilities:
▪90% ownership interest in Bishop Hill III, located in Henry County, Illinois,
▪80% ownership interest in Coyote Ridge, located in Brookings County, South Dakota,
▪90% ownership interest in Upstream, located in Antelope County, Nebraska,
▪90% ownership interest in Blooming Grove, located in McLean County, Illinois,
▪85% ownership interest in Tatanka Ridge, located in Deuel County, South Dakota,
▪90% ownership interest in Jayhawk, located in Bourbon and Crawford counties, Kansas, and
▪90% ownership interest in Thunderhead, located in Wheeler and Antelope counties, Nebraska.

See Note 2, Acquisitions, for more information on Jayhawk and Thunderhead.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Wisvest LLC, Wisconsin Energy Capital Corporation, and WEC Business Services LLC.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2022 and 2021:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2022
External revenues	$1,676.8	$230.3	$69.2	$1,976.3	$—	$26.6	$0.1	$—	$2,003.0
Intersegment revenues	—	—	—	—	—	113.3	—	(113.3)	—
Other operation and maintenance	329.1	100.2	21.0	450.3	—	12.1	(6.5)	(1.6)	454.3
Depreciation and amortization	189.2	57.9	10.3	257.4	—	34.0	6.2	(17.3)	280.3
Equity in earnings of transmission affiliates	—	—	—	—	63.7	—	—	—	63.7
Interest expense	137.2	18.1	3.3	158.6	4.9	17.0	30.9	(83.9)	127.5
Income tax expense (benefit)	63.7	5.8	(1.9)	67.6	14.3	1.7	(10.2)	—	73.4
Net income (loss)	195.2	14.9	(6.1)	204.0	44.5	70.4	(17.2)	—	301.7
Net income (loss) attributed to common shareholders	194.9	14.9	(6.1)	203.7	44.5	71.0	(17.2)	—	302.0

09/30/2022 Form 10-Q	31	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2021
External revenues	$1,458.6	$216.2	$52.8	$1,727.6	$—	$18.7	$0.2	$—	$1,746.5
Intersegment revenues	—	—	—	—	—	110.8	—	(110.8)	—
Other operation and maintenance	359.1	91.2	19.6	469.9	—	9.9	(4.5)	(1.6)	473.7
Depreciation and amortization	184.4	55.4	9.6	249.4	—	31.2	6.3	(15.3)	271.6
Equity in earnings of transmission affiliates	—	—	—	—	42.3	—	—	—	42.3
Interest expense	137.9	16.5	1.6	156.0	4.8	17.6	24.7	(85.1)	118.0
Income tax expense (benefit)	33.6	7.0	(1.0)	39.6	9.7	5.0	(3.5)	—	50.8
Net income (loss)	197.8	19.1	(2.7)	214.2	27.8	62.8	(16.1)	—	288.7
Net income (loss) attributed to common shareholders	197.5	19.1	(2.7)	213.9	27.8	64.4	(16.1)	—	290.0

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2022
External revenues	$5,176.5	$1,354.8	$410.0	$6,941.3	$—	$97.3	$0.4	$—	$7,039.0
Intersegment revenues	—	—	—	—	—	345.7	—	(345.7)	—
Other operation and maintenance	979.6	292.9	68.5	1,341.0	—	36.9	(13.1)	(7.1)	1,357.7
Depreciation and amortization	564.0	172.1	30.5	766.6	—	102.3	19.5	(50.4)	838.0
Equity in earnings of transmission affiliates	—	—	—	—	148.4	—	—	—	148.4
Interest expense	409.1	53.8	9.8	472.7	14.6	51.6	78.1	(252.1)	364.9
Income tax expense (benefit)	208.4	69.1	9.4	286.9	32.5	(10.5)	(45.0)	—	263.9
Net income (loss)	632.3	184.7	28.1	845.1	101.3	244.0	(32.9)	—	1,157.5
Net income (loss) attributed to common shareholders	631.4	184.7	28.1	844.2	101.3	242.8	(32.9)	—	1,155.4

09/30/2022 Form 10-Q	32	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2021
External revenues	$4,497.8	$1,195.1	$358.2	$6,051.1	$—	$62.6	$0.4	$—	$6,114.1
Intersegment revenues	—	—	—	—	—	338.0	—	(338.0)	—
Other operation and maintenance	1,047.1	291.3	64.0	1,402.4	—	31.2	(9.1)	(7.1)	1,417.4
Depreciation and amortization	540.4	162.1	28.2	730.7	—	93.5	19.3	(44.3)	799.2
Equity in earnings of transmission affiliates	—	—	—	—	126.2	—	—	—	126.2
Interest expense	417.8	49.6	4.6	472.0	14.5	53.5	73.5	(256.0)	357.5
Income tax expense (benefit)	104.8	64.4	8.2	177.4	28.9	5.8	(32.3)	—	179.8
Net income (loss)	601.2	174.8	24.5	800.5	82.8	202.3	(10.9)	—	1,074.7
Net income (loss) attributed to common shareholders	600.3	174.8	24.5	799.6	82.8	204.6	(10.9)	—	1,076.1

NOTE 21—VARIABLE INTEREST ENTITIES

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

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from WE. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from WE's retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge and funds on deposit in trust accounts are the sole sources of funds to satisfy the debt obligation. The bondholders have no recourse to WE or any of WE's affiliates other than WEPCo Environmental Trust.

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

09/30/2022 Form 10-Q	33	WEC Energy Group, Inc.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, WE has the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, WE is considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	September 30, 2022	December 31, 2021
Assets
Other current assets (restricted cash)	$6.0	$2.4
Regulatory assets	94.0	100.7
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.8	8.8
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	98.5	102.7

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At September 30, 2022 and December 31, 2021, our equity investment in ATC was $1,851.8 million and $1,766.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At September 30, 2022 and December 31, 2021, our equity investment in ATC Holdco was $24.1 million and $22.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

In November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022 upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, WE and WPS also entered into an agreement to purchase the natural gas-fired cogeneration facility for $72.7 million. This purchase agreement is subject to regulatory approval by the PSCW, and a decision is expected by the end of 2022. The tolling agreement extends until the earlier of the closing of the asset purchase or December 31, 2022. The tolling agreement continues to represent a variable interest since its terms are substantially similar to the terms of the PPA. After examining the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, we have determined we are not the primary beneficiary of the entity. We do not hold an equity or debt interest in the entity, and there is no residual guarantee associated with the tolling agreement. Similar to the PPA, we account for the tolling agreement as a finance lease.

We have $0.9 million of required capacity payments over the remaining term of the tolling agreement. We believe the required capacity payments under the agreement will continue to be recoverable in rates, and our maximum exposure to loss is limited to these capacity payments.

09/30/2022 Form 10-Q	34	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of September 30, 2022, including those of our subsidiaries, were approximately $10.6 billion.

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

09/30/2022 Form 10-Q	35	WEC Energy Group, Inc.

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

The EPA issued final nonattainment area designations for the 2015 ozone standard in April 2018. The following counties within our Wisconsin service territories were designated as partial nonattainment: Door, Kenosha, Sheboygan, Manitowoc, and Northern Milwaukee/Ozaukee. The area designations were challenged in the D.C. Circuit Court of Appeals in Clean Wisconsin et al. v. U.S. Environmental Protection Agency. A decision was issued in July 2020 remanding the rule to the EPA for further evaluation. As a result of the July 2020 remand, in June 2021, the EPA published its final action to revise the nonattainment area designations and/or boundaries for 13 counties associated with six nonattainment areas, including several in Illinois and Wisconsin. Under the new designations, all of Milwaukee and Ozaukee counties are now listed as nonattainment and portions of Racine, Waukesha, and Washington counties have been added to the "Milwaukee" nonattainment area. Additionally, the Chicago, IL-IN-WI nonattainment area now includes an expanded portion of Kenosha County, and the partial nonattainment areas of Sheboygan, Door, and Manitowoc counties were also expanded.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations adopted the standard and incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA in April 2022, which the EPA proposed to approve in August 2022.

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, and will be adjusted to "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR must submit a SIP revision to address the moderate nonattainment status. We also expect the moderate nonattainment designation to impact emission offset ratios for major construction permitting in these areas. We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

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

In August 2022, the EPA sent a proposed rule regarding the review of the particulate matter standards to the Office of Management and Budget, which is expected to be released for public comment by the end of 2022. We anticipate the final rule to be released in spring 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territories should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities.

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

09/30/2022 Form 10-Q	36	WEC Energy Group, Inc.

generation shifting to lower carbon emitting sources to do so. Based on an updated EPA regulatory timeline, we expect a new GHG replacement rule to be proposed in March 2023.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. Based on an updated EPA regulatory timeline, we expect a new rule to be proposed in March 2023. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. The proposed revisions could impact the reporting required of our local natural gas distribution companies and underground natural gas storage facilities with updates to emission factors for equipment counts and increased disclosure for large release events. We expect the final rule in late 2022 or early 2023, pending the EPA's review and consideration of public comments.

Additionally, we continue to assess the potential impacts of the waste emissions charge included in the IRA pending updates to the regulations.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 24, Regulatory Environment, for more information on the timing of the retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

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

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for PWGS, OCPP Units 5-8 and Weston Units 2, 3, and 4. We believe that existing technology at the PWGS satisfies the BTA requirements; however, a final determination will not be made until the WPDES permit is renewed for this facility, which is expected in the fourth quarter of 2022. We also believe that existing technology installed at the OCPP facility meets the BTA requirements; however, depending on the timing of the permit reissuance, all four generating units may be retired prior to the WDNR making a final BTA decision anticipated in 2025. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance in 2023.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

09/30/2022 Form 10-Q	37	WEC Energy Group, Inc.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW system at Weston Unit 3, which is expected to be completed by December 2023. Modifications to OC 7 and OC 8 BATW systems were completed and placed in-service in mid-2021. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the ERGS units. Based on engineering cost estimates, we expect that compliance with the ELG rule will require $100 million in capital investment. In December 2021, the PSCW Division of Energy Regulation and Analysis issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

In July 2021, the EPA announced that it intends to initiate rulemaking to revise the ELG Rule as modified in 2020. The EPA has stated that the ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. The EPA plans to propose a revised rule in the fourth quarter of 2022.

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

In January 2022, the Supreme Court granted certiorari in a case, Sackett v. Environmental Protection Agency, to evaluate the proper test for determining whether wetlands are WOTUS. The parcel at issue was determined to be a WOTUS by the U.S. Court of Appeals for the Ninth Circuit based on the “significant nexus” test. In October 2022, the Supreme Court heard oral arguments in this case during which Sackett's lawyers argued that the Ninth Circuit wrongly applied the "significant nexus" test to the property. A decision by the Supreme Court is expected in spring 2023.

At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts. This case, once decided, should provide some clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

09/30/2022 Form 10-Q	38	WEC Energy Group, Inc.

the remediation of manufactured gas plant sites. Accordingly, we have established regulatory assets for costs associated with these sites.

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2022	December 31, 2021
Regulatory assets	$616.3	$630.9
Reserves for future environmental remediation	497.7	532.6

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

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30
(in millions)	2022	2021
Cash paid for interest, net of amount capitalized	$311.4	$310.9
Cash paid for income taxes, net	52.3	33.8
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	170.9	144.0
Accounts payable related to Thunderhead acquisition milestone payments	19.0	—
Increase in receivable related to insurance proceeds	—	58.3
Liabilities accrued for software licensing agreement	7.4	—

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

09/30/2022 Form 10-Q	39	WEC Energy Group, Inc.

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

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$28.5	$16.3
Restricted cash included in other current assets	35.7	19.6
Restricted cash included in other long term assets	51.8	51.6
Cash, cash equivalents, and restricted cash	$116.0	$87.5

NOTE 24—REGULATORY ENVIRONMENT

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

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. In August 2021, the MPUC issued a written order approving a joint proposal filed by MERC and four other Minnesota utilities to recover their respective excess natural gas costs. In accordance with the order, MERC recovered $10 million of these costs through its annual natural gas true-up process over a period of 12 months, and the remaining $65 million was to be recovered over a period of 27 months, both beginning in September 2021. Recovery of these costs and the issue of prudence was referred to a contested-case proceeding. In October 2022, the MPUC issued a written order approving a settlement agreement entered into by MERC and various parties related to the recovery of the extraordinary natural gas costs incurred in February 2021. Under the settlement agreement, MERC agreed to not seek recovery of $3 million of these costs. MERC will continue to recover the remaining $62 million of extraordinary natural gas costs over the previously approved 27-month recovery period.

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

09/30/2022 Form 10-Q	40	WEC Energy Group, Inc.

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

On September 29, 2022, WE, WPS, and WG entered into settlement agreements with certain intervenors to resolve most of the outstanding issues in each utility's respective rate case. The settlement agreements, which are subject to PSCW review and approval, reflect the following:

	WE				WPS				WG
2023 base rate increase
Electric	$257.9	million	/	8.3%	$104.3	million	/	8.7%	N/A
Gas	$53.3	million	/	11.2%	$31.3	million	/	8.6%	$57.1	million	/	7.9%
Steam	$3.4	million	/	15.6%	N/A				N/A
Common equity component average on a financial basis	53.0%				53.0%				53.0%

In addition to the above, the settlement agreements include the following terms:

•The utilities will keep their current earnings sharing mechanisms, under which, if a utility earns above its authorized ROE: (i) the utility will retain 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points will be required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings will be required to be refunded to ratepayers.
•WE will seek a financing order from the PSCW to securitize $100.0 million of the remaining book value of environmental controls installed on the older units at the OCPP by 2024, plus the costs associated with the securitization.
•Upon retirement of the older units at the OCPP, WE will request PSCW approval to extend and levelize the recovery of the remaining un-securitized book value of those units over a 25-year period.
•WE and WPS will not propose any changes to their real-time pricing rates for large commercial and industrial electric customers through the end of 2024.
•WE and WPS will lower monthly residential and small commercial electric customer fixed charges by $1.00 and $2.00, respectively, from currently authorized rates.
•WE and WPS agreed to propose an additional voluntary renewable energy pilot for commercial and industrial customers.
•WE and WPS made commitments related to certain low income assistance programs and agreed to collectively contribute $4.0 million to the Keep Wisconsin Warm Fund.

Each utility's authorized ROE will be decided by the PSCW. WE and WPS requested an authorized ROE of 10.0%, and WG requested an authorized ROE of 10.2%.

WE and WPS are seeking a limited rate case re-opener for 2024 to address additional revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024. In addition, WE and WG are seeking a limited rate case re-opener for 2024 to address additional revenue requirements associated with LNG projects that are expected to be placed into service in 2023 and 2024, respectively.

We expect a decision from the PSCW in the fourth quarter of 2022, with rate adjustments expected to be effective January 1, 2023.

09/30/2022 Form 10-Q	41	WEC Energy Group, Inc.

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

As of September 30, 2022, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

Minnesota Energy Resources Corporation

2023 Minnesota Rate Case

On November 1, 2022, MERC initiated a rate proceeding with the MPUC to increase its retail natural gas base rates by $40.3 million (9.9%). MERC's request reflects a 10.3% ROE and a common equity component average of 53.0%. The proposed retail natural gas rate increase is primarily driven by increased capital investments as well as inflationary pressure on operating costs. MERC is seeking interim rates totaling $37.0 million, subject to refund, to be effective January 1, 2023.

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

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

09/30/2022 Form 10-Q	42	WEC Energy Group, Inc.

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

We already have retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of Oak Creek Power Plant Units 5-8 and the planned retirement in 2026 of jointly-owned Columbia Units 1-2. See Note 24, Regulatory Environment, for information on the delay of these planned retirements.

09/30/2022 Form 10-Q	43	WEC Energy Group, Inc.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•1,800 MW of utility-scale solar;
•700 MW of battery storage; and
•700 MW of wind.

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

For more details on these projects, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 24 Solar Now projects and currently has another five under construction, together totaling more than 30 MW. The second program, the Dedicated Renewable Energy Resource pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio, and helping these larger customers meet their sustainability and renewable energy goals.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of renewable natural gas (RNG) throughout our utility systems. In 2022, we received approval from the PSCW for our RNG pilots and we signed our first four contracts for RNG for our natural gas distribution business, which will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. Our first four contracts should bring us to 90 percent of the RNG needed to achieve our 2030 goal. We expect to have RNG flowing to our distribution network by the end of 2022.

As part of our effort to look for new opportunities in sustainable energy, during 2022 we completed testing the effects of blending hydrogen, a clean generating fuel, with natural gas for one of our RICE generating units in the Upper Peninsula of Michigan. We partnered with the Electric Power Research Institute in this research that could help create another viable option for decarbonizing the economy. We are still evaluating the data; however, our initial findings indicate that all project measures exceeded our expectations. We look forward to sharing the full results with our industry and the public early next year.

09/30/2022 Form 10-Q	44	WEC Energy Group, Inc.

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

We expect to spend approximately $3.2 billion from 2023 to 2027 on reliability related projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in eight wind parks and one solar park, with total available capacity of more than 1,800 MW. These renewable energy assets represent approximately $2.7 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these wind investments reduce our cash tax expense. See Note 2, Acquisitions, for information on recent and pending transactions.

We expect total capital expenditures for our regulated utility and non-utility energy infrastructure businesses to be approximately $18.1 billion from 2023 to 2027. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $2.0 billion. Specific projects included in the $20.1 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

09/30/2022 Form 10-Q	45	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2022

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2022 with the third quarter of 2021, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2022	2021	B (W)
Wisconsin	$194.9	$197.5	$(2.6)
Illinois	14.9	19.1	(4.2)
Other states	(6.1)	(2.7)	(3.4)
Electric transmission	44.5	27.8	16.7
Non-utility energy infrastructure	71.0	64.4	6.6
Corporate and other	(17.2)	(16.1)	(1.1)
Net income attributed to common shareholders	$302.0	$290.0	$12.0

Diluted earnings per share	$0.96	$0.92	$0.04

Earnings increased $12.0 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the $12.0 million increase in earnings were:

•A $16.7 million increase in net income attributed to common shareholders at the electric transmission segment, primarily due to the impact of the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For more information, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints.

•A $6.6 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs during 2022, primarily due to the Jayhawk wind park that achieved commercial operation in December

09/30/2022 Form 10-Q	46	WEC Energy Group, Inc.

2021. A positive impact from a sharing arrangement with one of our Blooming Grove customers, resulting from strong energy prices, also contributed to the increase in earnings.

These increases in earnings were partially offset by:

•A $4.2 million decrease in net income attributed to common shareholders at the Illinois segment, driven by an increase in natural gas distribution and maintenance costs, along with higher depreciation and amortization. These negative impacts were partially offset by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider.

•A $3.4 million increase in net loss attributed to common shareholders at the other states segment, driven by increases in various operating expenses, including expenses related to property and revenue taxes, natural gas operations, and customer service. An increase in interest expense, primarily due to a deferral of interest expense during 2021 that is now being amortized over a four-year period, also contributed to the higher net loss.

•A $2.6 million decrease in net income attributed to common shareholders at the Wisconsin segment, driven by a decrease in electric margins related to our expected fuel recovery. This decrease was partially offset by the amortization of certain regulatory liabilities to reduce a portion of our 2022 forecasted revenue deficiencies. The amortization was approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 Wisconsin base rates.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income (loss) by segment for our utility operations during the third quarter of 2022 and 2021:

	Three Months Ended September 30
(in millions)	2022	2021
Wisconsin	$367.3	$352.8
Illinois	36.2	40.7
Other states	(5.4)	(2.2)

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income (loss).

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $194.9 million during the third quarter of 2022, representing a $2.6 million, or 1.3%, decrease over the same quarter in 2021. The lower earnings were driven by a decrease in electric margins related to our expected fuel recovery. This decrease was partially offset by the amortization of certain regulatory liabilities to reduce a portion of our 2022 forecasted revenue deficiencies. The amortization was approved by the PSCW in order to

09/30/2022 Form 10-Q	47	WEC Energy Group, Inc.

forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our 2022 Wisconsin base rates.

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Electric revenues	$1,440.2	$1,288.2	$152.0
Fuel and purchased power	605.7	437.7	(168.0)
Total electric margins	834.5	850.5	(16.0)

Natural gas revenues	236.6	170.4	66.2
Cost of natural gas sold	144.0	87.3	(56.7)
Total natural gas margins	92.6	83.1	9.5

Total electric and natural gas margins	927.1	933.6	(6.5)

Other operation and maintenance	329.1	359.1	30.0
Depreciation and amortization	189.2	184.4	(4.8)
Property and revenue taxes	41.5	37.3	(4.2)
Operating income	367.3	352.8	14.5

Other income, net	28.8	16.5	12.3
Interest expense	137.2	137.9	0.7
Income before income taxes	258.9	231.4	27.5

Income tax expense	63.7	33.6	(30.1)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$194.9	$197.5	$(2.6)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$164.6	$169.4	$4.8
Transmission (1)	107.8	127.8	20.0
Regulatory amortizations and other pass through expenses (2)	35.6	34.4	(1.2)
We Power (3)	26.5	27.5	1.0
Earnings sharing mechanisms (4)	(5.4)	—	5.4
Total other operation and maintenance	$329.1	$359.1	$30.0

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2022 and 2021, $134.9 million and $122.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

During the third quarter of 2022, WE and WPS amortized $20.3 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the decrease in transmission expense during the third quarter of 2022, compared with the same quarter in 2021. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 Wisconsin base rates.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the third quarter of 2022 and 2021, $29.7 million and $20.4 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2022 Form 10-Q	48	WEC Energy Group, Inc.

(4)Represents amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on 2022 Wisconsin base rates.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	3,225.6	3,374.1	(148.5)
Small commercial and industrial (1)	3,481.8	3,527.7	(45.9)
Large commercial and industrial (1)	3,268.3	3,239.2	29.1
Other	29.8	31.3	(1.5)
Total retail (1)	10,005.5	10,172.3	(166.8)
Wholesale	584.9	744.0	(159.1)
Resale	1,232.5	1,270.3	(37.8)
Total sales in MWh (1)	11,822.9	12,186.6	(363.7)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	68.8	56.6	12.2
Commercial and industrial	62.8	52.4	10.4
Total retail	131.6	109.0	22.6
Transportation	287.2	280.5	6.7
Total sales in therms	418.8	389.5	29.3

	Three Months Ended September 30
	Degree Days
Weather	2022	2021	B (W)
WE and WG (1)
Heating (98 Normal)	89	22	304.5%
Cooling (591 Normal)	677	715	(5.3)%

WPS (2)
Heating (177 Normal)	129	114	13.2%
Cooling (388 Normal)	468	389	20.3%

UMERC (3)
Heating (304 Normal)	253	232	9.1%
Cooling (260 Normal)	243	270	(10.0)%

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

Electric Revenues

Electric revenues increased $152.0 million during the third quarter of 2022, compared with the same quarter in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in

09/30/2022 Form 10-Q	49	WEC Energy Group, Inc.

revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $16.0 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the lower electric utility margins were:

•A $34.4 million decrease in margins related to our expected fuel recovery, driven by higher fuel costs as well as our current fuel forecast and earnings assumptions. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. We will review our actual fuel costs and earnings results at the end of the year and will further adjust our expected fuel recovery accordingly.

•A $12.0 million net decrease in margins related to lower sales volumes, driven by the impact of cooler weather during the third quarter of 2022, compared with the same quarter in 2021. As measured by cooling degree days, the third quarter of 2022 was 5.3% cooler than the same quarter in 2021 in the Milwaukee area.

These decreases in margins were partially offset by a $31.3 million increase in margins related to the impact of unprotected excess deferred taxes during the third quarter of 2021, which we agreed to return to customers in our PSCW-approved rate orders. This increase in margins is offset in income taxes. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on our rate order.

Natural Gas Revenues

Natural gas revenues increased $66.2 million during the third quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 30% during the third quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $9.5 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the higher natural gas utility margins were:

•A $7.3 million increase in margins from higher sales volumes, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the third quarter of 2022, compared with the same quarter in 2021. As measured by heating degree days, the third quarter of 2022 was 304.5% and 13.2% colder than the same quarter in 2021 in the Milwaukee area and Green Bay area, respectively.

•A $2.5 million increase in margins related to the amortization of a certain portion of WG's regulatory liability consisting of credit balances associated with the escrow of natural gas storage service costs from Bluewater Gas Storage, LLC. In September 2021, the PSCW issued a written order for our Wisconsin utilities approving certain accounting treatments to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information.

09/30/2022 Form 10-Q	50	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment decreased $21.0 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the decrease in operating expenses were:

•A $20.0 million decrease in transmission expense driven by the amortization of a certain portion of WE's and WPS's regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $5.4 million decrease in expense driven by the amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $4.8 million decrease in benefit costs, primarily driven by lower stock-based compensation and deferred compensation costs.

•A $4.0 million decrease in expense related to 2021 charitable projects supporting our customers and the communities within our service territories.

These decreases in other operating expenses were partially offset by:

•A $4.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan and an increase related to the We Power leases. These increases were partially offset by $2.6 million of deferred depreciation related to capital investments made by WG since it's last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information.

•A $4.2 million increase in property and revenue taxes, driven by higher gross receipt taxes.

•A $3.2 million increase in other operating and maintenance expense related to our power plants, driven by a planned outage at OCPP and reductions in refined coal credits during the third quarter of 2022, compared with the same quarter in 2021.

Other Income, Net

Other income, net at the Wisconsin segment increased $12.3 million during the third quarter of 2022, compared with the same quarter in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 17, Employee Benefits, for more information on our benefit costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

Interest Expense

Interest expense at the Wisconsin segment decreased $0.7 million during the third quarter of 2022, compared with the same quarter in 2021, primarily due to the deferral of interest expense related to capital investments made by WG since its last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information. Also contributing to the decrease was lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. These decreases were partially offset by long-term debt issuances in the fourth quarter of 2021 and third quarter of 2022, and higher average short-term debt balances along with higher interest rates.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $30.1 million during the third quarter of 2022, compared with the same quarter in 2021. The increase in income tax expense was due to an approximate $31 million negative impact related to the lower quarter-over-quarter amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the

09/30/2022 Form 10-Q	51	WEC Energy Group, Inc.

unprotected excess deferred tax benefits in 2021 from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. See Note 13, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $14.9 million during the third quarter of 2022, representing a $4.2 million, or 22.0%, decrease over the same quarter in 2021. The lower earnings were driven by an increase in natural gas distribution and maintenance costs, along with higher depreciation and amortization. These negative impacts were partially offset by higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$230.3	$216.2	$14.1
Cost of natural gas sold	27.4	22.4	(5.0)
Total natural gas margins	202.9	193.8	9.1

Other operation and maintenance	100.2	91.2	(9.0)
Depreciation and amortization	57.9	55.4	(2.5)
Property and revenue taxes	8.6	6.5	(2.1)
Operating income	36.2	40.7	(4.5)

Other income, net	2.6	1.9	0.7
Interest expense	18.1	16.5	(1.6)
Income before income taxes	20.7	26.1	(5.4)

Income tax expense	5.8	7.0	1.2
Net income attributed to common shareholders	$14.9	$19.1	$(4.2)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in the line items below	$84.9	$76.2	$(8.7)
Riders (1)	16.0	15.5	(0.5)
Regulatory amortizations (1)	(0.7)	(0.5)	0.2
Total other operation and maintenance	$100.2	$91.2	$(9.0)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	45.7	42.8	2.9
Commercial and industrial	23.5	24.1	(0.6)
Total retail	69.2	66.9	2.3
Transportation	93.3	87.6	5.7
Total sales in therms	162.5	154.5	8.0

09/30/2022 Form 10-Q	52	WEC Energy Group, Inc.

	Three Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (68 Normal)	86	18	377.8%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $14.1 million during the third quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 18% during the third quarter of 2022, compared with the same quarter in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $0.5 million impact of the riders referenced in the table above, increased $8.6 million during the third quarter of 2022, compared with the same quarter in 2021. The increase in margins was primarily driven by:

•A $6.2 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 24, Regulatory Environment, for more information.

•A $2.4 million increase related to fixed customer charges during the third quarter of 2022, compared with the same quarter in 2021.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $13.1 million, net of the $0.5 million impact of the riders referenced in the table above, during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $7.0 million increase in natural gas distribution and maintenance costs.

•A $2.5 million increase in depreciation and amortization expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $1.9 million increase in customer service expense, primarily driven by higher call volumes.

Interest Expense

Interest expense at the Illinois segment increased $1.6 million during the third quarter of 2022, compared with the same quarter in 2021, primarily due to $225.0 million of long-term debt issuances in November 2021.

Income Tax Expense

Income tax expense at the Illinois segment decreased $1.2 million during the third quarter of 2022, compared with the same quarter in 2021, driven by a decrease in pre-tax income.

09/30/2022 Form 10-Q	53	WEC Energy Group, Inc.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net loss attributed to common shareholders was $6.1 million during the third quarter of 2022, representing a $3.4 million, or 125.9%, increase in net loss over the same quarter in 2021. The higher net loss was driven by increases in various operating expenses, including expenses related to property and revenue taxes, natural gas operations, and customer service. An increase in interest expense, primarily due to a deferral of interest expense during 2021 that is now being amortized over a four-year period, also contributed to the higher net loss.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$69.2	$52.8	$16.4
Cost of natural gas sold	36.6	21.6	(15.0)
Total natural gas margins	32.6	31.2	1.4

Other operation and maintenance	21.0	19.6	(1.4)
Depreciation and amortization	10.3	9.6	(0.7)
Property and revenue taxes	6.7	4.2	(2.5)
Operating loss	(5.4)	(2.2)	(3.2)

Other income, net	0.7	0.1	0.6
Interest expense	3.3	1.6	(1.7)
Loss before income taxes	(8.0)	(3.7)	(4.3)

Income tax benefit	(1.9)	(1.0)	0.9
Net loss attributed to common shareholders	$(6.1)	$(2.7)	$(3.4)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line item below	$18.3	$16.3	$(2.0)
Regulatory amortizations and other pass through expenses (1)	2.7	3.3	0.6
Total other operation and maintenance	$21.0	$19.6	$(1.4)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	15.9	16.0	(0.1)
Commercial and industrial	15.1	16.7	(1.6)
Total retail	31.0	32.7	(1.7)
Transportation	164.4	183.6	(19.2)
Total sales in therms	195.4	216.3	(20.9)

09/30/2022 Form 10-Q	54	WEC Energy Group, Inc.

	Three Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
MERC
Heating (204 Normal)	184	120	53.3%

MGU
Heating (112 Normal)	112	54	107.4%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues increased $16.4 million during the third quarter of 2022, compared with the same quarter in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 88% during the third quarter of 2022, compared with the same quarter in 2021. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $1.4 million during the third quarter of 2022, compared with the same quarter in 2021, primarily driven by a $0.9 million increase related to MERC's GUIC rider. The GUIC rider allows MERC to recover previously approved GUIC incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $4.6 million during the third quarter of 2022, compared with the same quarter in 2021. The significant factors impacting the increase in operating expenses were:

•A $2.5 million increase in property and revenue taxes, driven by higher use tax at MGU.

•A $1.9 million increase in natural gas operations and customer service expense, primarily driven by various operation and maintenance projects approved in MGU's rate case.

Interest Expense

Interest expense at the other states segment increased $1.7 million during the third quarter of 2022, compared with the same quarter in 2021, primarily due to the deferral of $1.2 million of interest expense in the third quarter of 2021, as approved by the MPSC to mitigate the impacts from delaying the filing of MGU's 2021 rate case. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information. This deferred interest expense is now being amortized over a four-year period as a result of MGU's approved rate increase.

09/30/2022 Form 10-Q	55	WEC Energy Group, Inc.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Equity in earnings of transmission affiliates	$63.7	$42.3	$21.4
Interest expense	4.9	4.8	(0.1)
Income before income taxes	58.8	37.5	21.3

Income tax expense	14.3	9.7	(4.6)
Net income attributed to common shareholders	$44.5	$27.8	$16.7

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $21.4 million during the third quarter of 2022, compared with the same quarter in 2021. The increase was primarily due to the impact of the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For information on this D.C. Circuit Court of Appeals opinion, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints.

Income Tax Expense

Income tax expense at the electric transmission segment increased $4.6 million during the third quarter of 2022, compared with the same quarter in 2021. The increase was primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Operating income	$89.1	$85.4	$3.7

Interest expense	17.0	17.6	0.6
Income before income taxes	72.1	67.8	4.3

Income tax expense	1.7	5.0	3.3
Net loss attributed to noncontrolling interests	0.6	1.6	(1.0)
Net income attributed to common shareholders	$71.0	$64.4	$6.6

Operating Income

Operating income at the non-utility energy infrastructure segment increased $3.7 million during the third quarter of 2022, compared with the same quarter in 2021. The increase was primarily due to a $2.7 million positive impact from a sharing arrangement with one of our Blooming Grove customers resulting from strong energy prices.

Income Tax Expense

Income tax expense at the non-utility energy infrastructure segment decreased $3.3 million during the third quarter of 2022, compared with the same quarter in 2021. The decrease was primarily due to a $3.9 million increase in PTCs in 2022, driven by the Jayhawk wind park achieving commercial operation in December 2021. This favorable change in income tax expense was partially offset by higher pre-tax earnings during the third quarter of 2022, compared with same quarter in 2021.

09/30/2022 Form 10-Q	56	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2022	2021	B (W)
Operating income (loss)	$0.3	$(1.9)	$2.2

Other income, net	3.2	7.0	(3.8)
Interest expense	30.9	24.7	(6.2)
Loss before income taxes	(27.4)	(19.6)	(7.8)

Income tax benefit	(10.2)	(3.5)	6.7
Net loss attributed to common shareholders	$(17.2)	$(16.1)	$(1.1)

Operating Income (Loss)

The corporate and other segment had operating income of $0.3 million during the third quarter of 2022, compared with an operating loss of $1.9 million during the same quarter in 2021. The $2.2 million increase was driven by higher operating income at Wispark, primarily due to a payment on a note receivable that was previously written down due to uncertainty regarding its collectibility.

Other Income, Net

Other income, net at the corporate and other segment decreased $3.8 million during the third quarter of 2022, compared with the same quarter in 2021, driven by a $3.7 million decrease in earnings from our equity method investments in technology and energy-focused investment funds.

Interest Expense

Interest expense at the corporate and other segment increased $6.2 million during the third quarter of 2022, compared with the same quarter in 2021, due to higher average short-term debt balances at the parent company along with higher interest rates.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $6.7 million during the third quarter of 2022, compared with the same quarter in 2021, driven by a $4.5 million quarter-over-quarter increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. Also contributing to the favorable change in the income tax benefit were a higher pre-tax loss and a $1.4 million increase in excess tax benefits recognized related to stock option exercises during the third quarter of 2022, compared with the same quarter in 2021.

09/30/2022 Form 10-Q	57	WEC Energy Group, Inc.

NINE MONTHS ENDED SEPTEMBER 30, 2022

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2022 with the nine months ended September 30, 2021, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2022	2021	B (W)
Wisconsin	$631.4	$600.3	$31.1
Illinois	184.7	174.8	9.9
Other states	28.1	24.5	3.6
Electric transmission	101.3	82.8	18.5
Non-utility energy infrastructure	242.8	204.6	38.2
Corporate and other	(32.9)	(10.9)	(22.0)
Net income attributed to common shareholders	$1,155.4	$1,076.1	$79.3

Diluted Earnings Per Share	$3.65	$3.40	$0.25

Earnings increased $79.3 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the $79.3 million increase in earnings were:

•A $38.2 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs during 2022, primarily due to the Jayhawk wind park that achieved commercial operation in December 2021, an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS, and higher generation at our other wind parks. In addition, Upstream recognized revenue during 2022 related to market settlements it received from SPP in February 2021. Due to a complaint filed with the FERC, the revenue related to these settlements could not be recognized until the FERC issued an order denying the complaint in the first quarter of 2022. A positive impact from a sharing arrangement with one of our Blooming Grove customers, resulting from strong energy prices, also contributed to the increase in earnings.

•A $31.1 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by lower operation and maintenance expense, largely due to the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies. The amortization was approved by the PSCW in order to forego filing for 2022 base rate increases. An increase in natural gas margins related to higher retail sales volumes, as well as higher net credits from the non-service components of our net periodic pension and OPEB costs, also contributed to the increase in earnings. These increases in earnings were partially offset by a decrease in electric margins related to our expected fuel recovery and higher depreciation and amortization.

•An $18.5 million increase in net income attributed to common shareholders at the electric transmission segment, primarily due to the impact of the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE.

•A $9.9 million increase in net income attributed to common shareholders at the Illinois segment, driven by a gain on the sale of certain real estate in Chicago, as well as higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and NSG's rate increase, effective September 15, 2021. These positive impacts were partially offset by increases in various operating expenses, including expenses related to natural gas distribution and maintenance, the settlement of legal claims, charitable projects, and depreciation and amortization.

These increases in earnings were partially offset by a $22.0 million increase in net loss attributed to common shareholders at the corporate and other segment, driven by net losses from the investments held in the Integrys rabbi trust during the first nine months of 2022, compared with net gains during the same period in 2021. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 14, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. A decrease in earnings from our equity method investments in technology and energy-focused investment funds also contributed to the higher net loss. These negative impacts were partially offset by an increase in certain income tax benefits.

09/30/2022 Form 10-Q	58	WEC Energy Group, Inc.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30
(in millions)	2022	2021
Wisconsin	$1,174.1	$1,072.0
Illinois	296.3	283.8
Other states	45.5	36.7

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

09/30/2022 Form 10-Q	59	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $631.4 million during the nine months ended September 30, 2022, representing a $31.1 million, or 5.2%, increase over the same period in 2021. The higher earnings were driven by lower operation and maintenance expense, largely due to the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies. The amortization was approved by the PSCW in order to forego filing for 2022 base rate increases. An increase in natural gas margins related to higher retail sales volumes, as well as higher net credits from the non-service components of our net periodic pension and OPEB costs, also contributed to the increase in earnings. These increases in earnings were partially offset by a decrease in electric margins related to our expected fuel recovery and higher depreciation and amortization.

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Electric revenues	$3,858.7	$3,482.0	$376.7
Fuel and purchased power	1,485.5	1,133.2	(352.3)
Total electric margins	2,373.2	2,348.8	24.4

Natural gas revenues	1,317.8	1,015.8	302.0
Cost of natural gas sold	850.0	591.6	(258.4)
Total natural gas margins	467.8	424.2	43.6

Total electric and natural gas margins	2,841.0	2,773.0	68.0

Other operation and maintenance	979.6	1,047.1	67.5
Depreciation and amortization	564.0	540.4	(23.6)
Property and revenue taxes	123.3	113.5	(9.8)
Operating income	1,174.1	1,072.0	102.1

Other income, net	75.7	51.8	23.9
Interest expense	409.1	417.8	8.7
Income before income taxes	840.7	706.0	134.7

Income tax expense	208.4	104.8	(103.6)
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholders	$631.4	$600.3	$31.1

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$483.3	$472.8	$(10.5)
Transmission (1)	323.1	383.1	60.0
Regulatory amortizations and other pass through expenses (2)	108.0	104.9	(3.1)
We Power (3)	81.4	86.3	4.9
Earnings sharing mechanisms (4)	(16.2)	—	16.2
Total other operation and maintenance	$979.6	$1,047.1	$67.5

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2022 and 2021, $391.5 million and $378.1 million, respectively, of costs were billed to our electric utilities by transmission providers.

During the nine months ended September 30, 2022, WE and WPS amortized $60.8 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the decrease in transmission expense during the nine months ended September 30, 2022, compared with the same period in 2021.

09/30/2022 Form 10-Q	60	WEC Energy Group, Inc.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the nine months ended September 30, 2022 and 2021, $80.6 million and $72.0 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)Represents amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2022	2021	B (W)
Customer Class
Residential	8,726.7	8,838.5	(111.8)
Small commercial and industrial (1)	9,793.9	9,699.6	94.3
Large commercial and industrial (1)	9,238.8	9,365.8	(127.0)
Other	98.9	104.9	(6.0)
Total retail (1)	27,858.3	28,008.8	(150.5)
Wholesale	1,942.8	2,181.4	(238.6)
Resale	3,326.7	4,552.5	(1,225.8)
Total sales in MWh (1)	33,127.8	34,742.7	(1,614.9)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	810.0	715.0	95.0
Commercial and industrial	515.4	439.0	76.4
Total retail	1,325.4	1,154.0	171.4
Transportation	1,054.8	1,018.9	35.9
Total sales in therms	2,380.2	2,172.9	207.3

	Nine Months Ended September 30
	Degree Days
Weather	2022	2021	B (W)
WE and WG (1)
Heating (4,288 Normal)	4,254	3,880	9.6%
Cooling (762 Normal)	936	1,018	(8.1)%

WPS (2)
Heating (4,787 Normal)	4,880	4,450	9.7%
Cooling (532 Normal)	717	631	13.6%

UMERC (3)
Heating (5,461 Normal)	5,824	5,115	13.9%
Cooling (342 Normal)	358	426	(16.0)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

09/30/2022 Form 10-Q	61	WEC Energy Group, Inc.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Revenues

Electric revenues increased $376.7 million during the nine months ended September 30, 2022, compared with the same period in 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $24.4 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the higher electric utility margins were:

•An $85.4 million increase in margins related to the impact of unprotected excess deferred taxes during the nine months ended September 30, 2021, which we agreed to return to customers in our PSCW-approved rate orders. This increase in margins is offset in income taxes.

•A $9.4 million increase in other revenues, primarily related to third-party use of our assets.

These increases in margins were partially offset by:

•A $52.8 million decrease in margins related to our expected fuel recovery, driven by higher fuel costs as well as our current fuel forecast and earnings assumptions. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. We will review our actual fuel costs and earnings results at the end of the year and will further adjust our expected fuel recovery accordingly.

•Lower margins of $10.7 million driven by the expiration of certain wholesale contracts.

•A $7.5 million net decrease in margins related to lower sales volumes, driven by the impact of cooler weather during the nine months ended September 30, 2022, compared with the same period in 2021. As measured by cooling degree days, the nine months ended September 30, 2022 were 8.1% cooler than the same period in 2021 in the Milwaukee area.

Natural Gas Revenues

Natural gas revenues increased $302.0 million during the nine months ended September 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 26% during the nine months ended September 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $43.6 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the higher natural gas utility margins were:

•A $37.1 million increase in margins from higher sales volumes, primarily driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the nine months ended September 30, 2022, compared with the same period in 2021. As measured by heating degree days, the nine months ended September 30, 2022 were 9.6% and 9.7% colder than the same period in 2021 in the Milwaukee area and Green Bay area, respectively.

•A $7.4 million increase in margins related to the amortization of a certain portion of WG's regulatory liability consisting of credit balances associated with the escrow of natural gas storage service costs from Bluewater Gas Storage, LLC. In September 2021,

09/30/2022 Form 10-Q	62	WEC Energy Group, Inc.

the PSCW issued a written order for our Wisconsin utilities approving certain accounting treatments to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment decreased $34.1 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the decrease in operating expenses were:

•A $60.0 million decrease in transmission expense driven by the amortization of a certain portion of WE's and WPS's regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $16.2 million decrease in expense driven by the amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

•A $4.9 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $4.0 million decrease in expense related to 2021 charitable projects supporting our customers and the communities within our service territories.

•A $3.1 million decrease in expense related to a gain on land sales during the nine months ended September 30, 2022, compared with the same period in 2021.

•A $3.1 million decrease in benefit costs, primarily driven by lower deferred compensation costs.

These decreases in other operating expenses were partially offset by:

•A $23.6 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan and an increase related to the We Power leases. These increases were partially offset by $7.7 million of deferred depreciation related to capital investments made by WG since it's last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases.

•A $21.9 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain system reliability and for storm restoration expense during the nine months ended September 30, 2022, compared with the same period in 2021.

•A $9.8 million increase in property and revenue taxes, driven by higher gross receipt taxes.

•A $4.5 million increase in other operating and maintenance expense related to our power plants, driven by a planned outage at the Weston power plant and reductions in refined coal credits during the nine months ended September 30, 2022, compared with the same period in 2021.

Other Income, Net

Other income, net at the Wisconsin segment increased $23.9 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense at the Wisconsin segment decreased $8.7 million during the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to the deferral of interest expense related to capital investments made by WG since its last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. Also contributing to the decrease was lower interest expense on finance lease

09/30/2022 Form 10-Q	63	WEC Energy Group, Inc.

liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. These decreases were partially offset by long-term debt issuances in the fourth quarter of 2021, and higher average short-term debt balances along with higher interest rates.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $103.6 million during the nine months ended September 30, 2022, compared with the same period in 2021. The increase was primarily due to an approximate $85 million negative impact related to the lower period-over-period amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of the unprotected excess deferred tax benefits in 2021 from the Tax Legislation did not impact earnings as there was an offsetting impact in operating income. Also contributing to the increase was higher pre-tax income in 2022.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $184.7 million during the nine months ended September 30, 2022, representing a $9.9 million, or 5.7%, increase over the same period in 2021. The increase was driven by a gain on the sale of certain real estate in Chicago, as well as higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and NSG's rate increase, effective September 15, 2021. These positive impacts were partially offset by increases in various operating expenses, including expenses related to natural gas distribution and maintenance, the settlement of legal claims, charitable projects, and depreciation and amortization.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$1,354.8	$1,195.1	$159.7
Cost of natural gas sold	564.0	435.0	(129.0)
Total natural gas margins	790.8	760.1	30.7

Other operation and maintenance	292.9	291.3	(1.6)
Depreciation and amortization	172.1	162.1	(10.0)
Property and revenue taxes	29.5	22.9	(6.6)
Operating income	296.3	283.8	12.5

Other income, net	11.3	5.0	6.3
Interest expense	53.8	49.6	(4.2)
Income before income taxes	253.8	239.2	14.6

Income tax expense	69.1	64.4	(4.7)
Net income attributed to common shareholders	$184.7	$174.8	$9.9

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in the line items below	$208.7	$211.7	$3.0
Riders (1)	85.9	81.3	(4.6)
Regulatory amortizations (1)	(1.7)	(1.7)	—
Total other operation and maintenance	$292.9	$291.3	$(1.6)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2022 Form 10-Q	64	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	620.7	572.4	48.3
Commercial and industrial	248.9	226.1	22.8
Total retail	869.6	798.5	71.1
Transportation	585.9	544.1	41.8
Total sales in therms	1,455.5	1,342.6	112.9

	Nine Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
Heating (3,887 Normal)	4,017	3,673	9.4%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $159.7 million during the nine months ended September 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased 19% during the nine months ended September 30, 2022, compared with the same period in 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $4.6 million impact of the riders referenced in the table above, increased $26.1 million during the nine months ended September 30, 2022, compared with the same period in 2021. The increase in margins was primarily driven by:

•An $18.7 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023.

•A $7.4 million increase related to the impact of the NSG rate order approved by the ICC, effective September 15, 2021, which includes the Variable Income Tax Adjustment Rider in base rates. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on the 2021 rate order.

•A $3.5 million increase in the invested capital tax adjustment rider, which did not impact net income as it was offset in property and revenue taxes. The invested capital tax adjustment rider is a mechanism that allows PGL and NSG to recover or refund the difference between the cost of invested capital tax incurred and the amount collected through base rates.

These increases in natural gas utility margins were partially offset by a $3.2 million decrease related to fixed customer charges.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $13.6 million, net of the $4.6 million impact of the riders referenced in the table above, during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the increase in operating expenses were:

•An $11.9 million increase in natural gas distribution and maintenance costs.

09/30/2022 Form 10-Q	65	WEC Energy Group, Inc.

•An $11.2 million increase in expenses associated with the settlement of legal claims.

•A $10.0 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

•A $10.0 million increase in depreciation and amortization expense, primarily driven by PGL's continued capital investment in the SMP project.

•A $7.5 million increase in benefit costs, primarily due to higher pension and stock-based compensation costs.

•A $6.6 million increase in property and revenue taxes, primarily driven by an increase in the invested capital tax related to continued capital investment. This increase was offset in natural gas utility margins.

•A $5.0 million increase in costs associated with maintenance at the Manlove Gas Storage Field.

•A $2.6 million increase in customer service expense, primarily driven by higher call volumes.

These increases in operating expenses were partially offset by a $54.5 million pre-tax gain on the sale of certain real estate in Chicago. See Note 3, Disposition, for more information.

Other Income, Net

Other income, net at the Illinois segment increased $6.3 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 17, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $4.2 million during the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to $225.0 million of long-term debt issuances in November 2021.

Income Tax Expense

Income tax expense at the Illinois segment increased $4.7 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $28.1 million during the nine months ended September 30, 2022, representing a $3.6 million, or 14.7%, increase over the same period in 2021. The increase was driven by higher natural gas margins due to a rate increase at MGU, effective January 1, 2022, and higher sales volumes during the nine months ended September 30, 2022, compared with the same period in 2021. These positive impacts were partially offset by increases in operating expenses, as well as interest expense, as discussed below.

09/30/2022 Form 10-Q	66	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Natural gas revenues	$410.0	$358.2	$51.8
Cost of natural gas sold	249.3	215.7	(33.6)
Total natural gas margins	160.7	142.5	18.2

Other operation and maintenance	68.5	64.0	(4.5)
Depreciation and amortization	30.5	28.2	(2.3)
Property and revenue taxes	16.2	13.6	(2.6)
Operating income	45.5	36.7	8.8

Other income, net	1.8	0.6	1.2
Interest expense	9.8	4.6	(5.2)
Income before income taxes	37.5	32.7	4.8

Income tax expense	9.4	8.2	(1.2)
Net income attributed to common shareholders	$28.1	$24.5	$3.6

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line item below	$54.6	$48.9	$(5.7)
Regulatory amortizations and other pass through expenses (1)	13.9	15.1	1.2
Total other operation and maintenance	$68.5	$64.0	$(4.5)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2022	2021	B (W)
Customer Class
Residential	240.5	208.5	32.0
Commercial and industrial	155.9	127.5	28.4
Total retail	396.4	336.0	60.4
Transportation	590.3	588.6	1.7
Total sales in therms	986.7	924.6	62.1

	Nine Months Ended September 30
	Degree Days
Weather (1)	2022	2021	B (W)
MERC
Heating (5,118 Normal)	5,608	4,816	16.4%

MGU
Heating (4,046 Normal)	4,142	3,878	6.8%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

09/30/2022 Form 10-Q	67	WEC Energy Group, Inc.

Natural Gas Revenues

Natural gas revenues increased $51.8 million during the nine months ended September 30, 2022, compared with the same period in 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $18.2 million during the nine months ended September 30, 2022, compared with the same period in 2021. The increase in margins was primarily driven by:

•A $9.0 million increase related to the new rates at MGU that went into effect in 2022. See Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for additional information on the 2021 rate order.

•A $6.0 million increase related to higher sales volumes due to both continued economic recovery and colder weather during the nine months ended September 30, 2022, compared with the same period in 2021.

•A $1.4 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

•A $1.4 million increase related to MERC's GUIC rider.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $9.4 million during the nine months ended September 30, 2022, compared with the same period in 2021. The significant factors impacting the increase in operating expenses were:

•A $4.2 million increase in natural gas operations and customer service expense, primarily driven by various operation and maintenance projects approved in MGU's rate case.

•A $2.6 million increase in property and revenue taxes, driven by higher use tax at MGU.

•A $2.3 million increase in depreciation and amortization related to continued capital investment.

•A $1.4 million increase in operation and maintenance expense related to MERC's CIP, which has an offsetting increase in margins.

These increases in operating expenses were partially offset by a $2.5 million decrease in bad debt expense.

Other Income, Net

Other income, net at the other states segment increased $1.2 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 17, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the other states segment increased $5.2 million during the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to the deferral of $3.7 million of interest expense during the first nine months of 2021, as approved by the MPSC to mitigate the impacts from delaying the filing of MGU's 2021 rate case. This deferred interest expense is now being amortized over a four-year period as a result of MGU's approved rate increase.

09/30/2022 Form 10-Q	68	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the other states segment increased $1.2 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by an increase in pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Equity in earnings of transmission affiliates	$148.4	$126.2	$22.2
Interest expense	14.6	14.5	(0.1)
Income before income taxes	133.8	111.7	22.1

Income tax expense	32.5	28.9	(3.6)
Net income attributed to common shareholders	$101.3	$82.8	$18.5

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $22.2 million during the nine months ended September 30, 2022, compared with the same period in 2021. The increase was primarily due to the impact of the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For information on this D.C. Circuit Court of Appeals opinion, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints.

Income Tax Expense

Income tax expense at the electric transmission segment increased $3.6 million during the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Operating income	$285.1	$261.6	$23.5

Interest expense	51.6	53.5	1.9
Income before income taxes	233.5	208.1	25.4

Income tax expense (benefit)	(10.5)	5.8	16.3
Net (income) loss attributed to noncontrolling interests	(1.2)	2.3	(3.5)
Net income attributed to common shareholders	$242.8	$204.6	$38.2

Operating Income

Operating income at the non-utility energy infrastructure segment increased $23.5 million during the nine months ended September 30, 2022, compared with the same period in 2021. The increase was primarily due to the recognition of $15.2 million in revenue related to our Upstream wind park in the first quarter of 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until the FERC issued an order denying that complaint in the first quarter of 2022. In addition, there was an $8.8 million positive impact from a sharing arrangement with one of our Blooming Grove customers resulting from strong energy prices.

09/30/2022 Form 10-Q	69	WEC Energy Group, Inc.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $1.9 million during the nine months ended September 30, 2022, compared with the same period in 2021, primarily due to a lower principal balance as a result of the semi-annual principal payments on long-term debt.

Income Tax Expense (Benefit)

At the non-utility energy infrastructure segment, $10.5 million of income tax benefit was recorded during the nine months ended September 30, 2022, compared with $5.8 million of income tax expense recorded during the same period in 2021. The change was primarily due to a $22.4 million increase in PTCs in 2022, driven by the Jayhawk wind park that achieved commercial operation in December 2021, an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS, and higher generation at our other wind parks. This favorable change in the income tax benefit was partially offset by higher pre-tax earnings during the nine months ended September 30, 2022.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2022	2021	B (W)
Operating loss	$(6.0)	$(10.4)	$4.4

Other income, net	6.2	40.7	(34.5)
Interest expense	78.1	73.5	(4.6)
Loss before income taxes	(77.9)	(43.2)	(34.7)

Income tax benefit	(45.0)	(32.3)	12.7
Net loss attributed to common shareholders	$(32.9)	$(10.9)	$(22.0)

Operating Loss

The operating loss at the corporate and other segment decreased $4.4 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by higher operating income at Wispark, primarily due to a payment on a note receivable that was previously written down due to uncertainty regarding its collectibility. Higher gains on land sales also contributed to the increase in operating income at Wispark.

Other Income, Net

Other income, net at the corporate and other segment decreased $34.5 million during the nine months ended September 30, 2022, compared with the same period in 2021. The decrease was driven by a $16.5 million net loss from the investments held in the Integrys rabbi trust during the first nine months of 2022, compared with a $10.8 million net gain during the same period in 2021. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 14, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. An $11.8 million decrease in earnings from our equity method investments in technology and energy-focused investment funds also contributed to the lower other income, net.

Interest Expense

Interest expense at the corporate and other segment increased $4.6 million during the nine months ended September 30, 2022, compared with the same period in 2021, due to higher average short-term debt balances at the parent company and higher interest rates. This increase was partially offset by lower interest rates related to long-term debt obligations that were refinanced during the fourth quarter of 2021 in order to take advantage of lower interest rates.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $12.7 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by a higher pre-tax loss. Also contributing to the increase in the income tax

09/30/2022 Form 10-Q	70	WEC Energy Group, Inc.

benefit was a $6.0 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate and a $5.7 million increase in excess tax benefits recognized related to stock option exercises, during the nine months ended September 30, 2022, compared with the same period in 2021. These increases in income tax benefits were partially offset by $7.5 million of uncertain tax positions primarily recorded in the first quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$2,059.5	$2,006.7	$52.8
Investing activities	(1,985.9)	(1,688.7)	(297.2)
Financing activities	(45.1)	(281.4)	236.3

Operating Activities

Net cash provided by operating activities increased $52.8 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•A $573.0 million increase in cash from higher overall collections from customers as a result of an increase in natural gas sales volumes during the nine months ended September 30, 2022, compared with the same period in 2021, driven by the continued economic recovery from the COVID-19 pandemic and colder weather. In addition, we continued to recover on the natural gas costs we under-collected from our Illinois and Minnesota customers related to the extreme weather conditions that occurred in February 2021. See Note 24, Regulatory Environment, for more information on the recovery of these natural gas costs.

•A $54.7 million increase in cash due to realized gains on derivative instruments during the nine months ended September 30, 2022.

These increases in net cash provided by operating activities were partially offset by:

•A $315.6 million decrease in cash from higher payments for fuel and purchased power at our plants during the nine months ended September 30, 2022, compared with the same period in 2021. Our plants incurred higher fuel costs during the nine months ended September 30, 2022, as a result of an increase in the price of natural gas.

•A $198.6 million decrease in cash from higher payments for other operation and maintenance expenses. During the nine months ended September 30, 2022, our payments were higher for reliability and storm restoration, transmission, natural gas distribution and maintenance costs, benefit costs, and natural gas storage maintenance costs.

•A $26.9 million decrease in cash related to higher payments for environmental remediation from work completed on former manufactured gas plant sites during the nine months ended September 30, 2022, compared with the same period in 2021.

•An $18.5 million decrease in cash related to higher cash paid for income taxes, driven by higher taxable income during the nine months ended September 30, 2022, compared with the same period in 2021.

•An $18.4 million decrease in cash related to higher cash paid for property and revenue taxes, driven by higher gross receipt taxes as well as an increase in the Illinois invested capital tax related to continued capital investment during the nine months ended September 30, 2022, compared with the same period in 2021.

09/30/2022 Form 10-Q	71	WEC Energy Group, Inc.

Investing Activities

Net cash used in investing activities increased $297.2 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•The acquisition of a 90% ownership interest in Thunderhead in September 2022 for $362.9 million. See Note 2, Acquisitions, for more information.

•A $72.8 million increase in cash paid for capital expenditures during the nine months ended September 30, 2022, compared with the same period in 2021, which is discussed in more detail below.

•Capital contributions paid to transmission affiliates of $39.4 million during the nine months ended September 30, 2022. See Note 19, Investment in Transmission Affiliates, for more information. There were no payments to transmission affiliates during the same period in 2021.

•An $18.4 million increase in cash paid for ATC's construction costs during the nine months ended September 30, 2022, which will be reimbursed in the future.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.8 million. See Note 2, Acquisitions, for more information.

•A $47.4 million increase in proceeds from the sale of assets during the nine months ended September 30, 2022, compared with the same period in 2021, primarily related to the sale of real estate owned by PGL. See Note 3, Disposition, for more information.

•Insurance proceeds of $41.6 million received during the nine months ended September 30, 2022 for property damage, primarily related to the PSB water damage claim. See Note 7, Property, Plant, and Equipment, for more information.

Capital Expenditures

Capital expenditures by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2022	2021	Change in 2022 Over 2021
Wisconsin	$1,189.0	$1,028.5	$160.5
Illinois	364.7	387.9	(23.2)
Other states	69.3	64.5	4.8
Non-utility energy infrastructure	63.3	136.7	(73.4)
Corporate and other	14.4	10.3	4.1
Total capital expenditures	$1,700.7	$1,627.9	$72.8

The increase in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2022, compared with the same period in 2021, was primarily driven by higher payments for capital expenditures related to Paris and other renewable energy projects, the new natural gas-fired generation being constructed at WPS's existing Weston power plant site, and WG's LNG facility. These increases were partially offset by lower capital expenditures related to upgrades to WE's and WPS's natural gas and electric distribution systems, the restoration of WE's PSB, and WPS's Crane Creek. See Note 7, Property, Plant, and Equipment, for more information on the PSB.

The decrease in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2022, compared with the same period in 2021, was primarily driven by lower capital expenditures related to upgrades at the Manlove Gas Storage Field, partially offset by increased capital expenditures for upgrades to PGL's natural gas distribution system.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during the nine months ended September 30, 2022, compared with the same period in 2021, was primarily driven by lower capital expenditures related to the construction of Jayhawk, which went into commercial operation in December 2021. See Note 2, Acquisitions, for more information

09/30/2022 Form 10-Q	72	WEC Energy Group, Inc.

about Jayhawk. This decrease in cash paid for capital expenditures was partially offset by an increase in capital expenditures for wastewater treatment system modifications for We Power's ERGS units. See Note 22, Commitments and Contingencies, for more information on the wastewater treatment system modifications.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $236.3 million during the nine months ended September 30, 2022, compared with the same period in 2021, driven by:

•A $381.2 million increase in cash due to higher issuances of long-term debt during the nine months ended September 30, 2022, compared with the same period in 2021.

•A $340.0 million increase in cash due to a repayment of a 364-day term loan during the nine months ended September 30, 2021.

•A $291.3 million increase in cash due to a decrease in retirements of long-term debt during the nine months ended September 30, 2022, compared with the same period in 2021.

•A $26.6 million increase in cash proceeds related to stock options exercised during the nine months ended September 30, 2022, compared with the same period in 2021.

These decreases in net cash used in financing activities were partially offset by:

•A $711.7 million decrease in cash due to $640.2 million of net repayments of commercial paper during the nine months ended September 30, 2022, compared with $71.5 million of net borrowings of commercial paper during the same period in 2021.

•A $52.6 million decrease in cash due to an increase in common stock purchased during the nine months ended September 30, 2022, compared with the same period in 2021, to satisfy requirements of our stock-based compensation plans.

•A $47.3 million decrease in cash due to higher dividends paid on our common stock during the nine months ended September 30, 2022, compared with the same period in 2021. In January 2022, our Board of Directors increased our quarterly dividend by $0.05 per share (7.4%) effective with the March 2022 dividend payment.

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

09/30/2022 Form 10-Q	73	WEC Energy Group, Inc.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 22, Commitments and Contingencies.

(in millions)	2022 (1)	2023	2024
Wisconsin	$1,910.3	$2,530.7	$2,432.8
Illinois	512.7	557.1	659.5
Other states	100.9	111.8	115.0
Non-utility energy infrastructure	481.5	487.0	683.8
Corporate and other	25.3	28.1	17.0
Total	$3,030.7	$3,714.7	$3,908.1

(1)This includes actual capital expenditures incurred through September 30, 2022, as well as estimated capital expenditures for the remainder of the year.

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

•WPS, along with an unaffiliated utility, received PSCW approval to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. WPS's share of the cost of this project is estimated to be approximately $160 million, with construction expected to be completed in early 2023.

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MW of solar

09/30/2022 Form 10-Q	74	WEC Energy Group, Inc.

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

•In November 2021, WE and WPS signed an asset purchase agreement to acquire Whitewater, a commercially operational 236.5 MW dual-fueled (natural gas and low sulfur fuel oil) combined-cycle electrical generation facility in Whitewater, Wisconsin. In December 2021, WE and WPS filed an application with the PSCW for approval to acquire Whitewater. If approved, the cost of this facility will be approximately $75 million, with the transaction expected to close in early 2023.

•In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, WPS or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined-cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, our share of the cost of this ownership interest is approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, WPS could exercise a second option to acquire an additional 100 MW of capacity. If approved, our share of the cost of this ownership interest is approximately $90 million, with the transaction expected to close in 2024.

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

The non-utility energy infrastructure line item in the table above includes WECI's investment in Thunderhead and its planned investments in Sapphire Sky and Maple Flats. See Note 2, Acquisitions, for more information on these projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $181 million from 2022 through 2024. We do not expect to make any contributions to ATC Holdco during that period.

Long-Term Debt

See Note 10, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2022.

Common Stock Dividends

Our current quarterly dividend rate is $0.7275 per share, which equates to an annual dividend of $2.91 per share. For information related to our most recent common stock dividend declared, see Note 8, Common Equity.

09/30/2022 Form 10-Q	75	WEC Energy Group, Inc.

Other Significant Cash Requirements

See Note 22, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2022.

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

The amount, type, and timing of any financings for the remainder of 2022, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities approved capital structures, see Item 1. Business – E. Regulation in our 2021 Annual Report on Form 10-K.

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

At September 30, 2022, our current liabilities exceeded our current assets by $598.7 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $1,841.8 million under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

09/30/2022 Form 10-Q	76	WEC Energy Group, Inc.

of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2021 Annual Report on Form 10-K.

Capitalization Structure

The following table shows our capitalization structure as of September 30, 2022, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$11,355.5	$11,605.5
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	15,077.9	14,827.9
Short-term debt	1,259.5	1,259.5
Total capitalization	$27,723.3	$27,723.3

Total debt	$16,337.4	$16,087.4

Ratio of debt to total capitalization	58.9%	58.0%

Included in long-term debt on our balance sheet as of September 30, 2022, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At September 30, 2022, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, in our 2021 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at September 30, 2022, it could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

09/30/2022 Form 10-Q	77	WEC Energy Group, Inc.

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

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB Accounting Standard Codification. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. As of September 30, 2022, our regulatory assets were $3,251.2 million, and our regulatory liabilities were $3,994.9 million.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2022, PGL filed its 2021 reconciliation with the ICC, which, along with the 2020, 2019, 2018, 2017, and 2016 reconciliations, are still pending. As of September 30, 2022, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years will be deemed recoverable by the ICC.

See Note 24, Regulatory Environment, in this report, and Note 26, Regulatory Environment, in our 2021 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Petitions Before PSCW Regarding Third-Party Financed Distributed Energy Resources

In May 2022, two petitions were filed with the PSCW requesting a declaratory ruling that the owner of a third-party financed DER is not a “public utility” as defined under Wisconsin law and, therefore, is not subject to the PSCW’s jurisdiction under any statute or rule regulating public utilities. In July 2022, the PSCW granted the petitions, finding that the specific facts and circumstances merited the opening of a docket to consider whether to grant all or part of the requested declaratory ruling. The PSCW has indicated that it expects to make a decision no later than December 1, 2022.

The parties that filed the petitions provide financing to their customers for installation of DERs (including solar panels and energy storage) on the customer’s property. A DER is connected to the host customer’s utility meter and is used for the customer’s energy needs. It may also be connected to the grid for distribution. At this time we are unable to predict the outcome of these proceedings;

09/30/2022 Form 10-Q	78	WEC Energy Group, Inc.

however, management is currently assessing the potential for any impact to our financial condition or results of operations from a finding in favor of the petitioners.

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

Effective September 15, 2021, the new legislation prohibits utilities from charging customers a fee when they elect to pay for service with a credit card. Utilities are now required to incur these expenses and seek recovery through a rate proceeding or by establishing a recovery mechanism. In December 2021, the ICC approved the use of a TPTFA rider for PGL. The TPTFA rider allows PGL to recover the costs incurred for these third-party transaction fees. NSG recovers costs related to these third-party transaction fees through its base rates, effective September 15, 2021.

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

In June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. The moratorium comes as a direct response to concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry. As the DOC will continue its investigation discussed above, companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from any retroactive tariffs that previously could have applied. The Biden Administration also announced that it plans to invoke the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

09/30/2022 Form 10-Q	79	WEC Energy Group, Inc.

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

Return on Equity Incentive for Membership in a Transmission Organization

The FERC currently allows transmission utilities, including ATC, to increase their ROE by 50 basis points as an incentive for membership in a transmission organization, such as MISO. This incentive was established to stimulate infrastructure development and to support the evolving electric grid. However, a Notice of Proposed Rulemaking was issued by the FERC on April 15, 2021 proposing to limit the 50 basis point increase in ROE to only be available to transmission utilities initially joining a transmission organization for the first three years of membership. If this proposal becomes a final rule, ATC would be required to submit, within 30 days of the final rule's effective date, a compliance filing eliminating the 50 basis point incentive from its tariff. As a result, we estimate that this proposal, if adopted, would reduce our future after-tax equity earnings from ATC by approximately $7 million annually on a prospective basis. The transmission costs WE, WPS, and UMERC are required to pay ATC after the effective date would also be reduced by this proposal.

American Transmission Company Allowed Return on Equity Complaints

The ROE allowed by the FERC helps determine how much transmission owners, such as ATC, earn on their transmission assets as well as how much consumers pay for those assets. When two complaints were filed arguing the base ROE for MISO transmission owners, including ATC, was too high, the FERC started analyzing the base ROE for these transmission owners.

The base ROEs listed in the two ROE complaint sections below do not include the 50 basis point ROE incentive currently provided for membership in a transmission organization. See the Return on Equity Incentive for Membership in a Transmission Organization section above for more information on this incentive.

First Return on Equity Complaint

In November 2013, a group of MISO industrial customers filed a complaint with the FERC asking that the FERC order a reduction to the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. Due to this complaint, the FERC and the D.C. Circuit Court of Appeals issued the following orders and opinion. The refunds resulting from these orders and opinion are also described below.

09/30/2022 Form 10-Q	80	WEC Energy Group, Inc.

•Orders Issued by the FERC

◦September 2016 Order – On September 28, 2016, the FERC issued an order reducing the base ROE for MISO transmission owners to 10.32% for the period covered by the first complaint, November 12, 2013 through February 11, 2015 and September 28, 2016 going forward.

◦November 2019 Order – On November 21, 2019, the FERC issued another order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. In this order, the FERC expanded its base ROE methodology to include the capital-asset pricing model in addition to the discounted cash flow model to better reflect how investors make their investment decisions. The FERC also rejected the use of the risk premium model as part of its base ROE methodology in this order. The FERC's modified methodology further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88% for the period covered by the first complaint. In response to this FERC decision, requests for the FERC to rehear the November 2019 Order in its entirety were filed by various parties.

◦May 2020 Order – On May 21, 2020, the FERC issued an order that granted in part and denied in part the requests to rehear the November 2019 Order. In this May 2020 Order, the FERC made additional revisions to its base ROE methodology, including reinstating the use of the risk premium model. The additional revisions made by the FERC increased the base ROE for all MISO transmission owners, including ATC, from the 9.88% authorized in the November 2019 Order to 10.02% for the period covered by the first complaint. Various parties then filed requests to rehear certain parts of the May 2020 Order with the FERC.

◦November 2020 Order – In response to the rehearing requests filed concerning certain parts of the May 2020 Order, the FERC issued an order in November 2020 that confirmed the ROE previously authorized in its May 2020 Order.

◦Refunds – Due to the base ROE changes resulting from these FERC orders, ATC was required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through November 19, 2020. In January 2022, ATC completed providing WE, WPS, and UMERC with the net refunds related to the transmission costs they paid during the period covered by the first complaint. The refunds were applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

•Opinion Issued by the D.C. Circuit Court of Appeals

◦August 2022 Decision – Since several petitions for review were filed with the D.C. Circuit Court of Appeals concerning this ROE complaint, the D.C. Circuit Court of Appeals issued an opinion on August 9, 2022 addressing these petitions. In its August 2022 Decision, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. As of September 30, 2022, the FERC had not provided a ruling in response to the August 2022 Decision issued by the D.C. Circuit Court of Appeals.

◦Refunds – Since the FERC is required to conduct more proceedings, additional refunds could still be required for the 15-month period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 until the date of any future order. Therefore, ATC recorded a liability on its financials for these potential refunds, which reduced our equity earnings from ATC by $18.6 million during the third quarter of 2022. The liability recorded by ATC is based on a 9.88% base ROE for the first complaint period. If it is ultimately determined a refund is required for the first complaint period, we would not expect any such refund to have a material impact on our financial statements or results of operations in the future. In addition, WE, WPS, and UMERC would be entitled to receive a portion of the refund from ATC for the benefit of their customers.

Second Return on Equity Complaint

In February 2015, a second complaint was filed with the FERC requesting a reduction in the base ROE used by MISO transmission owners, including ATC, to 8.67%, with a refund effective date retroactive to February 12, 2015. To resolve this complaint, the following orders and opinion were issued by the FERC and the D.C. Circuit Court of Appeals. The orders and opinion discussed below are the same orders and opinion described above in the first complaint section.

09/30/2022 Form 10-Q	81	WEC Energy Group, Inc.

•Orders Issued by the FERC

◦November 2019 Order – Similar to the first complaint, the November 2019 Order stated the newly calculated base ROE of 9.88% was also reasonable for the period covered by the second complaint, February 12, 2015 through May 10, 2016. However, in the November 2019 Order, the FERC relied on certain provisions of the Federal Power Act to dismiss the second complaint and to determine refunds were not allowed for this period.

◦May 2020 Order – In its May 2020 Order, the FERC stated the newly calculated base ROE of 10.02% was also reasonable for the period covered by the second complaint. However, the FERC relied on the same provisions of the Federal Power Act to again dismiss the complaint and to determine refunds were not allowed for this period. In addition, the FERC denied in its May 2020 Order the requests to rehear both the dismissal of the second complaint and the determination that no refunds are allowed for the second complaint period.

•Opinion Issued by the D.C. Circuit Court of Appeals

◦August 2022 Decision - The August 2022 Decision issued by the D.C. Circuit Court of Appeals affirmed both the FERC’s dismissal of the second complaint and the FERC’s finding that no refunds are allowed for the second complaint period. Therefore, during the third quarter of 2022, we reduced the liability previously recorded for the potential refunds related to the second complaint period by $39.1 million, which increased our equity earnings from ATC.

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

09/30/2022 Form 10-Q	82	WEC Energy Group, Inc.

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2021 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2022. No impairments were recorded as a result of these tests. For all of our reporting units, the fair values calculated in step one of the test were greater than their carrying values. The fair values for the reporting units were calculated using a combination of the income approach and the market approach.

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

For the market approach, we used a higher weighting for the guideline public company method than the guideline merged and acquired company method due to a low number of mergers and acquisitions in recent years. The guideline public company method uses financial metrics from similar publicly traded companies to determine fair value. The guideline merged and acquired company method calculates fair value by analyzing the actual prices paid for recent mergers and acquisitions in the industry. We applied multiples derived from these two methods to the appropriate operating metrics for our reporting units to determine fair value.

The underlying assumptions and estimates used in the impairment tests were made as of a point in time. Subsequent changes in these assumptions and estimates could change the results of the tests.

For all of our reporting units that carried a goodwill balance at July 1, 2022, the fair value exceeded its carrying value by over 50%. Based on these results, our reporting units are not at risk of failing step one of the goodwill impairment test.

See Note 18, Goodwill and Intangibles, for more information.

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

09/30/2022 Form 10-Q	83	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2022 Form 10-Q	84	WEC Energy Group, Inc.

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

PGL and the AG agreed to the terms of a final consent order, which was entered by the court in June 2022. In accordance with this order, PGL paid an aggregate of $575,000, including a civil penalty of $175,000. The consent order also requires PGL to complete the GMZ and to continue to provide methane detection devices, bottled water and gas/water separators to affected homeowners, as defined in the final consent order, until certain conditions are satisfied.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2021 Annual Report on Form 10-K.

09/30/2022 Form 10-Q	85	WEC Energy Group, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities
2022	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	711	$101.67	—	$—
August 1 – August 31	—	—	—	—
September 1 – September 30	—	—	—	—
Total (1)	711	$101.67	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

09/30/2022 Form 10-Q	86	WEC Energy Group, Inc.

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

4.1*
Securities Resolution No. 20 of WE, effective as of September 14, 2022, under the Indenture for Debt Securities, dated as of December 1, 1995, between WE and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed September 22, 2022.)

4.2*
Securities Resolution No. 13 of WEC Energy Group, Inc., effective as of September 22, 2022, under the Indenture for Debt Securities, dated as of March 15, 1999, between WEC Energy Group, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The First National Bank of Chicago), as Trustee. (Exhibit 4.1 to WEC Energy Group, Inc.'s Form 8-K filed September 27, 2022.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2022 Form 10-Q	87	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 3, 2022	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2022 Form 10-Q	88	WEC Energy Group, Inc.