Form 10-K
period 2022-12-31
WEC ENERGY GROUP, INC.
filed 2023-02-23
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The aggregate market value of the common stock of WEC Energy Group, Inc. held by non-affiliates was $31.7 billion based upon the reported closing price of such securities as of June 30, 2022.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2023):

Common Stock, $.01 par value, 315,434,531 shares outstanding

Documents incorporated by reference:

Portions of WEC Energy Group, Inc.'s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders, to be held on May 4, 2023, are incorporated by reference into Part III hereof.

WEC ENERGY GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2022

2022 Form 10-K	i	WEC Energy Group, Inc.

2022 Form 10-K	ii	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
ATC Holding	ATC Holding LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bluewater Gas Storage	Bluewater Gas Storage, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PELLC	Peoples Energy, LLC
PGL	The Peoples Gas Light and Coke Company
Tatanka Ridge	Tatanka Ridge Wind, LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECC	Wisconsin Energy Capital Corporation
WECI	WEC Infrastructure LLC
WECI Wind Holding I	WEC Infrastructure Wind Holding I LLC
WECI Wind Holding II	WEC Infrastructure Wind Holding II LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification

2022 Form 10-K	iii	WEC Energy Group, Inc.

ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CO2	Carbon Dioxide
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
NAAQS	National Ambient Air Quality Standards
NOPP	Notice of Planned Participation
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
PCB	Polychlorinated Biphenyl
PM	Particulate Matter
SO2	Sulfur Dioxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
MDth	One Thousand Dekatherms
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
CFR	Code of Federal Regulations
CIP	Conservation Improvement Program
Compensation Committee	Compensation Committee of the Board of Directors of WEC Energy Group, Inc.
COVID-19	Coronavirus Disease – 2019
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2

2022 Form 10-K	iv	WEC Energy Group, Inc.

ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 - Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
Holding Company Act	Wisconsin Utility Holding Company Act
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center LLC
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PUHCA 2005	Public Utility Holding Company Act of 2005
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
QIP	Qualifying Infrastructure Plant
RCC	Replacement Capital Covenant (dated May 11, 2007)
REC	Renewable Energy Certificate
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
SIP	State Implementation Plan
SMP	Safety Modernization Program
SOFR	Secured Overnight Financing Rate
SPC	COVID-19 Special Purpose Charge
SPP	Southwest Power Pool, Inc.
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
Tilden	Tilden Mining Company
TPTFA	Third-Party Transaction Fee Adjustment

2022 Form 10-K	v	WEC Energy Group, Inc.

Two Creeks	Two Creeks Solar Park
UFLPA	Uyghur Forced Labor Prevention Act
VAPP	Valley Power Plant
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

2022 Form 10-K	vi	WEC Energy Group, Inc.

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

•The impact of changing expectations and demands of our customers, regulators, investors, and other stakeholders, including heightened emphasis on environmental, social, and governance concerns;

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, and other factors;

•The impact of public health crises, including epidemics and pandemics, on our business functions, financial condition, liquidity, and results of operations;

2022 Form 10-K	1	WEC Energy Group, Inc.

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

•The direct or indirect effect on our business resulting from terrorist or other physical attacks and cyber security intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

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

•Risks related to our non-utility renewable energy facilities, including unfavorable weather, changes in the financial performance and/or creditworthiness of counterparties to the off-take agreements, the ability to replace expiring PPAs under acceptable terms, the availability of reliable interconnection and electricity grids, and exposure to the rules and procedures of the power markets in which these facilities are located;

2022 Form 10-K	2	WEC Energy Group, Inc.

•The risk associated with the values of goodwill and other long-lived assets, including intangible assets, and equity method investments, and their possible impairment;

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

2022 Form 10-K	3	WEC Energy Group, Inc.

PART I

ITEM 1. BUSINESS

A. INTRODUCTION

In this report, when we refer to "WEC Energy Group," "the Company," "us," "we," "our," or "ours," we are referring to WEC Energy Group, Inc. and all of its subsidiaries. The term "utility" refers to the regulated activities of the electric and natural gas utility companies, while the term "non-utility" refers to the activities of the electric and natural gas companies that are not regulated, as well as We Power and Bluewater. The term "nonregulated" refers to activities at WECI, which holds interests in several renewable generating facilities, WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, WBS, and PDL. References to "Notes" are to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

For more information about our business operations, see Note 22, Segment Information, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations. For information about our business strategy, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments.

WEC Energy Group, Inc.

We were incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. On June 29, 2015, we acquired 100% of the outstanding common shares of Integrys and changed our name to WEC Energy Group, Inc. Our wholly owned subsidiaries provide or invest in regulated natural gas and electricity, and renewable energy, as well as nonregulated renewable energy. We have an approximately 60% equity interest in ATC (an electric transmission company operating in Illinois, Michigan, Minnesota, and Wisconsin). At December 31, 2022, we had six reportable segments, which are discussed below. For additional information about our reportable segments, see Note 22, Segment Information.

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

Investors should note that WEC Energy Group announces material financial information in SEC filings, press releases, and public conference calls. In accordance with SEC guidelines, WEC Energy Group also uses the "Investors" tab on its website, www.wecenergygroup.com, to communicate with investors. It is possible that the financial and other information posted there could be deemed material information. The information on WEC Energy Group's website is not part of this document.

B. UTILITY ENERGY OPERATIONS

Wisconsin Segment

The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

Electric Utility Operations

For the periods presented in this Annual Report on Form 10-K, our electric utility operations included operations of WE, WPS, and UMERC.

•WE generates and distributes electric energy to customers located in southeastern Wisconsin (including the metropolitan Milwaukee area), east central Wisconsin, and northern Wisconsin. In 2022, WE's consolidated revenues also include securitization revenues collected from customers as servicer of environmental control property owned by its subsidiary WEPCo Environmental Trust. For more information on WEPCo Environmental Trust, see Note 23, Variable Interest Entities.

2022 Form 10-K	4	WEC Energy Group, Inc.

•WPS generates and distributes electric energy to customers located in northeastern and central Wisconsin.

•UMERC generates and distributes electric energy to customers, including one iron ore mine owned by Tilden, located in the Upper Peninsula of Michigan. UMERC began generating electricity when its new natural gas-fired generation achieved commercial operation on March 31, 2019.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2022, 2021, and 2020, see Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers, and distribution sales to those customers who switched to an alternative electric supplier in the Upper Peninsula of Michigan. In 2022, retail revenues accounted for 90.4% of total electric operating revenues, wholesale revenues accounted for 3.1% of total electric operating revenues, and resale revenues accounted for 5.2% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on MWh sales by customer class.

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

Electric Sales Forecast

Our service territory experienced slightly higher weather-normalized retail electric sales in 2022, compared with 2021, due to the growth in small commercial and industrial sales. We currently forecast retail electric sales volumes, excluding the Tilden mine located in the Upper Peninsula of Michigan, to grow at an annual rate between 0.7% and 1.0% for the period 2025 through 2027, assuming normal weather. Electric peak demand is expected to be flat over the same period.

2022 Form 10-K	5	WEC Energy Group, Inc.

Customers

	Year Ended December 31
(in thousands)	2022	2021	2020
Electric customers – end of year
Residential	1,471.4	1,460.4	1,455.7
Small commercial and industrial	176.9	175.8	175.8
Large commercial and industrial	0.9	0.8	0.8
Wholesale and other	1.6	1.6	3.0
Total electric customers – end of year	1,650.8	1,638.6	1,635.3

Steam customers – end of year	0.4	0.4	0.4

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, paper, governmental, food products, and health services.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from plants using a diverse fuel mix that is expected to balance a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from power plants that we own. We supplement our internally generated power supply with long-term PPAs, including the Point Beach PPA discussed under the heading "Power Purchase Commitments," and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2023:

	Estimate (1)	Actual
	2023	2022	2021	2020
Company-owned generation units:
Coal	30.4%	29.4%	35.5%	31.1%
Natural gas:
Combined cycle	27.0%	27.2%	24.6%	27.8%
Steam turbine	0.7%	1.0%	0.8%	1.0%
Natural gas/oil peaking units	4.3%	3.7%	3.1%	2.4%
Renewables (2)	5.8%	5.8%	4.8%	5.3%
Total company-owned generation units	68.2%	67.1%	68.8%	67.6%
Power purchase contracts:
Nuclear	18.7%	19.8%	19.0%	19.5%
Natural gas	2.5%	2.2%	1.9%	1.9%
Renewables (2)	2.1%	1.9%	1.9%	1.9%
Other	—%	0.2%	0.1%	1.7%
Total power purchase contracts	23.3%	24.1%	22.9%	25.0%
Purchased power from MISO	8.5%	8.8%	8.3%	7.4%
Total purchased power	31.8%	32.9%	31.2%	32.4%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2022 NYMEX.

(2)    Includes hydroelectric, biomass, solar, and wind generation.

2022 Form 10-K	6	WEC Energy Group, Inc.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 7,736 MW of generation capacity, including wholly owned and jointly owned facilities. We Power's generating units are also included in the generation capacity. Our facilities include coal-fired plants, natural gas-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Environmental Goals

We have set goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, we are exploring co-firing with natural gas at our ERGS coal-fired units. By the end of 2030, we expect to use coal as a backup fuel only, and we believe we will be in a position to eliminate coal as an energy source by the end of 2035.

Creating a Sustainable Future

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation. The retirements will contribute to meeting our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and clean generation discussed in more detail below, should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers.

We already have retired more than 1,800 MW of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of OCPP Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 7, Property, Plant, and Equipment, for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on the ESG Progress Plan.

Also see Item 1A. Risk Factors - Risks Related to Legislation and Regulation - Our operations, capital expenditures, and financial results may be affected by the impact of GHG gas legislation, regulation, and emission reduction goals.

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

In December 2018, WE received approval from the PSCW for the DRER pilot program, a program for large commercial and industrial customers who wish to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio. The DRER helps these larger customers meet their sustainability and renewable energy goals.

2022 Form 10-K	7	WEC Energy Group, Inc.

Wind

In January 2022, WPS, along with an unaffiliated utility, received approval from the PSCW to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. Construction of the project is expected to be completed during the first half of 2023.

In December 2022, WE and WPS completed capital investments to repower major components of Blue Sky Green Field Wind Park and Crane Creek Wind Park, which qualify for PTCs.

Solar and Battery Storage

As part of our commitment to invest in zero-carbon generation within our Wisconsin segment, in April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park. Koshkonong Solar-Battery Park is a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MW of solar generation and 149 MW of battery storage of this project. If approved, construction of the solar portion is expected to be completed in 2025.

We have also received approvals from the PSCW to invest in 707 MW of utility-scale solar and battery storage projects within our Wisconsin segment, including the following:

•In December 2022, WE and WPS, along with an unaffiliated utility, received approval from the PSCW to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. The construction of the solar portion is expected to be completed in 2024.

•In January 2022, WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 180 MW of solar generation and 99 MW of battery storage of this project. The construction of the solar portion is expected to be completed in 2023.

•In August 2019, WE partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. Commercial operation of Badger Hollow II is targeted for 2023.

•In December 2018, WE received approval from the PSCW for the Solar Now pilot program, which is expected to add a total of 35 MW of solar generation to WE's portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 24 Solar Now projects and currently has another five under construction, together totaling more than 30 MW.

Natural Gas-Fired Generation

We have filed applications with the PSCW for approval to invest in natural gas-fired generation within our Wisconsin segment.
In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, WPS or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, the transaction is expected to close in the second quarter 2023. In addition, WPS could exercise a second option to acquire an additional 100 MW of capacity, with the transaction expected to close in 2024.

2022 Form 10-K	8	WEC Energy Group, Inc.

We have received approval from the PSCW to invest in 364.5 MW of natural gas-fired generation within our Wisconsin segment, including the following:

•In December 2022, WE and WPS received approval from the PSCW to acquire Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. We added Whitewater to our generation portfolio when this transaction closed in January 2023.

•In March 2022, WE and WPS received approval from the PSCW to construct 128 MWs of natural gas-fired generation at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. Construction is expected to be completed in 2023.

As part of our effort to look for new opportunities in sustainable energy, during 2022 we completed testing the effects of blending hydrogen, a clean generating fuel, with natural gas at one of our RICE generating units in the Upper Peninsula of Michigan. We partnered with the Electric Power Research Institute in this research that could help create another viable option for decarbonizing the economy. The results of this testing continue to be analyzed and will be shared more broadly when complete.

Other Sustainability Programs

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

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO has a 17.9% installed capacity reserve margin requirement for the planning year from June 1, 2022, through May 31, 2023. MISO is implementing seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2023 through May 31, 2024 are as follows: 15.9% summer (June – August); 25.8% fall (September – November); 41.2% winter (December – February); and 39.3% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

Michigan legislation requires all electric providers to demonstrate to the MPSC that they have adequate resources to serve the anticipated needs of their customers for a minimum of four consecutive planning years beginning in the upcoming planning year June 1, 2023, through May 31, 2024. The MPSC has established future planning reserve margin requirements based on the same study conducted by MISO that determines the short-term reserve margin requirements.

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

2022 Form 10-K	9	WEC Energy Group, Inc.

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2022	2021	2020
Coal	$25.37	$21.06	$20.16
Natural gas combined cycle	42.11	24.55	16.24
Natural gas/oil peaking units	90.22	76.96	39.37
Biomass	78.42	86.24	130.76
Purchased power	58.78	50.88	43.50

WE and WPS purchase coal under long-term contracts, which helps with price stability. Coal and associated transportation services are exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To moderate this volatility risk, WE and WPS have PSCW approval for a hedging program. This program allows them to hedge up to 75% of their potential risks related to rail transportation fuel surcharge exposure. The results of this hedging program, when used, are reflected in the average costs of fuel and purchased power.

We purchase natural gas for our plants on the spot market from natural gas marketers, utilities, and producers, and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements, intended to support our plants' variable usage. WE and WPS also have PSCW approval for a hedging program to moderate volatility related to natural gas price risk. This program allows them to hedge up to 75% of their estimated natural gas use for electric generation. The results of this hedging program are reflected in the average costs of natural gas.

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2023, 100% of our total projected coal requirements of 8.7 million tons are contracted under fixed-price contracts. See Note 24, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows.

(in thousands)	Annual Tonnage
2023	8,680
2024	8,200
2025	5,670

Coal Deliveries

All of our coal requirements are expected to be shipped by unit trains that we own or lease under existing transportation agreements. The unit trains transport the coal for electric generating facilities from mines in Wyoming and Pennsylvania. Additional small volume agreements may also be used to supplement the normal coal supply for our facilities. For additional information concerning risks related to coal supply chain disruptions, see the risk factor below.

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – We may not be able to obtain an adequate supply of coal, which could limit our ability to operate our coal-fired facilities.

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Our power purchase commitments with unaffiliated parties consist of 1,133 MW per year for 2023 through 2027, which exclude planning capacity purchases. Each of these amounts include 1,033 MW per year related to a long-term PPA for electricity generated by Point Beach. Through our ESG Progress Plan, we retired some of our older, less efficient coal-fired generation in 2018 and 2019. To procure additional planning capacity, we purchased capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW, MPSC, and MISO.

2022 Form 10-K	10	WEC Energy Group, Inc.

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

Our Wisconsin segment natural gas utilities provide service to residential and commercial and industrial customers. In addition, our Wisconsin segment offers natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, restaurants, governmental, food products, and metal manufacturing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class in Wisconsin and the Upper Peninsula of Michigan.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2022, 2021, and 2020, see Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our combined Wisconsin service territories experienced higher weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2022 as compared to 2021 largely due to continued recovery from the impact of the COVID-19 pandemic. We currently forecast retail natural gas delivery volumes to grow at an annual rate between 0.7% and 1.0% for the period 2025 through 2027, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2022	2021	2020
Customers – end of year
Residential	1,365.5	1,353.2	1,346.9
Commercial and industrial	132.8	131.8	132.3
Transportation	3.5	3.5	3.4
Total customers	1,501.8	1,488.5	1,482.6

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

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

Due to variations in natural gas usage in Wisconsin, our Wisconsin natural gas utilities have also contracted for substantial underground storage capacity, primarily in Michigan. WE, WPS, and WG have entered into long-term service agreements for approximately 99% of a wholly owned subsidiary of Bluewater's natural gas storage. Bluewater owns natural gas storage facilities in Michigan and provides approximately one-third of the current storage needs for our Wisconsin natural gas utilities. We target storage inventory levels at approximately 40% of forecasted demand for November through March. Diversity of natural gas supply enables us to manage significant changes in demand and to optimize our overall natural gas supply and capacity costs. We generally inject natural gas into storage during the spring and summer months and withdraw it in the winter months.

2022 Form 10-K	11	WEC Energy Group, Inc.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Wisconsin segment natural gas utilities' forecasted design peak-day throughput is 35.3 million therms for the 2022 through 2023 heating season. Our Wisconsin segment natural gas utilities' peak daily send-out during 2022 was 25.3 million therms on January 25, 2022.

On December 23, 2022, the Guardian pipeline, which provides natural gas to our distribution network, experienced a significant equipment failure, resulting in a significant reduction in the delivery of natural gas it had committed to provide. In addition, extreme cold weather in our service territories put additional strain on our ability to receive natural gas from other pipeline suppliers. Our Wisconsin natural gas utilities took numerous steps to meet their customers' demand for natural gas, including drawing from LNG storage facilities, and reducing natural gas deliveries to interruptible business customers. WE and WG also requested that all other customers reduce their natural gas usage. The following day, WE and WG lifted their conservation request of customers as the amount of natural gas stabilized to levels that could meet all customers' needs. As a result of the measures taken, we were able to avoid any significant natural gas outages.

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

Illinois Segment

Our Illinois segment includes the natural gas utility operations of PGL and NSG. Our customers are located in Chicago and the northern suburbs of Chicago. PGL and NSG provide service to residential and commercial and industrial customers. In addition, PGL and NSG offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, non-profits, education, wholesale distributors, and restaurants. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Illinois Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class.

2022 Form 10-K	12	WEC Energy Group, Inc.

Illinois Utilities Operating Statistics

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2022, 2021, and 2020, see Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2022	2021	2020
Customers – end of year
Residential	910.9	904.5	895.9
Commercial and industrial	71.1	71.5	71.4
Transportation	66.4	68.3	74.8
Total customers	1,048.4	1,044.3	1,042.1

Natural Gas Supply, Pipeline Capacity, and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Illinois utilities' forecasted design peak-day throughput is 26.0 million therms for the 2022 through 2023 heating season. Our Illinois utilities' peak daily send-out during 2022 was 19.9 million therms on December 23, 2022.

Natural Gas Supply

Our natural gas supply requirements are met through a combination of fixed-price purchases, index-priced purchases, contracted and owned storage, peak-shaving facilities, and natural gas supply call options. We contract for fixed-term firm natural gas supply

2022 Form 10-K	13	WEC Energy Group, Inc.

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

Natural Gas System Modernization Program

PGL is continuing work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure that began in 2011. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. For information on regulatory proceedings related to the SMP and future recovery of SMP costs, see Note 26, Regulatory Environment.

Other States Segment

Our other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC related to servicing appliances for customers. MERC serves customers in various cities and communities throughout Minnesota, and MGU serves customers in southern and western Michigan. MERC and MGU provide service to residential and commercial and industrial customers. In addition, MERC and MGU offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include education, wholesale distributors, non-profits, metals manufacturing, and real estate. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Other States Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class for this segment.

Other States Utilities Operating Statistics

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2022, 2021, and 2020, see Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2022	2021	2020
Customers – end of year
Residential	375.4	370.1	365.7
Commercial and industrial	36.4	35.5	35.1
Transportation	19.7	23.6	24.4
Total customers	431.5	429.2	425.2

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

Pipeline Capacity and Storage

MGU owns a 2.9 Bcf storage field (Partello in Michigan) and contracts with various other underground storage service providers for additional storage services. We contract with local distribution companies and interstate pipelines to purchase firm transportation services. We believe that having diverse capacity and storage benefits our customers.

2022 Form 10-K	14	WEC Energy Group, Inc.

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

Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Forecasted design peak-day throughput for our other states utilities is 9.7 million therms for the 2022 through 2023 heating season. Our other states utilities' peak daily send-out during 2022 was 7.5 million therms on January 6, 2022.

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

General

Seasonality

Electric Utility Operations – Wisconsin Segment

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2022, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, our electric utilities did not require public appeals for conservation, and they did not interrupt or curtail service to non-firm customers who participate in load management programs. WPS did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating the company's peaking generation. During this time, interruptible customers can choose to continue using electricity at a price based on wholesale market prices or to reduce their load. In December 2022, MISO declared a "Maximum Generation Emergency Event" due to extreme weather. As a result of this, UMERC did have to curtail service to an industrial customer in the Upper Peninsula of Michigan for three hours.

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

2022 Form 10-K	15	WEC Energy Group, Inc.

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

Natural Gas Utility Operations – Wisconsin, Illinois, and Other States Segments

Our natural gas utilities also face varying degrees of competition from other entities and other forms of energy available to consumers. Many large commercial and industrial customers have the ability to switch between natural gas and alternative fuels. Electrification initiatives or mandates are being considered or proposed by local and state governments. In addition, the majority of our natural gas customers have the opportunity to choose a natural gas supplier other than us. Our natural gas utilities offer transportation services for customers that elect to purchase natural gas directly from a third-party supplier. We continue to earn distribution revenues from these transportation customers for their use of our distribution systems to transport natural gas to their facilities. As such, the loss of revenue associated with the cost of natural gas that our transportation customers purchase from third-party suppliers has little impact on our net income, as it is offset by an equal reduction to natural gas costs.

For more information on competition in each of our service territories, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

Environmental Goals

Natural Gas Utility Operations – Wisconsin, Illinois, and Other States Segments

We also continue to reduce methane emissions by improving our natural gas distribution systems. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our utility systems. In 2022, we received approval from the PSCW for our RNG pilots. We have since signed our first five contracts for RNG for our natural gas distribution business, which will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We expect to have RNG flowing to our distribution system later in 2023, supporting our goal to reduce methane emissions.

C. ELECTRIC TRANSMISSION SEGMENT

ATC is a regional transmission company that owns, maintains, monitors, and operates electric transmission systems in Wisconsin, Michigan, Illinois, and Minnesota. ATC is expected to provide comparable service to all customers, including WE, WPS, and UMERC, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and is a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and WE, WPS, and UMERC are non-transmission owning members and customers of MISO. As of December 31, 2022, our ownership interest in ATC was approximately 60%. In addition, as of December 31, 2022, we owned approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. See Note 21, Investment in Transmission Affiliates, for more information.

The FERC and D.C. Circuit Court of Appeals have issued orders and an opinion, respectively, related to the authorized base ROE for all MISO transmission owners, including ATC. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints for more information.

2022 Form 10-K	16	WEC Energy Group, Inc.

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

W.E. Power, LLC

We Power, through wholly owned subsidiaries, designed and built approximately 2,500 MW of generation in Wisconsin. This generation is made up of capacity from the two coal-fired ERGS units, ER 1 and ER 2, which were placed in service in February 2010 and January 2011, respectively, and the two natural gas-fired PWGS units, PWGS 1 and PWGS 2, which were placed in service in July 2005 and May 2008, respectively. Two unaffiliated entities collectively own approximately 17%, or approximately 211 MW, of ER 1 and ER 2. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases (the ERGS units have 30-year leases that began on the in-service dates of the generating units and the PWGS units have 25-year leases that began on the in-service dates of the generating units).

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

Bluewater Natural Gas Holding, LLC

Bluewater, located in Michigan, provides natural gas storage and hub services for our Wisconsin natural gas utilities, and also provides service to several unaffiliated customers. WE, WPS, and WG have entered into long-term service agreements for approximately one-third of their combined natural gas storage needs with a wholly owned subsidiary of Bluewater.

WEC Infrastructure LLC

At December 31, 2022, our non-utility energy infrastructure segment included WECI's ownership interests in the wind generating facilities reflected in the table below.

Name	Ownership Interest	Commercial Operation
Bishop Hill III	90.0%	August 2018
Upstream	90.0%	January 2019
Coyote Ridge	80.0%	December 2019
Blooming Grove	90.0%	December 2020
Tatanka Ridge	85.0%	January 2021
Jayhawk	90.0%	December 2021
Thunderhead	90.0%	November 2022

Bishop Hill III, Coyote Ridge, Blooming Grove, Tatanka Ridge, Jayhawk, and Thunderhead have offtake agreements with creditworthy counterparties for the sale of all of the energy they produce over periods ranging from 10 to 22 years following commercial operation. In addition, Upstream's revenue is substantially fixed over a 10-year period following commercial operation through an

2022 Form 10-K	17	WEC Energy Group, Inc.

agreement with a creditworthy counterparty. Under the Tax Legislation, all of these investments qualify for PTCs. WECI is entitled to the tax benefits of Bishop Hill III, Upstream, Blooming Grove, and Thunderhead in proportion to its ownership interest. WECI is entitled to 99% of the tax benefits of Coyote Ridge and Tatanka Ridge for the first 11 years following commercial operation, and is entitled to 99% of the tax benefits of Jayhawk for the first 10 years following commercial operation, after which WECI will be entitled to any tax benefits equal to its ownership interests. WECI recognizes PTCs as power is generated over a period of 10 years following commercial operation.

In February 2023, WECI completed the acquisition of a 90% ownership interest in Sapphire Sky, a 250 MW wind generating facility in McLean County, Illinois. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years following commercial operation, which was achieved in February 2023. WECI's investment in Sapphire Sky qualifies for PTCs.

In January 2023, WECI signed an agreement to acquire an 80% ownership interest in Samson I, a 250 MW solar generating facility in Lamar County, Texas. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years following commercial operation, which was achieved in May 2022. WECI's investment in Samson I is expected to qualify for PTCs.

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years following commercial operation. WECI's investment in Maple Flats is expected to qualify for PTCs.

See Note 2, Acquisitions, for more information on these generating facilities.

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

Regulated Utility Operations

In addition to the specific regulations noted above and below, our utilities are subject to various other regulations, which primarily consist of regulations, where applicable, of the EPA; the WDNR; the Illinois Department of Natural Resources; the Illinois Environmental Protection Agency; the Michigan Department of Environment, Great Lakes, and Energy; the Michigan Department of Natural Resources; the United States Army Corps of Engineers; the Minnesota Department of Natural Resources; and the Minnesota Pollution Control Agency.

2022 Form 10-K	18	WEC Energy Group, Inc.

Rates

Our utilities' rates are subject to the regulations and oversight of various state regulatory commissions and the FERC, as applicable. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2022		2021		2020
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$4,360.9	87.7%	$4,035.1	88.9%	$3,823.7	89.4%
Michigan	185.9	3.7%	166.7	3.7%	127.2	3.0%
FERC – Wholesale	425.0	8.6%	336.8	7.4%	323.1	7.6%
Total electric	4,971.8	100.0%	4,538.6	100.0%	4,274.0	100.0%

Natural Gas
Wisconsin	1,983.0	44.1%	1,493.8	40.5%	1,196.2	41.2%
Illinois	1,890.9	42.0%	1,672.8	45.3%	1,321.9	45.5%
Minnesota	400.7	8.9%	367.1	10.0%	255.9	8.8%
Michigan	223.5	5.0%	156.5	4.2%	131.5	4.5%
Total natural gas	4,498.1	100.0%	3,690.2	100.0%	2,905.5	100.0%
Total utility operating revenues	$9,469.9		$8,228.8		$7,179.5

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

The table below reflects the various state commissions that regulated each of our utilities' retail rates during 2022, along with the approved ROE and capital structure for each utility during 2022.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
WE – electric, natural gas, and steam (1)	PSCW	10.0%	52.5%
WPS – electric and natural gas (1)	PSCW	10.0%	52.5%
WG – natural gas (1)	PSCW	10.2%	52.5%
UMERC – electric (former WE customers)	MPSC	10.1%	55.3%
UMERC – electric (former WPS customers)	MPSC	10.2%	52.94%
PGL – natural gas	ICC	9.05%	50.33%
NSG – natural gas	ICC	9.67%	51.58%
MERC – natural gas	MPUC	9.7%	50.9%
MGU – natural gas	MPSC	9.85%	51.5%

(1)    In accordance with their most recent rate orders, effective January 1, 2023, each of WE's, WPS's, and WG's base rates reflect a 9.80% authorized ROE and an average common equity component of 53.0%. See Note 26, Regulatory Environment, for more information.

In addition to amounts collected from customers through approved base rates, our utilities have certain recovery mechanisms in place that allow them to recover or refund prudently incurred costs that differ from those approved in base rates.

2022 Form 10-K	19	WEC Energy Group, Inc.

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

See Note 1(d), Operating Revenues, for additional information on the significant mechanisms our utilities had in place during 2022 that allowed them to recover or refund changes in prudently incurred costs from rate case-approved amounts.

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

As part of MISO, a market-based platform is used for valuing transmission congestion premised upon an LMP system. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction were completed for the period of June 1, 2022, through May 31, 2023. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has an annual zonal resource adequacy requirement to ensure there is sufficient generation capacity to serve the MISO footprint. To meet this requirement, capacity resources can be acquired through MISO's annual capacity auction, bilateral contracts for capacity, or provided from generating or demand response resources. While the zone in which our electric utilities’ load resides had sufficient generation capacity resources for the period between June 1, 2022 and May 31, 2023, the MISO North region as a

2022 Form 10-K	20	WEC Energy Group, Inc.

whole did not have enough capacity to meet the planning reserve margin for the same time period. Due to the capacity shortage in the MISO North region, all of its zones cleared at the cost of new entry in the annual auction, which is the maximum clearing price. To date, there have been sufficient resources in real time operations to meet the demand obligations in the MISO North region.

MISO is implementing a seasonal resource adequacy requirement effective June 1, 2023. As part of this, the capacity accreditation methodology has changed for thermal resources. Currently, it is difficult to predict the MISO North region's capacity position for the upcoming planning year. It is possible that the capacity shortage in the MISO North region will continue as additional resources retire and new resources are delayed. Our strategy has always been to minimize the amount of capacity we procure from the auction to reduce our exposure to capacity shortages. This includes managing our generation portfolio, both retirements and new resources, to ensure we do not get in a significant short position.

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

2022 Form 10-K	21	WEC Energy Group, Inc.

All of our operational wind generating facilities in our non-utility energy infrastructure segment are also subject to the FERC’s regulation of wholesale energy under the Federal Power Act.

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

Our Board of Directors retains collective responsibility for comprehensive risk oversight, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to the Board of Directors on human capital management topics, including corporate culture, diversity, equity, and inclusion, employee development, and safety and health. The Board of Directors delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us, including succession planning. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce diversity across the organization.

Workforce

As of December 31, 2022, we had the following number of employees, including those represented under union agreements:

	Total Employees	Union Employees
WE	2,451	1,905
WPS	1,136	813
WG	387	274
PGL	1,348	934
NSG	155	119
MERC	197	41
MGU	137	88
WBS	1,211	—
Total employees	7,022	4,174

2022 Form 10-K	22	WEC Energy Group, Inc.

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

Diversity, Equity, and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2022, women and racial minorities represented approximately 25% and 26%, respectively, of our workforce. We have a number of initiatives that promote diverse workforce contributions, educate employees about diversity, equity, and inclusion, and ensure our companies are attractive employers for persons of diverse backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

Safety and Health

Our Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for Occupational Safety and Health Administration lost-time incidents and days away, restricted or transferred metrics, as well as leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

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

2022 Form 10-K	23	WEC Energy Group, Inc.

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

The QIP rider provides PGL with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. Infrastructure investments under the QIP rider earn a return at the applicable weighted average cost of capital. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. There can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2022, will be deemed recoverable by the ICC. In addition, the QIP rider will sunset after December 2023, and PGL will not seek an extension. Instead, PGL will return to the regular ratemaking process to recover costs of necessary infrastructure improvements, subjecting PGL to regulatory lag on its natural gas infrastructure investments that are placed in service between regulatory rate reviews. This regulatory lag, as well as the risk of costs being deemed unrecoverable during the review process, could have a material adverse impact on PGL’s, and correspondingly our, results of operations, financial position, and liquidity.

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

2022 Form 10-K	24	WEC Energy Group, Inc.

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

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. For example, the EPA adopted and implemented (or is in the process of implementing) regulations governing the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change regulations, NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants, and other air quality regulations. The EPA also finalized regulations under the Clean Water Act that govern cooling water intake structures at our power plants, revised the effluent guidelines for steam electric generating plants, and along with the United States Army Corps of Engineers, released a final rule revising the definition of WOTUS that may impact projects requiring federal permits. Several of these rules are being challenged or reviewed by agencies under the Biden Administration's Executive Order 13990, which creates additional uncertainty. As a result of these challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

We incur significant capital and operating resources to comply with environmental laws, regulations, and requirements, including costs associated with the installation of pollution control equipment; operating restrictions on our facilities; and environmental monitoring, emissions fees, and permits at our facilities. The operation of emission control equipment and compliance with rules regulating our intake and discharge of water could also increase our operating costs and reduce the generating capacity of our power plants. These regulations may create substantial additional costs in the form of taxes or emission allowances and could affect the availability and/or cost of fossil fuels and our ability to continue operating certain generating units. Failure to comply with these laws, regulations, and requirements, even if caused by factors beyond our control, may result in the assessment of civil or criminal penalties and fines. We continue to assess the potential cost of complying, and to explore different alternatives in order to comply, with these and other environmental regulations.

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of our commitment to a cleaner energy future, we have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Under our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, and plan to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities. We continue to evaluate the conversion of certain coal units to natural gas.

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

2022 Form 10-K	25	WEC Energy Group, Inc.

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

There is continued scientific and political attention to issues concerning the existence and extent of climate change. Management expects this attention to continue since climate change is one of President Biden's primary initiatives, with significant actions being taken by his administration with more expected to follow. As a result, we expect the EPA and states to adopt and implement additional regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification initiatives and/or mandates and other efforts to reduce the use of natural gas. In addition, there is increasing activism from other stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower GHG emissions.

Costs associated with such legislation, regulation, and emission reduction goals could be significant. GHG regulations that may be adopted in the future, at either the federal or state level, or other necessary changes to our ESG Progress Plan, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could cause us to retire and replace units earlier than planned under the ESG Progress Plan, which could lead to a possible loss on abandonment and reduced revenues.

In addition, our natural gas delivery systems and natural gas storage fields may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption. Certain states outside our service territories have passed legislation banning natural gas used in new construction in order to limit these GHG emissions. Future local, statewide, or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, restrict the use of natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery systems, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could reduce natural gas demand.

The adoption of electrification initiatives and/or mandates could result in a further reduction in natural gas demand and revenue, as well as an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon intensive technologies may not be fully realized.

We have set goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050. We also believe we will be in a position to eliminate coal as an energy source by the end of 2035.

We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. Through our ESG Progress Plan, we continue to reduce methane emissions by improving our natural gas distribution systems. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

The ability to achieve these reductions in CO2 and methane emissions depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility systems, and the ability to execute our capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition.

2022 Form 10-K	26	WEC Energy Group, Inc.

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our or our subsidiaries’ credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under Treasury Regulations and guidance issued in connection with the IRA, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

We have significantly reduced our consolidated federal and state income tax liabilities in the past through tax credits, net operating losses, and charitable contribution deductions. A reduction in or disallowance of these tax benefits could adversely affect our earnings and cash flows. We have not fully used these allowed tax benefits in our previous tax filings and have carried them forward to use against future taxable income. Our inability to generate sufficient taxable income in the future to fully use these tax carryforwards before they expire or to transfer future tax credits as discussed below, could significantly affect our tax obligations and financial results.

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. The recently passed IRA may also allow us to transfer some of these future credits to third parties at a discounted value. We are still awaiting Treasury guidance on how and when we are allowed to transfer these credits. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

2022 Form 10-K	27	WEC Energy Group, Inc.

Risks Related to the Operation of Our Business

Public health crises, including epidemics and pandemics, could adversely affect our business functions, financial condition, liquidity, and results of operations.

Public health crises, including epidemics and pandemics, and any related government responses may adversely impact the economy and financial markets and could have a variety of adverse impacts on us and our subsidiaries, including a decrease in revenues; increased bad debt expense; increases in past due accounts receivable balances; and access to the capital markets at unreasonable terms or rates.

Public health crises, including epidemics and pandemics, and any related government responses could also impair our and our subsidiaries' ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact our ability to implement our corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

Despite our efforts to manage the impacts of public health crises, including epidemics and pandemics, that may occur in the future, the extent to which they may affect us depends on factors beyond our knowledge or control. As a result, we are unable to determine the potential impact any such public health crises, including epidemics and pandemics, may have on our business plans and operations, liquidity, financial condition, and results of operations.

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

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises, including epidemics and pandemics; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cyber security intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, unanticipated capital expenditures, and a reduction of revenues related to our non-utility renewable energy facilities. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

Insurance, warranties, performance guarantees, or recovery through the regulatory process may not cover any or all of these lost revenues or increased expenses, which could adversely affect our results of operations and cash flows.

The operations of our natural gas utilities depend upon the availability of adequate interstate pipeline transportation capacity and natural gas.

Our natural gas utilities purchase almost all of their natural gas supply from interstate sources that must be transported to the applicable service territories. Interstate pipeline companies transport the natural gas to our natural gas utilities’ systems under firm service agreements that are designed to meet the requirements of their core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze off of natural gas wells, terrorist or physical attacks, cyberattacks, other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections or regulations and laws enacted to address climate change, could reduce the normal interstate supply of natural gas and thereby significantly disrupt our operations and/or reduce earnings. For example, in December 2022, the Guardian Pipeline experienced a significant equipment failure, which limited

2022 Form 10-K	28	WEC Energy Group, Inc.

the amount of natural gas that it could send our Wisconsin natural gas utilities. Moreover, if additional natural gas infrastructure, including, but not limited to, exploration and drilling rigs and platforms, processing and gathering systems, offshore pipelines, interstate pipelines and storage, cannot be built at a pace that meets demand, then growth opportunities could be limited.

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

If climate changes occur that result in extreme temperatures in our service territories, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles or damage to other operating equipment, which could result in us incurring significant restoration costs and foregoing sales of electricity and lost revenues. An extreme weather event could also cause the cost of gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although our utilities have regulatory mechanisms in place for recovering all prudently incurred natural gas costs, regulatory commissions could disallow recovery or order the refund of any costs determined to be imprudent.

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

2022 Form 10-K	29	WEC Energy Group, Inc.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders, including heightened emphasis on environmental, social and governance concerns.

Our ability to execute our strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and other stakeholders. Those expectations are based in part on the core fundamentals of affordability and reliability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services, and offerings. Additionally, the risks of global climate change continues to shape our customers’ sustainability goals and energy needs, as well as the investment and financing criteria of investors. Failure to meet these increasing expectations or to adequately address the risks and external pressures from regulators, customers, investors, and other stakeholders may impact our reputation and affect our ability to achieve favorable outcomes in future rate cases or our results of operations. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition. As it relates to electric generation, a diversified fleet with increasingly clean generation resources may facilitate more efficient financing and lower costs. Conversely, jurisdictions utilizing more carbon-intensive generation such as coal may experience difficulty attracting certain investors and obtaining the most economical financing terms available. Furthermore, with this heightened emphasis on environmental, social, and governance concerns, and climate change in particular, there is an increased risk of litigation.

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

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and increasing material costs as a result of government tariffs and other factors, could impact the timing of completion of our renewable projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; the impact of public health crises, including epidemics and pandemics; other governmental actions; continued public and policymaker support for such projects; and events in the global economy. In addition, certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and

2022 Form 10-K	30	WEC Energy Group, Inc.

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

Our operations are subject to risks beyond our control, including but not limited to, cyber security intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information.

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cyber security intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised.

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

2022 Form 10-K	31	WEC Energy Group, Inc.

Advances in technology, and legislation or regulations supporting such technology, could make our electric generating facilities less competitive and may impact the demand for natural gas.

Advances in new technologies that produce or store power or reduce power consumption are ongoing and include renewable energy technologies, customer-oriented generation, energy storage devices, and energy efficiency technologies. We generate power at central station power plants and utility-scale renewable generation facilities to achieve economies of scale and produce power at a competitive cost. Distributed generation technologies that produce power, including fuel cells, microturbines, wind turbines, solar cells, and related energy storage devices, have technologically improved and have become more cost competitive than they were in the past. Recently, the PSCW issued a declaratory ruling finding that a third-party financed DER is not a “public utility” under Wisconsin law. A second petition is also being considered. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Recently enacted legislation, including the IRA and the Infrastructure Investment and Jobs Act, promotes the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies, for self-supply of electricity by our customers and third parties. This legislation also incentivizes modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production.

We cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

If these technologies become more cost competitive and achieve economies of scale, our market share could be eroded, and the value of our generating facilities and natural gas distribution systems could be reduced. Advances in technology, or changes in legislation or regulations, could also change the channels through which our customers purchase or use power and natural gas, which could reduce our sales and revenues or increase our expenses.

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

The production of wind energy depends heavily on suitable wind conditions, which are variable. If wind conditions are unfavorable or below our estimates, our electricity production, and therefore our revenues and PTCs earned from our non-utility renewable energy facilities, may be substantially below our expectations. We base our decisions about which sites to acquire and operate in part on the findings of long-term wind and other meteorological data and studies conducted in the proposed area, which measure the wind’s speed and prevailing direction and seasonal variations. Actual conditions at these sites, however, may not conform to the measured data in these studies. For example, if there is an increase in frequency and severity of weather conditions, the disruptions to our sites may become more frequent and severe.

For the majority of our non-utility renewable energy operations, we have entered into long-term PPAs with a small number of customers to purchase the energy produced by our facilities. Although initial agreements are often ten years or more, in the future we may not be able to replace expiring PPAs related to our non-utility renewable energy facilities with contracts on acceptable

2022 Form 10-K	32	WEC Energy Group, Inc.

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

For some of our PPAs, the net amount paid by our PPA counterparties is impacted by wholesale prices at a market hub location different than the location of our wind farms. Systemic shortfalls and disruptions in transmission capacity can cause congestion between the two locations, which along with other factors, can increase price disparity. This price difference, known as basis risk, can be significant at times. We attempt to mitigate basis risk where possible, but hedging instruments are often not economically feasible or available in the quantities that we require. Basis risk cannot be entirely eliminated and can adversely affect our financial condition and results of operations.

Our non-utility renewable energy facilities are exposed to risks through participation in the market and transmission structures in various regional power markets. Our ability to acquire new non-utility renewable energy facilities or generate revenue from existing facilities depends on having interconnection arrangements with transmission providers and a reliable electricity grid. We cannot predict whether transmission facilities will be expanded in specific markets to accommodate or increase competitive access to those markets.

If a transmission network to which one or more of our facilities is connected experiences down time for system emergencies, force majeure, safety, reliability, maintenance or other operational reasons, we may lose revenues and PTCs and be exposed to non-performance penalties and claims from our customers. This risk of curtailment of our non-utility renewable energy facilities may result in a reduced return on our investments, and we may not be compensated for lost energy and ancillary services. As members of these RTOs, we are also subject to certain additional risks, including the allocation among existing members, of losses caused by unreimbursed defaults of other participants in these markets and resolution of complaint cases that may seek refunds of revenues previously earned by members of these markets. Existing, new, or changed rules of these RTOs could result in significant additional fees and increased costs for participation, including the cost of transmission facilities built by others due to changes in transmission rate design. In addition, these RTOs may assess costs resulting from improved transmission reliability, reduced transmission congestion, and firm transmission rights.

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

2022 Form 10-K	33	WEC Energy Group, Inc.

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
•War or the threat of war;
•The overall health and view of the utility and financial institution industries; and
•The replacement of LIBOR with SOFR or other alternative reference rate.

A portion of our indebtedness provides for interest at variable interest rates, primarily based on LIBOR. LIBOR is the subject of national, international, and other regulatory reform, which is expected to cause LIBOR to cease to exist after June 2023. Various alternative reference rates are being evaluated by market participants, with SOFR being the most widely adopted alternative to date. Although we cannot predict the consequences of transitioning to SOFR or other alternative reference rate, they could include an increase in our interest expense.

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

2022 Form 10-K	34	WEC Energy Group, Inc.

A downgrade in our or any of our subsidiaries' credit ratings could negatively affect our or our subsidiaries' ability to access capital at reasonable costs and/or require the posting of collateral.

There are a number of factors that impact our and our subsidiaries' credit ratings, including, but not limited to, capital structure, regulatory environment, the ability to cover liquidity requirements, and other requirements for capital. We or any of our subsidiaries could experience a downgrade in ratings if the rating agencies determine that our level of business or financial risk, or that of any of our utilities or the utility industry, has deteriorated. Changes in rating methodologies by the rating agencies could also have a negative impact on credit ratings.

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

We own and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. Coal deliveries may occasionally be restricted because of rail congestion and maintenance, derailments, weather, public health crises, including epidemics and pandemics, and supplier financial hardship. Supplier financial hardship is a result of decreased demand for coal due to increased natural gas and renewable energy generation, the impact of environmental regulations, and environmental concerns related to coal-fired generation.

2022 Form 10-K	35	WEC Energy Group, Inc.

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

The FERC continues to support the existing RTOs that affect the structure of the wholesale market within these RTOs. In connection with its status as a FERC-approved RTO, MISO implemented bid-based energy markets that are part of the MISO Energy Markets. All market participants, including us, must submit day-ahead and/or real time bids and offers for energy at locations across the MISO region. MISO then calculates the most efficient solution for all of the bids and offers made into the market that day and establishes an LMP that reflects the market price for energy. We are required to follow MISO's instructions when dispatching generating units to support MISO's responsibility for maintaining the stability of the transmission system. MISO also implemented an ancillary services market for operating reserves that schedules energy and ancillary services at the same time as part of the energy market, allowing for more efficient use of generation assets in the MISO Energy Markets. These market designs continue to have the potential to increase the costs of transmission, the costs associated with inefficient generation dispatching, the costs of participation in the MISO Energy Markets, and the costs associated with estimated payment settlements.

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

2022 Form 10-K	36	WEC Energy Group, Inc.

Volatility in the securities markets, interest rates, changes in assumptions, market conditions, and other factors may impact the performance of our benefit plan holdings and other investment funds.

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

In addition, we maintain rabbi trusts to fund our deferred compensation plans and other investments funds, which from time to time, hold equity and debt investments that are subject to market fluctuations. Decreases in investment performance of these assets could materially adversely affect our results of operations, cash flows, and financial condition.

General Risks

We have recorded goodwill and other long-lived assets, including intangible assets, that could become impaired.

We assess goodwill for impairment on an annual basis or whenever events or circumstances occur that would more than likely indicate that the carrying amount of our reporting unit's net assets exceeds the reporting unit's fair value. At December 31, 2022, our goodwill was $3,052.8 million. Other long-lived assets, including intangible assets, are evaluated for impairment on an annual basis or whenever events or circumstances occur that indicate that an asset's carrying value may not be recoverable.

If goodwill or other long-lived assets are deemed to be impaired, we may be required to incur a non-cash charge to earnings that could materially adversely affect our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2022 Form 10-K	37	WEC Energy Group, Inc.

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines, steam utility distribution mains, and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

A. REGULATED

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2022:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Coal-fired plants
Columbia	Portage, WI	Coal	2	311	(2)
ERGS	Oak Creek, WI	Coal	2	1,061	(3) (4)
OCPP	Oak Creek, WI	Coal	4	1,086
Weston	Rothschild, WI	Coal	2	720	(2)
Total coal-fired plants			10	3,178
Natural gas-fired plants
Concord	Watertown, WI	Natural Gas/Oil	4	366
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	165
Fox Energy Center	Wrightstown, WI	Natural Gas	3	577
Germantown	Germantown, WI	Natural Gas/Oil	5	273
F. D. Kuester	Negaunee, MI	Natural Gas	7	132
A. J. Mihm	Baraga, MI	Natural Gas	3	57
Paris	Union Grove, WI	Natural Gas/Oil	4	359
PWGS	Port Washington, WI	Natural Gas	2	1,228	(4)
Pulliam	Green Bay, WI	Natural Gas/Oil	1	81
VAPP	Milwaukee, WI	Natural Gas	2	267
West Marinette	Marinette, WI	Natural Gas/Oil	3	147
Weston	Rothschild, WI	Natural Gas/Oil	3	65
Total natural gas-fired plants			38	3,717	(5)
Renewables
Hydro plants (30 in number)	WI and MI	Hydro	81	97	(6) (7)
Rothschild Biomass Plant	Rothschild, WI	Biomass	1	46	(8)
Badger Hollow I	WI	Solar	41	100	(2)
Two Creeks	WI	Solar	48	100	(2)
Wind sites (5 in number)	WI and IA	Wind	350	498	(2)
Total renewables			521	841
Total system			569	7,736

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2023 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Certain of these facilities are jointly owned by WPS and various other utilities. The capacity indicated for each of these units is equal to WPS's portion of total plant capacity based on its percent of ownership.

2022 Form 10-K	38	WEC Energy Group, Inc.

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

•Two Creeks is jointly owned by WPS and Madison Gas and Electric Company. WPS holds a 66.7% ownership interest in this facility and Madison Gas and Electric Company owns the remaining 33.3%.

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

(5)     Effective January 1, 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. See Note 15, Leases, for more information. The capacity for Whitewater is not included in this table.

(6)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

(7)    WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50.0% ownership interest in WRPC and is entitled to 50.0% of the total capacity at Castle Rock and Petenwell. WPS's share of capacity for Castle Rock and Petenwell is 7.0 MW and 10.3 MW, respectively.

(8)    WE has a biomass power plant that uses wood waste and wood shavings to produce electric power as well as steam to support the paper mill's operations. Fuel for the power plant is supplied by both the paper mill and through contracts with biomass suppliers. The plant also has the ability to burn natural gas if wood waste and wood shavings are not available.

As of December 31, 2022, we operated approximately 35,600 miles of overhead distribution lines and approximately 36,100 miles of underground distribution cable, as well as approximately 430 electric distribution substations and approximately 514,800 line transformers.

Natural Gas Facilities

At December 31, 2022, our natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

•Approximately 52,000 miles of natural gas distribution mains,
•Approximately 1,100 miles of natural gas transmission mains,
•Approximately 2.4 million natural gas lateral services,
•Approximately 500 natural gas distribution and transmission gate stations,
•Approximately 68.2 Bcf of working gas capacities in underground natural gas storage fields:
◦Bluewater, 26.5 Bcf of fields located in southeastern Michigan,
◦Manlove, a 38.8 Bcf field located in central Illinois,
◦Partello, a 2.9 Bcf field located in southern Michigan,
•A 2.0 Bcf LNG plant located in central Illinois,
•A peak-shaving facility that can store the equivalent of approximately 80 MDth in liquefied petroleum gas located in Illinois,
•Peak propane air systems providing approximately 2,960 Dth per day, and
•LNG storage plants, located in Wisconsin, with a total send-out capability of 73,600 Dth per day.

Our natural gas distribution and gas storage systems included distribution mains and transmission mains connected to the pipeline transmission systems of Alliance Pipeline, ANR Pipeline Company, Centra Pipelines, Consumers Energy, DTE Gas Company, Enbridge Gas Inc., Great Lakes Transmission Company, Guardian Pipeline L.L.C., Interstate Power and Light Company, Kinder Morgan Illinois Pipeline, Midwestern Gas Pipeline Company, Natural Gas Pipeline Company of America, Nicor Gas, Northern Border Pipeline Company, Northern Natural Gas Company, Northwest Gas of Cottonwood County, LLC, Northwestern Energy, Panhandle Gas

2022 Form 10-K	39	WEC Energy Group, Inc.

Transmission, SEMCO, Trunkline Gas Pipeline, Vector Pipeline Company, and Viking Gas Transmission. Our LNG storage plants convert and store, in liquefied form, natural gas received during periods of low consumption.

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

Steam Facilities

As of December 31, 2022, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

General

Substantially all of PGL's and NSG's properties are subject to the lien of the respective company's mortgage indenture for the benefit of bondholders.

B. NON-UTILITY ENERGY INFRASTRUCTURE SEGMENT

The non-utility energy infrastructure segment includes We Power, Bluewater, and WECI. We Power and Bluewater are considered non-utility energy infrastructure operations, however, their facilities are shown in the regulated section. We Power owns and leases generating facilities to WE. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases. Bluewater provides natural gas storage and hub services primarily to WE, WPS, and WG, and also provides these same services to several unaffiliated companies. WECI has ownership interests in seven wind generating facilities. For more information on recent and pending wind facility acquisitions, see Note 2, Acquisitions.

The following table summarizes information on WECI's wind generating facilities as of December 31, 2022:

Name	Location	Number of Generating Units	Nameplate Capacity In MW (1)
Wind generating facilities
Bishop Hill III	Henry County, Illinois	53	132.1
Upstream	Antelope County, Nebraska	81	202.5
Coyote Ridge	Brookings County, South Dakota	39	96.7
Blooming Grove	McLean County, Illinois	94	250.0
Tatanka Ridge	Deuel County, South Dakota	56	155.0
Jayhawk	Bourbon and Crawford Counties, Kansas	70	197.4
Thunderhead	Antelope and Wheeler Counties, Nebraska	108	300.0
Total wind generating facilities		501	1,333.7

(1)    Nameplate capacity is the amount of energy a turbine should produce at optimal wind speeds.

In February 2023, WECI completed the acquisition of a 90% ownership interest in Sapphire Sky, a commercially operational 250 MW wind generating facility in McLean County, Illinois.

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

2022 Form 10-K	40	WEC Energy Group, Inc.

Employee Retirement Savings Plan Matter

In May 2022, a putative class action, Munt, et al. v. WEC Energy Group, Inc., et al., was filed in the United States District Court for the Eastern District of Wisconsin - Milwaukee Division. The plaintiffs allege that WEC Energy Group, members of its Board of Directors, and others breached their fiduciary duties with respect to the operation and oversight of the Employee Retirement Saving Plan (the “Plan”) in violation of the Employee Retirement Income Security Act of 1974, as amended. The class is alleged to be participants in the Plan from May 10, 2016 through the date of judgment. The complaint seeks injunctive relief, damages, interest, costs, and attorneys' fees. The Company is vigorously defending against the allegations made in this lawsuit and intends to continue to do so.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2022 Form 10-K	41	WEC Energy Group, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, and positions of our executive officers are listed below along with their business experience during the past five years. All officers are appointed until their resignation, death, or removal pursuant to our Bylaws. There are no family relationships among these officers, nor is there any agreement or understanding between any officer and any other person pursuant to which the officer was selected.

Joshua M. Erickson. Age 50.
•WEC Business Services (a centralized service company of WEC Energy Group) – Vice President and Deputy General Counsel since August 2021. Director-Legal Services – Corporate and Finance from June 2015 through July 2021.

Robert M. Garvin. Age 56.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President - External Affairs since January 2019.
•WE — Executive Vice President - External Affairs from June 2015 through December 2018.

William J. Guc. Age 53.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015. Assistant Corporate Secretary since January 2020.

Margaret C. Kelsey. Age 58.
•WEC Energy Group — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Executive Vice President from September 2017 to January 2018.
•WE — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Gale E. Klappa. Age 72.
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

Daniel P. Krueger. Age 57.
•WEC Business Services (a centralized service company of WEC Energy Group) — Executive Vice President - WEC Infrastructure since January 2019. Executive Vice President from November 2018 to January 2019.
•WE — Senior Vice President - Wholesale Energy and Fuels from June 2015 to November 2018.

Scott J. Lauber. Age 57.
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
•WE — Chairman of the Board and Chief Executive Officer since February 1, 2022. President since January 1, 2022. Executive Vice President from June 2020 to December 31, 2021. Executive Vice President and Chief Financial Officer from October 2019 to June 2020, and from April 2016 to October 2018. Executive Vice President, Chief Financial Officer and Treasurer from October 2018 to October 2019. Director since April 2016.

Xia Liu. Age 53.
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

2022 Form 10-K	42	WEC Energy Group, Inc.

•Georgia Power Company — Executive Vice President, Chief Financial Officer and Treasurer from October 2017 to April 2019. Georgia Power Company is a utility subsidiary of The Southern Company that provides electric service to customers throughout Georgia.

William Mastoris. Age 59.
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

Molly A. Mulroy. Age 47.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President and Chief Administrative Officer since August 2021. Vice President and Chief Information Officer from January 2019 through July 2021. Director since November 2021.
•WE – Vice President and Chief Information Officer from June 2015 through December 2018.

Anthony L. Reese. Age 41.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.
•PGL – Controller - Illinois from September 2015 to September 2019.

Mary Beth Straka. Age 58.
•WEC Energy Group — Senior Vice President - Corporate Communications and Investor Relations since June 2015.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2022 Form 10-K	43	WEC Energy Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Number of Common Shareholders

As of December 31, 2022, based upon the number of WEC Energy Group shareholder accounts (including accounts in our stock purchase and dividend reinvestment plan), we had approximately 37,000 registered shareholders.

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

ITEM 6. RESERVED

2022 Form 10-K	44	WEC Energy Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in American Transmission Company LLC (ATC) (a for-profit electric transmission company regulated by the Federal Energy Regulatory Commission and certain state regulatory commissions), and non-utility energy infrastructure operations through W.E. Power LLC (which owns generation assets in Wisconsin), Bluewater Natural Gas Holding LLC (which owns underground natural gas storage facilities in Michigan), and WEC Infrastructure LLC (WECI), which holds ownership interests in several renewable generating facilities.

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

We already have retired more than 1,800 megawatts (MW) of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of Oak Creek Power Plant Units 5-8 and the planned retirement in 2026 of jointly-owned Columbia Units 1-2. See Note 7, Property, Plant, and Equipment, for more information related to these planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•1,900 MW of utility-scale solar;
•700 MW of battery storage; and

2022 Form 10-K	45	WEC Energy Group, Inc.

•700 MW of wind.

We also plan on investing in a combination of clean, natural gas-fired generation, including:

•100 MW of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and
•the planned purchase of up to 200 MW of capacity in the West Riverside Energy Center – a combined cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MW of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 24 Solar Now projects and currently has another five under construction, together totaling more than 30 MW. The second program, the Dedicated Renewable Energy Resource (DRER) pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, adding up to 150 MW of renewables to WE's portfolio. The DRER pilot would help these larger customers meet their sustainability and renewable energy goals.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of renewable natural gas (RNG) throughout our utility systems. In 2022, we received approval from the PSCW for our RNG pilots. We have since signed our first five contracts for RNG for our natural gas distribution business, which will be transporting the output of local dairy farms onto our gas distribution system. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. Our first five contracts bring us to a total of 1 Bcf of RNG planned to enter our system. We expect to have RNG flowing to our distribution network in 2023, supporting our goal to reduce methane emissions.

As part of our effort to look for new opportunities in sustainable energy, during 2022 we completed testing the effects of blending hydrogen, a clean generating fuel, with natural gas at one of our RICE generating units in the Upper Peninsula of Michigan. We partnered with the Electric Power Research Institute (EPRI) in this research that could help create another viable option for decarbonizing the economy. We are still evaluating the data; however, our initial findings indicate that all project measures exceeded our expectations. The results of this testing continue to be analyzed and will be shared more broadly when complete.

In 2023, we are planning a pilot program with EPRI and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. The pilot is planned for the fourth-quarter of 2023.

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

2022 Form 10-K	46	WEC Energy Group, Inc.

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

We expect to spend approximately $3.6 billion from 2023 to 2027 on reliability related projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

We follow an asset management strategy that focuses on investing in and acquiring assets consistent with our strategic plans, as well as disposing of assets, including property, plants, equipment, and entire business units, that are no longer strategic to operations, are not performing as intended, or have an unacceptable risk profile. See Note 3, Dispositions, for information on recent transactions.

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in eight wind parks and two solar parks, with total available capacity of more than 2,000 MW. These renewable energy assets represent more than $2.9 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these renewable investments reduce our cash tax expense. In addition, we anticipate that credits generated in 2023 and beyond will be eligible to be transferred to third parties in exchange for cash. See Note 2, Acquisitions, for information on recent and pending transactions.

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

2022 Form 10-K	47	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2022 with the year ended December 31, 2021. For a similar discussion that compares our results for the year ended December 31, 2021 with the year ended December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2021 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2022.

Consolidated Earnings

The following table compares our consolidated results for the year ended December 31, 2022 with the year ended December 31, 2021, including favorable or better, "B," and unfavorable or worse, "W," variances:

	Year Ended December 31
(in millions, except per share data)	2022	2021	B (W)
Wisconsin	$758.4	$706.5	$51.9
Illinois	226.9	223.0	3.9
Other states	39.7	35.8	3.9
Electric transmission	129.5	106.3	23.2
Non-utility energy infrastructure	324.4	279.2	45.2
Corporate and other	(70.8)	(50.5)	(20.3)
Net income attributed to common shareholders	$1,408.1	$1,300.3	$107.8

Diluted earnings per share	$4.45	$4.11	$0.34

Earnings increased $107.8 million during 2022, compared with 2021. The significant factors impacting the $107.8 million increase in earnings were:

•A $51.9 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by lower operation and maintenance expense, largely due to the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies. The amortization was approved by the PSCW in order to forego filing for 2022 base rate increases. An increase in natural gas margins related to higher retail sales volumes, as well as higher net credits from the non-service components of our net periodic pension and OPEB costs, also contributed to the increase in earnings. These increases in earnings were partially offset by a negative year-over-year impact from collections of fuel and purchased power costs, higher property and revenue taxes, and higher depreciation and amortization.

•A $45.2 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs during 2022, primarily due to the Jayhawk wind park that achieved commercial operation in December 2021, higher generation at our other wind parks, and an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS. In addition, Upstream recognized revenue during 2022 related to market settlements it received from SPP in February 2021. Due to a complaint filed with the FERC, the revenue related to these settlements could not be recognized until the FERC issued an order denying the complaint in the first quarter of 2022. A positive impact from a sharing

2022 Form 10-K	48	WEC Energy Group, Inc.

arrangement with one of our Blooming Grove customers, resulting from strong energy prices, also contributed to the increase in earnings.

•A $23.2 million increase in net income attributed to common shareholders at the electric transmission segment, primarily due to the impact of the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE and the year-over-year impact of a goodwill impairment recorded during the fourth quarter of 2021.

These increases in earnings were partially offset by a $20.3 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by net losses from the investments held in the Integrys rabbi trust during 2022, compared with net gains during 2021. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. A decrease in earnings from our equity method investments in technology and energy-focused investment funds and higher interest expense also contributed to the higher net loss. Partially offsetting these negative impacts was the year-over-year impact from the loss on debt extinguishment recorded in 2021.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during years ended December 31, 2022 and 2021:

	Year Ended December 31
(in millions)	2022	2021
Wisconsin	$1,463.1	$1,309.3
Illinois	369.7	361.6
Other states	64.2	52.4

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

2022 Form 10-K	49	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the year ended December 31, 2022 was $758.4 million, representing a $51.9 million, or 7.3%, increase over the prior year. The increase in earnings was driven by lower operation and maintenance expense, largely due to the amortization of certain regulatory liabilities to offset a portion of our 2022 forecasted revenue deficiencies. The amortization was approved by the PSCW in order to forego filing for 2022 base rate increases. An increase in natural gas margins related to higher retail sales volumes, as well as higher net credits from the non-service components of our net periodic pension and OPEB costs, also contributed to the increase in earnings. These increases in earnings were partially offset by a negative year-over-year impact from collections of fuel and purchased power costs, higher property and revenue taxes, and higher depreciation and amortization.

	Year Ended December 31
(in millions)	2022	2021	B (W)
Electric revenues	$4,971.8	$4,538.6	$433.2
Fuel and purchased power	1,881.4	1,488.2	(393.2)
Total electric margins	3,090.4	3,050.4	40.0

Natural gas revenues	1,988.7	1,498.4	490.3
Cost of natural gas sold	1,327.4	906.5	(420.9)
Total natural gas margins	661.3	591.9	69.4

Total electric and natural gas margins	3,751.7	3,642.3	109.4

Other operation and maintenance	1,351.3	1,455.2	103.9
Depreciation and amortization	754.7	726.9	(27.8)
Property and revenue taxes	182.6	150.9	(31.7)
Operating income	1,463.1	1,309.3	153.8

Other income, net	99.9	73.9	26.0
Interest expense	555.9	555.6	(0.3)
Income before income taxes	1,007.1	827.6	179.5

Income tax expense	247.5	119.9	(127.6)
Preferred stock dividends of subsidiary	1.2	1.2	—
Net income attributed to common shareholders	$758.4	$706.5	$51.9

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$655.8	$671.2	$15.4
Transmission (1)	430.9	511.1	80.2
Regulatory amortizations and other pass through expenses (2)	145.5	141.6	(3.9)
We Power (3)	108.1	114.9	6.8
Earnings sharing mechanisms (4)	(13.5)	5.8	19.3
Other	24.5	10.6	(13.9)
Total other operation and maintenance	$1,351.3	$1,455.2	$103.9

(1)    Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2022 and 2021, $516.7 million and $503.6 million, respectively, of costs were billed to our electric utilities by transmission providers.

During 2022, WE and WPS amortized $81.0 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the decrease in transmission expense during 2022, compared with 2021.

2022 Form 10-K	50	WEC Energy Group, Inc.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)    Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During 2022 and 2021, $121.7 million and $113.1 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)    Represents operation and maintenance associated with the earnings mechanisms we have in place. In 2022, also includes $21.6 million of amortization related to a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Electric Sales Volumes (MWh - in thousands)	2022	2021	B (W)
Customer class
Residential	11,372.6	11,460.1	(87.5)
Small commercial and industrial (1)	12,867.1	12,785.1	82.0
Large commercial and industrial (1)	12,181.6	12,406.4	(224.8)
Other	139.0	147.6	(8.6)
Total retail (1)	36,560.3	36,799.2	(238.9)
Wholesale	2,444.7	2,862.5	(417.8)
Resale	3,962.8	4,869.2	(906.4)
Total sales in MWh (1)	42,967.8	44,530.9	(1,563.1)

(1)    Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2022	2021	B (W)
Customer class
Residential	1,189.6	1,036.7	152.9
Commercial and industrial	746.6	634.0	112.6
Total retail	1,936.2	1,670.7	265.5
Transportation	1,438.1	1,392.6	45.5
Total sales in therms	3,374.3	3,063.3	311.0

	Year Ended December 31
Weather (Degree Days)	2022	2021	B (W)
WE and WG (1)
Heating (6,518 Normal)	6,369	5,735	11.1%
Cooling (774 Normal)	944	1,061	(11.0)%

WPS (2)
Heating (7,360 Normal)	7,387	6,735	9.7%
Cooling (538 Normal)	718	643	11.7%

UMERC (3)
Heating (8,387 Normal)	8,643	7,744	11.6%
Cooling (344 Normal)	358	428	(16.4)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

2022 Form 10-K	51	WEC Energy Group, Inc.

Electric Revenues

Electric revenues increased $433.2 million during 2022, compared with 2021. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $40.0 million during 2022, compared with 2021. The significant factors impacting the higher electric utility margins were:

•A $103.5 million increase in margins related to the impact of unprotected excess deferred taxes during 2021, which we agreed to return to customers in our PSCW-approved rate orders. This increase in margins is offset in income taxes. See Note 16, Income Taxes, and Note 26, Regulatory Environment, for more information.

•A $9.6 million increase in other revenues, primarily related to third-party use of our assets.

These increases in margins were partially offset by:

•A $50.8 million year-over-year negative impact from collections of fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. As a result of the higher fuel costs in both 2021 and 2022, WPS was unable to defer a portion of its under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

•Lower margins of $14.9 million driven by the expiration of certain wholesale contracts.

•An $8.4 million net decrease in margins related to lower sales volumes, driven by the impact of cooler weather during the 2022 cooling season, compared with 2021. As measured by cooling degree days, 2022 was 11.0% cooler than 2021 in the Milwaukee area.

Natural Gas Revenues

Natural gas revenues increased $490.3 million during 2022, compared with 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased approximately 27% during 2022, compared with 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $69.4 million during 2022, compared with 2021. The most significant factors impacting the higher natural gas utility margins were:

•A $59.7 million increase in margins from higher sales volumes, driven by the continued economic recovery in Wisconsin from the COVID-19 pandemic, as well as colder weather during the 2022 heating season, compared with 2021. As measured by heating degree days, 2022 was 11.1% and 9.7% colder than 2021 in the Milwaukee area and Green Bay area, respectively.

•A $9.9 million increase in margins related to the amortization of a certain portion of WG's regulatory liability consisting of credit balances associated with the escrow of natural gas storage service costs from Bluewater Gas Storage. In September 2021, the PSCW issued a written order for our Wisconsin utilities approving certain accounting treatments to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, for more information.

2022 Form 10-K	52	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment decreased $44.4 million during 2022, compared with 2021. The significant factors impacting the decrease in other operating expenses were:

•An $80.2 million decrease in transmission expense driven by the amortization of a certain portion of WE's and WPS's regulatory liabilities associated with transmission escrow balances, as discussed in the notes under the other operation and maintenance table above.

•A $19.3 million decrease in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities, as discussed in the notes under the other operation and maintenance table above. See Note 26, Regulatory Environment, for more information.

•A $14.5 million decrease in other operation and maintenance expense due to increases to certain regulatory assets resulting from decisions included in the December 2022 Wisconsin rate orders.

•An $8.6 million decrease in other operation and maintenance expense during 2022, compared with 2021, related to certain COVID-19 expenditures.

•A $6.8 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $3.1 million decrease in other operating and maintenance expense related to our power plants, driven by increases to certain plant-related regulatory assets resulting from decisions included in the December 2022 Wisconsin rate orders. This decrease in expense was partially offset by increased maintenance at our plants, including a planned outage at the Weston power plant, and reductions in refined coal credits during 2022, compared with 2021.

•A $2.8 million decrease in expense related to higher gains on land sales during 2022, compared with 2021.

•A $2.4 million decrease in expense related to charitable projects supporting our customers and the communities within our service territories.

These decreases in other operating expenses were partially offset by:

•A $31.7 million increase in property and revenue taxes, driven by higher gross receipt and property taxes.

•A $29.3 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to manage system reliability, for storm restoration, and for overall maintenance of our distribution system during 2022.

•A $27.8 million net increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan and an increase related to the We Power leases. These increases were partially offset by $10.2 million of deferred depreciation related to capital investments made by WG since it's last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases.

•A $3.9 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the Wisconsin segment increased $26.0 million during 2022, compared with 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs. Higher AFUDC–Equity due to continued capital investment also contributed to the increase in other income, net.

2022 Form 10-K	53	WEC Energy Group, Inc.

Interest Expense

Interest expense at the Wisconsin segment increased $0.3 million during 2022, compared with 2021. The increase was primarily driven by WE and WPS issuing long-term debt during the third and fourth quarters of 2022, respectively. Also driving the increase was an increase to short-term debt interest rates. These increases were partially offset by the deferral of interest expense related to capital investments made by WG since its last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for a 2022 base rate increase. See Note 26, Regulatory Environment, for more information. Also offsetting the increases was lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made. Higher AFUDC–Debt due to continued capital investment also contributed to offsetting the increases.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $127.6 million during 2022, compared with 2021. The increase was primarily due to an approximate $100 million negative impact related to the lower year-over-year amortization of the unprotected excess deferred tax benefits from the Tax Legislation in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2020. The impact due to the benefit from the amortization of these unprotected excess deferred tax benefits in 2021 did not impact earnings as there was an offsetting impact in operating income. Also contributing to the increase was higher pre-tax income in 2022. See Note 16, Income Taxes, and Note 26, Regulatory Environment, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the year ended December 31, 2022 was $226.9 million, representing a $3.9 million, or 1.7%, increase over the prior year. The increase was driven by a gain on the sale of certain real estate in Chicago, as well as higher natural gas margins due to PGL's continued capital investment in the SMP project under its QIP rider and NSG's rate increase, effective September 15, 2021. These positive impacts were partially offset by increases in various operating expenses, as discussed below.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
(in millions)	2022	2021	B (W)
Natural gas revenues	$1,890.9	$1,672.8	$218.1
Cost of natural gas sold	792.5	628.4	(164.1)
Total natural gas margins	1,098.4	1,044.4	54.0

Other operation and maintenance	459.2	433.5	(25.7)
Depreciation and amortization	230.9	218.1	(12.8)
Property and revenue taxes	38.6	31.2	(7.4)
Operating income	369.7	361.6	8.1

Other income, net	14.1	7.3	6.8
Interest expense	73.8	66.6	(7.2)
Income before income taxes	310.0	302.3	7.7

Income tax expense	83.1	79.3	(3.8)
Net income attributed to common shareholders	$226.9	$223.0	$3.9

2022 Form 10-K	54	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in the line items below	$319.4	$320.3	$0.9
Riders (1)	127.2	112.1	(15.1)
Regulatory amortizations (1)	(2.4)	(1.5)	0.9
Other	15.0	2.6	(12.4)
Total other operation and maintenance	$459.2	$433.5	$(25.7)

(1)    These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2022	2021	B (W)
Customer Class
Residential	907.0	819.2	87.8
Commercial and industrial	353.7	319.5	34.2
Total retail	1,260.7	1,138.7	122.0
Transportation	839.5	760.1	79.4
Total sales in therms	2,100.2	1,898.8	201.4

	Year Ended December 31
Weather (Degree Days) (1)	2022	2021	B (W)
Heating (5,993 Normal)	6,140	5,468	12.3%

(1)    Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $218.1 million during 2022, compared with 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold increased approximately 14% during 2022, compared with 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $15.1 million impact of the riders referenced in the table above, increased $38.9 million during 2022, compared with 2021. The increase in margins was primarily driven by:

•A $24.9 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. For information on the QIP rider and PGL's plan to recover these costs after 2023, see Note 26, Regulatory Environment.

•An $8.0 million increase related to the impact of the NSG rate order approved by the ICC, effective September 15, 2021, which includes the Variable Income Tax Adjustment Rider in base rates. The Variable Income Tax Adjustment Rider recovers or refunds changes in actual income tax expense resulting from changes in income tax rates and amortization of deferred taxes, which differ from amounts included in rates. See Note 26, Regulatory Environment, for more information on NSG's rate order.

•A $5.0 million increase in the invested capital tax adjustment rider, which did not impact net income as it was offset in property and revenue taxes. The invested capital tax adjustment rider is a mechanism that allows PGL and NSG to recover or refund the difference between the cost of invested capital tax incurred and the amount collected through base rates.

2022 Form 10-K	55	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $30.8 million, net of the $15.1 million impact of the riders referenced in the table above, during 2022, compared with 2021. The significant factors impacting the increase in operating expenses were:

•A $22.4 million increase in expenses related to charitable projects supporting our customers and the communities within our service territories.

•A $12.8 million increase in depreciation and amortization, primarily driven by PGL's continued capital investment in the SMP project.

•A $12.7 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure, including costs associated with PGL's gas storage field.

•An $11.4 million increase in expenses associated with the settlement of legal claims.

•A $9.8 million increase in benefit costs, primarily due to higher pension and stock-based compensation costs.

•A $7.4 million increase in property and revenue taxes, primarily driven by an increase in the invested capital tax related to continued capital investment. This increase was offset in natural gas utility margins.

•A $6.9 million increase in customer service expense, primarily driven by higher call volumes.

These increases in operating expenses were partially offset by a $54.5 million pre-tax gain on the sale of certain real estate in Chicago. See Note 3, Dispositions, for more information.

Other Income, Net

Other income, net at the Illinois segment increased $6.8 million during 2022, compared with 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $7.2 million during 2022, compared with 2021, driven primarily by $225.0 million and $100.0 million of long-term debt issuances in November 2021 and December 2022, respectively, and increased short-term debt interest rates.

Income Tax Expense

Income tax expense at the Illinois segment increased $3.8 million during 2022, compared with 2021, driven by an increase in pre-tax income and a $1.3 million negative impact associated with previously unrecognized tax benefits recorded in 2021. See Note 16, Income Taxes, for more information.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the year ended December 31, 2022 was $39.7 million, representing a $3.9 million, or 10.9%, increase over the prior year. The increase was driven by higher natural gas margins due to a rate increase at MGU, effective January 1, 2022, and higher sales volumes during 2022, compared with 2021. These positive impacts were partially offset by increases in operating expenses, as well as interest expense, as discussed below.

2022 Form 10-K	56	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
(in millions)	2022	2021	B (W)
Natural gas revenues	$618.5	$519.0	$99.5
Cost of natural gas sold	391.6	319.3	(72.3)
Total natural gas margins	226.9	199.7	27.2

Other operation and maintenance	98.5	90.4	(8.1)
Depreciation and amortization	40.9	38.1	(2.8)
Property and revenue taxes	23.3	18.8	(4.5)
Operating income	64.2	52.4	11.8

Other income, net	2.5	1.1	1.4
Interest expense	13.9	6.2	(7.7)
Income before income taxes	52.8	47.3	5.5

Income tax expense	13.1	11.5	(1.6)
Net income attributed to common shareholders	$39.7	$35.8	$3.9

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2022	2021	B (W)
Operation and maintenance not included in line items below	$77.8	$70.5	$(7.3)
Regulatory amortizations and other pass through expenses (1)	20.7	19.8	(0.9)
Other	—	0.1	0.1
Total other operation and maintenance	$98.5	$90.4	$(8.1)

(1)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2022	2021	B (W)
Customer Class
Residential	353.1	301.1	52.0
Commercial and industrial	227.6	188.5	39.1
Total retail	580.7	489.6	91.1
Transportation	794.8	801.6	(6.8)
Total sales in therms	1,375.5	1,291.2	84.3

	Year Ended December 31
Weather (Degree Days) (1)	2022	2021	B (W)
MERC
Heating (7,973 Normal)	8,585	7,440	15.4%

MGU
Heating (6,177 Normal)	6,277	5,755	9.1%

(1)    Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective territories.

2022 Form 10-K	57	WEC Energy Group, Inc.

Natural Gas Revenues

Natural gas revenues increased $99.5 million during 2022, compared with 2021. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold increased approximately 4.0% during 2022, compared with 2021. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $27.2 million during 2022, compared with 2021. The increase in margins was primarily driven by:

•A $13.0 million increase related to the new rates at MGU that went into effect in 2022. See Note 26, Regulatory Environment, for more information.

•A $9.3 million increase related to higher sales volumes due to both continued economic recovery and colder weather during 2022, compared with 2021.

•A $2.6 million increase related to MERC's GUIC rider, which was in place through December 31, 2022. The GUIC rider allowed MERC to recover previously approved GUIC incurred to replace or modify natural gas facilities to the extent the work is required by state, federal, or other government agencies and exceeds the costs included in base rates.

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

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $15.4 million during 2022, compared with 2021. The significant factors impacting the increase in operating expenses were:

•A $7.9 million increase in natural gas operations and customer service expense, primarily driven by various operation and maintenance projects approved in MGU's rate case and an increase in costs related to safety and reliability programs at MERC.

•A $4.5 million increase in property and revenue taxes, driven by higher use tax at MGU.

•A $2.8 million increase in depreciation and amortization related to continued capital investment.

•A $1.2 million increase in operation and maintenance expense due to MERC's CIP program, which has an offsetting increase in margins.

Other Income, Net

Other income, net at the other states segment increased $1.4 million during 2022, compared with 2021, driven by higher net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the other states segment increased $7.7 million during 2022, compared with 2021, driven primarily by the deferral of $4.9 million of interest expense during 2021, as approved by the MPSC to mitigate the impacts from delaying the filing of
MGU's 2021 rate case. See Note 26, Regulatory Environment, for additional information. This deferred interest expense is now being amortized over a four-year period as a result of MGU's approved rate increase.

2022 Form 10-K	58	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the other states segment increased $1.6 million during 2022, compared with 2021, driven by an increase in pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2022	2021	B (W)
Equity in earnings of transmission affiliates	$194.7	$158.1	$36.6
Other expense	—	0.1	0.1
Interest expense	19.4	19.4	—
Income before income taxes	175.3	138.6	36.7

Income tax expense	45.8	32.3	(13.5)
Net income attributed to common shareholders	$129.5	$106.3	$23.2

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $36.6 million during 2022, compared with 2021, driven by:

•A $20.5 million increase in equity earnings due to the impact of a D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For information on this D.C. Circuit Court of Appeals opinion, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints.

•An $8.5 million increase in equity earnings related to a goodwill impairment recorded during the fourth quarter of 2021 by ATC Holdco, which was formed to invest in transmission-related projects outside of ATC's traditional footprint.

Continued capital investment by ATC also contributed to the year-over-year increase in equity earnings.

Income Tax Expense

Income tax expense at the electric transmission segment increased $13.5 million during 2022, compared with 2021, driven by an increase in pre-tax income and a $3.3 million negative impact associated with a previously recorded reversal of a tax remeasurement in 2021.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2022	2021	B (W)
Operating income	$372.8	$350.3	$22.5

Interest expense	68.9	71.0	2.1
Income before income taxes	303.9	279.3	24.6

Income tax expense (benefit)	(20.9)	3.1	24.0
Net (income) loss attributed to noncontrolling interests	(0.4)	3.0	(3.4)
Net income attributed to common shareholders	$324.4	$279.2	$45.2

2022 Form 10-K	59	WEC Energy Group, Inc.

Operating Income

Operating income at the non-utility energy infrastructure segment increased $22.5 million during 2022, compared with 2021, driven by:

•A $15.2 million positive impact from recognition of revenue related to our Upstream wind park in 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until the FERC issued an order denying that complaint in 2022.

•A $13.4 million positive impact from a sharing arrangement with one of our Blooming Grove customers resulting from strong energy prices.

These increases in operating income were partially offset by:

•A $5.1 million negative impact from higher operating losses at our Jayhawk wind park that achieved commercial operation in December 2021. The site experienced operating losses in 2022 due to SPP reliability curtailments reducing output and transmission congestion reducing energy market prices.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $2.1 million during 2022, compared with 2021, primarily due to a lower principal balance as a result of the semi-annual principal payments on long-term debt.

Income Tax Expense (Benefit)

At the non-utility energy infrastructure segment, $20.9 million of income tax benefit was recorded during 2022, compared with $3.1 million of income tax expense recorded during 2021. The change was primarily due to a $30.3 million increase in PTCs in 2022, driven by the Jayhawk wind park that achieved commercial operation in December 2021, higher generation at our other wind parks, and an increase in the PTC rate related to the PTC inflation adjustment issued by the IRS. This favorable change in the income tax benefit was partially offset by higher pre-tax earnings in 2022.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2022	2021	B (W)
Operating loss	$(11.7)	$(18.9)	$7.2

Other income, net	14.6	51.7	(37.1)
Interest expense	119.4	92.8	(26.6)
Loss on debt extinguishment	—	36.3	36.3
Loss before income taxes	(116.5)	(96.3)	(20.2)

Income tax benefit	(45.7)	(45.8)	(0.1)
Net loss attributed to common shareholders	$(70.8)	$(50.5)	$(20.3)

Operating Loss

The operating loss at the corporate and other segment decreased $7.2 million during 2022, compared with 2021, driven by the resolution of a previously recorded liability as certain outstanding matters reached a favorable outcome in 2022.

Other Income, Net

Other income, net at the corporate and other segment decreased $37.1 million during 2022, compared with 2021. The decrease was driven by a $12.6 million net loss from the investments held in the Integrys rabbi trust during 2022, compared with an $18.6 million net gain during 2021. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are included in other operation and maintenance expense in our operating segments. See

2022 Form 10-K	60	WEC Energy Group, Inc.

Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. An $11.9 million decrease in earnings from our equity method investments in technology and energy-focused investment funds also contributed to the lower other income, net.

Interest Expense

Interest expense at the corporate and other segment increased $26.6 million during 2022, compared with 2021, due to a $900.0 million long-term debt issuance in September 2022. See Note 14, Long-Term Debt, for more information. Also contributing to the increase was higher short-term debt interest rates.

Loss on Debt Extinguishment

There was no loss on debt extinguishment during 2022, as we did not refinance any debt obligations prior to maturity during 2022.

Income Tax Benefit

The income tax benefit at the corporate and other segment decreased $0.1 million during 2022, compared with 2021, driven by $10.3 million of previously unrecognized tax benefits recorded during 2021. This decrease in income tax benefit was offset by higher pre-tax loss and a $3.9 million increase in excess tax benefits recognized related to stock option exercises during 2022, compared with 2021.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our businesses and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2022 with the year ended December 31, 2021. For a similar discussion that compares our cash flows for the year ended December 31, 2021 with the year ended December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2021 Annual Report on Form 10-K, which was filed with the SEC on February 24, 2022.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2022	2021	Change in 2022 Over 2021
Cash provided by (used in):
Operating activities	$2,060.7	$2,032.7	$28.0
Investing activities	(2,642.4)	(2,311.8)	(330.6)
Financing activities	676.4	294.0	382.4

Operating Activities

Net cash provided by operating activities increased $28.0 million during 2022, compared with 2021, driven by:

•A $696.2 million increase in cash from higher overall collections from customers as a result of an increase in natural gas sales volumes during 2022, compared with 2021, driven by the continued economic recovery from the COVID-19 pandemic and colder weather. In addition, we continued to recover the natural gas costs we under-collected from our Illinois and Minnesota customers related to the extreme weather conditions that occurred in February 2021. See Note 26, Regulatory Environment, for more information on the recovery of these natural gas costs.

2022 Form 10-K	61	WEC Energy Group, Inc.

•A $51.2 million increase in cash related to a decrease in contributions and payments related to pension and OPEB plans during 2022, compared with 2021.

These increases in net cash provided by operating activities were partially offset by:

•A $461.3 million decrease in cash from higher payments for fuel and purchased power at our plants during 2022, compared with 2021. Our plants incurred higher fuel costs throughout 2022 as a result of an increase in the price of natural gas.

•A $174.3 million decrease in cash from higher payments for operating and maintenance expenses. During 2022, our payments were higher for reliability and storm restoration, transmission, benefit costs, natural gas distribution and maintenance costs, natural gas storage costs, and customer service.

•A $28.3 million decrease in cash related to higher payments for property and revenue taxes, driven by higher gross receipt taxes, property taxes, and an increase in the Illinois invested capital tax during 2022, compared with 2021.

•An $18.6 million decrease in cash related to higher cash paid for income taxes, driven by higher taxable income during 2022, compared with 2021.

•A $12.8 million decrease in cash related to higher payments for environmental remediation related to work completed on former manufactured gas plant sites during 2022, compared with 2021.

•A $12.6 million decrease in cash related to lower distributions from ATC during 2022, compared with 2021.

•An $11.4 million decrease in cash related to higher payments for interest related to increases in long-term and short-term debt interest rates during 2022, compared with 2021.

Investing Activities

Net cash used in investing activities increased $330.6 million during 2022, compared with 2021, driven by:

•The acquisition of a 90% ownership interest in Thunderhead in September 2022 for $382.0 million. See Note 2, Acquisitions, for more information.

•A $62.1 million increase in cash paid for capital expenditures during 2022, compared with 2021, which is discussed in more detail below.

•Capital contributions paid to transmission affiliates of $45.5 million during 2022. See Note 21, Investment in Transmission Affiliates, for more information. There were no payments to transmission affiliates during 2021.

•The purchase of spectrum frequencies for $19.2 million during 2022. See Note 10, Goodwill and Intangibles, for more information.

•A $17.8 million increase in cash paid for ATC's construction costs during 2022, compared with 2021, which will be reimbursed in the future. See Note 21, Investment in Transmission Affiliates, for more information.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of a 90% ownership interest in Jayhawk in February 2021 for $119.9 million. See Note 2, Acquisitions, for more information.

•A $47.1 million increase in proceeds from the sale of assets during 2022, compared with 2021, primarily related to the sale of real estate owned by PGL. See Note 3, Dispositions, for more information.

•Insurance proceeds of $41.6 million received during 2022 for property damage, primarily related to the PSB water damage claim. See Note 7, Property, Plant, and Equipment, for more information.

2022 Form 10-K	62	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the years ended December 31 were as follows:

Reportable Segment (in millions)	2022	2021	Change in 2022 Over 2021
Wisconsin	$1,610.8	$1,389.7	$221.1
Illinois	484.9	533.7	(48.8)
Other states	101.1	95.9	5.2
Non-utility energy infrastructure	101.8	215.4	(113.6)
Corporate and other	16.3	18.1	(1.8)
Total capital expenditures	$2,314.9	$2,252.8	$62.1

The increase in cash paid for capital expenditures at the Wisconsin segment during 2022, compared with 2021, was primarily driven by higher payments for capital expenditures related to Paris and other renewable energy projects, the new natural gas-fired generation being constructed at WPS's existing Weston power plant site, and WG's LNG facility. These increases were partially offset by lower payments for capital expenditures related to upgrades to WE's and WPS's natural gas distribution systems and the restoration of WE's PSB. See Note 7, Property, Plant, and Equipment, for more information on the PSB.

The decrease in cash paid for capital expenditures at the Illinois segment during 2022, compared with 2021, was primarily driven by lower capital expenditures related to upgrades at the Manlove Gas Storage Field and upgrades to PGL's natural gas distribution system.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during 2022, compared with 2021, was primarily driven by lower payments for capital expenditures related to the construction of Jayhawk, which went into commercial operation in December 2021. See Note 2, Acquisitions, for more information. This decrease in cash paid for capital expenditures was partially offset by an increase in capital expenditures for wastewater treatment system modifications for We Power's ERGS units. See Note 24, Commitments and Contingencies, for more information on the wastewater treatment system modifications.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities increased $382.4 million during 2022, compared with 2021, driven by:

•A $1,168.3 million increase in cash due to a decrease in retirements of long-term debt during 2022, compared with 2021.

•A $340.0 million increase in cash due to a repayment of a 364-day term loan during 2021.

•A $51.6 million increase in cash due to a decrease in payments for debt extinguishment and issuance costs during 2022, compared with 2021.

•A $17.9 million increase in cash received from the exercise of stock options during 2022, compared with 2021.

These increases in net cash provided by financing activities were partially offset by:

•A $711.8 million decrease in cash due to $252.6 million of net repayments of commercial paper during 2022, compared with $459.2 million of net borrowings of commercial paper during 2021.

•A $384.5 million decrease in cash due to lower issuances of long-term debt during 2022, compared with the same period in 2021.

•A $63.1 million decrease in cash due to higher dividends paid on our common stock during 2022, compared with 2021. In January 2022, our Board of Directors increased our quarterly dividend by $0.05 per share (7.4%) effective with the March 2022 dividend payment.

2022 Form 10-K	63	WEC Energy Group, Inc.

•A $36.1 million decrease in cash due to an increase in common stock purchased during 2022, compared with 2021, to satisfy requirements of our stock-based compensation plans.

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

(in millions)	2023	2024	2025
Wisconsin	$2,530.7	$2,432.8	$2,445.5
Illinois	557.1	659.5	614.0
Other states	111.8	115.0	104.7
Non-utility energy infrastructure	747.0	683.8	217.2
Corporate and other	28.1	17.0	2.7
Total	$3,974.7	$3,908.1	$3,384.1

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

•We have received approval to invest in 100 MW of utility-scale solar within our Wisconsin segment. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MW of this project. WE's share of the cost of this project is estimated to be approximately $151 million. Commercial operation of Badger Hollow II is targeted for 2023.

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

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MW of solar generation and 68 MW of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $400 million, with construction of the solar portion expected to be completed in 2024.

2022 Form 10-K	64	WEC Energy Group, Inc.

•WPS, along with an unaffiliated utility, received PSCW approval to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. WPS's share of the cost of this project is estimated to be approximately $160 million, with construction expected to be completed in the first half of 2023.

•In April 2021, WE and WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MW of solar generation and 149 MW of battery storage of this project. If approved, WE's and WPS's combined share of the cost of this project is estimated to be approximately $585 million, with construction of the solar portion expected to be completed in 2025.

•WE and WPS received PSCW approval to construct 128 MWs of natural gas-fired generation at WPS's existing Weston power plant site in northern Wisconsin. The new facility will consist of seven RICE units. We estimate the cost of this project to be approximately $170 million, with construction expected to be completed in 2023.

•Effective January 1, 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. The cost of this facility was approximately $75.0 million, which includes transaction costs and working capital. See Note 15, Leases, for more information.

•In January 2022, WPS, along with an unaffiliated utility, filed an application with the PSCW for approval to acquire a portion of West Riverside's nameplate capacity. WPS is also requesting approval to assign the option to purchase part of West Riverside to WE. If approved, WPS or WE would acquire 100 MW of capacity, in the first of two potential option exercises. West Riverside is a combined cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. If approved, our share of the cost of this ownership interest is approximately $91 million, with the transaction expected to close in the second quarter of 2023. In addition, WPS could exercise a second option to acquire an additional 100 MW of capacity. If approved, our share of the cost of this ownership interest is expected to be approximately $90 million, with the transaction expected to close in 2024.

In March 2022, the DOC opened an investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates identified above already reflect some of these impacts.

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

PGL is continuing work on the SMP, a project under which PGL is replacing approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. PGL currently recovers these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. After 2023, PGL will return to the traditional ratemaking process to recover the costs of necessary infrastructure improvements. PGL's projected average annual investment through 2025 is between $280 million and $300 million. See Note 26, Regulatory Environment, for more information on the SMP.

The non-utility energy infrastructure line item in the table above includes WECI's recent and planned investments in Sapphire Sky, Samson I, and Maple Flats. See Note 2, Acquisitions, for more information on these projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $244 million from 2023 through 2025. We do not expect to make any contributions to ATC Holdco during that period.

2022 Form 10-K	65	WEC Energy Group, Inc.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt (excluding finance lease obligations) as of December 31, 2022:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments on long-term debt (1)	$8,639.1	$578.2	$1,096.1	$940.4	$6,024.4

(1)    The interest due on our variable rate debt is based on the interest rates that were in effect on December 31, 2022.

Common Stock Dividends

On January 19, 2023, our Board of Directors increased our quarterly dividend to $0.78 per share effective with the first quarter of 2023 dividend payment, an increase of 7.2%. This equates to an annual dividend of $3.12 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

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

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$526.2	$218.3	$223.8	$72.1	$12.0

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to power purchase commitments and land leases for our solar projects. Our operating lease obligations are for office space and land. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 20, Employee Benefits, for our expected contributions in 2023 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2022 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities

2022 Form 10-K	66	WEC Energy Group, Inc.

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

The amount, type, and timing of any financings in 2023, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities approved capital structures, see Item 1. Business – E. Regulation.

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

At December 31, 2022, our current liabilities exceeded our current assets by $1,423.3 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $1,454.2 million under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our credit facilities and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2022, these trusts had investments of approximately $3.5 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 20, Employee Benefits.

2022 Form 10-K	67	WEC Energy Group, Inc.

Capitalization Structure

The following table shows our capitalization structure as of December 31, 2022 and 2021, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

	2022		2021
(in millions)	Actual	Adjusted	Actual	Adjusted
Common shareholders' equity	$11,376.9	$11,626.9	$10,913.2	$11,163.2
Preferred stock of subsidiary	30.4	30.4	30.4	30.4
Long-term debt (including current portion)	15,647.4	15,397.4	13,693.1	13,443.1
Short-term debt	1,647.1	1,647.1	1,897.0	1,897.0
Total capitalization	$28,701.8	$28,701.8	$26,533.7	$26,533.7

Total debt	$17,294.5	$17,044.5	$15,590.1	$15,340.1

Ratio of debt to total capitalization	60.3%	59.4%	58.8%	57.8%

Included in long-term debt on our balance sheets as of December 31, 2022 and 2021, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At December 31, 2022, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2022. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at December 31, 2022, it could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In December 2022, Moody's changed the rating outlook for WG to stable from negative as a result of the rate case decision WG received in December 2022. Moody's affirmed WG's ratings including its A3 senior unsecured rating and its P-2 short term rating for commercial paper. See Note 26, Regulatory Environment, for more information on the rate case decision.

Subject to other factors affecting the credit markets as a whole, we believe our current ratings should provide a significant degree of flexibility in obtaining funds on competitive terms. However, these security ratings reflect the views of the rating agency only. An

2022 Form 10-K	68	WEC Energy Group, Inc.

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

Michigan

Michigan has adopted a limited retail choice program. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. As a result, some of our small retail customers have switched to an alternative electric supplier. At December 31, 2022, Michigan law limited customer choice to 10% of an electric utility's Michigan retail load. Our iron ore mine customer, Tilden, is exempt from this 10% cap based on current law, but Tilden is required under a long-term agreement to purchase electric power from UMERC through March 2039. In addition, certain load increases by facilities already using an alternative electric supplier can still be serviced by their alternative electric supplier, when various conditions exist, even if the cap has already been met. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

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

We are currently unable to predict the impact, if any, of potential future industry restructuring on our results of operations or financial position.

2022 Form 10-K	69	WEC Energy Group, Inc.

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

Since 2002, PGL and NSG have, under ICC-approved tariffs, provided their customers with the option to choose a third-party natural gas supplier. There are no state laws requiring PGL and NSG to make this choice option available to customers, but since this option is currently provided to our Illinois customers under tariff, ICC approval would be needed to withdraw those tariffs.

An interstate pipeline may seek to provide transportation service directly to our Illinois end users, which would bypass our natural gas transportation service. However, PGL and NSG have anti-bypass tariffs approved by the ICC, which allow them to negotiate rates with customers that are potential bypass candidates to help ensure that such customers continue to use utility transportation service.

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

Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

2022 Form 10-K	70	WEC Energy Group, Inc.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2022, PGL filed its 2021 reconciliation with the ICC, which, along with the 2020, 2019, 2018, 2017, and 2016 reconciliations, are still pending. In addition, costs incurred during 2022 under the QIP rider are also still subject to reconciliation and review. As of December 31, 2022, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2022, will be deemed recoverable by the ICC.

See Note 26, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Petitions Before PSCW Regarding Third-Party Financed Distributed Energy Resources

In May 2022, two petitions were filed with the PSCW requesting a declaratory ruling that the owner of a third-party financed DER is not a "public utility" as defined under Wisconsin law and, therefore, is not subject to the PSCW’s jurisdiction under any statute or rule regulating public utilities. The parties that filed the petitions provide financing to their customers for installation of DERs (including solar panels and energy storage) on the customer’s property. A DER is connected to the host customer’s utility meter and is used for the customer’s energy needs. It may also be connected to the grid for distribution.

In July 2022, the PSCW found that the specific facts and circumstances merited the opening of a docket for each petition to consider whether to grant all or part of the requested declaratory ruling.

On December 1, 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A second petition is also being considered. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

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

In accordance with the new legislation, effective January 1, 2023, natural gas utilities are also no longer allowed to charge late payment fees to low-income residential customers. We are currently evaluating the impact this legislation may have on our future results of operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, impact the UFLPA will have on the overall supply of solar panels into the United States and the related impact to timing and cost of solar projects included in our capital plan.

2022 Form 10-K	71	WEC Energy Group, Inc.

United States Department of Commerce Complaints

In August 2021, a group of anonymous domestic solar manufacturers filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from several countries, including Malaysia, Vietnam, and Thailand. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China. In November 2021, the DOC rejected this petition. In denying the petition, the DOC cited the anonymous group’s refusal of the DOC’s request to provide more detail and identify its members due to the members' concerns about retribution from the dominant Chinese solar industry.

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. While the petition is similar to the one rejected by the DOC in November 2021, there are notable differences. The group added Cambodia to the petition and requested that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the February petition and investigate the claim. On December 2, 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. As the next step, the DOC will conduct in-person audits to verify the information that was the basis of the finding. If the DOC makes a final determination, which is currently expected in the second quarter of 2023, that such circumvention is occurring it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs could further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

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

2022 Form 10-K	72	WEC Energy Group, Inc.

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

2022 Form 10-K	73	WEC Energy Group, Inc.

•Opinion Issued by the D.C. Circuit Court of Appeals

◦August 2022 Decision – Since several petitions for review were filed with the D.C. Circuit Court of Appeals concerning this ROE complaint, the D.C. Circuit Court of Appeals issued an opinion on August 9, 2022 addressing these petitions. In its August 2022 Decision, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. As of December 31, 2022, the FERC had not provided a ruling in response to the August 2022 Decision issued by the D.C. Circuit Court of Appeals.

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

2022 Form 10-K	74	WEC Energy Group, Inc.

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

Embedded within our utilities' rates are amounts to recover fuel, natural gas, and purchased power costs. Our utilities have recovery mechanisms in place that generally allow them to recover or refund all or a portion of the changes in prudently incurred fuel, natural gas, and purchased power costs from rate case-approved amounts. See Item 1. Business – E. Regulation for more information on these mechanisms.

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

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during 2022 and 2021, as measured by degree days, can be found in Results of Operations.

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

Based on the variable rate debt outstanding at December 31, 2022 and 2021, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $21.4 million and $24.0 million in 2022 and 2021, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

2022 Form 10-K	75	WEC Energy Group, Inc.

Marketable Securities Return

We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. The financial risks associated with investment returns are mitigated at our Wisconsin utilities through the requirement that WE, WPS, and WG implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024, as required by the December 2022 rate order issued by the PSCW. We also believe that the financial risks associated with investment returns would be partially mitigated at our other utilities through future rate actions by regulators. See Note 26, Regulatory Environment, for more information on 2023 and 2024 rates at our Wisconsin utilities.

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2022	Expected Return on Assets in 2023
Pension trust funds	$2,628.0	6.88%
OPEB trust funds	$835.3	7.00%

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the three risk factors below.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Our operations and corporate strategy may be adversely affected by supply chain disruptions and inflation.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our electric and natural gas utility operations.

2022 Form 10-K	76	WEC Energy Group, Inc.

For additional information concerning other risk factors, including market risks, see the Cautionary Statement Regarding Forward-Looking Information at the beginning of this report and Item 1A. Risk Factors.

Critical Accounting Policies and Estimates

The preparation of financial statements in compliance with GAAP requires the application of accounting policies, as well as the use of estimates, assumptions, and judgments that could have a material impact on our financial statements and related disclosures. Judgments regarding future events may include the likelihood of success of particular projects, legal and regulatory challenges, and anticipated recovery of costs. Actual results may differ significantly from estimated amounts based on varying assumptions.

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

The application of the Regulated Operations Topic of the FASB ASC would be discontinued if all or a separable portion of our utility operations no longer met the criteria for application. Our regulatory assets and liabilities would be written off to income as an unusual or infrequently occurring item in the period in which discontinuation occurred. See Note 6, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

Goodwill

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2022. No impairments were recorded as a result of these tests. For all of our reporting units, the fair values calculated in step one of the test were greater than their carrying values. The fair values for the reporting units were calculated using a combination of the income approach and the market approach. The income approach received a weighting of 60% while the market approach received a weighting of 40% to determine an overall valuation.

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

2022 Form 10-K	77	WEC Energy Group, Inc.

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

Performing an impairment evaluation involves a significant degree of estimation and judgment by management in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted future cash flows. An impairment loss is measured as the excess of the carrying amount of the asset in comparison to the fair value of the asset. The fair value of the asset is assessed using various methods, including recent comparable third-party sales for our nonregulated operations, internally developed discounted cash flow analysis, expected recovery of regulated assets, and analysis from outside advisors.

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

Pension and OPEB plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity and fixed income market returns, as well as changes in general interest rates, may result in increased or decreased benefit costs in future periods. Changes in benefit costs are mitigated at our Wisconsin utilities through the requirement that WE, WPS, and WG implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024, as required by the December 2022 rate orders issued by the PSCW. See Note 26, Regulatory Environment, for more information on 2023 and 2024 rates at our Wisconsin utilities. We believe that changes to benefit costs at our other utilities would be recovered or refunded through the ratemaking process.

2022 Form 10-K	78	WEC Energy Group, Inc.

The following table shows how a given change in certain actuarial assumptions would impact the projected benefit obligation and the reported net periodic pension cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2022 Pension Cost
Discount rate	(0.5)	$114.5	$17.8
Discount rate	0.5	(101.6)	(11.1)
Rate of return on plan assets	(0.5)	N/A	14.8
Rate of return on plan assets	0.5	N/A	(14.8)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2022 Postretirement Benefit Cost
Discount rate	(0.5)	$19.2	$2.6
Discount rate	0.5	(17.2)	(2.6)
Health care cost trend rate	(0.5)	(10.4)	(3.8)
Health care cost trend rate	0.5	11.6	4.3
Rate of return on plan assets	(0.5)	N/A	4.9
Rate of return on plan assets	0.5	N/A	(4.9)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.88% in 2022 and 2021, and 6.87% in 2020. The actual rate of return on pension plan assets, net of fees, was (14.03)%, 9.5%, and 12.65%, in 2022, 2021, and 2020, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $663.1 million and $531.7 million as of December 31, 2022 and 2021, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

2022 Form 10-K	79	WEC Energy Group, Inc.

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

We expect our 2023 annual effective tax rate to be between 13.0% and 14.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2022 Form 10-K	80	WEC Energy Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEC Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Regulatory Assets and Liabilities - Impact of rate regulation on financial statements — Refer to Notes 6 and 26 to the financial statements

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

2022 Form 10-K	81	WEC Energy Group, Inc.

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

While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred. The Company had $3,306.9 million and $3,791.9 million of regulatory assets and liabilities, respectively, as of December 31, 2022.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2023

We have served as the Company's auditor since 2002.

2022 Form 10-K	82	WEC Energy Group, Inc.

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEC Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 23, 2023

2022 Form 10-K	83	WEC Energy Group, Inc.

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions, except per share amounts)	2022	2021	2020
Operating revenues	$9,597.4	$8,316.0	$7,241.7

Operating expenses
Cost of sales	4,358.9	3,311.0	2,319.5
Other operation and maintenance	1,938.0	2,005.5	2,032.2
Depreciation and amortization	1,122.6	1,074.3	975.9
Property and revenue taxes	253.7	210.3	208.0
Total operating expenses	7,673.2	6,601.1	5,535.6

Operating income	1,924.2	1,714.9	1,706.1

Equity in earnings of transmission affiliates	194.7	158.1	175.8
Other income, net	128.8	133.2	79.5
Interest expense	515.1	471.1	493.7
Loss on debt extinguishment	—	36.3	38.4
Other expense	(191.6)	(216.1)	(276.8)

Income before income taxes	1,732.6	1,498.8	1,429.3
Income tax expense	322.9	200.3	227.9
Net income	1,409.7	1,298.5	1,201.4

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Net (income) loss attributed to noncontrolling interests	(0.4)	3.0	(0.3)
Net income attributed to common shareholders	$1,408.1	$1,300.3	$1,199.9

Earnings per share
Basic	$4.46	$4.12	$3.80
Diluted	$4.45	$4.11	$3.79

Weighted average common shares outstanding
Basic	315.4	315.4	315.4
Diluted	316.1	316.3	316.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2022 Form 10-K	84	WEC Energy Group, Inc.

C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2022	2021	2020
Net income	$1,409.7	$1,298.5	$1,201.4

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative gain (loss), net of tax expense (benefit) of $—, $0.2, and $(1.6), respectively	—	0.6	(4.3)
Reclassification of realized net derivative (gain) loss to net income, net of tax	(0.3)	0.9	1.5
Cash flow hedges, net	(0.3)	1.5	(2.8)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax expense (benefit) of $(1.3), $0.7, and $(0.2), respectively	(3.5)	1.7	(0.5)
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.2	0.4	0.6
Defined benefit plans, net	(3.3)	2.1	0.1

Other comprehensive income (loss), net of tax	(3.6)	3.6	(2.7)

Comprehensive income	1,406.1	1,302.1	1,198.7

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Comprehensive (income) loss attributed to noncontrolling interests	(0.4)	3.0	(0.3)
Comprehensive income attributed to common shareholders	$1,404.5	$1,303.9	$1,197.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2022 Form 10-K	85	WEC Energy Group, Inc.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$28.9	$16.3
Accounts receivable and unbilled revenues, net of reserves of $199.3 and $198.3, respectively	1,818.4	1,505.7
Materials, supplies, and inventories	807.1	635.8
Prepaid taxes	201.8	182.1
Other prepayments	69.8	63.4
Other	261.7	253.4
Current assets	3,187.7	2,656.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $10,383.8 and $9,889.3, respectively	29,113.8	26,982.4
Regulatory assets (December 31, 2022 and December 31, 2021 include $92.4 and $100.7, respectively, related to WEPCo Environmental Trust)	3,264.6	3,264.8
Equity investment in transmission affiliates	1,909.2	1,789.4
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	916.7	881.3
Other	427.3	361.1
Long-term assets	38,684.4	36,331.8
Total assets	$41,872.1	$38,988.5

Liabilities and Equity
Current liabilities
Short-term debt	$1,647.1	$1,897.0
Current portion of long-term debt (December 31, 2022 and December 31, 2021 include $8.9 and $8.8, respectively, related to WEPCo Environmental Trust)	881.2	169.4
Accounts payable	1,198.1	1,005.7
Other	884.6	680.9
Current liabilities	4,611.0	3,753.0

Long-term liabilities
Long-term debt (December 31, 2022 and December 31, 2021 include $94.1 and $102.7, respectively, related to WEPCo Environmental Trust)	14,766.2	13,523.7
Deferred income taxes	4,625.6	4,308.5
Deferred revenue, net	370.7	389.2
Regulatory liabilities	3,735.5	3,946.0
Environmental remediation liabilities	499.6	532.6
Pension and OPEB obligations	171.6	219.0
Other	1,475.3	1,203.2
Long-term liabilities	25,644.5	24,122.2

Commitments and contingencies (Note 24)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,115.2	4,138.1
Retained earnings	7,265.3	6,775.1
Accumulated other comprehensive loss	(6.8)	(3.2)
Common shareholders' equity	11,376.9	10,913.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	209.3	169.7
Total liabilities and equity	$41,872.1	$38,988.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2022 Form 10-K	86	WEC Energy Group, Inc.

E. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2022	2021	2020
Operating activities
Net income	$1,409.7	$1,298.5	$1,201.4
Reconciliation to cash provided by operating activities
Depreciation and amortization	1,122.6	1,074.3	975.9
Deferred income taxes and ITCs, net	280.1	151.1	209.4
Contributions and payments related to pension and OPEB plans	(15.1)	(66.3)	(113.2)
Equity income in transmission affiliates, net of distributions	(74.3)	(25.1)	(29.1)
Net change in transmission regulatory assets and liabilities	(85.8)	5.7	36.2
Net gain on disposition of assets	(66.2)	(6.2)	(3.5)
Change in –
Accounts receivable and unbilled revenues, net	(342.1)	(249.2)	16.1
Materials, supplies, and inventories	(171.3)	(107.2)	21.2
Amounts recoverable from customers	60.0	(82.3)	0.9
Collateral on deposit	(108.1)	4.6	15.6
Other current assets	(27.7)	17.6	(3.1)
Accounts payable	121.5	126.9	(61.3)
Other current liabilities	126.9	(17.2)	(41.2)
Other, net	(169.5)	(92.5)	(29.3)
Net cash provided by operating activities	2,060.7	2,032.7	2,196.0

Investing activities
Capital expenditures	(2,314.9)	(2,252.8)	(2,238.8)
Acquisition of Thunderhead, net of cash acquired of $0.5	(382.0)	—	—
Acquisition of Jayhawk	—	(119.9)	—
Acquisition of Blooming Grove, net of restricted cash acquired of $24.1	—	—	(364.6)
Acquisition of Tatanka Ridge	—	—	(239.9)
Acquisition of intangible assets	(19.2)	—	—
Capital contributions to transmission affiliates	(45.5)	—	(21.2)
Proceeds from the sale of assets	69.0	21.9	20.3
Proceeds from the sale of investments held in rabbi trust	15.4	18.7	56.2
Purchase of investments held in rabbi trust	—	—	(37.8)
Payments for ATC's construction costs that will be reimbursed	(24.8)	(7.0)	(3.5)
Reimbursement for ATC's construction costs	10.2	—	1.1
Insurance proceeds received for property damage	41.6	—	23.2
Other, net	7.8	27.3	(1.8)
Net cash used in investing activities	(2,642.4)	(2,311.8)	(2,806.8)

Financing activities
Exercise of stock options	33.6	15.7	43.8
Purchase of common stock	(69.2)	(33.1)	(99.2)
Dividends paid on common stock	(917.9)	(854.8)	(798.0)
Issuance of long-term debt	1,999.3	2,383.8	2,373.6
Retirement of long-term debt	(92.1)	(1,260.4)	(1,767.0)
Issuance of short-term loan	2.7	0.9	340.0
Repayment of short-term loan	—	(340.0)	—
Change in commercial paper	(252.6)	459.2	606.1
Payments for debt extinguishment and issuance costs	(15.6)	(67.2)	(55.8)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	(31.0)
Other, net	(11.8)	(10.1)	(11.4)
Net cash provided by financing activities	676.4	294.0	601.1

Net change in cash, cash equivalents, and restricted cash	94.7	14.9	(9.7)
Cash, cash equivalents, and restricted cash at beginning of year	87.5	72.6	82.3
Cash, cash equivalents, and restricted cash at end of year	$182.2	$87.5	$72.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2022 Form 10-K	87	WEC Energy Group, Inc.

F. CONSOLIDATED STATEMENTS OF EQUITY

	WEC Energy Group Common Shareholders' Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
(in millions, except per share amounts)
Balance at December 31, 2019	$3.2	$4,186.6	$5,927.7	$(4.1)	$10,113.4	$30.4	$110.8	$10,254.6
Net income attributed to common shareholders	—	—	1,199.9	—	1,199.9	—	—	1,199.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	(2.7)	(2.7)	—	—	(2.7)
Common stock dividends of $2.53 per share	—	—	(798.0)	—	(798.0)	—	—	(798.0)
Exercise of stock options	—	43.8	—	—	43.8	—	—	43.8
Purchase of common stock	—	(99.2)	—	—	(99.2)	—	—	(99.2)
Purchase of additional ownership interest in Upstream from noncontrolling interest	—	—	—	—	—	—	(31.0)	(31.0)
Acquisition of noncontrolling interests	—	—	—	—	—	—	85.0	85.0
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.7)	(2.7)
Stock-based compensation and other	—	12.5	—	—	12.5	—	—	12.5
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	1,300.3	—	1,300.3	—	—	1,300.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Other comprehensive income	—	—	—	3.6	3.6	—	—	3.6
Common stock dividends of $2.71 per share	—	—	(854.8)	—	(854.8)	—	—	(854.8)
Exercise of stock options	—	15.7	—	—	15.7	—	—	15.7
Purchase of common stock	—	(33.1)	—	—	(33.1)	—	—	(33.1)
Acquisition of noncontrolling interests	—	—	—	—	—	—	6.3	6.3
Capital contributions from noncontrolling interest	—	—	—	—	—	—	7.6	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation and other	—	11.8	—	—	11.8	—	0.5	12.3
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	1,408.1	—	1,408.1	—	—	1,408.1
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.4	0.4
Other comprehensive loss	—	—	—	(3.6)	(3.6)	—	—	(3.6)
Common stock dividends of $2.91 per share	—	—	(917.9)	—	(917.9)	—	—	(917.9)
Exercise of stock options	—	33.6	—	—	33.6	—	—	33.6
Purchase of common stock	—	(69.2)	—	—	(69.2)	—	—	(69.2)
Acquisition of noncontrolling interests	—	—	—	—	—	—	42.5	42.5
Capital contributions from noncontrolling interest	—	—	—	—	—	—	1.1	1.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.3)	(4.3)
Stock-based compensation and other	—	12.7	—	—	12.7	—	(0.1)	12.6
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2022 Form 10-K	88	WEC Energy Group, Inc.

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—WEC Energy Group serves approximately 1.6 million electric customers and 3.0 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple wind generating facilities as part of its non-utility energy infrastructure segment.

As used in these notes, the term "financial statements" refers to the consolidated financial statements. This includes the income statements, statements of comprehensive income, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. On our financial statements, we consolidate our majority-owned subsidiaries which we control, and VIEs of which we are the primary beneficiary. We reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheet as of December 31, 2022 related to the minority interests held by third parties in the wind generating facilities that are included in our non-utility energy infrastructure segment.

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

•Non-utility energy infrastructure segment – Consists of We Power, which is principally engaged in the ownership of electric power generating facilities for long-term lease to WE, and Bluewater, which owns underground natural gas storage facilities in Michigan. WECI, which holds our ownership interests in several wind generating facilities, is also included in this segment. See Note 2, Acquisitions, for more information on the recently acquired WECI renewable generating facilities.

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

2022 Form 10-K	89	WEC Energy Group, Inc.

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

2022 Form 10-K	90	WEC Energy Group, Inc.

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

In addition, the rates of PGL and NSG, and the residential tariffs of WE, WPS, and WG, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The rates of PGL and NSG include riders for cost recovery of both environmental cleanup costs and energy conservation and management program costs. Finally, PGL's rates include a rider for pass through of income tax expense changes resulting from the Tax Legislation and a cost recovery mechanism for SMP costs, and similarly, the rates of MERC and MGU include riders to recover costs incurred to replace or modify natural gas facilities.

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

2022 Form 10-K	91	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Wind generation revenues from WECI's ownership interests in wind generation facilities continued to grow in 2022. See Note 2, Acquisitions, for more information on recent acquisitions. Most of these wind generation facilities have offtake agreements with unaffiliated third parties for all of the energy to be produced by the facility, some of which are bundled with capacity and RECs. We consider bundled energy, capacity and RECs within these offtake agreements to be distinct performance obligations as each are often transacted separately in the marketplace.

When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Revenue from the sale of this renewable energy is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of the renewable generation facility and conveys the ability to call on the wind facility to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis. The performance obligation for RECs is recognized at a point-in-time; however, the timing of revenue recognition is the same, as the generation of renewable energy and the recognition of REC revenues generally occur concurrently.

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

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE. During 2022, 2021, and 2020, we recorded $23.4 million, $23.3 million, and $22.9 million, respectively, of revenues related to these deferred carrying costs.

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
•MERC’s rates include a CIP rider, which includes a financial incentive for meeting energy savings goals.
•WE and WPS provide wholesale electric service to customers under market-based rates and FERC formula rates. The customer is charged a base rate each year based upon a formula using prior year actual costs and customer demand. A true-up is calculated based on the difference between the amount billed to customers for the demand component of their rates and what the actual

2022 Form 10-K	92	WEC Energy Group, Inc.

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

(f) Materials, Supplies, and Inventories—Our inventory as of December 31 consisted of:

(in millions)	2022	2021
Natural gas in storage	$446.3	$326.0
Materials and supplies	257.0	225.3
Fossil fuel	103.8	84.5
Total	$807.1	$635.8

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. Inventories stated on a LIFO basis represented approximately 13% and 19% of total inventories at December 31, 2022 and 2021, respectively. The estimated replacement cost of natural gas in inventory at December 31, 2022 and 2021, exceeded the LIFO cost by $98.3 million and $114.2 million, respectively. In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per Dth of $3.41 at December 31, 2022, and $3.67 at December 31, 2021.

Substantially all other natural gas in storage, materials and supplies, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

2022 Form 10-K	93	WEC Energy Group, Inc.

(g) Regulatory Assets and Liabilities—The economic effects of regulation can result in regulated companies recording costs and revenues that are allowed in the ratemaking process in a period different from the period they would have been recognized by a nonregulated company. When this occurs, regulatory assets and regulatory liabilities are recorded on the balance sheet. Regulatory assets represent deferred costs probable of recovery from customers that would have otherwise been charged to expense. Regulatory liabilities represent amounts that are expected to be refunded to customers in future rates or future costs already collected from customers in rates.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Annual utility composite depreciation rates are shown below:

Annual Utility Composite Depreciation Rates	2022	2021	2020
WE	3.06%	3.09%	3.19%
WPS	2.67%	2.66%	2.63%
WG	2.47%	2.44%	2.33%
PGL	3.13%	3.12%	3.16%
NSG	2.43%	2.52%	2.48%
MERC	2.56%	2.58%	2.47%
MGU	2.75%	2.70%	2.67%
UMERC	3.01%	2.94%	2.97%

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

See Note 7, Property, Plant, and Equipment, for more information.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC–Debt) used during plant construction, and a return on shareholders' capital (AFUDC–Equity) used for construction purposes. AFUDC–Debt is recorded as a reduction of interest expense, and AFUDC–Equity is recorded in other income, net.

2022 Form 10-K	94	WEC Energy Group, Inc.

The majority of AFUDC is recorded at WE, WPS, WG, UMERC, and WBS. Approximately 50% of WE's, WPS's, WG's, UMERC's, and WBS's retail jurisdictional CWIP expenditures are subject to the AFUDC calculation. The AFUDC calculation for WBS uses the WPS AFUDC retail rate, while our utilities' AFUDC rates are determined by their respective state commissions, each with specific requirements. Average AFUDC rates are shown below:

	2022
	Average AFUDC Retail Rate	Average AFUDC Wholesale Rate
WE	8.68%	5.35%
WPS	7.55%	5.49%
WG	8.32%	N/A
UMERC	6.28%	N/A
WBS	7.55%	N/A

Our regulated utilities and WBS recorded the following AFUDC for the years ended December 31:

(in millions)	2022	2021	2020
AFUDC–Debt
WE	$6.9	$2.9	$2.6
WPS	2.3	3.5	4.6
WG	1.4	0.2	0.6
UMERC	0.1	0.1	—
WBS	0.1	0.1	0.1
Other	0.2	—	0.1
Total AFUDC–Debt	$11.0	$6.8	$8.0

AFUDC–Equity
WE	$18.8	$7.9	$7.0
WPS	5.8	9.0	11.8
WG	3.9	0.6	1.6
UMERC	0.1	0.1	0.1
WBS	0.3	0.2	0.2
Other	0.5	0.2	0.2
Total AFUDC–Equity	$29.4	$18.0	$20.9

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

At December 31, 2022 and 2021, we had $4.7 million and $3.3 million, respectively, of capitalized implementation costs related to cloud computing arrangements that are hosted service contracts. We amortize the implementation costs on a straight-line basis over the cloud computing service arrangement term once the component of the hosted service is ready for its intended use. Accumulated amortization at December 31, 2022 and 2021, was $1.5 million and $0.6 million, respectively. Amortization expense for the years ended December 31, 2022, 2021, and 2020 was not significant. The presentation of the implementation costs, along with the related accumulated amortization, follows the prepaid hosting fees.

(k) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual impairment test at all of our reporting units that carry a goodwill balance. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit's net assets exceeds the reporting unit's fair value. An impairment loss is recorded as the excess of the carrying amount of the goodwill over its fair value. For our indefinite-lived intangible assets, an impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. An impairment loss is measured as the excess of the carrying amount of the intangible assets over its fair value.

2022 Form 10-K	95	WEC Energy Group, Inc.

No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2022 and 2021. See Note 10, Goodwill and Intangibles, for more information.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. Long-lived assets that would be subject to an impairment assessment generally include any assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future, as well as assets within nonregulated operations that are proposed to be sold or are currently generating operating losses. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds the fair value of the asset. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset over the fair value of the asset.

When it becomes probable that a generating unit will be retired before the end of its useful life, we assess whether the generating unit meets the criteria for abandonment accounting. Generating units that are considered probable of abandonment are expected to cease operations in the near term, significantly before the end of their original estimated useful lives. If a generating unit meets the applicable criteria to be considered probable of abandonment, and the unit has been abandoned, we assess the likelihood of recovery of the remaining net book value of that generating unit at the end of each reporting period. If it becomes probable that regulators will disallow full recovery as well as a return on the remaining net book value of a generating unit that is either abandoned or probable of being abandoned, an impairment loss may be required. An impairment loss would be recorded if the remaining net book value of the generating unit is greater than the present value of the amount expected to be recovered from ratepayers, using an incremental borrowing rate. See Note 6, Regulatory Assets and Liabilities, and Note 7, Property, Plant, and Equipment, for more information.

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

(n) Stock-Based Compensation—In accordance with the Omnibus Stock Incentive Plan, we provide long-term incentives through our equity interests to our non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in common stock, cash, or a combination thereof. In addition to those shares of common stock that were subject to awards outstanding as of May 6, 2021, 9.0 million shares are reserved for issuance under the plan.

2022 Form 10-K	96	WEC Energy Group, Inc.

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

Our stock options are classified as equity awards. The fair value of our stock options was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted along with the weighted-average assumptions used in the valuation models:

	2022	2021	2020
Stock options granted	437,269	530,612	554,594

Estimated weighted-average fair value per stock option	$14.71	$13.20	$10.94

Assumptions used to value the options:
Risk-free interest rate	0.2% – 1.6%	0.1% – 0.9%	0.2% – 1.9%
Dividend yield	3.2%	2.9%	3.0%
Expected volatility	21.0%	21.0%	16.3%
Expected life (years)	8.7	8.7	8.6

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

Performance Units

Officers and other key employees are granted performance units under the WEC Energy Group Performance Unit Plan. All grants of performance units are settled in cash and are accounted for as liability awards accordingly. Performance units accrue forfeitable dividend equivalents in the form of additional performance units. The fair value of the performance units reflects our estimate of the final expected value of the awards, which is based on our stock price and performance achievement under the terms of the award. Stock-based compensation costs are generally recorded over the performance period, which is three years.

The ultimate number of units that will be awarded is dependent on our total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over three years, as well as other performance metrics, as may be determined by the Compensation Committee. Under the terms of awards granted prior to 2023, participants may earn between 0% and 175% of the performance unit award based on our total shareholder return. Pursuant to the plan terms governing these awards, these percentages can be adjusted upwards or downwards by up to 10% based on our performance against additional performance measures, if any, adopted by the Compensation Committee.

2022 Form 10-K	97	WEC Energy Group, Inc.

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023. The ultimate number of units awarded will be based on our total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and our performance against the weighted average authorized ROE of all of our utility subsidiaries (45%). In addition, the Compensation Committee selected the level of our stock price to earnings ratio compared to our peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

See Note 11, Common Equity, for more information on our stock-based compensation plans.

(o) Earnings Per Share—We compute basic earnings per share by dividing our net income attributed to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities. Such dilutive securities include in-the-money stock options. The calculation of diluted earnings per share for the years ended December 31, 2022, 2021, and 2020 excluded 653,323; 769,030; and 207,445 stock options, respectively, that had an anti-dilutive effect.

(p) Leases—We recognize a right of use asset and lease liability for operating and finance leases with a term of greater than one year. As a policy election, we account for each lease component separately from the nonlease components of a contract.

We are currently party to several easement agreements that allow us access to land we do not own for the purpose of constructing and maintaining certain electric power and natural gas equipment. The majority of payments we make related to easements relate to our renewable generating facilities. We have not classified our easements as leases because we view the entire parcel of land specified in our easement agreements to be the identified asset, not just that portion of the parcel that contains our easement. As such, we have concluded that we do not control the use of an identified asset related to our easement agreements, nor do we obtain substantially all of the economic benefits associated with these shared-use assets.

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

2022 Form 10-K	98	WEC Energy Group, Inc.

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

When possible, we base the valuations of our assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives, such as FTRs and TCRs, are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. FTRs and TCRs are valued using auction prices from the applicable RTO.

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

2022 Form 10-K	99	WEC Energy Group, Inc.

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

We record environmental remediation liabilities when site assessments indicate remediation is probable, and we can reasonably estimate the loss or a range of losses. The estimate includes both our share of the liability and any additional amounts that will not be paid by other potentially responsible parties or the government. When possible, we estimate costs using site-specific information but also consider historical experience for costs incurred at similar sites. Remediation efforts for a particular site generally extend over a period of several years. During this period, the laws governing the remediation process may change, as well as site conditions, potentially affecting the cost of remediation.

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

(x) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Credit risk exposure at WE, WPS, WG, PGL, and NSG is mitigated by their recovery mechanisms for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2022. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2022.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions (or disposals) of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of an asset acquisition. The purchase price of certain acquisitions described below includes intangibles recorded as long-term liabilities related to PPAs. See Note 10, Goodwill and Intangibles, for more information.

Acquisition of Wind Generation Facilities in Illinois

In February 2023, WECI completed the acquisition of a 90% ownership interest in Sapphire Sky, a commercially operational 250 MW wind generating facility in McLean County, Illinois, for a total investment of approximately $442.9 million, which includes transaction costs. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. Sapphire Sky qualifies for PTCs and is included in the non-utility energy infrastructure segment.

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois, for approximately $360 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years. The transaction is subject to FERC approval and commercial operation is expected to begin during the first half of 2024, at which time the transaction is expected to close. Maple Flats is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

In December 2020, WECI completed the acquisition of a 90% ownership interest in Blooming Grove, a commercially operational 250 MW wind generating facility in McLean County, Illinois, for a total investment of $364.6 million, which includes transaction costs and is net of restricted cash acquired of $24.1 million. Blooming Grove has offtake agreements for all the energy produced with affiliates of two investment grade multinational companies for 12 years. Blooming Grove qualifies for PTCs and is included in the non-utility energy infrastructure segment.

2022 Form 10-K	100	WEC Energy Group, Inc.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Accounts receivable	$0.3
Net property, plant, and equipment	488.3
Other long-term assets	2.9
Accounts payable	(13.7)
Other current liabilities	(1.5)
Other long-term liabilities	(68.7)
Noncontrolling interest	(43.0)
Total purchase price	$364.6

Acquisition of a Solar Generation Facility in Texas

In January 2023, WECI signed an agreement to acquire an 80% ownership interest in Samson I, a 250 MW solar generating facility in Lamar County, Texas, for approximately $250 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years. Commercial operation was achieved in May 2022. Samson I is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

Acquisition of Electric Generation Facilities in Wisconsin

Effective January 1, 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin, for $72.7 million, which excludes working capital and transaction costs. See Note 15, Leases, for more information.

In January 2022, WPS, along with an unaffiliated utility, received PSCW approval to acquire Red Barn, a utility-scale wind-powered electric generating facility. The project will be located in Grant County, Wisconsin and once constructed, WPS will own 82 MW of this project. WPS's share of the cost of this project is estimated to be $160 million, with commercial operation expected to begin in the first half of 2023, at which time the transaction is expected to close. Red Barn is expected to qualify for PTCs.

Acquisition of a Wind Generation Facility in Nebraska

In September 2022, WECI completed the acquisition of a 90% ownership interest in Thunderhead, a 300 MW wind generating facility in Antelope and Wheeler counties in Nebraska. The purchase price was $382.0 million, which includes transaction costs and is net of cash acquired. Thunderhead achieved commercial operation in November 2022. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. Thunderhead qualifies for PTCs and is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Accounts receivable	$0.2
Other prepayments	0.3
Net property, plant, and equipment	692.3
Other long-term assets	5.1
Other current liabilities	(0.2)
Other long-term liabilities	(273.2)
Noncontrolling interest	(42.5)
Total purchase price	$382.0

2022 Form 10-K	101	WEC Energy Group, Inc.

Acquisition of a Wind Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility in Bourbon and Crawford counties, Kansas, for $119.9 million, which included transaction costs. This project became commercially operational in December 2021. Subsequent to the acquisition, WECI incurred an additional $161.3 million of capital expenditures as of December 31, 2022 for the project for a total investment of $281.2 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 10 years. Jayhawk qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which it will be entitled to tax benefits equal to its ownership interest. Jayhawk is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Net property, plant, and equipment	$145.3
Other long-term liabilities	(11.8)
Long-term debt	(7.3)
Noncontrolling interest	(6.3)
Total purchase price	$119.9

Acquisition of a Wind Generation Facility in South Dakota

In December 2020, WECI completed the acquisition of an 85% ownership interest in Tatanka Ridge, a 155 MW wind generating facility in Deuel County, South Dakota, that became commercially operational in January 2021. WECI's total investment was $239.9 million, which included transaction costs. Tatanka Ridge has offtake agreements for all the energy produced with an affiliate of an investment grade multinational company for 12 years and a well-established electric cooperative that serves utilities in multiple states for 10 years. Tatanka Ridge qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 11 years of commercial operation, after which it will be entitled to tax benefits equal to its ownership interest. Tatanka Ridge is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Other current assets	$37.3
Net property, plant, and equipment	301.2
Other current liabilities	(37.3)
Other long-term liabilities	(19.3)
Noncontrolling interest	(42.0)
Total purchase price	$239.9

NOTE 3—DISPOSITIONS

Illinois Segment

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

2022 Form 10-K	102	WEC Energy Group, Inc.

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

Disaggregation of Operating Revenues

The following tables present our operating revenues disaggregated by revenue source. We do not have any revenues associated with our electric transmission segment, which includes investments accounted for using the equity method. We disaggregate revenues into categories that depict how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. For our segments, revenues are further disaggregated by electric and natural gas operations and then by customer class. Each customer class within our electric and natural gas operations has different expectations of service, energy and demand requirements, and can be impacted differently by regulatory activities within their jurisdictions.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2022
Electric	$4,956.2	$—	$—	$4,956.2	$—	$—	$—		$4,956.2
Natural gas	1,980.7	1,883.7	601.8	4,466.2	54.3	—	(51.8)		4,468.7
Total regulated revenues	6,936.9	1,883.7	601.8	9,422.4	54.3	—	(51.8)		9,424.9
Other non-utility revenues	—	—	18.7	18.7	133.6	—	(9.1)		143.2
Total revenues from contracts with customers	6,936.9	1,883.7	620.5	9,441.1	187.9	—	(60.9)		9,568.1
Other operating revenues	23.6	7.2	(2.0)	28.8	402.1	0.5	(402.1)	(1)	29.3
Total operating revenues	$6,960.5	$1,890.9	$618.5	$9,469.9	$590.0	$0.5	$(463.0)		$9,597.4

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2021
Electric	$4,516.6	$—	$—	$4,516.6	$—	$—	$—		$4,516.6
Natural gas	1,490.3	1,630.3	494.0	3,614.6	46.8	—	(43.8)		3,617.6
Total regulated revenues	6,006.9	1,630.3	494.0	8,131.2	46.8	—	(43.8)		8,134.2
Other non-utility revenues	—	—	17.8	17.8	92.8	—	(9.1)		101.5
Total revenues from contracts with customers	6,006.9	1,630.3	511.8	8,149.0	139.6	—	(52.9)		8,235.7
Other operating revenues	30.1	42.5	7.2	79.8	399.9	0.5	(399.9)	(1)	80.3
Total operating revenues	$6,037.0	$1,672.8	$519.0	$8,228.8	$539.5	$0.5	$(452.8)		$8,316.0

2022 Form 10-K	103	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year Ended December 31, 2020
Electric	$4,266.1	$—	$—	$4,266.1	$—	$—	$—		$4,266.1
Natural gas	1,195.6	1,267.9	361.0	2,824.5	44.4	—	(42.0)		2,826.9
Total regulated revenues	5,461.7	1,267.9	361.0	7,090.6	44.4	—	(42.0)		7,093.0
Other non-utility revenues	—	—	17.1	17.1	66.6	1.7	(9.1)		76.3
Total revenues from contracts with customers	5,461.7	1,267.9	378.1	7,107.7	111.0	1.7	(51.1)		7,169.3
Other operating revenues	11.8	54.0	6.0	71.8	397.5	0.5	(397.4)	(1)	72.4
Total operating revenues	$5,473.5	$1,321.9	$384.1	$7,179.5	$508.5	$2.2	$(448.5)		$7,241.7

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2022	2021	2020
Residential	$1,879.1	$1,768.0	$1,743.9
Small commercial and industrial	1,530.4	1,415.7	1,325.9
Large commercial and industrial	1,042.2	931.9	821.5
Other	29.9	29.3	29.0
Total retail revenues	4,481.6	4,144.9	3,920.3
Wholesale	153.9	157.7	174.0
Resale	256.7	161.9	130.4
Steam	28.4	28.7	21.3
Other utility revenues	35.6	23.4	20.1
Total electric utility operating revenues	$4,956.2	$4,516.6	$4,266.1

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2022
Residential	$1,234.0	$1,297.4	$391.3	$2,922.7
Commercial and industrial	672.7	408.8	218.7	1,300.2
Total retail revenues	1,906.7	1,706.2	610.0	4,222.9
Transportation	81.8	259.8	34.5	376.1
Other utility revenues (1) (2)	(7.8)	(82.3)	(42.7)	(132.8)
Total natural gas utility operating revenues	$1,980.7	$1,883.7	$601.8	$4,466.2

2022 Form 10-K	104	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2021
Residential	$928.9	$1,017.9	$241.2	$2,188.0
Commercial and industrial	472.1	302.1	129.9	904.1
Total retail revenues	1,401.0	1,320.0	371.1	3,092.1
Transportation	80.0	231.2	31.8	343.0
Other utility revenues (1) (3)	9.3	79.1	91.1	179.5
Total natural gas utility operating revenues	$1,490.3	$1,630.3	$494.0	$3,614.6

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year Ended December 31, 2020
Residential	$752.6	$802.2	$220.8	$1,775.6
Commercial and industrial	338.1	221.0	115.8	674.9
Total retail revenues	1,090.7	1,023.2	336.6	2,450.5
Transportation	79.1	215.6	31.5	326.2
Other utility revenues (1)	25.8	29.1	(7.1)	47.8
Total natural gas utility operating revenues	$1,195.6	$1,267.9	$361.0	$2,824.5

(1)    Includes the revenues subject to the purchased gas recovery mechanisms of our utilities.

(2)    During 2022, we continued to recover natural gas costs we under-collected from our customers in 2021 related to the extreme weather experienced in February 2021, as well as higher natural gas costs incurred at the majority of our segments during 2022. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

(3)    During 2021, in addition to costs related to the extreme weather event experienced in February 2021, we incurred higher natural gas costs as a result of an increase in the price of natural gas.

See Note 26, Regulatory Environment, for more information.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2022	2021	2020
Wind generation revenues	$101.0	$60.3	$34.6
We Power revenues	23.4	23.3	22.9
Appliance service revenues	18.7	17.8	17.1
Other	0.1	0.1	1.7
Total other non-utility operating revenues	$143.2	$101.5	$76.3

2022 Form 10-K	105	WEC Energy Group, Inc.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2022	2021	2020
Late payment charges (1)	$55.6	$54.9	$29.4
Alternative revenues (2)	(30.3)	21.2	38.8
Other	4.0	4.2	4.2
Total other operating revenues	$29.3	$80.3	$72.4

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

NOTE 5—CREDIT LOSSES

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at December 31, 2022 and 2021, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2022
Accounts receivable and unbilled revenues	$1,199.4	$624.2	$164.4	$1,988.0	$25.4	$4.3	$2,017.7
Allowance for credit losses	82.0	111.0	6.3	199.3	—	—	199.3
Accounts receivable and unbilled revenues, net (1)	$1,117.4	$513.2	$158.1	$1,788.7	$25.4	$4.3	$1,818.4

Total accounts receivable, net – past due greater than 90 days (1)	$51.9	$52.9	$1.9	$106.7	$—	$—	$106.7
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.0%	100.0%	—%	96.8%	—%	—%	96.8%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2021
Accounts receivable and unbilled revenues	$1,053.1	$523.1	$105.7	$1,681.9	$17.0	$5.1	$1,704.0
Allowance for credit losses	84.0	105.5	8.8	198.3	—	—	198.3
Accounts receivable and unbilled revenues, net (1)	$969.1	$417.6	$96.9	$1,483.6	$17.0	$5.1	$1,505.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.5	$36.6	$3.4	$86.5	$—	$—	$86.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.6%	100.0%	—%	94.8%	—%	—%	94.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at December 31, 2022, $1,079.1 million, or 59.3%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

2022 Form 10-K	106	WEC Energy Group, Inc.

A rollforward of the allowance for credit losses by reportable segment for the years ended December 31, 2022, 2021, and 2020, is included below:

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at January 1, 2022	$84.0	$105.5	$8.8	$198.3	$—	$198.3
Provision for credit losses	50.5	33.0	2.6	86.1	—	86.1
Provision for credit losses deferred for future recovery or refund	29.7	33.2	—	62.9	—	62.9
Write-offs charged against the allowance	(117.0)	(82.6)	(6.4)	(206.0)	—	(206.0)
Recoveries of amounts previously written off	34.8	21.9	1.3	58.0	—	58.0
Balance at December 31, 2022	$82.0	$111.0	$6.3	$199.3	$—	$199.3

On a consolidated basis, there was a $1.0 million increase in the allowance for credit losses during the year ended December 31, 2022. We believe that the high energy costs that customers are seeing, which have been driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses. The increase was substantially offset by customer write-offs related to collection practices returning to pre-pandemic levels, including the restoration of our ability to disconnect customers. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at January 1, 2021	$102.1	$111.6	$6.4	$220.1	$—	$220.1
Provision for credit losses	46.4	25.6	3.7	75.7	—	75.7
Provision for credit losses deferred for future recovery or refund	(16.6)	3.5	—	(13.1)	—	(13.1)
Write-offs charged against the allowance	(74.8)	(52.5)	(2.5)	(129.8)	—	(129.8)
Recoveries of amounts previously written off	26.9	17.3	1.2	45.4	—	45.4
Balance at December 31, 2021	$84.0	$105.5	$8.8	$198.3	$—	$198.3

The allowance for credit losses decreased during the year ended December 31, 2021, primarily related to normal collection practices resuming in April 2021 for our Wisconsin utilities and in June 2021 for our Illinois utilities. Across all of our reportable segments, higher year-over-year natural gas prices drove an increase in gross accounts receivable balances, partially offsetting the decrease in the allowance for credit losses attributed to collection efforts.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Corporate and Other	WEC Energy Group Consolidated
Balance at January 1, 2020	$59.9	$75.9	$4.1	$139.9	$0.1	$140.0
Provision for credit losses	47.5	51.1	4.3	102.9	—	102.9
Provision for credit losses deferred for future recovery or refund	24.6	30.6	—	55.2	—	55.2
Write-offs charged against the allowance	(65.9)	(63.0)	(3.4)	(132.3)	—	(132.3)
Recoveries of amounts previously written off	36.0	17.0	1.4	54.4	—	54.4
Sale of PDL residential solar facilities	—	—	—	—	(0.1)	(0.1)
Balance at December 31, 2020	$102.1	$111.6	$6.4	$220.1	$—	$220.1

The allowance for credit losses increased during the year ended December 31, 2020, driven by higher past due accounts receivable balances at our utility segments, primarily related to residential customers. This increase in accounts receivable balances in arrears was driven by economic disruptions caused by the COVID-19 pandemic, including higher unemployment rates. Also, as a result of the COVID-19 pandemic and related regulatory orders we received, we were unable to disconnect any of our Wisconsin and Illinois customers during the year ended December 31, 2020.

2022 Form 10-K	107	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2022	2021	See Note
Regulatory assets (1) (2)
Pension and OPEB costs (3)	$714.3	$802.3	20
Plant retirement related items	688.6	722.3
Environmental remediation costs (4)	610.7	630.9	24
Income tax related items	461.9	458.8	16
AROs	169.7	194.2	1(l), 9
Derivatives	133.8	33.1	1(s)
SSR (5)	123.5	129.5
Securitization	92.4	100.7	23
Uncollectible expense	69.3	42.6	5
MERC extraordinary natural gas costs (6)	35.1	59.7	26
Energy efficiency programs (7)	33.9	22.0
Energy costs recoverable through rate adjustments	26.9	85.4	1(d), 26
Other, net	146.8	85.6
Total regulatory assets	$3,306.9	$3,367.1

Balance sheet presentation
Other current assets	$42.3	$102.3
Regulatory assets	3,264.6	3,264.8
Total regulatory assets	$3,306.9	$3,367.1

(1)    Based on prior and current rate treatment, we believe it is probable that our utilities will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $27.3 million and $30.9 million at December 31, 2022 and 2021, respectively.

(2)    As of December 31, 2022, we had $237.9 million of regulatory assets not earning a return, $35.3 million of regulatory assets earning a return based on short-term interest rates, and $123.5 million of regulatory assets earning a return based on long-term interest rates. The regulatory assets not earning a return primarily relate to certain environmental remediation costs, uncollectible expense, MERC's extraordinary natural gas costs, our invested capital tax rider, and unamortized loss on reacquired debt. The other regulatory assets in the table either earn a return at the applicable utility's weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(4)    As of December 31, 2022, we had made cash expenditures of $111.1 million related to these environmental remediation costs. The remaining $499.6 million represents our estimated future cash expenditures.

(5)    This regulatory asset relates to WE's 2014 announcement to retire the PIPP. Despite WE's intent to retire the PIPP, MISO designated the PIPP as an SSR, which meant the PIPP's operation was necessary for reliability, and the plant could not be shut down until new generation or transmission facilities were built. In December 2014, the PSCW authorized escrow accounting for WE's SSR revenues because of the fluctuations in the actual revenues WE received under the PIPP SSR agreements. The rate order WE received from the PSCW in December 2019 authorized recovery of this SSR regulatory asset over a 15-year period that began on January 1, 2020.

(6)    Represents the extraordinary natural gas costs MERC incurred during February 2021 that are being recovered over 27 months, beginning in September 2021. See Note 26, Regulatory Environment, for more information on our recovery efforts associated with these costs.

(7)    Represents amounts recoverable from customers related to programs at the utilities designed to meet energy efficiency standards.

2022 Form 10-K	108	WEC Energy Group, Inc.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2022	2021	See Note
Regulatory liabilities
Income tax related items	$1,956.6	$1,998.5	16
Removal costs (1)	1,260.9	1,248.0
Pension and OPEB benefits (2)	340.5	397.3	20
Derivatives	76.7	124.1	1(s)
Energy costs refundable through rate adjustments	53.4	13.7	1(d)
Uncollectible expense	24.0	37.1	5
Earnings sharing mechanisms	12.9	28.4	26
Electric transmission costs (3)	0.4	84.2
Other, net	66.5	29.0
Total regulatory liabilities	$3,791.9	$3,960.3

Balance sheet presentation
Other current liabilities	$56.4	$14.3
Regulatory liabilities	3,735.5	3,946.0
Total regulatory liabilities	$3,791.9	$3,960.3

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

(3)    In accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2022, WE and WPS amortized $81.0 million of their transmission regulatory liabilities to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, for more information.

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired on April 10, 2018. The net book value of this plant was $575.1 million at December 31, 2022, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of this plant were $17.5 million as of December 31, 2022. The net amount of $557.6 million was classified as a regulatory asset on our balance sheet at December 31, 2022 due to the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $156.7 million related to the retired Pleasant Prairie power plant. Pursuant to its rate order issued by the PSCW in December 2019, WE will continue to amortize this regulatory asset on a straight-line basis through 2039, using the composite depreciation rates approved by the PSCW before this plant was retired. The amortization is included in depreciation and amortization in the income statement. WE also has FERC approval to continue to collect the net book value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

WE received approval from the PSCW in December 2019 to collect a full return of the net book value of the Pleasant Prairie power plant and a return on all but $100 million of the net book value. During May 2021, WE securitized the remaining $100 million of the Pleasant Prairie power plant's book value, the carrying costs accrued on the $100 million during the securitization process, and the related financing fees, in accordance with a written order issued by the PSCW in November 2020. See Note 23, Variable Interest Entities, for more information on this securitization.

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The net book value of the PIPP was $163.7 million at December 31, 2022, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of these units were $5.2 million as of December 31, 2022. The net amount of $158.5 million was classified as a regulatory asset on

2022 Form 10-K	109	WEC Energy Group, Inc.

our balance sheet at December 31, 2022 as a result of the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $44.4 million related to the retired PIPP. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. Effective with its rate order issued by the PSCW in December 2019, WE received approval to collect a return of and on its share of the net book value of the PIPP and, as a result, will continue to amortize the regulatory assets on a straight-line basis through 2037, using the composite depreciation rates approved by the PSCW before the units were retired. UMERC will also continue to amortize the regulatory assets on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired. This amortization is included in depreciation and amortization in the income statement. UMERC will address the accounting and regulatory treatment related to the retirement of the PIPP with the MPSC in conjunction with a future rate case. WE also has FERC approval to continue to collect the net book value of the PIPP using the approved composite depreciation rates, in addition to a return on the net book value.

Pulliam Power Plant

In connection with a MISO ruling, WPS retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $36.6 million at December 31, 2022, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2022 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Pulliam units and, as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. The amortization is included in depreciation and amortization in the income statement. WPS also has FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $3.2 million at December 31, 2022, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2022 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit and, as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. The amortization is included in depreciation and amortization in the income statement. WPS also has FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value.

2022 Form 10-K	110	WEC Energy Group, Inc.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2022	2021
Electric – generation	$5,480.5	$6,981.4
Electric – distribution	8,233.3	7,854.7
Natural gas – distribution, storage, and transmission	14,203.3	13,526.6
Property, plant, and equipment to be retired, net	1,085.6	277.0
Other	2,302.7	2,212.6
Less: Accumulated depreciation	8,416.2	8,894.9
Net	22,889.2	21,957.4
CWIP	972.1	406.0
Net utility and non-utility property, plant, and equipment	23,861.3	22,363.4

We Power generation	3,237.1	3,240.5
Renewable generation	2,537.1	1,837.5
Natural gas storage	292.2	289.9
Net non-utility energy infrastructure	6,066.4	5,367.9
Corporate services	163.0	188.7
Other	23.8	27.0
Less: Accumulated depreciation	1,082.3	994.4
Net	5,170.9	4,589.2
CWIP	81.6	29.8
Net other property, plant, and equipment	5,252.5	4,619.0

Total property, plant, and equipment	$29,113.8	$26,982.4

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2022	2021	2020
Severance liability at January 1	$4.9	$0.7	$2.1
Severance expense	11.3	4.6	—
Severance payments	—	(0.4)	(0.1)
Other	—	—	(1.3)
Total severance liability at December 31	$16.2	$4.9	$0.7

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 5 – 8

As a result of a PSCW approval for the construction of a solar and battery project received in December 2022, retirement of the OCPP generating units 5 – 8 became probable. OCPP units 5 and 6 are expected to be retired by May 2024, while units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of units 5 – 8 was $812.5 million at December 31, 2022, which does not include deferred taxes. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 2026. The net book value of WPS's ownership share of unit 1 and unit 2 was $84.0 million and $189.1 million, respectively, at December 31, 2022, which does not include deferred taxes.

2022 Form 10-K	111	WEC Energy Group, Inc.

These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Public Service Building and Steam Tunnel Assets

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of December 31, 2022, WE had incurred $95.3 million of costs related to these repairs and restorations. In 2020, WE received $20.0 million of insurance proceeds to cover a portion of these costs and wrote off $12.5 million of costs that we do not intend to seek recovery for through other operation and maintenance expense. In the first quarter of 2022, WE received $41.0 million of insurance proceeds as a result of a settlement that was reached in February 2022. The remaining $21.8 million of costs is expected to be recovered through rates.

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

Information related to jointly owned utility facilities at December 31, 2022 was as follows:

	We Power	WPS
(in millions, except for percentages and MW)	Elm Road Generating Station Units 1 and 2	Weston Unit 4	Columbia Energy Center Units 1 and 2	Forward Wind	Two Creeks	Badger Hollow I (2)
Ownership	83.34%	70.0%	27.5%	44.6%	66.7%	66.7%
Share of capacity (MW) (1)	1,060.8	387.3	311.1	61.5	100.0	100.0
In-service date	2010 and 2011	2008	1975 and 1978	2008	2020	2021
Property, plant, and equipment	$2,425.1	$612.1	$426.1	$119.3	$136.8	$146.2
Accumulated depreciation	$(505.7)	$(213.0)	$(159.7)	$(53.9)	$(9.7)	$(4.9)
CWIP	$64.1	$1.2	$6.8	$0.2	$0.1	$—

(1)    Capacity for our jointly-owned electric generation facilities, other than Forward Wind, Two Creeks, and Badger Hollow I, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2023 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for Forward Wind is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for Two Creeks and Badger Hollow I is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Commercial operation was achieved in November 2021 for Badger Hollow I.

WE, along with an unaffiliated utility, received PSCW approval to construct Badger Hollow II, a solar project that will be located in Iowa County, Wisconsin. Once constructed, WE will own 66.7%, or 100 MW, of Badger Hollow II. Commercial operation is targeted for 2023. The CWIP balance for Badger Hollow II was $107.5 million as of December 31, 2022.

2022 Form 10-K	112	WEC Energy Group, Inc.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 90%, or 180 MW of solar generation and 99 MW of battery storage, of this project. Commercial operation of the solar facility is targeted for 2023. The CWIP balance for Paris was $207.6 million as of December 31, 2022.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, WE and WPS will collectively own 90%, or 225 MW of solar generation and 68 MW of battery storage of this project. Commercial operation of the solar facility is targeted for 2024. The CWIP balance for Darien was $9.4 million as of December 31, 2022.

NOTE 9—ASSET RETIREMENT OBLIGATIONS

Our utilities have recorded AROs primarily for the removal of natural gas distribution mains and service pipes (including asbestos and PCBs); asbestos abatement at certain generation and substation facilities, office buildings, and service centers; the removal and dismantlement of a biomass generation facility; the dismantling of wind generation projects; the dismantling of solar generation projects; the disposal of PCB-contaminated transformers; the closure of coal combustion residual landfills at certain generation facilities; and the removal of above ground and underground storage tanks. Regulatory assets and liabilities are established by our utilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the applicable regulators.

WECI has also recorded AROs for the dismantling of our non-utility wind generation projects.

On our balance sheets, AROs are recorded within other long-term liabilities. The following table shows changes to our AROs during the years ended December 31:

(in millions)	2022		2021		2020
Balance as of January 1	$462.0		$513.5		$483.5
Accretion	16.1		21.2		20.7
Additions and revisions to estimated cash flows	15.0	(1)	(53.9)	(2)	39.7	(3)
Liabilities settled	(13.8)		(18.8)		(30.4)
Balance as of December 31	$479.3		$462.0		$513.5

(1)    AROs increased $12.1 million in 2022, as a result of an ARO being recorded for the legal requirement to dismantle, at retirement, the Thunderhead non-utility wind generation project. Also in 2022, AROs increased $1.9 million due to revisions made to estimated cash flows primarily for changes in the cost to retire natural gas distribution mains and service pipes at PGL and NSG.

(2)    AROs decreased $152.0 million in 2021, due to revisions made to estimated cash flows primarily for changes in the cost to retire natural gas distribution lines at PGL and NSG. Also in 2021, AROs increased $50.7 million due to new natural gas distribution lines being placed into service at PGL and NSG. AROs increased by $26.3 million as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Badger Hollow I solar generation project and the Tatanka Ridge and Jayhawk non-utility wind generation projects. AROs increased $7.8 million due to revisions made to removal estimates for wind generation projects at WE and WPS. AROs increased $6.8 million due to revisions made to the removal estimates for fly ash landfills and ash ponds at WPS.

(3)    AROs increased $39.3 million in 2020, primarily due to new natural gas distribution lines being placed into service at PGL. Also in 2020, AROs increased by $8.5 million as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Two Creeks solar generation project. AROs decreased $9.2 million due to revisions made to estimated cash flows for the abatement of asbestos at WE.

2022 Form 10-K	113	WEC Energy Group, Inc.

NOTE 10—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at December 31, 2022. We had no changes to the carrying amount of goodwill during the years ended December 31, 2022 and 2021.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)    We had no accumulated impairment losses related to our goodwill as of December 31, 2022.

During the third quarter of 2022, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2022. No impairments resulted from these tests.

Intangible Assets

At December 31, 2022 and 2021, we had $24.9 million and $5.7 million, respectively, of indefinite-lived intangible assets. During 2022, we purchased additional spectrum frequencies for $19.2 million. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.7 million of other indefinite-lived intangible assets, primarily related to a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets.

	December 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$343.9	$(16.9)	$327.0	$87.9	$(6.5)	$81.4
Proxy revenue swap (2)	7.2	(2.8)	4.4	7.2	(2.1)	5.1
Interconnection agreements (3)	4.7	(0.7)	4.0	4.7	(0.5)	4.2
Total intangible liabilities	$355.8	$(20.4)	$335.4	$99.8	$(9.1)	$90.7

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, Jayhawk, and Thunderhead expiring between 2030 and 2034. The weighted-average remaining useful life of the PPAs is 11 years.

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

Amortization related to these intangible liabilities for the years ended December 31, 2022, 2021, and 2020 was $11.3 million, $7.5 million, and $0.8 million, respectively. Amortization for the next five years is estimated to be:

	For the Years Ending December 31
(in millions)	2023	2024	2025	2026	2027
Amortization to be recorded as an increase to operating revenues	$29.8	$29.8	$29.8	$29.8	$29.8
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

2022 Form 10-K	114	WEC Energy Group, Inc.

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2022	2021	2020
Stock options	$6.5	$6.5	$6.0
Restricted stock	7.0	6.1	7.4
Performance units	21.3	3.1	22.3
Stock-based compensation expense	$34.8	$15.7	$35.7
Related tax benefit	$9.6	$4.3	$9.8

Stock-based compensation costs capitalized during 2022, 2021, and 2020 were not significant.

Stock Options

The following is a summary of our stock option activity during 2022:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2022	3,111,907	$69.84
Granted	437,269	$96.04
Exercised	(622,459)	$54.05
Forfeited	(16,778)	$92.16
Outstanding as of December 31, 2022	2,909,939	$77.03	6.2	$49.7
Exercisable as of December 31, 2022	1,807,644	$67.40	5.0	$47.8

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2022. This is calculated as the difference between our closing stock price on December 31, 2022, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $29.2 million, $12.9 million, and $47.1 million, respectively. The actual tax benefit from option exercises for the same periods was approximately $8.0 million, $3.5 million, and $12.9 million, respectively.

As of December 31, 2022, approximately $2.3 million of unrecognized compensation cost related to unvested and outstanding stock options was expected to be recognized over the next 1.5 years on a weighted-average basis.

During the first quarter of 2023, the Compensation Committee awarded 257,780 non-qualified stock options with a weighted-average exercise price of $93.69 and a weighted-average grant date fair value of $19.58 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following restricted stock activity occurred during 2022:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2022	99,061	$88.89
Granted	72,211	$96.04
Released	(76,109)	$88.51
Forfeited	(5,278)	$92.80
Outstanding and unvested as of December 31, 2022	89,885	$94.73

2022 Form 10-K	115	WEC Energy Group, Inc.

The intrinsic value of restricted stock released was $7.5 million, $6.5 million, and $11.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The actual tax benefit from released restricted shares for the same years was $2.1 million, $1.8 million, and $3.1 million, respectively.

As of December 31, 2022, approximately $2.8 million of unrecognized compensation cost related to unvested and outstanding restricted stock was expected to be recognized over the next 1.7 years on a weighted-average basis.

During the first quarter of 2023, the Compensation Committee awarded 75,453 restricted shares to certain of our directors, officers, and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $93.69 per share.

Performance Units

During 2022, 2021, and 2020, the Compensation Committee awarded 171,492; 152,382; and 153,465 performance units, respectively, to officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $20.2 million, $27.7 million, and $34.5 million were settled during 2022, 2021, and 2020, respectively. The actual tax benefit from the distribution of performance units for the same years was $5.1 million, $6.8 million, and $8.4 million, respectively.

At December 31, 2022, we had 375,834 performance units outstanding, including dividend equivalents. A liability of $22.4 million was recorded on our balance sheet at December 31, 2022 related to these outstanding units. As of December 31, 2022, approximately $13.5 million of unrecognized compensation cost related to unvested and outstanding performance units was expected to be recognized over the next 1.7 years on a weighted-average basis.

During the first quarter of 2023, we settled performance units with an intrinsic value of $9.7 million. The actual tax benefit from the distribution of these awards was $2.4 million. In January 2023, the Compensation Committee also awarded 157,035 performance units to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

In accordance with their most recent rate orders, WE, WPS, and WG may not pay common dividends above the test year forecasted amounts reflected in their respective rate cases, if it would cause their average common equity ratio, on a financial basis, to fall below their authorized level of 53.0%. A return of capital in excess of the test year amount can be paid by each company at the end of the year provided that their respective average common equity ratios do not fall below the authorized level.

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

WECI Wind Holding I's and WECI Wind Holding II's long-term debt obligations contain various conditions that must be met prior to them making any cash distributions. Included in these provisions is a requirement to maintain a debt service coverage ratio of 1.2 or greater for the 12-month period prior to the distribution.

2022 Form 10-K	116	WEC Energy Group, Inc.

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

As of December 31, 2022, restricted net assets of our consolidated subsidiaries totaled approximately $9.8 billion. Our equity in undistributed earnings of investees accounted for by the equity method was approximately $487 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Share Purchases

We have instructed our independent agents to purchase shares on the open market to fulfill obligations under various stock-based employee benefit and compensations plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. As a result, no new shares of common stock were issued in 2022, 2021, or 2020.

The following is a summary of shares purchased to fulfill exercised stock options and restricted stock awards during the years ended December 31:

(in millions)	2022	2021	2020
Shares purchased	0.7	0.4	1.0
Cost of shares purchased	$69.2	$33.1	$99.2

Common Stock Dividends

During the year ended December 31, 2022, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
January 20, 2022	March 1, 2022	$0.7275	First quarter
April 21, 2022	June 1, 2022	$0.7275	Second quarter
July 21, 2022	September 1, 2022	$0.7275	Third quarter
October 20, 2022	December 1, 2022	$0.7275	Fourth quarter

On January 19, 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share, which equates to an annual dividend of $3.12 per share. The dividend is payable on March 1, 2023, to shareholders of record on February 14, 2023. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

2022 Form 10-K	117	WEC Energy Group, Inc.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2022 and 2021:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
WEC Energy Group
$0.01 par value Preferred Stock	15,000,000	—	—	$—

WE
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—

WPS
$100 par value, Preferred Stock	1,000,000	—	—	—

PGL
$100 par value, Cumulative Preferred Stock	430,000	—	—	—

NSG
$100 par value, Cumulative Preferred Stock	160,000	—	—	—
Total				$30.4

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2022	2021
Commercial paper
Amount outstanding at December 31	$1,643.5	$1,896.1
Average interest rate on amounts outstanding at December 31	4.64%	0.26%
Operating expense loans
Amount outstanding at December 31 (1)	$3.6	$0.9

(1)Coyote Ridge, Tatanka Ridge, and Jayhawk entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during 2022, was $1,487.2 million with a weighted-average interest rate during the period of 1.98%.

In order to enhance our liquidity position in response to the COVID-19 pandemic, in March 2020, WEC Energy Group entered into a $340.0 million 364-day term loan. In March 2021, we repaid the term loan using the net proceeds from the issuance of our $600.0 million aggregate principal amount of 0.80% Senior Notes due March 15, 2024.

WEC Energy Group, WE, WPS, WG, and PGL have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require them to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 70.0%, 65.0%, 65.0%, 65.0%, and 65.0% or less, respectively. As of December 31, 2022, all companies were in compliance with their respective ratio.

2022 Form 10-K	118	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities as of December 31:

(in millions)	Maturity	2022
Revolving credit facility (WEC Energy Group)	September 2026	$1,500.0
Revolving credit facility (WE)	September 2026	500.0
Revolving credit facility (WPS)	September 2026	400.0
Revolving credit facility (WG)	September 2026	350.0
Revolving credit facility (PGL)	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,643.5
Available capacity under existing facilities		$1,454.2

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

2022 Form 10-K	119	WEC Energy Group, Inc.

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

	2022			2021
(in millions)	Maturity Date	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance
WEC Energy Group Senior Notes (unsecured) (1)	2023-2033	2.44%	$3,970.0	1.67%	$3,070.0
WEC Energy Group Junior Notes (unsecured) (1) (2)	2067	6.72%	500.0	2.27%	500.0
WE Debentures (unsecured)	2024-2095	4.22%	3,285.0	4.13%	2,785.0
WEPCo Environmental Trust (secured, nonrecourse) (6) (10)	2023-2035	1.58%	105.9	1.58%	114.7
WPS Senior Notes (unsecured)	2025-2051	4.11%	1,975.0	3.89%	1,675.0
WG Debentures (unsecured)	2024-2046	3.35%	790.0	3.35%	790.0
Integrys Junior Notes (unsecured) (3)	2073	6.00%	221.4	6.00%	221.4
PGL First and Refunding Mortgage Bonds (secured) (4)	2024-2047	3.41%	1,970.0	3.31%	1,870.0
NSG First Mortgage Bonds (secured) (5)	2027-2043	3.56%	157.0	3.56%	157.0
MERC Senior Notes (unsecured)	2025-2047	3.04%	210.0	3.04%	210.0
MGU Senior Notes (unsecured)	2025-2047	3.18%	150.0	3.18%	150.0
UMERC Senior Notes (unsecured)	2029	3.26%	160.0	3.26%	160.0
Bluewater Gas Storage Senior Notes (unsecured) (6)	2023-2047	3.76%	112.6	3.76%	115.2
ATC Holding Senior Notes (unsecured)	2025-2030	4.05%	475.0	4.05%	475.0
We Power Subsidiaries Notes (secured, nonrecourse) (6) (7)	2023-2041	5.62%	896.5	5.60%	934.7
WECC Notes (unsecured)	2028	6.94%	50.0	6.94%	50.0
WECI Wind Holding I Senior Notes (secured, nonrecourse) (6) (8)	2023-2032	2.75%	332.1	2.75%	374.6
WECI Wind Holding II Senior Notes (secured, nonrecourse) (6) (9)	2023 - 2031	6.38%	199.3	—%	—
Total			15,559.8		13,652.6
Integrys acquisition fair value adjustment			1.2		2.9
Jayhawk acquisition			7.3		7.3
Unamortized debt issuance costs			(81.8)		(77.7)
Unamortized discount, net and other			(22.3)		(21.7)
Total long-term debt, including current portion (11)			15,464.2		13,563.4
Current portion of long-term debt			(808.5)		(91.0)
Total long-term debt			$14,655.7		$13,472.4

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

(2)    Variable interest rate reset quarterly. The rates were 6.72% and 2.27% as of December 31, 2022 and 2021, respectively. Until their expiration on November 15, 2021, we had two interest rate swaps with a combined notional value of $250.0 million. The swaps provided a fixed interest rate of 4.9765% on $250.0 million of the outstanding notes. See Note 18, Derivative Instruments, for more information on the two interest rate swaps.

(3)    The terms of Integrys's 2013 6.00% Junior Notes, due August 1, 2073, provide that, effective August 2023, they will bear interest at a variable rate, which we expect to based off of SOFR, and will reset quarterly.

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

2022 Form 10-K	120	WEC Energy Group, Inc.

(6)    The long-term debt of Bluewater, WECI Wind Holding I, WECI Wind Holding II, WEPCo Environmental Trust, and We Power's subsidiaries requires periodic principal payments.

(7)    We Power's subsidiaries' senior notes are secured by a collateral assignment of the leases between We Power's subsidiaries and WE related to PWGS and ERGS, as applicable.

(8)    WECI Wind Holding I's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries as well as a pledge of equity in WECI Wind Holding I.

(9)    WECI Wind Holding II's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries as well as a pledge of equity in WECI Wind Holding II.

(10)    WEPCo Environmental Trust’s ETBs are secured by a pledge of and lien on environmental control property, which includes the right to impose, collect and receive a non-bypassable environmental control charge paid by all of WE's retail electric distribution customers, the right to obtain true-up adjustments of the environmental control charges, and all revenues or other proceeds arising from those rights and interests. See Note 23, Variable Interest Entities, for more information.

(11)    The amount of long-term debt on our balance sheets includes finance lease obligations of $183.2 million and $129.7 million at December 31, 2022 and 2021, respectively.

We amortize debt premiums, discounts, and debt issuance costs over the life of the debt and we include the costs in interest expense.

WEC Energy Group, Inc.

In September 2022, we issued $500.0 million of 5.00% Senior Notes due September 27, 2025, and $400.0 million of 5.15% Senior Notes due October 1, 2027, and used the net proceeds to repay short-term debt and for other corporate purposes.

In January 2023, we issued $650.0 million of 4.75% Senior Notes due January 9, 2026, and $450.0 million of 4.75% Senior Notes due January 15, 2028, and used the net proceeds to repay short-term debt and for other corporate purposes.

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

Wisconsin Public Service Corporation

In November 2022, WPS issued $300.0 million of 5.35% Senior Notes due November 10, 2025, and used the net proceeds to repay short-term debt and for other corporate purposes.

The Peoples Gas Light and Coke Company

In December 2022, PGL issued $100.0 million of 5.23% Bonds, Series MMM due December 1, 2027, and used the net proceeds for general corporate purposes, including capital expenditures and the refinancing of short-term debt.

WEC Infrastructure Wind Holding II LLC

In December 2022, WECI Wind Holding II issued $199.3 million of 6.38% Senior Notes due December 31, 2031, and used the net proceeds to return a portion of WECI's previously invested capital in the subsidiaries of WECI Wind Holding II.

2022 Form 10-K	121	WEC Energy Group, Inc.

Maturities of Long-Term Debt Outstanding

The following table shows the long-term debt securities (excluding finance leases) maturing within one year of December 31, 2022:

(in millions)	Interest Rate	Maturity Date (1)	Principal Amount
WEC Energy Group Senior Notes (unsecured)	0.55%	September	$700.0
WEPCo Environmental Trust (secured, nonrecourse)	1.58%	Semi-annually	8.9
Bluewater Gas Storage Senior Notes (unsecured)	3.76%	Semi-annually	2.8
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	4.91%	Monthly	7.6
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	5.209%	Semi-annually	14.7
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	4.673%	Semi-annually	11.1
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	6.00%	Monthly	6.6
WECI Wind Holding I Senior Notes (secured, nonrecourse)	2.75%	Semi-annually	42.0
WECI Wind Holding II Senior Notes (secured, nonrecourse)	6.38%	Semi-annually	14.8
Total			$808.5

(1)    Maturity dates listed as semi-annually and monthly are associated with debt that requires periodic principal payments.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2022:

(in millions)	Payments
2023	$808.5
2024	1,239.6
2025	1,685.5
2026	126.8
2027	1,230.7
Thereafter	10,468.7
Total	$15,559.8

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

The operating leases generally require us to pay property taxes, insurance premiums, and operating and maintenance costs associated with the leased property. Certain of our leases contain options for early termination or to renew past the initial term, as set forth in the lease agreements. These options are not included in our calculation of the lease obligations, as it is not reasonably certain that they will be exercised.

Obligations Under Finance Leases

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases, the expense recognition pattern of our finance leases at our regulated entities resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheets in accordance with Subtopic 980-842.

2022 Form 10-K	122	WEC Energy Group, Inc.

Power Purchase Commitment

In 1997, WE entered into a 25-year PPA with LSP-Whitewater Limited Partnership. The contract, for 236.5 MW of firm capacity from a natural gas-fired cogeneration facility, included zero minimum energy requirements. The PPA expired on May 31, 2022; however, in November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022. Concurrent with the execution of the tolling agreement, WE and WPS entered into an asset purchase agreement to acquire the natural gas-fired cogeneration facility for $72.7 million, which excludes working capital and transaction costs. This asset purchase agreement was approved by the PSCW in December 2022, and the acquisition closed effective January 1, 2023.

Land Leases – Utility Solar Generation

WE and WPS, along with an unaffiliated utility, have entered into various land leases related to their investment in utility-scale solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term of approximately 50 years. Once a solar project achieves commercial operation, the lease liability is remeasured to reflect the final total acres being leased. Our payments related to these leases are being recovered through rates.

Amounts Recognized in the Financial Statements and Other Information

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2022	2021	2020
Finance lease expense
Amortization of right of use assets (1)	$6.0	$8.1	$6.3
Interest on lease liabilities (2)	0.9	1.6	2.5
Operating lease expense (3)	6.1	3.4	5.4
Short-term lease expense (3)	0.9	0.2	0.3
Total lease expense	$13.9	$13.3	$14.5

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.9	$1.6	$2.5
Operating cash flows from operating leases	$5.7	$5.3	$6.7
Financing cash flows from finance leases	$6.0	$8.1	$6.3
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities	$57.6	$73.6	$22.8
Right of use assets obtained in exchange for operating lease liabilities	$—	$0.5	$—

Weighted-average remaining lease term – finance leases	30.0 years	20.5 years	41.5 years
Weighted-average remaining lease term – operating leases	12.0 years	12.5 years	13.0 years

Weighted-average discount rate – finance lease (4)	3.9%	2.4%	4.9%
Weighted average discount rate – operating leases (4)	3.4%	3.4%	3.4%

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

2022 Form 10-K	123	WEC Energy Group, Inc.

The following table summarizes our finance and operating lease right of use assets and obligations at December 31:

(in millions)	2022	2021	Balance Sheet Location
Right of use assets
Operating lease right of use assets, net	$15.7	$19.5	Other long-term assets

Finance lease right of use assets, net
Power purchase commitment	$71.8	$76.7
Land leases – utility solar generation	$102.4	$47.0
Other	$1.1	$0.3
Total finance lease right of use assets, net (1)	$175.3	$124.0	Property, plant, and equipment, net

Lease obligations
Current operating lease liabilities	$4.0	$3.7	Other current liabilities

Long-term operating lease liabilities	$25.4	$29.1	Other long-term liabilities

Current finance lease liabilities
Power purchase commitment	$72.7	$78.4	Current portion of long-term debt

Long-term finance lease liabilities
Land leases – utility solar generation	$109.3	$51.0
Other	$1.2	$0.3
Total long-term finance lease liabilities	$110.5	$51.3	Long-term debt

(1)    Amounts are net of accumulated amortization of $146.3 million and $139.7 million at December 31, 2022 and 2021, respectively.

Future minimum lease payments under our operating and finance leases and the present value of our net minimum lease payments as of December 31, 2022, were as follows:

(in millions)	Total Operating Leases	Power Purchase Commitment	Land Leases - Utility Solar Generation	Other	Total Finance Leases
2023	$4.9	$72.7	$3.6	$—	$76.3
2024	4.3	—	3.9	0.1	4.0
2025	3.8	—	4.0	0.1	4.1
2026	3.9	—	4.0	0.1	4.1
2027	4.0	—	4.1	0.1	4.2
Thereafter	16.6	—	304.1	2.7	306.8
Total minimum lease payments	37.5	72.7	323.7	3.1	399.5
Less: Interest	(8.1)	—	(214.4)	(1.9)	(216.3)
Present value of minimum lease payments	29.4	72.7	109.3	1.2	183.2
Less: Short-term lease liabilities	(4.0)	(72.7)	—	—	(72.7)
Long-term lease liabilities	$25.4	$—	$109.3	$1.2	$110.5

As of February 23, 2023, we have not entered into any material leases that have not yet commenced.

2022 Form 10-K	124	WEC Energy Group, Inc.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for the years ended December 31:

(in millions)	2022	2021	2020
Current tax expense	$50.2	$93.9	$49.2
Deferred income taxes, net	278.5	111.0	182.2
ITCs	(5.8)	(4.6)	(3.5)
Total income tax expense	$322.9	$200.3	$227.9

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2022		2021		2020
		Effective		Effective		Effective
(in millions)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory federal income tax	$363.5	21.0%	$315.1	21.0%	$299.9	21.0%
State income taxes net of federal tax benefit	109.7	6.3%	96.1	6.4%	90.5	6.3%
Wind PTCs	(107.6)	(6.2)%	(81.3)	(5.4)%	(51.5)	(3.6)%
Federal excess deferred tax amortization (1)	(36.9)	(2.1)%	(37.3)	(2.5)%	(36.7)	(2.6)%
AFUDC–Equity	(6.2)	(0.4)%	(3.8)	(0.3)%	(4.4)	(0.3)%
ITC restored	(5.8)	(0.3)%	(4.6)	(0.3)%	(3.5)	(0.2)%
Federal excess deferred tax amortization – Wisconsin unprotected (2)	(0.8)	—%	(77.9)	(5.2)%	(57.6)	(4.0)%
Other, net	7.0	0.3%	(6.0)	(0.3)%	(8.8)	(0.7)%
Total income tax expense	$322.9	18.6%	$200.3	13.4%	$227.9	15.9%

(1)    The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

(2)    In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities are amortizing these unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

See Note 26, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate orders.

2022 Form 10-K	125	WEC Energy Group, Inc.

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2022	2021
Deferred tax assets
Tax gross up – regulatory items	$459.0	$469.5
Future tax benefits	187.7	104.6
Deferred revenues	86.8	97.8
Other	190.2	205.9
Total deferred tax assets	923.7	877.8
Valuation allowance	(1.2)	(1.2)
Net deferred tax assets	$922.5	$876.6

Deferred tax liabilities
Property-related	$4,072.5	$3,909.0
Investment in affiliates	839.7	648.6
Employee benefits and compensation	219.5	170.6
Deferred costs – plant retirements	212.8	223.9
Other	203.6	233.0
Total deferred tax liabilities	5,548.1	5,185.1
Deferred tax liability, net	$4,625.6	$4,308.5

Consistent with ratemaking treatment, deferred taxes related to our regulated utilities in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal and state tax benefit carryforwards as of December 31, 2022 and 2021 are summarized in the tables below:

2022 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2022
Federal tax credit	$—	$176.4	$—	2041
State net operating loss	72.6	4.5	(1.2)	2032
Other state benefits	—	6.8	—	2023
Balance as of December 31, 2022	$72.6	$187.7	$(1.2)

2021 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2021
Federal tax credit	$—	$91.5	$—	2041
State net operating loss	72.0	4.4	(1.2)	2031
Other state benefits	—	8.7	—	2023
Balance as of December 31, 2021	$72.0	$104.6	$(1.2)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2022	2021	2020
Balance as of January 1	$6.8	$11.9	$17.9
Additions for tax positions of prior years	0.3	—	1.6
Additions based on tax positions related to the current year	0.4	1.6	0.1
Reductions for tax positions of prior years	(1.2)	(6.7)	(7.7)
Balance as of December 31	$6.3	$6.8	$11.9

2022 Form 10-K	126	WEC Energy Group, Inc.

The amount of unrecognized tax benefits as of December 31, 2022 and 2021, excludes deferred tax assets related to uncertainty in income taxes of $1.3 million and $1.2 million, respectively. As of December 31, 2022 and 2021, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was $5.1 million and $5.7 million, respectively.

Interest accrued related to unrecognized tax benefits is as follows:

(in millions)	2022	2021	2020
Balance as of January 1	$0.1	$0.5	$0.8
Interest expense (income) related to unrecognized tax benefits	0.4	(0.4)	(0.3)
Balance as of December 31	$0.5	$0.1	$0.5

For the years ended December 31, 2022, 2021, and 2020, we recognized no penalties related to unrecognized tax benefits in our consolidated income statements. At December 31, 2022 and 2021, we had no amounts accrued for penalties related to unrecognized tax benefits.

Although analysis of our unrecognized tax benefits is ongoing, the potential estimated decrease in the total amounts of unrecognized tax benefits within the next 12 months is approximately $2.3 million associated with statutes of limitations on certain tax years. We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

We file income tax returns in the United States federal jurisdiction and state tax returns based on income in our major state operating jurisdictions of Wisconsin, Illinois, Michigan, and Minnesota. We also file tax returns in other state and local jurisdictions with varying statutes of limitations. As of December 31, 2022, with a few exceptions, we were subject to examination by federal and state or local tax authorities for the 2017 through 2022 tax years in our major operating jurisdictions as follows:

Jurisdiction	Years
Federal	2019–2022
Illinois	2017–2022
Michigan	2018–2022
Minnesota	2018–2022
Wisconsin	2018–2022

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$16.3	$16.2	$—	$32.5
FTRs	—	—	7.8	7.8
Coal contracts	—	34.5	—	34.5
Total derivative assets	$16.3	$50.7	$7.8	$74.8

Investments held in rabbi trust	$50.9	$—	$—	$50.9

Derivative liabilities
Natural gas contracts	$81.4	$15.2	$—	$96.6

2022 Form 10-K	127	WEC Energy Group, Inc.

	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$46.4	$18.2	$—	$64.6
FTRs	—	—	2.4	2.4
Coal contracts	—	53.0	—	53.0
Total derivative assets	$46.4	$71.2	$2.4	$120.0

Investments held in rabbi trust	$79.6	$—	$—	$79.6

Derivative liabilities
Natural gas contracts	$8.4	$6.7	$—	$15.1

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used at our electric utilities and certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy Markets. During 2022, we also held TCRs, which were used at certain of our non-utility wind parks to manage electric transmission congestion costs in the SPP Integrated Marketplace, but these TCRs settled prior to December 31, 2022.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. We recorded $12.7 million of net unrealized losses in earnings related to the investments held at the end of the period during the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, the net unrealized gains included in earnings related to the investments held at the end of the period were $16.0 million and $6.3 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2022	2021	2020
Balance at the beginning of the period	$2.4	$2.4	$3.1
Purchases	23.7	6.1	7.6
Realized and unrealized gains included in earnings (1)	0.5	—	—
Settlements	(18.8)	(6.1)	(8.3)
Balance at the end of the period	$7.8	$2.4	$2.4
Losses included in earnings attributable to the change in unrealized losses of Level 3 derivatives held at the end of the reporting period (1)	$(0.4)	$—	$—

(1)Amounts relate to FTRs and TCRs acquired by certain wind generating facilities included in our non-utility energy infrastructure segment. These realized and unrealized gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value at December 31:

	2022		2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$22.7	$30.4	$30.3
Long-term debt, including current portion (1)	15,464.2	13,921.3	13,563.4	14,819.4

(1)    The carrying amount of long-term debt excludes finance lease obligations of $183.2 million and $129.7 million at December 31, 2022 and 2021, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

2022 Form 10-K	128	WEC Energy Group, Inc.

NOTE 18—DERIVATIVE INSTRUMENTS

Derivative assets and liabilities not shown separately on our balance sheets are included in the other current and other long-term line items. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below were designated as hedging instruments.

	December 31, 2022		December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$32.5	$88.2	$60.6	$14.0
FTRs	7.8	—	2.4	—
Coal contracts	18.9	—	44.0	—
Total current	59.2	88.2	107.0	14.0

Long-term
Natural gas contracts	—	8.4	4.0	1.1
Coal contracts	15.6	—	9.0	—
Total long-term	15.6	8.4	13.0	1.1
Total	$74.8	$96.6	$120.0	$15.1

Realized gains and losses on derivatives used in our regulatory utility operations are recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our utilities’ fuel and natural gas cost recovery mechanisms. Realized gains and losses on FTRs and TCRs used in our non-utility operations are recorded in operating revenues on the income statements. Our estimated notional sales volumes and realized gains and losses were as follows for the years ended:

	December 31, 2022		December 31, 2021		December 31, 2020
(in millions)	Volumes	Gains	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	183.3 Dth	$299.5	197.6 Dth	$136.5	188.6 Dth	$(54.1)
FTRs and TCRs	27.2 MWh	11.8	28.2 MWh	17.7	29.8 MWh	4.1
Total		$311.3		$154.2		$(50.0)

At December 31, 2022 and 2021, we had posted cash collateral of $122.4 million and $13.9 million, respectively. We had also received cash collateral of $13.2 million at December 31, 2021.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2022			December 31, 2021
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$74.8	$96.6		$120.0		$15.1
Gross amount not offset on the balance sheet	(17.5)	(82.5)	(1)	(15.2)	(2)	(9.2)	(3)
Net amount	$57.3	$14.1		$104.8		$5.9

(1)    Includes cash collateral posted of $65.0 million.

(2)    Includes cash collateral received of $6.4 million.

(3)    Includes cash collateral posted of $0.4 million.

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

2022 Form 10-K	129	WEC Energy Group, Inc.

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

The table below shows the amounts related to these cash flow hedges recorded in other comprehensive income (loss) and in earnings, along with our total interest expense on the income statements, for the years ended December 31:

(in millions)	2022	2021	2020
Derivative gain (loss) recognized in other comprehensive income / loss	$—	$0.8	$(5.9)
Net derivative gain (loss) reclassified from accumulated other comprehensive loss to interest expense	0.4	(1.3)	(2.1)
Total interest expense line item on the income statements	515.1	471.1	493.7

We estimate that during the next twelve months $0.4 million will be reclassified from accumulated other comprehensive loss as a reduction to interest expense.

NOTE 19—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at December 31, 2022	Expiration
(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$115.7	$8.0	$0.2	$107.5
Surety bonds (2)	34.0	33.9	0.1	—
Other guarantees (3)	9.4	—	—	9.4
Total guarantees	$159.1	$41.9	$0.3	$116.9

(1)    At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(2)    Primarily for environmental remediation, workers compensation self-insurance programs, and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(3)    Related to workers compensation coverage for which a liability was recorded on our balance sheets.

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

2022 Form 10-K	130	WEC Energy Group, Inc.

We use a year-end measurement date to measure the funded status of all of our pension and OPEB plans. Due to the regulated nature of our business, we have concluded that substantially all of the unrecognized costs resulting from the recognition of the funded status of our pension and OPEB plans qualify as a regulatory asset.

The following tables provide a reconciliation of the changes in our plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2022	2021	2022	2021
Change in benefit obligation
Obligation at January 1	$3,136.6	$3,346.4	$530.2	$556.1
Service cost	50.8	54.3	14.3	15.7
Interest cost	91.8	87.5	15.4	14.5
Participant contributions	—	—	12.5	12.5
Plan amendments	—	—	0.2	(3.9)
Actuarial gain	(682.3)	(101.3)	(127.9)	(20.3)
Benefit payments	(281.0)	(250.3)	(45.7)	(47.5)
Federal subsidy on benefits paid	N/A	N/A	1.4	1.2
Transfer	—	—	1.9	1.9
Obligation at December 31	$2,315.9	$3,136.6	$402.3	$530.2

Change in fair value of plan assets
Fair value at January 1	$3,328.9	$3,225.0	$1,000.2	$951.4
Actual return on plan assets	(431.3)	291.8	(135.4)	79.9
Employer contributions	11.4	62.4	3.7	3.9
Participant contributions	—	—	12.5	12.5
Benefit payments	(281.0)	(250.3)	(45.7)	(47.5)
Fair value at December 31	$2,628.0	$3,328.9	$835.3	$1,000.2
Funded status at December 31	$312.1	$192.3	$433.0	$470.0

In 2022 and 2021, we had actuarial gains related to our pension benefit obligations of $682.3 million and $101.3 million, respectively, both of which were primarily driven by changes in our discount rates. The discount rate for our pension benefits was 5.49%, 2.96%, and 2.67%, in 2022, 2021, and 2020, respectively.

In 2022, we had an actuarial gain related to our OPEB benefit obligation of $127.9 million, which was primarily driven by an increase in our discount rate. The discount rate for our OPEB benefits was 5.50% and 2.92%, in 2022 and 2021, respectively. The 2021 actuarial gain related to our OPEB benefit obligations was not significant.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2022	2021	2022	2021
Pension and OPEB assets	$470.6	$389.0	$446.1	$492.3
Pension and OPEB obligations	158.5	196.7	13.1	22.3
Total net assets	$312.1	$192.3	$433.0	$470.0

The accumulated benefit obligation for all defined benefit pension plans was $2,250.6 million and $3,010.5 million as of December 31, 2022 and 2021, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2022	2021
Accumulated benefit obligation	$185.7	$372.4
Fair value of plan assets	32.8	186.3

2022 Form 10-K	131	WEC Energy Group, Inc.

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2022	2021
Projected benefit obligation	$191.3	$383.0
Fair value of plan assets	32.8	186.3

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2022	2021
Accumulated benefit obligation	$20.6	$25.1
Fair value of plan assets	7.4	2.8

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost (credit) as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2022	2021	2022	2021
Pre-tax accumulated other comprehensive income (loss) (1)
Net actuarial loss (gain)	$12.2	$7.5	$(1.6)	$(1.4)
Prior service credits	—	—	—	(0.1)
Total	$12.2	$7.5	$(1.6)	$(1.5)

Net regulatory assets (liabilities) (2)
Net actuarial loss (gain)	$669.2	$798.6	$(200.8)	$(300.1)
Prior service credits	(2.1)	(0.5)	(44.2)	(60.3)
Total	$667.1	$798.1	$(245.0)	$(360.4)

(1)    Amounts related to the nonregulated entities are included in accumulated other comprehensive loss.

(2)    Amounts related to the utilities and WBS are recorded as net regulatory assets or liabilities.

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$50.8	$54.3	$50.1	$14.3	$15.7	$15.2
Interest cost	91.8	87.5	102.8	15.4	14.5	18.6
Expected return on plan assets	(208.0)	(200.9)	(190.3)	(68.9)	(66.0)	(60.3)
Plan settlement	6.2	3.9	17.9	—	—	—
Plan curtailment	—	—	—	—	(6.4)	—
Amortization of prior service cost (credit)	1.6	1.6	1.6	(15.9)	(15.9)	(15.0)
Amortization of net actuarial loss (gain)	75.3	109.4	102.6	(24.7)	(24.4)	(22.4)
Net periodic benefit cost (credit)	$17.7	$55.8	$84.7	$(79.8)	$(82.5)	$(63.9)

2022 Form 10-K	132	WEC Energy Group, Inc.

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2022	2021	2022	2021
Discount rate	5.49%	2.96%	5.50%	2.92%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	4.61%	3.73%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	6.50%	5.70%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2031	2028
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.00%	5.67%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2031	2028

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2022	2021	2020
Discount rate	3.18%	2.71%	3.34%
Expected return on plan assets	6.88%	6.88%	6.87%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	3.78%	3.71%	3.70%

	OPEB Benefits
	2022	2021	2020
Discount rate	2.92%	2.66%	3.39%
Expected return on plan assets	7.00%	7.00%	7.00%
Assumed medical cost trend rate (Pre 65)	5.70%	5.85%	6.00%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2028	2028	2028
Assumed medical cost trend rate (Post 65)	5.67%	5.80%	5.91%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2028	2028	2028

We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2023, the expected return on assets assumption is 6.88% for the pension plans and 7.00% for the OPEB plans.

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

The legacy Wisconsin Energy Corporation pension trust target asset allocations are 30% equity investments, 55% fixed income investments, and 15% private equity and real estate investments. The legacy Integrys pension trust target asset allocations are 40% equity investments, 45% fixed income investments, and 15% private equity and real estate investments. The legacy Wisconsin

2022 Form 10-K	133	WEC Energy Group, Inc.

Energy Corporation OPEB trust target asset allocations are 50% equity investments, 40% fixed income investments, and 10% real estate investments. The two largest legacy OPEB trusts for Integrys have the same target asset allocations of 45% equity investments, 45% fixed income investments, and 10% real estate investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(r), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2022
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$231.5	$—	$—	$231.5	$92.5	$—	$—	$92.5
International equity	202.2	—	—	202.2	83.9	—	—	83.9
Fixed income securities: (1)
United States bonds	—	838.7	—	838.7	129.8	145.3	—	275.1
International bonds	—	95.0	—	95.0	—	13.2	—	13.2
	433.7	933.7	—	1,367.4	306.2	158.5	—	464.7
Investments measured at net asset value:
Equity securities				466.0				186.6
Fixed income securities				101.0				65.5
Other				693.6				118.5
Total				$2,628.0				$835.3

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2021
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$417.1	$—	$—	$417.1	$135.4	$—	$—	$135.4
International equity	313.7	—	—	313.7	109.1	—	—	109.1
Fixed income securities: (1)
United States bonds	—	1,068.7	—	1,068.7	165.0	192.3	—	357.3
International bonds	—	118.5	—	118.5	—	15.6	—	15.6
	730.8	1,187.2	—	1,918.0	409.5	207.9	—	617.4
Investments measured at net asset value:
Equity securities				659.2				224.5
Fixed income securities				127.7				112.3
Other				624.0				46.0
Total				$3,328.9				$1,000.2

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $14.5 million to the pension plans and $2.1 million to the OPEB plans in 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2022 Form 10-K	134	WEC Energy Group, Inc.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2023	$209.6	$34.5
2024	207.2	34.3
2025	200.1	34.2
2026	202.1	34.3
2027	193.5	34.4
2028-2032	866.5	168.0

Savings Plans

We sponsor 401(k) savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, in which amounts are contributed to the employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $54.4 million, $51.8 million, and $49.7 million in 2022, 2021, and 2020, respectively.
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

	2022
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	192.6	2.1	194.7
Add: Capital contributions	45.5	—	45.5
Less: Distributions	120.4	—	120.4
Balance at December 31	$1,884.6	$24.6	$1,909.2

	2021
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,733.5	$30.8	$1,764.3
Add: Earnings (loss) from equity method investment	166.4	(8.3)	158.1
Less: Distributions	133.0	—	133.0
Balance at December 31	$1,766.9	$22.5	$1,789.4

	2020
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,684.7	$36.1	$1,720.8
Add: Earnings from equity method investment	174.3	1.5	175.8
Add: Capital contributions	21.2	—	21.2
Less: Distributions	146.7	—	146.7
Less: Return of capital	—	6.8	6.8
Balance at December 31	$1,733.5	$30.8	$1,764.3

In November 2019 and May 2020, the FERC issued orders that addressed complaints related to ATC's allowed ROE. Due to the various petitions related to the complaint filed in February 2015, our financials at December 31, 2021 and 2020, included a

2022 Form 10-K	135	WEC Energy Group, Inc.

$39.1 million liability for potential future refunds that ATC may have been required to provide. In August 2022, a decision issued by the D.C. Circuit Court of Appeals affirmed the FERC’s previous orders related to the February 2015 complaint. Therefore, during the third quarter of 2022, we reversed the liability that was previously recorded, which increased our equity earnings from ATC.

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

The following table summarizes our significant related party transactions with ATC during the years ended December 31:

(in millions)	2022	2021	2020
Charges to ATC for services and construction	$18.9	$22.9	$27.5
Charges from ATC for network transmission services	363.7	361.0	350.5
Net refund (payment) from (to) ATC related to FERC ROE orders	(0.1)	7.3	10.7

As of December 31, 2022 and 2021, our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	2022	2021
Accounts receivable for services provided to ATC	$1.2	$2.0
Accounts payable for services received from ATC	30.4	30.2
Amounts due from ATC for transmission infrastructure upgrades (1)	26.6	13.0

(1)    The transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Year Ended December 31
(in millions)	2022	2021	2020
Income statement data
Operating revenues	$751.2	$754.8	$758.1
Operating expenses	381.5	376.2	372.5
Other expense, net	123.0	113.9	110.8
Net income	$246.7	$264.7	$274.8

(in millions)	December 31, 2022	December 31, 2021
Balance sheet data
Current assets	$89.6	$89.8
Noncurrent assets	5,997.8	5,628.1
Total assets	$6,087.4	$5,717.9

Current liabilities	$511.9	$436.9
Long-term debt	2,613.0	2,513.0
Other noncurrent liabilities	485.8	422.0
Members' equity	2,476.7	2,346.0
Total liabilities and members' equity	$6,087.4	$5,717.9

NOTE 22—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At December 31, 2022, we reported six segments, which are described below.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

2022 Form 10-K	136	WEC Energy Group, Inc.

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

•The non-utility energy infrastructure segment includes:
◦We Power, which owns and leases generating facilities to WE,
◦Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities, and
◦WECI, which owns majority interests in multiple renewable generating facilities.

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

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2022, 2021, and 2020.

	Utility Operations
2022 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,960.5	$1,890.9	$618.5	$9,469.9	$—	$127.0	$0.5	$—	$9,597.4
Intersegment revenues	—	—	—	—	—	463.0	—	(463.0)	—
Other operation and maintenance	1,351.3	459.2	98.5	1,909.0	—	51.0	(12.9)	(9.1)	1,938.0
Depreciation and amortization	754.7	230.9	40.9	1,026.5	—	139.2	25.0	(68.1)	1,122.6
Equity in earnings of transmission affiliates	—	—	—	—	194.7	—	—	—	194.7
Interest expense	555.9	73.8	13.9	643.6	19.4	68.9	119.4	(336.2)	515.1
Income tax expense (benefit)	247.5	83.1	13.1	343.7	45.8	(20.9)	(45.7)	—	322.9
Net income (loss)	759.6	226.9	39.7	1,026.2	129.5	324.8	(70.8)	—	1,409.7
Net income (loss) attributed to common shareholders	758.4	226.9	39.7	1,025.0	129.5	324.4	(70.8)	—	1,408.1
Capital expenditures and asset acquisitions	1,610.8	484.9	101.1	2,196.8	—	483.8	16.3	—	2,696.9
Total assets (1)	27,384.0	8,101.0	1,639.6	37,124.6	1,909.4	5,320.6	774.0	(3,256.5)	41,872.1

(1)    Total assets at December 31, 2022 reflect an elimination of $1,632.9 million for all lease activity between We Power and WE.

2022 Form 10-K	137	WEC Energy Group, Inc.

	Utility Operations
2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,037.0	$1,672.8	$519.0	$8,228.8	$—	$86.7	$0.5	$—	$8,316.0
Intersegment revenues	—	—	—	—	—	452.8	—	(452.8)	—
Other operation and maintenance	1,455.2	433.5	90.4	1,979.1	—	43.1	(7.5)	(9.2)	2,005.5
Depreciation and amortization	726.9	218.1	38.1	983.1	—	125.3	25.9	(60.0)	1,074.3
Equity in earnings of transmission affiliates	—	—	—	—	158.1	—	—	—	158.1
Interest expense	555.6	66.6	6.2	628.4	19.4	71.0	92.8	(340.5)	471.1
Loss on debt extinguishment	—	—	—	—	—	—	36.3	—	36.3
Income tax expense (benefit)	119.9	79.3	11.5	210.7	32.3	3.1	(45.8)	—	200.3
Net income (loss)	707.7	223.0	35.8	966.5	106.3	276.2	(50.5)	—	1,298.5
Net income (loss) attributed to common shareholders	706.5	223.0	35.8	965.3	106.3	279.2	(50.5)	—	1,300.3
Capital expenditures and asset acquisitions	1,389.7	533.7	95.9	2,019.3	—	335.3	18.1	—	2,372.7
Total assets (1)	25,687.9	7,853.4	1,506.1	35,047.4	1,792.7	4,627.7	785.3	(3,264.6)	38,988.5

(1)    Total assets at December 31, 2021 reflect an elimination of $1,729.9 million for all lease activity between We Power and WE.

	Utility Operations
2020 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$5,473.5	$1,321.9	$384.1	$7,179.5	$—	$60.0	$2.2	$—	$7,241.7
Intersegment revenues	—	—	—	—	—	448.5	—	(448.5)	—
Other operation and maintenance	1,476.7	435.4	87.0	1,999.1	—	24.9	17.4	(9.2)	2,032.2
Depreciation and amortization	674.5	196.7	33.5	904.7	—	98.9	25.1	(52.8)	975.9
Equity in earnings of transmission affiliates	—	—	—	—	175.8	—	—	—	175.8
Interest expense	561.3	63.5	10.2	635.0	19.4	60.8	124.0	(345.5)	493.7
Loss on debt extinguishment	—	—	—	—	—	—	38.4	—	38.4
Income tax expense (benefit)	132.7	66.1	13.1	211.9	43.7	44.7	(72.4)	—	227.9
Net income (loss)	691.6	203.5	39.0	934.1	112.6	261.1	(106.4)	—	1,201.4
Net income (loss) attributed to common shareholders	690.4	203.5	39.0	932.9	112.6	260.8	(106.4)	—	1,199.9
Capital expenditures and asset acquisitions	1,382.4	652.7	144.3	2,179.4	—	661.8	33.1	—	2,874.3
Total assets (1)	24,599.2	7,471.8	1,336.2	33,407.2	1,764.7	4,455.2	762.2	(3,361.2)	37,028.1

(1)    Total assets at December 31, 2020 reflect an elimination of $1,824.5 million for all lease activity between We Power and WE.

2022 Form 10-K	138	WEC Energy Group, Inc.

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

WEPCo Environmental Trust Finance I, LLC

In November 2020, the PSCW issued a financing order approving the securitization of $100 million of undepreciated environmental control costs related to WE's retired Pleasant Prairie power plant, the carrying costs accrued on the $100 million during the securitization process, and the related financing fees. The financing order also authorized WE to form WEPCo Environmental Trust, a bankruptcy-remote special purpose entity, for the sole purpose of issuing ETBs to recover the costs approved in the financing order. WEPCo Environmental Trust is a wholly owned subsidiary of WE.

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

WE acts as the servicer of the environmental control property on behalf of WEPCo Environmental Trust and is responsible for metering, calculating, billing, and collecting the environmental control charge. As necessary, WE is authorized to implement periodic adjustments of the environmental control charge. The adjustments are designed to ensure the timely payment of principal, interest, and other ongoing financing costs. WE remits all collections of the environmental control charge to WEPCo Environmental Trust's indenture trustee.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, WE has the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, WE is considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet:

(in millions)	December 31, 2022	December 31, 2021
Assets
Other current assets (restricted cash)	$3.0	$2.4
Regulatory assets	92.4	100.7
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.9	8.8
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	94.1	102.7

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At December 31, 2022 and 2021, our equity

2022 Form 10-K	139	WEC Energy Group, Inc.

investment in ATC was $1,884.6 million and $1,766.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At December 31, 2022 and 2021, our equity investment in ATC Holdco was $24.6 million and $22.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

In November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022 upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, WE and WPS also entered into an agreement to purchase the natural gas-fired cogeneration facility. This asset purchase agreement was approved by the PSCW in December 2022, and the acquisition closed effective January 1, 2023. See Note 2, Acquisitions, for more information on the acquisition of this facility. The tolling agreement represented a variable interest until the facility was acquired since its terms were substantially similar to the terms of the PPA. Based on the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, we were not the primary beneficiary of the entity. We did not hold an equity or debt interest in the entity, and there was no residual guarantee associated with the tolling agreement. Similar to the PPA, we accounted for the tolling agreement as a finance lease.

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

The generation facilities that are part of our non-utility energy infrastructure segment have obligations to distribute and sell electricity through long-term offtake agreements with their customers for all of the energy produced. In order to support these sales obligations, these companies enter into easements and other service agreements associated with the generating facilities.

2022 Form 10-K	140	WEC Energy Group, Inc.

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2022, including those of our subsidiaries:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2023	2024	2025	2026	2027	Later Years
Electric utility:
Nuclear	2033	$6,829.1	$548.5	$600.3	$634.5	$681.6	$730.4	$3,633.8
Coal supply and transportation	2030	936.1	393.3	279.2	207.9	24.7	7.6	23.4
Purchased power	2051	256.2	63.4	54.2	47.8	44.2	19.6	27.0
Natural gas utility:
Supply and transportation	2048	1,938.8	382.1	344.2	228.4	173.7	158.8	651.6
Non-utility energy infrastructure:
Purchased power	2049	495.0	26.2	26.1	26.7	27.3	27.8	360.9
Natural gas storage and transportation	2048	5.8	4.9	0.1	—	—	—	0.8
Total		$10,461.0	$1,418.4	$1,304.1	$1,145.3	$951.5	$944.2	$4,697.5

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

The proposed rule to address the 2015 ozone NAAQS, resulting in more stringent regulation of ozone-season NOx emissions from electric utility generating units in 26 states, is expected to take effect in 2023. Based on a review of our existing units' 2020 and 2021 actual ozone season emissions and projected future emissions versus proposed NOx ozone season allocations, we anticipate that we should be able to comply with the expanded rule requirements without procuring additional allowances on the open market.

Our RICE units in the Upper Peninsula of Michigan and planned RICE units in Wisconsin are not subject to this rule as proposed as each unit is less than 25 MW. We note that, to the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. In June 2022, we submitted comments on this proposed rule seeking clarification of its applicability, as well as other items, and we will closely monitor the final rule for any changes from the proposed rule.

2022 Form 10-K	141	WEC Energy Group, Inc.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting a previously issued EPA staff-written Integrated Science Assessment for ozone which supported the reconsideration of the 2015 standard. The EPA had planned a proposed rule in April 2023, but the CASAC review is expected to slow the process.

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

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021 and will be adjusted to "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR must submit a SIP revision to address the moderate nonattainment status. We also expect the moderate nonattainment designation to impact emission offset ratios for major construction permitting in these areas.

We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA is also taking comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. We anticipate the final rule to be released in late 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territories should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft a SIP and submit for the EPA's approval.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling vacating the EPA's ACE rule and in June 2022, the Supreme Court issued its decision. The Supreme Court found that the EPA may regulate GHGs under section 111 of the CAA but cannot rely on generation shifting to lower carbon emitting sources to do so. We expect a new GHG replacement rule for existing sources to be proposed in March 2023.

In January 2021, the EPA finalized a rule to revise the NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. Based on an updated EPA regulatory

2022 Form 10-K	142	WEC Energy Group, Inc.

timeline, we expect a new rule to be proposed in March 2023. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. The proposed revisions could impact the reporting required of our local natural gas distribution companies and underground natural gas storage facilities with updates to emission factors for equipment counts and increased disclosure for large release events. We expect the final rule in 2023, pending the EPA's review and consideration of public comments.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,800 MW of coal-fired generation since the beginning of 2018. Through our ESG Progress Plan, we expect to retire approximately 1,600 MW of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 7, Property, Plant, and Equipment, for more information on the timing of the retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

We also continue to reduce methane emissions by improving our natural gas distribution system and have set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our utility systems.

We are required to report our CO2 equivalent emissions from the electric generating facilities we operate under the EPA Greenhouse Gases Reporting Program. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 19.5 million metric tonnes to the EPA for 2022. The level of CO2 and other GHG emissions varies from year to year and is dependent on the level of electric generation and mix of fuel sources, which is determined primarily by demand, the availability of the generating units, the unit cost of fuel consumed, and how our units are dispatched by MISO.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas utilities distribute and sell. Based upon our preliminary analysis of the data, we estimate that we will report CO2 equivalent emissions of approximately 29.3 million metric tonnes to the EPA for 2022.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

In August 2014, the EPA issued a final regulation under Section 316(b) of the Clean Water Act that requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The federal rule became effective in October 2014 and applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities.

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

We have received a final BTA determination for VAPP. We have received interim BTA determinations for PWGS, OCPP Units 5-8 and Weston Units 2, 3, and 4. Existing technology at the PWGS may satisfy the BTA requirements; however, a final determination will not be made until the WPDES permit is renewed for this facility, which is expected in the first half of 2023. We believe that existing technology installed at the OCPP facility meets the BTA requirements; however, depending on the timing of the permit reissuance, all four generating units may be retired prior to the WDNR making a final BTA decision anticipated in 2025. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance in 2023.

2022 Form 10-K	143	WEC Energy Group, Inc.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation and do not expect to incur significant additional compliance costs.

Steam Electric Effluent Limitation Guidelines

The EPA's final 2015 ELG rule took effect in January 2016 and was modified in 2020 to revise the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities. This rule created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS relate to discharge limits for BATW and wet FGD wastewater. Our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule. There will, however, need to be facility modifications to meet water permit requirements for the BATW system at Weston Unit 3, which is expected to be completed by December 2023. Modifications to OC 7 and OC 8 BATW systems were completed and placed in-service in mid-2021. Wastewater treatment system modifications also will be required for wet FGD discharges and site wastewater from the ERGS units. Based on existing contracts and engineering cost estimates, we expect that compliance with the ELG rule will require $100 million in capital investment. In December 2021, the PSCW issued a Certificate of Authority approving the ERGS FGD wastewater treatment system modification. The BATW modifications do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

In July 2021, the EPA announced its intention to initiate a "supplemental rulemaking" to revise the ELG Reconsideration Rule that was finalized in late 2020. The EPA has stated that the 2020 ELG Rule will continue to be implemented and enforced while the agency pursues this rulemaking process. As part of their regulatory agenda, the EPA Office of Water included plans to issue a direct final rule reopening the NOPP deadline to enter the cessation of the coal subcategory (i.e. unit retirements or conversions to natural gas by the end of December 2028 instead of making capital investments to add more treatment technology) established in the 2020 ELG Rule. The new NOPP deadline will be 90 days after publication in the Federal Register, which is anticipated during the first quarter of 2023. The EPA will publish the direct final rule at the same time as the proposed ELG supplemental rulemaking.

Waters of the United States

In January 2023, the EPA and the United States Army Corps of Engineers together released a final rule revising the definition of WOTUS. This rule will be effective March 20, 2023. The final rule states that it is based on the pre-2015 definition of "waters of the United States." The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

The recent rulemaking could be affected by a significant pending Supreme Court case involving WOTUS determination. In January 2022, the Supreme Court granted certiorari in a case, Sackett v. Environmental Protection Agency, to evaluate the proper test for determining whether wetlands are WOTUS. A decision by the Supreme Court is expected in spring 2023.

At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts. The Sackett case, once decided, should provide some clarity regarding the definition of WOTUS. We will continue to monitor this litigation and any subsequent agency action.

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

2022 Form 10-K	144	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2022	2021
Regulatory assets	$610.7	$630.9
Reserves for future environmental remediation	499.6	532.6

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

Michigan Legislation

In December 2016, Michigan enacted Act 342, which required 12.5% of the state's electric energy to come from renewables for 2019 and 2020, and energy optimization (efficiency) targets up to 1% annually. The renewable requirement increased to 15.0% for 2021 and beyond. UMERC was in compliance with its requirements under this statute as of December 31, 2022. The legislation continues to allow recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

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

Consent Decrees

Wisconsin Public Service Corporation – Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to WPS, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. WPS entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. We are working with the EPA on a closeout process for the Consent Decree and expect that process to begin in 2023.

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

2022 Form 10-K	145	WEC Energy Group, Inc.

entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Wisconsin Power and Light Company started the process to close out this Consent Decree in early 2023.

NOTE 25—SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
(in millions)	2022	2021	2020
Cash paid for interest, net of amount capitalized	$485.2	$473.8	$492.9
Cash paid for income taxes, net	52.4	33.8	27.9
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	197.4	127.8	153.1
Increase in receivable related to insurance proceeds	—	41.7	2.7
Liabilities accrued for software licensing agreement	7.4	—	—

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. Our restricted cash consists of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments.
•Cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WECI Wind Holding I and WEPCo Environmental Trust.
•Cash we received when WECI acquired ownership interests in certain wind generation projects. This cash is restricted as it can only be used to pay for any remaining costs associated with the construction of the wind generation facilities.
•Cash used by WE and WPS for the purchase of a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets at December 31, 2022. See Note 2, Acquisitions, for more information on the purchase of this facility.

The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2022	2021	2020
Cash and cash equivalents	$28.9	$16.3	$24.8
Restricted cash included in other current assets	25.6	19.6	—
Restricted cash included in other long-term assets	127.7	51.6	47.8
Cash, cash equivalents, and restricted cash	$182.2	$87.5	$72.6

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

2022 Form 10-K	146	WEC Energy Group, Inc.

NSG's natural gas costs were reviewed for prudency by the ICC as part of their annual natural gas cost reconciliation. On January 5, 2023, the ICC issued written orders approving each company's 2021 reconciliation.

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

Coronavirus Disease – 2019

In response to the COVID-19 pandemic, the PSCW, the ICC, the MPUC, and the MPSC all issued written orders requiring certain actions to ensure that essential utility services were available to customers in their respective jurisdictions. A summary of these orders is included below.

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

In the second order issued in March 2020, the PSCW authorized Wisconsin utilities to defer expenditures and certain foregone revenues resulting from compliance with the first order, and expenditures as otherwise incurred to ensure safe, reliable, and affordable access to utility services during the declared public health emergency. In December 2021, the PSCW approved a motion to end all COVID-related deferrals as of December 31, 2021. At December 31, 2022, our Wisconsin utilities did not have any amounts deferred related to the COVID-19 pandemic as the rate orders received from the PSCW in December 2022 did not allow recovery of these costs.

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

Subsequent to the June 2020 order, the PSCW extended the moratorium on disconnections of residential customers until November 1, 2020. In accordance with Wisconsin regulations, utilities are generally not allowed to disconnect residential customers for non-payment during the winter moratorium, which customarily begins on November 1 and ends on April 15 of each year. Utilities were allowed to continue assessing late payment fees during the winter moratorium. On April 5, 2021, the PSCW issued a written order indicating that it would not extend the moratorium on disconnections further; therefore, utilities could begin disconnecting residential customers for non-payment after April 15, 2021. The order also allowed our Wisconsin utilities to resume charging late payment fees on the full balance of all outstanding arrears, regardless of the associated dates the service was provided, after April 15, 2021. We continue to offer flexible payment arrangements to low-income residential customers prior to disconnecting service.

2022 Form 10-K	147	WEC Energy Group, Inc.

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

In addition to the above, the settlement agreement approved in June 2020 authorized PGL and NSG to implement a SPC rider for certain costs incurred between March 1, 2020 and December 31, 2021. The SPC rider allows for recovery of incremental direct costs resulting from COVID-19, foregone late fees and reconnection charges, and the costs associated with the bill payment assistance programs. PGL and NSG began recovering costs under the SPC rider on October 1, 2020. Amounts deferred under the SPC rider are being recovered over 36 months and will be subject to review and reconciliation by the ICC. As of December 31, 2022, PGL's and NSG's remaining regulatory assets related to the COVID-19 pandemic were $9.5 million, collectively.

Subsequent to the approval of the June 2020 settlement agreement, and at the request of the ICC, PGL and NSG agreed to extend the moratorium on disconnections for qualified low-income residential customers and residential customers expressing financial hardship through March 31, 2021. The annual winter moratorium in Illinois that generally prohibits PGL and NSG from disconnecting residential customers for non-payment customarily begins on December 1 and ends on March 31 of each year.

In March 2021, the ICC issued a written order approving a second settlement agreement negotiated by Illinois utilities, ICC staff, and certain intervenors. The key terms of this new settlement agreement were as follows:

•Utilities could start sending disconnection notices, on a staggered basis, as of April 1, 2021. Disconnections were done on a staggered schedule based on customer arrears and income levels. Utilities were not allowed to disconnect customers for non-payment prior to June 30, 2021 if the customer's household income was below 300% of the federal poverty level and the customer was on a deferred payment plan.
•Utilities were required to continue offering flexible deferred payment arrangements with reduced down payment requirements to residential customers through June 30, 2021.
•Reconnection fees were waived for eligible low income customers through June 30, 2021. In addition, utilities will continue to exempt eligible low income customers from late payment fees and deposits.
•Each utility was required to continue, or renew, its bill payment assistance program through 2021. In addition to the $12.0 million PGL initially funded, PGL was required to fund an additional $6.0 million to its bill payment assistance program. No additional funding was required for NSG due to the amount still available for assistance from its initial funding. PGL's and NSG's bill payment assistance programs ended in April 2021 and August 2021, respectively, as all of their respective funds were exhausted.
•Costs related to the provisions in the settlement agreement, including costs related to the bill payment assistance programs, were recoverable through the SPC rider.

Minnesota

In May 2020, the MPUC issued a written order authorizing Minnesota utilities, including MERC, to track and defer COVID-19 related expenses and certain foregone revenues. Costs incurred at MERC related to the COVID-19 pandemic were not significant, and at December 31, 2022, MERC did not have any amounts deferred.

2022 Form 10-K	148	WEC Energy Group, Inc.

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

In March 2021, the MPUC issued an order requiring Minnesota utilities to file a transition plan to resume collections and disconnections. MERC filed its transition plan in April 2021, and it was subsequently deemed complete by the Executive Secretary. In accordance with the transition plan, MERC resumed disconnections on August 2, 2021. MERC will not disconnect residential customers with past due balances if the customer has a pending application or has been deemed eligible for a financial assistance program. In addition, MERC continues to offer flexible deferred payment arrangements to residential customers. For customers who enter, or are complying with, a payment arrangement, MERC did not impose any service deposits, down payments, interest, late payment fees, or reconnections fees through April 30, 2022.

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

The April 2020 MPSC order also authorized all Michigan utilities to defer, for potential future recovery, uncollectible expense incurred on or after March 24, 2020 that exceeded the amounts being recovered in rates. MGU and UMERC did not record any deferrals related to the COVID-19 pandemic as they did not experience any significant COVID-19 related expenses.

In June 2021, MGU and UMERC worked with MPSC staff to develop a transition plan to resume collections and disconnections, while continuing to assist customers in managing their arrears balances. In accordance with the agreed upon transition plan, MGU and UMERC resumed pre-pandemic collection activities and residential service disconnections on August 2, 2021. Flexible deferred payment arrangements continue to be available to customers.

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2023 and 2024 Rates

In April 2022, WE, WPS, and WG filed requests with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable. These requests were updated in July 2022 to reflect new developments that impacted the original proposals. The requested increases in electric rates were driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; reliability investments, including grid hardening projects to bury power lines and strengthen WE's distribution system against severe weather; and changes in wholesale business with other utilities. Many of these investments have already been approved by the PSCW. The requested increases in natural gas rates primarily related to capital investments previously approved by the PSCW, including LNG storage for our natural gas distribution system.

2022 Form 10-K	149	WEC Energy Group, Inc.

In September 2022, WE, WPS, and WG entered into settlement agreements with certain intervenors to resolve most of the outstanding issues in each utility's respective rate case; however, the PSCW declined to approve the settlement agreements. In December 2022, the PSCW issued final written orders approving electric, natural gas, and steam base rate increases, effective January 1, 2023. The final orders reflect the following:

	WE				WPS				WG
2023 base rate increase
Electric	$283.5	million	/	9.1%	$120.5	million	/	9.8%	N/A
Gas	$46.1	million	/	9.6%	$26.4	million	/	7.1%	$46.5	million	/	6.4%
Steam	$7.6	million	/	35.3%	N/A				N/A
ROE	9.8%				9.8%				9.8%
Common equity component average on a financial basis	53.0%				53.0%				53.0%

In addition to the above, the final orders include the following terms:

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
•WE and WPS are required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•WE and WPS will not propose any changes to their real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•WE and WPS will lower monthly residential and small commercial electric customer fixed charges by $1.00 and $3.33, respectively, from currently authorized rates.
•WE and WPS will offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•WE and WPS will work with PSCW staff and other interested parties to develop alternative low income assistance programs. WE and WPS will also collectively contribute $4.0 million to the Keep Wisconsin Warm Fund.
•WE, WPS, and WG are required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024.
•WE and WPS are authorized to file a limited electric rate case re-opener for 2024 to address changes to revenue requirements associated with generation projects that are expected to be placed into service in 2023 and 2024 and future plant retirements. WE and WG are also authorized to file a limited natural gas rate case re-opener for 2024 to address additional revenue requirements associated with LNG projects that are expected to be placed into service in 2023 and 2024, respectively.

2022 Rates

In March 2021, WE, WPS, and WG filed an application with the PSCW for the approval of certain accounting treatments that allowed them to maintain their electric, natural gas, and steam base rates through 2022 and forego filing a rate case for one year. In connection with the request, the three utilities also entered into an agreement, dated March 23, 2021, with various stakeholders. Pursuant to the terms of the agreement, the stakeholders fully supported the application. In September 2021, the PSCW issued written orders approving the application.

The final orders reflected the following:

•WE, WPS, and WG amortized, in 2022, certain previously deferred balances to offset approximately half of their forecasted revenue deficiencies.
•WG deferred interest and depreciation expense associated with capital investments since its last rate case that otherwise would have been added to rate base in a 2022 test-year rate case.
•WE, WPS, and WG were able to defer any increases in tax expense due to changes in tax law that occurred in 2021 and/or 2022.
•WE, WPS, and WG maintained their earnings sharing mechanisms for 2022, with modification. The earnings sharing mechanisms were modified to authorize the utility to retain 100.0% of the first 15 basis points of earnings above its currently authorized ROE. The earnings sharing mechanisms otherwise remained as previously authorized.

2022 Form 10-K	150	WEC Energy Group, Inc.

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

(3)    The WE amount includes certain deferred tax expense from the Tax Legislation, and the WPS and WG amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The rate orders for all three gas utilities reflected all of the unprotected deferred tax expense and benefits from the Tax Legislation being amortized evenly over four years. For WE, approximately $5 million of previously deferred tax expense is being amortized each year. For WPS and WG, approximately $5 million and $3 million, respectively, of previously deferred tax benefits are being amortized each year. Unprotected deferred tax expense and benefits by their nature are eligible to be recovered from or returned to customers in a manner and timeline determined to be appropriate by our regulators.

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

The WPS rate order allows WPS to collect the previously deferred revenue requirement for ReACT™ costs above the authorized $275 million level. The total cost of the ReACT™ project was $342 million. This regulatory asset is being collected from customers over eight years.

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

2022 Form 10-K	151	WEC Energy Group, Inc.

The Peoples Gas Light and Coke Company and North Shore Gas Company

2023 Rate Case

On January 6, 2023, PGL and NSG filed requests with the ICC to increase their natural gas base rates. They are requesting incremental rate increases of $194.7 million (13.0%) and $18.7 million (7.8%), respectively. The requested rate increases are primarily driven by capital investments made to strengthen the safety and reliability of each utility’s natural gas distribution system. PGL is also seeking to recover costs incurred to upgrade its natural gas storage field and operations facilities and to continue improving customer service.

Both companies are requesting an ROE of 9.90% and a common equity component average of 54.0%. PGL is not seeking an extension of the QIP rider. Instead, PGL will return to the traditional rate making process to recover the costs of necessary infrastructure improvements. See the Qualifying Infrastructure Plant Rider section below for more information on the QIP rider.

An ICC decision is anticipated in the fourth quarter of 2023, with any rate adjustments expected to be effective January 1, 2024.

Third-Party Transaction Fee Adjustment Rider

In accordance with the Climate and Equitable Jobs Act that was signed into law in Illinois, effective September 15, 2021, Illinois utilities are prohibited from charging customers a fee when they elect to pay for service with a credit card. Utilities are now required to incur these expenses and seek recovery through a rate proceeding or by establishing a recovery mechanism. In December 2021, the ICC approved the use of a TPTFA rider for PGL. The TPTFA rider allows PGL to recover the costs incurred for these third-party transaction fees. PGL began recovering costs under the rider on February 1, 2022. Amounts deferred under the rider will be recovered over a period of 12 months and will be subject to an annual reconciliation whereby costs will be reviewed by the ICC for accuracy and prudency. NSG recovers costs related to these third-party transaction fees through its base rates, effective September 15, 2021.

North Shore Gas Company 2021 Rate Order

In October 2020, NSG filed a request with the ICC to increase its natural gas rates. In September 2021, the ICC issued a written order authorizing a rate increase of $4.1 million (4.5%). The rate increase reflects a 9.67% ROE and a common equity component average of 51.58%. The natural gas rate increase was primarily driven by NSG's ongoing significant investment in its distribution system since its last rate review that resulted in revised base rates effective January 28, 2015. The new rates were effective September 15, 2021.

Qualifying Infrastructure Plant Rider

In July 2013, Illinois Public Act 98-0057, The Natural Gas Consumer, Safety & Reliability Act, became law. This law provides natural gas utilities with a cost recovery mechanism that allows collection, through a surcharge on customer bills, of prudently incurred costs to upgrade Illinois natural gas infrastructure. In January 2014, the ICC approved a QIP rider for PGL, which is in effect through 2023. PGL will not seek an extension of the rider beyond 2023.

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2022, PGL filed its 2021 reconciliation with the ICC, which, along with the 2020, 2019, 2018, 2017, and 2016 reconciliations, are still pending. In addition, costs incurred during 2022 under the QIP rider are also still subject to reconciliation and review.

As of December 31, 2022, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years, which include 2016 through 2022, will be deemed recoverable by the ICC.

2022 Form 10-K	152	WEC Energy Group, Inc.

Minnesota Energy Resources Corporation

2023 Rate Case

On November 1, 2022, MERC initiated a rate proceeding with the MPUC to increase its retail natural gas base rates by $40.3 million (9.9%). MERC's request reflects a 10.3% ROE and a common equity component average of 53.0%. The proposed retail natural gas rate increase is primarily driven by increased capital investments as well as inflationary pressure on operating costs. In December 2022, the MPUC approved MERC's request for interim rates totaling $37.0 million, subject to refund. The interim rates went into effect on January 1, 2023.

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

NOTE 27—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2022	2021	2020
Non-service components of net periodic benefit costs	$104.4	$72.2	$41.2
AFUDC–Equity	29.4	18.0	20.9
Earnings from equity method investments (1)	9.3	19.9	2.4
Gains (losses) from investments held in rabbi trust	(12.6)	18.6	12.7
Other, net	(1.7)	4.5	2.3
Other income, net	$128.8	$133.2	$79.5

(1)    Amount does not include equity earnings of transmission affiliates as those earnings are shown as a separate line item on the income statements.

NOTE 28—NEW ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to provide relief for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Under ASU No. 2020-04, this relief was effective for all entities beginning March 12,

2022 Form 10-K	153	WEC Energy Group, Inc.

2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the relief for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform to December 31, 2024. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832). The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of: (i) the types of assistance received; (ii) an entity’s accounting for the assistance; and (iii) the effect of the assistance on the entity’s financial statements. The update was effective for annual periods beginning after December 15, 2021. The adoption of ASU No. 2021-10, effective for our fiscal year ending on December 31, 2022, did not have a significant impact on our financial statements and related disclosures.

2022 Form 10-K	154	WEC Energy Group, Inc.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our and our subsidiaries' internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our and our subsidiaries' internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

For Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, attesting to the effectiveness of our internal controls over financial reporting, see Section A of Item 8.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2022 Form 10-K	155	WEC Energy Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors – Terms Expiring in 2024 – 2023 Director Nominees for Election," "Annual Meeting Attendance and Voting Information – Stockholder Nominees and Proposals," and "Governance – Board Committees – Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Shareholders to be held May 4, 2023 (the "2023 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation Tables," "Governance – Director Compensation," and "Governance – Compensation Committee Interlocks and Insider Participation" in the 2023 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Energy Group Common Stock Ownership" in the 2023 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2022:

Plan Type	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,909,939	$77.03	8,304,581	(1)
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	2,909,939	$77.03	8,304,581

(1)    Includes shares available for future issuance under our Omnibus Stock Incentive Plan, all of which could be granted as awards of stock options, stock appreciation rights, performance units, restricted stock, or other stock based awards.

2022 Form 10-K	156	WEC Energy Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Governance – Additional Governance Matters – Related Party Transactions," "Proposal 1: Election of Directors – Terms Expiring in 2024 – Board Composition – Independence," and "Governance – Board Committees" in the 2023 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on the Corporate Governance section of our Company's website at www.wecenergygroup.com/govern/governance.htm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Proposal 2: Ratification of Deloitte & Touche LLP as Independent Auditors for 2023 – Independent Auditors' Fees and Services" in the 2023 Annual Meeting Proxy Statement is incorporated herein by reference.

2022 Form 10-K	157	WEC Energy Group, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34 ).	81

	Consolidated Income Statements for the three years ended December 31, 2022, 2021, and 2020.	84

	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2022, 2021, and 2020.	85

	Consolidated Balance Sheets at December 31, 2022 and 2021.	86

	Consolidated Statements of Cash Flows for the three years ended December 31, 2022, 2021, and 2020.	87

	Consolidated Statements of Equity for the three years ended December 31, 2022, 2021, and 2020.	88

	Notes to Consolidated Financial Statements.	89

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule I, Condensed Parent Company Financial Statements, including Income Statements, Statements of Comprehensive Income, and Statements of Cash Flows for the three years ended December 31, 2022, 2021, and 2020 and Balance Sheets as of December 31, 2022 and 2021.	164

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2022, 2021, and 2020.	171

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WEC Energy Group, Inc., as amended effective May 21, 2012. (Exhibit 3.1 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

	3.2*	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended. (Exhibit 3.1 to WEC Energy Group's 06/29/15 Form 8-K.)

	3.3*	Bylaws of WEC Energy Group, Inc., as amended to January 19, 2023. (Exhibit 3.1 to WEC Energy Group's 01/20/23 Form 8-K.)

2022 Form 10-K	158	WEC Energy Group, Inc.

Number	Exhibit
4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation and the Bylaws of WEC Energy Group, Inc. (See Exhibits 3.1 and 3.3 above.)

	4.2*	Description of WEC Energy Group's Common Stock. (Exhibit 4.2 to WEC Energy Group's 12/31/2019 Form 10-K.)

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

4.8*
Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric's Registration Statement on Form S-3. (File No. 333-101054), filed May 6, 2003.)

	4.9*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 under File No. 1-1245, WE's 11/02/06 Form 8-K.)

	4.10*	Securities Resolution No. 12 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 5, 2012. (Exhibit 4.1 under File No. 1-1245, WE's 12/05/12 Form 8-K.)

	4.11*	Securities Resolution No. 14 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 12, 2014. (Exhibit 4.1 under File No. 1-1245, WE's 05/12/14 Form 8-K.)

	4.12*	Securities Resolution No. 15 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 14, 2015. (Exhibit 4.1 under File No. 1-1245, WE's 05/14/15 Form 8-K.)

	4.13*	Securities Resolution No. 16 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 13, 2015. (Exhibit 4.1 under File No. 1-1245, WE's 11/13/15 Form 8-K.)

	4.14*	Securities Resolution No. 17 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of October 1, 2018. (Exhibit 4.1 under File No. 1-1245, WE's 10/01/18 Form 8-K.)

	4.15*	Securities Resolution No. 18 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 3, 2019. (Exhibit 4.1 under File No. 1-1245, WE's 12/3/19 Form 8-K.)

	4.16*	Securities Resolution No. 19 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of June 8, 2021. (Exhibit 4.1 under File No. 1-1245, WE's 06/15/21 Form 8-K.)

	4.17*	Securities Resolution No. 20 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 14, 2022. (Exhibit 4.1 under File No. 1-1245, WE's 09/22/22 Form 8-K.)

4.18*
Indenture for Debt Securities of Wisconsin Energy Corporation (the "Wisconsin Energy Indenture"), dated as of March 15, 1999, between WEC Energy Group and The Bank of New York Mellon Trust Company, N.A. (as successor to First National Bank of Chicago), as Trustee. (Exhibit 4.46 to Wisconsin Energy Corporation's 03/25/99 Form 8-K.)

2022 Form 10-K	159	WEC Energy Group, Inc.

Number	Exhibit
4.19*
Securities Resolution No. 4 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, dated as of March 17, 2003. (Exhibit 4.12 filed with Post-Effective Amendment No. 1 to Wisconsin Energy Corporation's Registration Statement on Form S-3 (File No. 333-69592), filed March 20, 2003.)

	4.20*	Securities Resolution No. 5 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of May 8, 2007. (Exhibit 4.1 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

	4.21*	Securities Resolution No. 6 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of June 4, 2015. (Exhibit 4.1 to Wisconsin Energy Corporation's 06/04/15 Form 8-K.)

	4.22*	Securities Resolution No. 9 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of September 14, 2020. (Exhibit 4.1 to WEC Energy Group's 09/14/20 Form 8-K.)

	4.23*	Securities Resolution No. 10 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of October 5, 2020. (Exhibit 4.1 to WEC Energy Group's 10/05/20 Form 8-K.)

	4.24*	Securities Resolution No. 11 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of March 16, 2021. (Exhibit 4.1 to WEC Energy Group's 03/19/21 Form 8-K.)

	4.25*	Securities Resolution No. 12 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of December 6, 2021. (Exhibit 4.1 to WEC Energy Group's 12/13/21 Form 8-K.)

	4.26*	Securities Resolution No. 13 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of September 22, 2022. (Exhibit 4.1 to WEC Energy Group's 9/27/22 Form 8-K.)

	4.27*	Securities Resolution No. 14 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of January 9, 2023. (Exhibit 4.1 to WEC Energy Group's 01/11/23 Form 8-K.)

4.28*
Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation ("WPS") and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Exhibit 4A to Form 8-K filed December 18, 1998) (File No. 1-3016).

	4.29*	First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998) (File No. 1-3016).

	4.30*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006) (File No. 1-3016).

	4.31*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012) (File No. 1-3016).

	4.32*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2013) (File No. 1-3016).

	4.33*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed August 14, 2019) (File No. 1-3016).

	4.34*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2021) (File No. 1-3016).

4.35*
Fifteenth Supplemental Indenture, dated as of November 10, 2022, by and between WPS and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association) (Exhibit 4.1 to Form 8-K filed November 10, 2022) (File No. 1-3016).

The forgoing list of exhibits does not include certain unregistered long-term debt instruments of the Registrant and its subsidiaries where the total amount of securities authorized to be issued under the instrument does not exceed 10 percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees pursuant to Item 601(b)(4) of Regulation S-K to furnish to the Securities and Exchange Commission, upon request, a copy of all such agreements and instruments.

2022 Form 10-K	160	WEC Energy Group, Inc.

Number	Exhibit
10	Material Contracts

	10.1*	WEC Energy Group Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2018.**

	10.2*	Legacy Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2018.**

	10.3*	WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018.**

	10.4*	Legacy Wisconsin Energy Corporation Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.4 to WEC Energy Group's 12/31/16 Form 10-K.)**

	10.5*	WEC Energy Group Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.5 to WEC Energy Group's 12/31/16 Form 10-K.)**

	10.6*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2018.**

	10.7*	WEC Energy Group Supplemental Long Term Disability Plan, Amended and Restated Effective as of January 1, 2017.**

	10.8*	WEC Energy Group Short-Term Performance Plan, Amended and Restated Effective as of January 1, 2019.**

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

	10.10*	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K.)**

	10.11*	Letter Agreement by and between WEC Energy Group, Inc. and Gale E. Klappa, dated as of October 21, 2020. (Exhibit 10.1 to WEC Energy Group's 10/21/2020 Form 8-K.)**

	10.12*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)**

	10.13*	Letter Agreement by and between Wisconsin Energy Corporation and Joseph Kevin Fletcher, dated as of August 17, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/11 Form 10-Q.)**

	10.14*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q.)**

	10.15*	Letter Agreement by and between WEC Energy Group, Inc. and Scott J. Lauber, dated March 31, 2020. (Exhibit 10.1 to WEC Energy Group's 03/31/20 Form 8.K.)**

	10.16*	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022. (Exhibit 10.16 to WEC Energy Group's 12/31/21 Form 10-K.)**

	10.17.1*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated effective as of January 1, 2016. (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.17.2*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's 5/11/21 Form 8-K.)**

	10.18*	Terms and Conditions Governing Non-Qualified Stock Option Award under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.1 to Wisconsin Energy Corporation's 09/30/07 Form 10-Q.)**

2022 Form 10-K	161	WEC Energy Group, Inc.

Number	Exhibit
	10.19*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K.)**

	10.20*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2023. (Exhibit 10.1 to WEC Energy Group's 12/02/22 Form 8-K.)**

	10.21*	2016 WEC Energy Group Restricted Stock Award Terms and Conditions governing awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.27 to WEC Energy Group's 12/31/15 Form 10-K.)**

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

	10.24*	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.25*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.3 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.26*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (1 Year Vesting). (Exhibit 10.4 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.27*	Director Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.5 to WEC Energy Group's 06/30/21 Form 10-Q.)**

10.28*
Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to WE's 06/30/03 Form 10-Q (File No. 001-01245).)

10.29*
Port Washington II Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to WE's 06/30/03 Form 10-Q (File No. 001-01245).)

10.30*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.31*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.32*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q.)

10.33*
Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K.)

	10.34*	Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2016. (Exhibit 10.1 to WEC Energy Group's 06/30/16 Form 10-Q.)**

	10.35*	Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 06/30/17 Form 10-Q.)**

21	Subsidiaries of the Registrant

	21.1	Subsidiaries of WEC Energy Group.

2022 Form 10-K	162	WEC Energy Group, Inc.

Number	Exhibit
23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WEC Energy Group.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2022 Form 10-K	163	WEC Energy Group, Inc.

SCHEDULE I – CONDENSED
PARENT COMPANY FINANCIAL STATEMENTS
WEC ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. INCOME STATEMENTS

Year Ended December 31
(in millions)	2022	2021	2020
Operating expenses (income)	$(1.6)	$12.0	$5.3
Equity earnings of subsidiaries	1,473.0	1,367.0	1,283.8
Other income, net	2.4	1.7	1.3
Interest expense	109.6	70.2	96.9
Loss on debt extinguishment	—	23.1	38.4
Income before income taxes	1,367.4	1,263.4	1,144.5
Income tax benefit	40.7	36.9	55.4
Net income attributed to common shareholders	$1,408.1	$1,300.3	$1,199.9

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2022 Form 10-K	164	WEC Energy Group, Inc.

B. STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2022	2021	2020
Net income attributed to common shareholders	$1,408.1	$1,300.3	$1,199.9

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative gain (loss), net of tax expense (benefit) of $—, $0.2, and $(1.6), respectively	—	0.6	(4.3)
Reclassification of realized net derivative (gain) loss to net income, net of tax	(0.3)	0.9	1.5
Cash flow hedges, net	(0.3)	1.5	(2.8)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax	(0.8)	0.4	(0.4)
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.2	0.3	0.3
Defined benefit plans, net	(0.6)	0.7	(0.1)

Other comprehensive income (loss) from subsidiaries, net of tax	(2.7)	1.4	0.2

Other comprehensive income (loss), net of tax	(3.6)	3.6	(2.7)

Comprehensive income attributed to common shareholders	$1,404.5	$1,303.9	$1,197.2

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2022 Form 10-K	165	WEC Energy Group, Inc.

C. BALANCE SHEETS

At December 31
(in millions)	2022	2021
Assets
Current assets
Cash and cash equivalents	$—	$0.5
Accounts receivable from related parties	0.7	0.6
Notes receivable from related parties	30.9	29.0
Prepaid income taxes	35.4	56.5
Other	0.1	0.1
Current assets	67.1	86.7

Long-term assets
Investments in subsidiaries	16,533.4	15,365.4
Other	24.2	21.8
Long-term assets	16,557.6	15,387.2
Total assets	$16,624.7	$15,473.9

Liabilities and Equity
Current liabilities
Short-term debt	$399.7	$736.1
Current portion of long-term debt	700.0	—
Accounts payable to related parties	2.0	5.5
Notes payable to related parties	332.5	220.4
Other	31.8	21.5
Current liabilities	1,466.0	983.5

Long-term liabilities
Long-term debt	3,747.2	3,549.8
Other	34.6	27.4
Long-term liabilities	3,781.8	3,577.2

Common shareholders' equity	11,376.9	10,913.2
Total liabilities and equity	$16,624.7	$15,473.9

The accompanying notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2022 Form 10-K	166	WEC Energy Group, Inc.

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2022	2021	2020
Operating activities
Net income attributed to common shareholders	$1,408.1	$1,300.3	$1,199.9
Reconciliation to cash provided by operating activities
Equity income in subsidiaries, net of distributions	(437.4)	(571.3)	(385.7)
Deferred income taxes, net	11.6	(1.9)	12.7
Loss on debt extinguishment	—	23.1	38.4
Change in –
Accounts receivable from related parties	(0.1)	0.1	—
Prepaid income taxes	21.1	(2.1)	(7.9)
Accounts payable to related parties	(3.5)	(26.2)	29.2
Accrued interest	15.4	0.4	(0.9)
Other current liabilities	(5.1)	8.2	(1.5)
Other, net	5.8	(2.5)	9.6
Net cash provided by operating activities	1,015.9	728.1	893.8

Investing activities
Capital contributions to subsidiaries	(1,099.7)	(734.0)	(1,026.1)
Return of capital from subsidiaries	372.9	196.1	602.8
Short-term notes receivable from related parties, net	(1.9)	81.8	(88.3)
Other, net	(2.0)	(1.1)	3.7
Net cash used in investing activities	(730.7)	(457.2)	(507.9)

Financing activities
Exercise of stock options	33.6	15.7	43.8
Purchase of common stock	(69.2)	(33.1)	(99.2)
Dividends paid on common stock	(917.9)	(854.8)	(798.0)
Issuance of long-term debt	900.0	1,100.0	1,650.0
Retirement of long-term debt	—	(300.0)	(1,430.0)
Issuance of short-term loan	—	—	340.0
Repayment of short-term loan	—	(340.0)	—
Change in commercial paper	(336.4)	255.7	145.7
Short-term notes payable to related parties, net	112.1	(82.6)	(186.3)
Payments for debt extinguishment and issuance costs	(6.7)	(33.9)	(47.3)
Other, net	(1.2)	(1.4)	(1.1)
Net cash used in financing activities	(285.7)	(274.4)	(382.4)

Net change in cash and cash equivalents	(0.5)	(3.5)	3.5
Cash and cash equivalents at beginning of year	0.5	4.0	0.5
Cash and cash equivalents at end of year	$—	$0.5	$4.0

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2022 Form 10-K	167	WEC Energy Group, Inc.

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

NOTE 2—CASH DIVIDENDS RECEIVED FROM SUBSIDIARIES

Dividends received from our subsidiaries during the years ended December 31 were as follows:

(in millions)	2022	2021	2020
WE	$630.0	$360.0	$395.0
We Power	158.5	217.9	240.9
WECI (1)	87.7	46.4	33.6
ATC Holding (2)	74.9	106.4	112.6
WG	60.0	30.0	70.0
UMERC	17.0	—	46.0
Wispark (3)	7.5	—	—
Bluewater	—	35.0	—
Total	$1,035.6	$795.7	$898.1

(1)    We also received amounts classified as return of capital of $363.7 million, $164.1 million, and $583.2 million from WECI during the years ended December 31, 2022, 2021, and 2020, respectively.

(2)    We also received amounts classified as return of capital of $32.0 million and $19.6 million from ATC Holding during the years ended December 31, 2021 and 2020, respectively.

(3)    We also received amounts classified as return of capital of $9.2 million from Wispark during the year ended December 31, 2022.

NOTE 3—LONG-TERM DEBT

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2022:

(in millions)
2023	$700.0
2024	600.0
2025	620.0
2026	—
2027	900.0
Thereafter	1,650.0
Total	$4,470.0

WECC is our subsidiary and has $50.0 million of long-term notes outstanding. In a Support Agreement between WECC and us, we agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

2022 Form 10-K	168	WEC Energy Group, Inc.

NOTE 4—FAIR VALUE MEASUREMENTS

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value as of December 31:

	2022		2021
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,447.2	$4,095.6	$3,549.8	$3,546.9

The fair value of our long-term debt is categorized within Level 2 of the fair value hierarchy.

NOTE 5—GUARANTEES

The following table shows our outstanding guarantees on behalf of our subsidiaries:

	Total Amounts Committed at December 31, 2022	Expiration
(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting business operations (1)	$548.5	$427.8	$1.2	$119.5
Standby letters of credit (2)	68.4	8.0	—	60.4
Surety bonds (3)	34.0	33.9	0.1	—
Other guarantees (4)	9.4	—	—	9.4
Total guarantees	$660.3	$469.7	$1.3	$189.3

(1)    Consists of $532.0 million, $11.3 million, and $5.2 million of guarantees to support the business operations of WECI, Bluewater, and UMERC, respectively.

(2)    At our request, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(3)    Primarily for environmental remediation, workers compensation self-insurance programs, and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(4)    Related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2022	2021	2020
Cash paid for interest	$88.1	$70.2	$98.5
Cash received for income taxes, net	(72.9)	(27.9)	(61.5)

NOTE 7—SHORT-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The following table shows our outstanding short-term notes receivable from related parties as of December 31:

(in millions)	2022	2021
UMERC	$27.1	$22.0
Bluewater	2.7	7.0
Wispark	1.1	—
Total	$30.9	$29.0

2022 Form 10-K	169	WEC Energy Group, Inc.

NOTE 8—SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

The following table shows our outstanding short-term notes payable to related parties as of December 31:

(in millions)	2022	2021
Integrys	$115.0	$5.3
WBS	111.0	107.7
WECC	106.5	107.4
Total	$332.5	$220.4

2022 Form 10-K	170	WEC Energy Group, Inc.

SCHEDULE II
WEC ENERGY GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Sale of Business	Balance at End of Period
December 31, 2022	$198.3	$86.1	$62.9	$(148.0)	$—	$199.3
December 31, 2021	220.1	107.4	(44.8)	(84.4)	—	198.3
December 31, 2020	140.0	102.8	55.3	(77.9)	(0.1)	220.1

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2022 Form 10-K	171	WEC Energy Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEC ENERGY GROUP, INC.

	By	/s/ SCOTT J. LAUBER
Date:	February 23, 2023	Scott J. Lauber
President and Chief Executive Officer

2022 Form 10-K	172	WEC Energy Group, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 23, 2023
Scott J. Lauber, President and Chief Executive Officer, and Director --
Principal Executive Officer

/s/ XIA LIU	February 23, 2023
Xia Liu, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 23, 2023
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ GALE E. KLAPPA	February 23, 2023
Gale E. Klappa, Executive Chairman and Director

/s/ AVE M. BIE	February 23, 2023
Ave M. Bie, Director

/s/ CURT S. CULVER	February 23, 2023
Curt S. Culver, Director

/s/ DANNY L. CUNNINGHAM	February 23, 2023
Danny L. Cunningham, Director

/s/ WILLIAM M. FARROW, III	February 23, 2023
William M. Farrow, III, Director

/s/ CRISTINA A. GARCIA-THOMAS	February 23, 2023
Cristina A. Garcia-Thomas, Director

/s/ MARIA C. GREEN	February 23, 2023
Maria C. Green, Director

/s/ THOMAS K. LANE	February 23, 2023
Thomas K. Lane, Director

/s/ ULICE PAYNE, JR.	February 23, 2023
Ulice Payne, Jr., Director

/s/ MARY ELLEN STANEK	February 23, 2023
Mary Ellen Stanek, Director

/s/ GLEN E. TELLOCK	February 23, 2023
Glen E. Tellock, Director

2022 Form 10-K	173	WEC Energy Group, Inc.