Form 10-Q
period 2023-03-31
WEC ENERGY GROUP, INC.
filed 2023-05-04
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2023):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

03/31/2023 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
ACE	Affordable Clean Energy
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals

03/31/2023 Form 10-Q	ii	WEC Energy Group, Inc.

CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AD/CVD	Antidumping and Countervailing Duties
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DER	Distributed Energy Resource
EPRI	Electric Power Research Institute
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center LLC
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
OMB	Office of Management and Budget
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PWGS	Port Washington Generation Station
QIP	Qualifying Infrastructure Plant
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's

03/31/2023 Form 10-Q	iii	WEC Energy Group, Inc.

SIP	State Implementation Plan
SMP	Safety Modernization Program
SPP	Southwest Power Pool, Inc.
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order

03/31/2023 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2022 Annual Report on Form 10-K, and those identified below:

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

03/31/2023 Form 10-Q	1	WEC Energy Group, Inc.

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

03/31/2023 Form 10-Q	2	WEC Energy Group, Inc.

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

03/31/2023 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2023	2022
Operating revenues	$2,888.1	$2,908.1

Operating expenses
Cost of sales	1,309.7	1,383.4
Other operation and maintenance	534.0	454.4
Depreciation and amortization	305.5	278.1
Property and revenue taxes	69.6	60.8
Total operating expenses	2,218.8	2,176.7

Operating income	669.3	731.4

Equity in earnings of transmission affiliates	43.8	41.7
Other income, net	40.8	39.6
Interest expense	172.2	117.6
Other expense	(87.6)	(36.3)

Income before income taxes	581.7	695.1
Income tax expense	74.1	127.1
Net income	507.6	568.0

Preferred stock dividends of subsidiary	0.3	0.3
Net loss (income) attributed to noncontrolling interests	0.2	(1.8)
Net income attributed to common shareholders	$507.5	$565.9

Earnings per share
Basic	$1.61	$1.79
Diluted	$1.61	$1.79

Weighted average common shares outstanding
Basic	315.4	315.4
Diluted	315.9	316.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2023	2022
Net income	$507.6	$568.0

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	(0.1)	(0.1)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	0.1

Other comprehensive loss, net of tax	(0.1)	—

Comprehensive income	507.5	568.0

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive loss (income) attributed to noncontrolling interests	0.2	(1.8)
Comprehensive income attributed to common shareholders	$507.4	$565.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$35.7	$28.9
Accounts receivable and unbilled revenues, net of reserves of $213.8 and $199.3, respectively	1,780.6	1,818.4
Materials, supplies, and inventories	523.5	807.1
Prepaid taxes	153.0	201.8
Other prepayments	64.9	69.8
Collateral on deposit	214.2	122.4
Other	66.6	139.3
Current assets	2,838.5	3,187.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $10,532.3 and $10,383.8, respectively	30,379.4	29,113.8
Regulatory assets (March 31, 2023 and December 31, 2022 include $90.9 and $92.4, respectively, related to WEPCo Environmental Trust)	3,313.1	3,264.6
Equity investment in transmission affiliates	1,921.7	1,909.2
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	933.4	916.7
Other	357.0	427.3
Long-term assets	39,957.4	38,684.4
Total assets	$42,795.9	$41,872.1

Liabilities and Equity
Current liabilities
Short-term debt	$1,261.2	$1,647.1
Current portion of long-term debt (March 31, 2023 and December 31, 2022 each include $8.9 related to WEPCo Environmental Trust)	808.2	881.2
Accounts payable	680.0	1,198.1
Other	1,016.4	884.6
Current liabilities	3,765.8	4,611.0

Long-term liabilities
Long-term debt (March 31, 2023 and December 31, 2022 each include $94.1 related to WEPCo Environmental Trust)	15,827.3	14,766.2
Deferred income taxes	4,703.2	4,625.6
Deferred revenue, net	367.0	370.7
Regulatory liabilities	3,689.8	3,735.5
Environmental remediation liabilities	491.7	499.6
Pension and OPEB obligations	168.5	171.6
Other	1,794.9	1,475.3
Long-term liabilities	27,042.4	25,644.5

Commitments and contingencies (Note 20)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,113.6	4,115.2
Retained earnings	7,526.7	7,265.3
Accumulated other comprehensive loss	(6.9)	(6.8)
Common shareholders' equity	11,636.6	11,376.9

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	320.7	209.3
Total liabilities and equity	$42,795.9	$41,872.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2023	2022
Operating activities
Net income	$507.6	$568.0
Reconciliation to cash provided by operating activities
Depreciation and amortization	305.5	278.1
Deferred income taxes and ITCs, net	56.5	103.8
Contributions and payments related to pension and OPEB plans	(5.5)	(3.6)
Equity income in transmission affiliates, net of distributions	(6.4)	(7.7)
Change in –
Accounts receivable and unbilled revenues, net	60.7	(174.3)
Materials, supplies, and inventories	293.6	267.0
Prepaid taxes	48.8	62.5
Collateral on deposit	(91.8)	0.2
Other current assets	40.6	21.3
Accounts payable	(424.7)	(293.8)
Temporary LIFO liquidation credit	43.8	130.7
Collateral received	—	132.5
Other current liabilities	19.9	26.3
Other, net	(52.5)	(34.2)
Net cash provided by operating activities	796.1	1,076.8

Investing activities
Capital expenditures	(499.4)	(383.5)
Acquisition of Whitewater	(76.0)	—
Acquisition of Sapphire Sky, net of cash acquired of $0.3	(442.6)	—
Acquisition of Samson I, net of cash acquired of $5.2	(249.4)	—
Capital contributions to transmission affiliates	(6.1)	(21.1)
Proceeds from the sale of assets	4.6	9.7
Proceeds from the sale of investments held in rabbi trust	10.4	15.4
Insurance proceeds received for property damage	—	41.0
Other, net	(9.4)	0.3
Net cash used in investing activities	(1,267.9)	(338.2)

Financing activities
Exercise of stock options	0.9	11.8
Purchase of common stock	(6.9)	(23.4)
Dividends paid on common stock	(246.1)	(229.6)
Issuance of long-term debt	1,100.0	—
Retirement of long-term debt	(35.2)	(15.4)
Change in commercial paper	(385.4)	(447.9)
Payments for debt issuance costs	(7.0)	(0.8)
Other, net	(2.7)	(1.2)
Net cash provided by (used in) financing activities	417.6	(706.5)

Net change in cash, cash equivalents, and restricted cash	(54.2)	32.1
Cash, cash equivalents, and restricted cash at beginning of period	182.2	87.5
Cash, cash equivalents, and restricted cash at end of period	$128.0	$119.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
Net income attributed to common shareholders	—	—	507.5	—	507.5	—	—	507.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Common stock dividends of $0.7800 per share	—	—	(246.1)	—	(246.1)	—	—	(246.1)
Exercise of stock options	—	0.9	—	—	0.9	—	—	0.9
Purchase of common stock	—	(6.9)	—	—	(6.9)	—	—	(6.9)
Acquisition of noncontrolling interests	—	—	—	—	—	—	112.9	112.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Stock-based compensation and other	—	4.4	—	—	4.4	—	—	4.4
Balance at March 31, 2023	$3.2	$4,113.6	$7,526.7	$(6.9)	$11,636.6	$30.4	$320.7	$11,987.7

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	565.9	—	565.9	—	—	565.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.8	1.8
Common stock dividends of $0.7275 per share	—	—	(229.6)	—	(229.6)	—	—	(229.6)
Exercise of stock options	—	11.8	—	—	11.8	—	—	11.8
Purchase of common stock	—	(23.4)	—	—	(23.4)	—	—	(23.4)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.4	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2022	$3.2	$4,131.8	$7,111.4	$(3.2)	$11,243.2	$30.4	$170.9	$11,444.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2023 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2023

NOTE 1—GENERAL INFORMATION

WEC Energy Group serves approximately 1.7 million electric customers and 3.0 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple renewable generating facilities as part of its non-utility energy infrastructure segment.

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

On our financial statements, we consolidate our majority-owned subsidiaries, which we control, and VIEs, of which we are the primary beneficiary. We reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheets related to the minority interests held by third parties in the renewable generating facilities that are included in our non-utility energy infrastructure segment.

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 17, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2023, are not necessarily indicative of expected results for 2023 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of an asset acquisition. The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs. See Note 16, Goodwill and Intangibles, for more information.

Acquisitions of Electric Generation Facilities in Wisconsin

In April 2023, WPS, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and WPS owns 82 MWs of this project. WPS's share of the cost of this project was approximately $160 million. Red Barn qualifies for PTCs.

In February 2023, WPS, along with an unaffiliated entity, received approval from the PSCW to acquire 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. WPS also received approval to transfer its ownership interest to WE. The transaction is expected to close during the second quarter of 2023, and WE's investment is expected to be approximately $102 million. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin.

In January 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility in Whitewater, Wisconsin, for $76.0 million.

03/31/2023 Form 10-Q	9	WEC Energy Group, Inc.

Acquisition of a Solar Generation Facility in Texas

In February 2023, WECI completed the acquisition of an 80% ownership interest in Samson I, a commercially operational 250 MW solar generating facility in Lamar County, Texas, for approximately $249.4 million, which includes transaction costs and is net of cash acquired. The allocation of purchase price to the assets acquired and liabilities assumed was primarily to property, plant, and equipment and an intangible liability related to the PPA. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years. Samson I qualifies for PTCs and is included in the non-utility energy infrastructure segment.

Acquisitions of Electric Generation Facilities in Illinois

In February 2023, WECI completed the acquisition of a 90% ownership interest in Sapphire Sky, a commercially operational 250 MW wind generating facility in McLean County, Illinois, for a total investment of approximately $442.6 million, which includes transaction costs and is net of cash acquired. The allocation of purchase price to the assets acquired and liabilities assumed was primarily to property, plant, and equipment and an intangible liability related to the PPA. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. Sapphire Sky qualifies for PTCs and is included in the non-utility energy infrastructure segment.

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois, for approximately $360 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years. The transaction is subject to FERC approval and commercial operation is expected to begin in early 2024, at which time the transaction is expected to close. Maple Flats is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

Acquisition of Wind Generation Facility in Nebraska

In September 2022, WECI completed the acquisition of a 90% ownership interest in Thunderhead, a commercially operational 300 MW wind generating facility in Antelope and Wheeler counties in Nebraska. The purchase price was $382.0 million, which includes transaction costs and is net of cash acquired. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. Thunderhead qualifies for PTCs and is included in the non-utility energy infrastructure segment.

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2022 Annual Report on Form 10-K.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2023
Electric	$1,203.8	$—	$—	$1,203.8	$—	$—	$—		$1,203.8
Natural gas	784.4	577.7	245.0	1,607.1	21.3	—	(21.1)		1,607.3
Total regulated revenues	1,988.2	577.7	245.0	2,810.9	21.3	—	(21.1)		2,811.1
Other non-utility revenues	—	—	5.2	5.2	43.5	—	(1.6)		47.1
Total revenues from contracts with customers	1,988.2	577.7	250.2	2,816.1	64.8	—	(22.7)		2,858.2
Other operating revenues	8.1	22.0	(0.2)	29.9	101.4	—	(101.4)	(1)	29.9
Total operating revenues	$1,996.3	$599.7	$250.0	$2,846.0	$166.2	$—	$(124.1)		$2,888.1

03/31/2023 Form 10-Q	10	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2022
Electric	$1,187.5	$—	$—	$1,187.5	$—	$—	$—		$1,187.5
Natural gas	746.8	679.9	238.2	1,664.9	15.3	—	(14.8)		1,665.4
Total regulated revenues	1,934.3	679.9	238.2	2,852.4	15.3	—	(14.8)		2,852.9
Other non-utility revenues	—	—	4.6	4.6	43.7	—	(1.6)		46.7
Total revenues from contracts with customers	1,934.3	679.9	242.8	2,857.0	59.0	—	(16.4)		2,899.6
Other operating revenues	8.0	2.2	(1.9)	8.3	100.5	0.2	(100.5)	(1)	8.5
Total operating revenues	$1,942.3	$682.1	$240.9	$2,865.3	$159.5	$0.2	$(116.9)		$2,908.1

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues by customer class:

	Three Months Ended March 31
(in millions)	2023	2022
Residential	$486.5	$463.1
Small commercial and industrial	393.6	370.1
Large commercial and industrial	229.8	229.2
Other	8.0	7.8
Total retail revenues	1,117.9	1,070.2
Wholesale	34.2	42.4
Resale	40.6	56.8
Steam	11.0	12.1
Other utility revenues	0.1	6.0
Total electric utility operating revenues	$1,203.8	$1,187.5

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues by customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2023
Residential	$554.8	$368.9	$164.5	$1,088.2
Commercial and industrial	295.2	117.9	91.5	504.6
Total retail revenues	850.0	486.8	256.0	1,592.8
Transportation	28.9	76.6	10.9	116.4
Other utility revenues (1) (2)	(94.5)	14.3	(21.9)	(102.1)
Total natural gas utility operating revenues	$784.4	$577.7	$245.0	$1,607.1

03/31/2023 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2022
Residential	$502.5	$465.5	$161.3	$1,129.3
Commercial and industrial	272.5	158.3	86.8	517.6
Total retail revenues	775.0	623.8	248.1	1,646.9
Transportation	25.5	80.9	13.9	120.3
Other utility revenues (1) (3)	(53.7)	(24.8)	(23.8)	(102.3)
Total natural gas utility operating revenues	$746.8	$679.9	$238.2	$1,664.9

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities.

(2)During the first quarter of 2023, we over-collected natural gas costs at our Wisconsin segment due to these costs being lower than what was anticipated in rates. We also continued to recover higher natural gas costs we under-collected from customers in prior periods at our Other States segments. As these amounts are billed to customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues. The positive amount at our Illinois segment reflects a decrease in natural gas costs during the first quarter of 2023, compared to what was anticipated in rates.

(3)During the first quarter of 2022, we continued to recover natural gas costs we under-collected from our customers in 2021 related to the extreme weather experienced in February 2021, as well as higher natural gas costs incurred at the majority of our segments during 2021. As these amounts are billed to our customers, they are reflected in retail revenues with an offsetting decrease in other utility revenues.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2023	2022
Wind generation revenues	$36.0	$36.2
We Power revenues (1)	5.9	5.9
Appliance service revenues	5.2	4.6
Total other non-utility operating revenues	$47.1	$46.7

(1)As part of the construction of the We Power electric utility generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2023	2022
Late payment charges	$17.2	$13.6
Alternative revenues (1)	11.8	(6.0)
Other	0.9	0.9
Total other operating revenues	$29.9	$8.5

03/31/2023 Form 10-Q	12	WEC Energy Group, Inc.

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

We have an accounts receivable and unbilled revenue balance associated with our non-utility energy infrastructure segment, related to the sale of electricity from our majority-owned renewable generating facilities through agreements with several large high credit quality counterparties.

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

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at March 31, 2023 and December 31, 2022, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
March 31, 2023
Accounts receivable and unbilled revenues	$1,232.2	$561.0	$143.5	$1,936.7	$50.0	$7.7	$1,994.4
Allowance for credit losses	90.9	116.5	6.4	213.8	—	—	213.8
Accounts receivable and unbilled revenues, net (1)	$1,141.3	$444.5	$137.1	$1,722.9	$50.0	$7.7	$1,780.6

Total accounts receivable, net – past due greater than 90 days (1)	$67.9	$61.6	$1.7	$131.2	$—	$—	$131.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.5%	100.0%	—%	97.4%	—%	—%	97.4%

03/31/2023 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2022
Accounts receivable and unbilled revenues	$1,199.4	$624.2	$164.4	$1,988.0	$25.4	$4.3	$2,017.7
Allowance for credit losses	82.0	111.0	6.3	199.3	—	—	199.3
Accounts receivable and unbilled revenues, net (1)	$1,117.4	$513.2	$158.1	$1,788.7	$25.4	$4.3	$1,818.4

Total accounts receivable, net – past due greater than 90 days (1)	$51.9	$52.9	$1.9	$106.7	$—	$—	$106.7
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.0%	100.0%	—%	96.8%	—%	—%	96.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at March 31, 2023, $1,119.8 million, or 62.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A roll-forward of the allowance for credit losses by reportable segment is included below:

(in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2023	$82.0	$111.0	$6.3	$199.3
Provision for credit losses	11.2	8.5	1.3	21.0
Provision for credit losses deferred for future recovery or refund	20.4	15.2	—	35.6
Write-offs charged against the allowance	(28.9)	(23.0)	(1.6)	(53.5)
Recoveries of amounts previously written off	6.2	4.8	0.4	11.4
Balance at March 31, 2023	$90.9	$116.5	$6.4	$213.8

On a consolidated basis, there was a $14.5 million increase in the allowance for credit losses at March 31, 2023, compared to January 1, 2023, driven by an increase in past due accounts receivable balances at our Wisconsin and Illinois reportable segments. An increase in past due balances is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect customer service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31.

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

On a consolidated basis, there was a $2.3 million increase in the allowance for credit losses at March 31, 2022, compared to January 1, 2022, driven by an increase in past due accounts receivable balances at our Wisconsin and Illinois reportable segments. We believe that the higher year-over-year energy costs that customers were seeing, which were driven by high natural gas prices, contributed to the higher past due accounts receivable balances. As discussed above, an increase in past due balances is also a trend we generally see over the winter moratorium months.

03/31/2023 Form 10-Q	14	WEC Energy Group, Inc.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2023 and December 31, 2022. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2022 Annual Report on Form 10-K.

(in millions)	March 31, 2023	December 31, 2022
Regulatory assets
Pension and OPEB costs	$701.9	$714.3
Plant retirement related items	677.9	688.6
Environmental remediation costs	590.6	610.7
Income tax related items	457.5	461.9
Derivatives	196.5	133.8
Asset retirement obligations	171.1	169.7
System support resource	120.9	123.5
Uncollectible expense	95.9	69.3
Securitization	90.9	92.4
Bluewater (1)	31.4	20.9
Energy efficiency programs	30.0	33.9
MERC extraordinary natural gas costs	21.2	35.1
Other, net	139.5	152.8
Total regulatory assets	$3,325.3	$3,306.9

Balance sheet presentation
Other current assets	$12.2	$42.3
Regulatory assets	3,313.1	3,264.6
Total regulatory assets	$3,325.3	$3,306.9

(1)Primarily related to costs associated with the long-term service agreement our Wisconsin utilities have with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, our Wisconsin utilities defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(in millions)	March 31, 2023	December 31, 2022
Regulatory liabilities
Income tax related items	$1,945.4	$1,956.6
Removal costs	1,279.3	1,260.9
Pension and OPEB benefits	335.3	340.5
Energy costs refundable through rate adjustments (1)	138.5	53.4
Derivatives	21.6	76.7
Decoupling	21.1	20.2
Uncollectible expense	20.1	24.0
Energy efficiency programs	18.5	10.4
Other, net	55.0	49.2
Total regulatory liabilities	$3,834.8	$3,791.9

Balance sheet presentation
Other current liabilities	$145.0	$56.4
Regulatory liabilities	3,689.8	3,735.5
Total regulatory liabilities	$3,834.8	$3,791.9

(1)The increase in these regulatory liabilities was primarily due to lower natural gas costs incurred during the first quarter of 2023, compared to what was anticipated in rates.

03/31/2023 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 5 – 8

As a result of a PSCW approval for the construction of a solar and battery project received in December 2022, retirement of the OCPP generating units 5 – 8 became probable. In early 2023, we received additional approvals for electric generation facilities, including West Riverside and the Koshkonong Solar-Battery Park. OCPP units 5 and 6 are expected to be retired by May 2024, while units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of units 5 – 8 was $812.9 million at March 31, 2023, which does not include deferred taxes. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 2026. The total net book value of WPS's ownership share of units 1 and 2 was $268.7 million at March 31, 2023, which does not include deferred taxes. These amounts were classified as plant to be retired within property, plant, and equipment on our balance sheets. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC – Storm Damage

During a wind storm in March 2023, certain sections across approximately 40% of our Samson I solar facility incurred some amount of damage. In the first quarter of 2023, we recognized an impairment of $21.4 million related to damage from this storm, which was substantially offset by a $20.7 million receivable for future insurance recoveries. In the first quarter of 2023, the net impact of these amounts, or $0.7 million, was recorded in other operation and maintenance expense. A full damage assessment is still underway, but based on current damage and repair estimates, we do not currently expect a significant impact to our future results of operations. Although we may experience differences between periods in the timing of cash flows, we also do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the three months ended March 31, 2023, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	257,780
Restricted shares (2)	75,453
Performance units	157,035

(1)Stock options awarded had a weighted-average exercise price of $93.69 and a weighted-average grant date fair value of $19.58 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $93.69 per share.

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

03/31/2023 Form 10-Q	16	WEC Energy Group, Inc.

loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2022 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock Dividends

On April 20, 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share, payable on June 1, 2023, to shareholders of record on May 12, 2023.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2023	December 31, 2022
Commercial paper
Amount outstanding	$1,258.1	$1,643.5
Weighted-average interest rate on amounts outstanding	5.16%	4.64%
Operating expense loans
Amount outstanding (1)	$3.1	$3.6

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, and Jayhawk entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2023 was $992.4 million with a weighted-average interest rate during the period of 4.84%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	March 31, 2023
WEC Energy Group	September 2026	$1,500.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,258.1
Available capacity under existing agreements		$1,839.6

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In January 2023, we issued $650.0 million of 4.75% Senior Notes due January 9, 2026, and $450.0 million of 4.75% Senior Notes due January 15, 2028, and used the net proceeds to repay short-term debt and for other corporate purposes.

In April 2023, we issued an additional $350.0 million of our 4.75% Senior Notes due January 9, 2026, and used the net proceeds to repay short-term debt and for other corporate purposes.

03/31/2023 Form 10-Q	17	WEC Energy Group, Inc.

Integrys Holding, Inc.

In March 2023, Integrys repurchased $18.9 million of the $221.4 million outstanding of its 6.00% 2013 Junior Notes, prior to maturity for $18.6 million. Integrys recognized an insignificant gain on the early extinguishment of debt due to the debt being repurchased at a discount.

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	March 31, 2023	December 31, 2022
Materials and supplies	$276.6	$257.0
Natural gas in storage	137.0	446.3
Fossil fuel	109.9	103.8
Total	$523.5	$807.1

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2023, we had a temporary LIFO liquidation credit of $43.8 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$122.1	21.0%	$145.5	21.0%
State income taxes net of federal tax benefit	35.8	6.2%	43.6	6.3%
PTCs	(66.2)	(11.4)%	(44.8)	(6.5)%
Federal excess deferred tax amortization	(13.1)	(2.3)%	(15.8)	(2.3)%
Other, net	(4.5)	(0.8)%	(1.4)	(0.2)%
Total income tax expense	$74.1	12.7%	$127.1	18.3%

The effective tax rates of 12.7% and 18.3% for the three months ended March 31, 2023, and 2022, respectively, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information about the impact of the Tax Legislation.

03/31/2023 Form 10-Q	18	WEC Energy Group, Inc.

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

When possible, we base the valuations of our assets and liabilities on quoted prices for identical assets and liabilities in active markets. These valuations are classified in Level 1. The valuations of certain contracts not classified as Level 1 may be based on quoted market prices received from counterparties and/or observable inputs for similar instruments. Transactions valued using these inputs are classified in Level 2. Certain derivatives, such as FTRs and TCRs, are categorized in Level 3 due to the significance of unobservable or internally-developed inputs. FTRs and TCRs are valued using auction prices from the applicable regional transmission organization.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$0.5	$2.5	$—	$3.0
FTRs	—	—	3.0	3.0
Coal contracts	—	1.7	—	1.7
Total derivative assets	$0.5	$4.2	$3.0	$7.7

Investments held in rabbi trust	$44.0	$—	$—	$44.0

Derivative liabilities
Natural gas contracts	$153.5	$1.6	$—	$155.1
Coal contracts	—	14.7	—	14.7
Total derivative liabilities	$153.5	$16.3	$—	$169.8

03/31/2023 Form 10-Q	19	WEC Energy Group, Inc.

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$16.3	$16.2	$—	$32.5
FTRs	—	—	7.8	7.8
Coal contracts	—	34.5	—	34.5
Total derivative assets	$16.3	$50.7	$7.8	$74.8

Investments held in rabbi trust	$50.9	$—	$—	$50.9

Derivative liabilities
Natural gas contracts	$81.4	$15.2	$—	$96.6

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs, which are used at our electric utilities and certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets. During the first quarter of 2023, we also held TCRs, which were used at certain of our non-utility wind parks to manage electric transmission congestion costs in the SPP Integrated Marketplace, but these TCRs settled prior to March 31, 2023.

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended March 31, 2023, we recorded $2.8 million of net unrealized gains in earnings related to the investments held at the end of the period, compared with $3.3 million of net unrealized losses recorded during the same quarter in 2022.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2023	2022
Balance at the beginning of the period	$7.8	$2.4
Purchases	0.3	—
Realized and unrealized net losses included in earnings (1)	(0.3)	—
Settlements	(4.8)	(1.4)
Balance at the end of the period	$3.0	$1.0
Unrealized net losses included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$(0.1)	$—
(1)Amounts relate to FTRs and TCRs acquired by certain wind generating facilities included in our non-utility energy infrastructure segment. These realized and unrealized net losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$23.1	$30.4	$22.7
Long-term debt, including current portion (1)	16,524.7	15,349.3	15,464.2	13,921.3

(1)The carrying amount of long-term debt excludes finance lease obligations of $110.8 million and $183.2 million at March 31, 2023 and December 31, 2022, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

03/31/2023 Form 10-Q	20	WEC Energy Group, Inc.

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

	March 31, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$2.7	$147.3	$32.5	$88.2
FTRs	3.0	—	7.8	—
Coal contracts	1.3	9.2	18.9	—
Total current	7.0	156.5	59.2	88.2

Long-term
Natural gas contracts	0.3	7.8	—	8.4
Coal contracts	0.4	5.5	15.6	—
Total long-term	0.7	13.3	15.6	8.4
Total	$7.7	$169.8	$74.8	$96.6

Realized gains and losses on derivatives used in our regulated utility operations are recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our utilities’ fuel and natural gas cost recovery mechanisms. Realized gains and losses on FTRs and TCRs used in our non-utility operations are recorded in operating revenues on the income statements. Our estimated notional sales volumes and realized gains and losses were as follows:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	58.7 Dth	$(75.3)	59.5 Dth	$31.6
FTRs and TCRs	7.3 MWh	0.4	7.0 MWh	1.0
Total		$(74.9)		$32.6

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2023 and December 31, 2022, we had posted cash collateral of $214.2 million and $122.4 million, respectively. These amounts were recorded on our balance sheets in collateral on deposit.

03/31/2023 Form 10-Q	21	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$7.7	$169.8		$74.8	$96.6
Gross amount not offset on the balance sheet	(0.7)	(153.7)	(1)	(17.5)	(82.5)	(2)
Net amount	$7.0	$16.1		$57.3	$14.1

(1)Includes cash collateral posted of $153.0 million.

(2)Includes cash collateral posted of $65.0 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three months ended March 31, 2023 and 2022 were not significant. At March 31, 2023, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 14—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at March 31, 2023	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$116.3	$9.5	$0.2	$106.6
Surety bonds (2)	33.8	33.7	0.1	—
Other guarantees (3)	9.7	—	—	9.7
Total guarantees	$159.8	$43.2	$0.3	$116.3

(1)At our request or the request of our subsidiaries, financial institutions have issued standby letters of credit for the benefit of third parties that have extended credit to our subsidiaries. These amounts are not reflected on our balance sheets.

(2)Primarily for environmental remediation, workers compensation self-insurance programs, and obtaining various licenses, permits, and rights-of-way. These amounts are not reflected on our balance sheets.

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended March 31
(in millions)	2023	2022
Service cost	$6.6	$12.4
Interest cost	30.8	22.8
Expected return on plan assets	(47.4)	(52.7)
Amortization of prior service cost	0.1	0.4
Amortization of net actuarial loss	7.4	19.1
Net periodic benefit cost (credit)	$(2.5)	$2.0

03/31/2023 Form 10-Q	22	WEC Energy Group, Inc.

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2023	2022
Service cost	$2.5	$3.8
Interest cost	5.4	3.9
Expected return on plan assets	(13.3)	(17.2)
Amortization of prior service credit	(3.7)	(4.0)
Amortization of net actuarial gain	(3.2)	(6.0)
Net periodic benefit credit	$(12.3)	$(19.5)

During the three months ended March 31, 2023, we made contributions and payments of $4.9 million related to our pension plans and $0.6 million related to our OPEB plans. We expect to make contributions and payments of $9.6 million related to our pension plans and $1.5 million related to our OPEB plans during the remainder of 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of March 31, 2023, we recorded a $2.1 million regulatory asset for pension costs and a $3.7 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 16—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at March 31, 2023. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2023.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of March 31, 2023.

Intangible Assets

At March 31, 2023 and December 31, 2022, we had $29.3 million and $24.9 million, respectively, of indefinite-lived intangible assets, largely consisting of spectrum frequencies. During the first quarter of 2023, we purchased additional spectrum frequencies for $4.4 million. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI and are classified as other long-term liabilities on our balance sheets.

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$653.9	$(27.1)	$626.8	$343.9	$(16.9)	$327.0
Proxy revenue swap (2)	7.2	(2.9)	4.3	7.2	(2.8)	4.4
Interconnection agreements (3)	4.7	(0.8)	3.9	4.7	(0.7)	4.0
Total intangible liabilities	$665.8	$(30.8)	$635.0	$355.8	$(20.4)	$335.4

(1)    Represents PPAs related to the acquisition of Blooming Grove Wind Energy Center LLC , Tatanka Ridge, Jayhawk, Thunderhead, Samson I, and Sapphire Sky expiring between 2030 and 2037. The weighted-average remaining useful life of the PPAs is 12 years.

03/31/2023 Form 10-Q	23	WEC Energy Group, Inc.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is six years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill Energy III LLC, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 18 years.

Amortization related to these intangible liabilities for the three months ended March 31, 2023, and 2022, was $10.4 million and $2.2 million, respectively. Amortization for the next five years, including amounts recorded through March 31, 2023, is estimated to be:

	For the Years Ending December 31
(in millions)	2023	2024	2025	2026	2027
Amortization to be recorded as an increase to operating revenues	$50.4	$53.4	$53.4	$53.4	$53.4
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

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

	Three Months Ended March 31, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,884.6	$24.6	$1,909.2
Add: Earnings from equity method investment	42.9	0.9	43.8
Add: Capital contributions	6.1	—	6.1
Less: Distributions	37.4	—	37.4
Balance at end of period	$1,896.2	$25.5	$1,921.7

	Three Months Ended March 31, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	41.0	0.7	41.7
Add: Capital contributions	21.1	—	21.1
Less: Distributions	34.0	—	34.0
Balance at end of period	$1,795.0	$23.2	$1,818.2

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2023	2022
Charges to ATC for services and construction	$3.8	$6.2
Charges from ATC for network transmission services	94.5	91.1

03/31/2023 Form 10-Q	24	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	March 31, 2023	December 31, 2022
Accounts receivable for services provided to ATC	$1.5	$1.2
Accounts payable for services received from ATC	31.5	30.4
Amounts due from ATC for transmission infrastructure upgrades (1)	29.3	26.6

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended March 31
(in millions)	2023	2022
Income statement data
Operating revenues	$200.4	$191.0
Operating expenses	99.1	95.5
Other expense, net	32.5	28.0
Net income	$68.8	$67.5

(in millions)	March 31, 2023	December 31, 2022
Balance sheet data
Current assets	$100.2	$89.6
Noncurrent assets	6,070.8	5,997.8
Total assets	$6,171.0	$6,087.4

Current liabilities	$459.7	$511.9
Long-term debt	2,712.5	2,613.0
Other noncurrent liabilities	502.5	485.8
Members' equity	2,496.3	2,476.7
Total liabilities and members' equity	$6,171.0	$6,087.4

NOTE 18—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At March 31, 2023, we reported six segments, which are described below.

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

•The non-utility energy infrastructure segment includes:
◦We Power, which owns and leases generating facilities to WE,
◦Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities, and
◦WECI, which holds majority interests in multiple renewable generating facilities.

See Note 2, Acquisitions, for more information on recent WECI acquisitions.

03/31/2023 Form 10-Q	25	WEC Energy Group, Inc.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Wisvest LLC, Wisconsin Energy Capital Corporation, and WEC Business Services LLC.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2023 and 2022:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2023
External revenues	$1,996.3	$599.7	$250.0	$2,846.0	$—	$42.1	$—	$—	$2,888.1
Intersegment revenues	—	—	—	—	—	124.1	—	(124.1)	—
Other operation and maintenance	380.8	113.7	24.7	519.2	—	17.8	(1.4)	(1.6)	534.0
Depreciation and amortization	207.3	58.5	10.4	276.2	—	42.7	5.1	(18.5)	305.5
Equity in earnings of transmission affiliates	—	—	—	—	43.8	—	—	—	43.8
Interest expense	150.6	21.6	4.2	176.4	4.8	19.9	55.6	(84.5)	172.2
Income tax expense (benefit)	65.9	42.0	11.2	119.1	9.7	(17.8)	(36.9)	—	74.1
Net income (loss)	257.5	113.1	33.2	403.8	29.3	88.3	(13.8)	—	507.6
Net income (loss) attributed to common shareholders	257.2	113.1	33.2	403.5	29.3	88.5	(13.8)	—	507.5

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2022
External revenues	$1,942.3	$682.1	$240.9	$2,865.3	$—	$42.6	$0.2	$—	$2,908.1
Intersegment revenues	—	—	—	—	—	116.9	—	(116.9)	—
Other operation and maintenance	312.6	113.6	24.6	450.8	—	10.9	(5.7)	(1.6)	454.4
Depreciation and amortization	187.1	56.8	10.0	253.9	—	34.0	6.5	(16.3)	278.1
Equity in earnings of transmission affiliates	—	—	—	—	41.7	—	—	—	41.7
Interest expense	136.3	17.7	3.3	157.3	4.9	17.2	22.6	(84.4)	117.6
Income tax expense (benefit)	95.4	42.1	10.4	147.9	8.9	(4.9)	(24.8)	—	127.1
Net income	288.4	113.4	31.5	433.3	27.8	93.3	13.6	—	568.0
Net income attributed to common shareholders	288.1	113.4	31.5	433.0	27.8	91.5	13.6	—	565.9

03/31/2023 Form 10-Q	26	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet.

(in millions)	March 31, 2023	December 31, 2022
Assets
Other current assets (restricted cash)	$5.1	$3.0
Regulatory assets	90.9	92.4
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	8.9	8.9
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	94.1	94.1

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At March 31, 2023 and December 31, 2022, our

03/31/2023 Form 10-Q	27	WEC Energy Group, Inc.

equity investment in ATC was $1,896.2 million and $1,884.6 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At March 31, 2023 and December 31, 2022, our equity investment in ATC Holdco was $25.5 million and $24.6 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

The renewable generation facilities that are part of our non-utility energy infrastructure segment have obligations to distribute and sell electricity through long-term offtake agreements with their customers for all of the energy produced. In order to support these sales obligations, these companies enter into easements and other service agreements associated with the generating facilities.

Our minimum future commitments related to these purchase obligations as of March 31, 2023, including those of our subsidiaries, were approximately $10.4 billion.

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

03/31/2023 Form 10-Q	28	WEC Energy Group, Inc.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. The rule took effect for the 2023 ozone season. After review of the final rule, we believe that we are well positioned to meet the requirements.

Our RICE units in the Upper Peninsula of Michigan and planned RICE units in Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule but included new language defining an LDC that we are still evaluating.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu, which could have an adverse effect on our utilities. The EPA is also seeking comments on an even lower limit of 0.006 lb/MMBtu. We are still evaluating the proposed rule revisions to understand the impacts, if any, to our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting a previously issued EPA staff-written Integrated Science Assessment for ozone which supported the reconsideration of the 2015 standard. The EPA staff issued a draft Policy Assessment in March 2023 in support of revisiting the 2020 decision to retain the 2015 ozone standards with no changes and indicated that they intend to publish their reconsideration in early 2024, with an anticipated final rule by early 2025.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021 and should be adjusted to "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR was required to submit a SIP revision to the EPA to address the moderate nonattainment status, which it did in December 2022.

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

03/31/2023 Form 10-Q	29	WEC Energy Group, Inc.

latest report. The EPA has announced it plans to issue a final decision on the reconsideration in summer 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territories should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

The ACE rule, which replaced the Clean Power Plan, was vacated by the D.C. Circuit Court of Appeals in January 2021. In October 2021, the Supreme Court agreed to review the D.C. Circuit Court's ruling and in June 2022, the Supreme Court issued its decision. The Supreme Court found that the EPA may regulate GHGs under section 111 of the CAA but cannot rely on generation shifting to lower carbon emitting sources to do so. A new GHG replacement rule for existing sources is under review by the OMB.

In January 2021, the EPA finalized a rule to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants; however, it was vacated by the D.C. Circuit Court of Appeals in April 2021. A new GHG replacement rule for new, modified, and reconstructed sources is under review by the OMB. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. The proposed revisions could impact the reporting required of our local natural gas distribution companies and underground natural gas storage facilities. The EPA intends to issue a new supplemental notice of proposed rulemaking in the second quarter of 2023 with an anticipated final rule to be issued in the fourth quarter of 2023 for all subparts of this rule.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,900 MWs of coal-fired generation since the beginning of 2018. Through our ESG Progress Plan, we expect to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 6, Property, Plant, and Equipment, for more information on the timing of the retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

We also continue to reduce methane emissions by improving our natural gas distribution systems, and have set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our utility systems.

We are also required to report CO2 equivalent emissions related to the natural gas that our natural gas utilities distribute and sell. We reported aggregated CO2 equivalent emissions of 29.3 million metric tonnes to the EPA for 2022.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

The EPA issued a final regulation under Section 316(b) of the CWA that became effective in October 2014 and requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities.

Pursuant to a WDNR rule, which became effective in June 2020, the requirements of federal Section 316(b) of the CWA were incorporated into the Wisconsin Administrative Code. The WDNR applies this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for WE and WPS facilities.

We have received a final BTA determination for Valley power plant. We have received interim BTA determinations for PWGS, OCPP Units 5-8, and Weston Units 3 and 4. We believe that existing technology installed at the OCPP facility meets the BTA requirements;

03/31/2023 Form 10-Q	30	WEC Energy Group, Inc.

however, depending on the timing of the permit reissuance, all four generating units at the OCPP may be retired prior to the WDNR making a final BTA decision, anticipated in 2025. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance in 2023.

We are engaged in discussions with the WDNR regarding the current status of the BTA determination at PWGS. There is uncertainty about whether existing technology meets all of the WDNR's BTA requirements. We will not be in a position to determine what, if any, modifications may be needed at PWGS until the WDNR issues the WPDES permit renewal for PWGS, expected during the second quarter of 2023.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW and wet FGD wastewaters at existing facilities and created new requirements for several types of power plant wastewaters. The two new requirements that affect us relate to discharge limits for BATW and wet FGD wastewater. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. Through 2023, we expect that compliance costs associated with the ELG rule will require $110 million in capital investment. A $10 million BATW modification to OC 7 and OC 8 was completed and placed in-service in mid-2021, and in December 2021, the PSCW issued a Certificate of Authority approving the $90 million ERGS FGD wastewater treatment system modification. The BATW modifications, including $10 million of modifications at Weston Unit 3, do not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadline in December 2023.

In March 2023, the EPA issued the proposed "supplemental ELG rule." The rule would replace the existing 2020 ELG rule and, as proposed, would establish stricter limitations on: 1) BATW; 2) FGD wastewater; 3) CCR leachate; and 4) legacy wastewaters. The most significant proposed ELG rule change is a ZLD requirement for FGD wastewater. Under the proposed rule, this new ZLD requirement must be met by a date determined by the permitting authority (the WDNR for WE) that is as soon as possible beginning 60 days following publication of the final rule, but no later than December 31, 2029.

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule (March 29, 2023). Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although we are currently completing a $90 million biological treatment system at ERGS, which we expect to be complete later this year, the expected timing of the project's completion would not comply with the deadline imposed by the EPA to qualify for early adopter status. In addition, we do not believe that, upon its completion, the biological treatment system would be compliant with FGD wastewater treatment requirements as proposed. We are assessing the potential impact, as well as working with the Edison Electric Institute to submit comments to the EPA, regarding this proposed rule revision.

If the supplemental ELG rule is finalized as proposed, we anticipate that our coal fueled facilities either meet, or will meet, the proposed rule provisions that apply to BATW. Once the Weston 3 BATW project is complete, currently expected by the end of 2023, we anticipate that ERGS, Weston 3, and OCPP Units 5 and 6 will have compliant dry bottom ash transport systems. At this time, we do not anticipate significant costs related to complying with the proposed rule as it relates to CCR leachate and legacy wastewater.

Waters of the United States

In January 2023, the EPA and the United States Army Corps of Engineers together released a final rule revising the definition of WOTUS. This rule became effective on March 20, 2023. The final rule states that it is based on the pre-2015 definition of "waters of the United States." The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

The recent rulemaking could be affected by a significant pending Supreme Court case involving WOTUS determination. In October 2022, the Supreme Court heard oral arguments in a case, Sackett v. Environmental Protection Agency, to evaluate the proper test for determining whether wetlands are WOTUS. A decision by the Supreme Court is expected during the second quarter of 2023.

03/31/2023 Form 10-Q	31	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2023	December 31, 2022
Regulatory assets	$590.6	$610.7
Reserves for future environmental remediation	491.7	499.6

Coal Combustion Residuals Rule

In January 2023, the EPA released a notice regarding their intent to revise the CCR rule. The EPA is drafting regulations for CCR storage at inactive generating units or "legacy units." The EPA is also considering proposing corrective action requirements for all CCR contamination at any regulated facility, regardless of how or when the CCR was placed at such site. Our legacy units are currently regulated by the states in which they are located. The proposed rule is expected in summer 2023.

In February 2023, the EPA published notice in the Federal Register of a proposed consent decree to resolve a citizen suit related to conducting a review of Resource Conservation and Recovery Act regulations pertaining to the CCR rule. We are still evaluating the proposed language to understand the impact, if any, to our operations.

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

03/31/2023 Form 10-Q	32	WEC Energy Group, Inc.

in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. We are working with the EPA on a closeout process for the Consent Decree and expect that process to begin later in 2023.

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

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Three Months Ended March 31
(in millions)	2023	2022
Cash paid for interest, net of amount capitalized	$107.5	$68.3
Cash paid for income taxes, net	1.0	0.7
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	123.0	118.7
Increase in receivable related to insurance proceeds	20.7	0.3

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$35.7	$28.9
Restricted cash included in other current assets	39.2	25.6
Restricted cash included in other long-term assets	53.1	127.7
Cash, cash equivalents, and restricted cash	$128.0	$182.2

Our restricted cash consisted of the following:

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
•Cash we received when WECI acquired ownership interests in certain renewable generation projects. This cash is restricted as it can only be used to pay for any remaining costs associated with the construction of the renewable generation facilities.
•Cash used by WE and WPS during January 2023 to purchase a natural gas-fired cogeneration facility located in Whitewater, Wisconsin. This cash was included in other long-term assets at December 31, 2022. See Note 2, Acquisitions, for more information on the purchase of this facility.

03/31/2023 Form 10-Q	33	WEC Energy Group, Inc.

NOTE 22—REGULATORY ENVIRONMENT

The Peoples Gas Light and Coke Company and North Shore Gas Company

2023 Rate Case

On January 6, 2023, PGL and NSG filed requests with the ICC to increase their natural gas rates. They are requesting incremental rate increases of $194.7 million (13.0%) and $18.7 million (7.8%), respectively. The requested rate increases are primarily driven by capital investments made to strengthen the safety and reliability of each utility’s natural gas distribution system. PGL is also seeking to recover costs incurred to upgrade its natural gas storage field and operations facilities and to continue improving customer service.

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

PGL's QIP rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2023, PGL filed its 2022 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2021, are still pending.

As of March 31, 2023, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years, which include 2016 through 2022, will be deemed recoverable by the ICC.

Minnesota Energy Resources Corporation

2023 Rate Case

In November 2022, MERC initiated a rate proceeding with the MPUC to increase its retail natural gas base rates by $40.3 million (9.9%). MERC's request reflected a 10.3% ROE and a common equity component average of 53.0%. The proposed retail natural gas rate increase is primarily driven by increased capital investments as well as inflationary pressure on operating costs. In December 2022, the MPUC approved MERC's request for interim rates totaling $37.0 million, subject to refund. The interim rates went into effect on January 1, 2023.

In April 2023, MERC reached a settlement with certain intervenors. The settlement reflects a natural gas base rate increase of $28.8 million (7.1%), along with a 9.65% ROE and a common equity component average of 53.0%. Under the agreed upon settlement, MERC will continue the use of its decoupling mechanism for residential customers, and it will be expanded to include certain small commercial and industrial customers. The settlement is pending MPUC approval, and we expect a decision in the fourth quarter of 2023.

Michigan Gas Utilities Corporation

2023 Rate Case

On March 3, 2023, MGU filed a request with the MPSC to increase its retail natural gas base rates by $19.1 million (9.1%). MGU's request reflects a 10.4% ROE and a common equity component average of 51.4%. The proposed natural gas rate increase is primarily driven by capital investments made to strengthen the safety and reliability of MGU's natural gas distribution system and to provide service to additional customers. Inflationary pressure on operating costs also contributed to the proposed rate increase.

03/31/2023 Form 10-Q	34	WEC Energy Group, Inc.

As part of MGU's rate application, it also requested changes to its Main Replacement Program rider. The changes include updates for projects that are expected to be placed in service during 2023 and 2024 and included in MGU's base rates, updates to remaining project costs to address inflation, and an extension of the rider for an additional two years (new expiration of 2029).

An MPSC decision is anticipated in the fourth quarter of 2023, with any rate adjustments expected to be effective January 1, 2024.

NOTE 23—NEW ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to provide relief for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Under ASU No. 2020-04, this relief was effective for all entities beginning March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extends the relief for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform to December 31, 2024. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

03/31/2023 Form 10-Q	35	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2022 Annual Report on Form 10-K.

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in American Transmission Company LLC (ATC) (a for-profit electric transmission company regulated by the Federal Energy Regulatory Commission and certain state regulatory commissions), and non-utility energy infrastructure operations through W.E. Power, LLC (which owns generation assets in Wisconsin that it leases to Wisconsin Electric Power Company (WE)), Bluewater Natural Gas Holding, LLC (which owns underground natural gas storage facilities in Michigan), and WEC Infrastructure LLC (WECI), which holds ownership interests in several renewable generating facilities.

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

We have announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

As part of our path toward these goals, we are exploring co-firing with natural gas at our ERGS coal-fired units. By the end of 2030, we expect to use coal as a backup fuel only, and we believe we will be in a position to eliminate coal as an energy source by the end of 2035.

We already have retired more than 1,900 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. Through our ESG Progress Plan, we expect to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of Oak Creek Power Plant Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•1,900 MWs of utility-scale solar;
•700 MWs of battery storage; and

03/31/2023 Form 10-Q	36	WEC Energy Group, Inc.

•700 MWs of wind.

We also plan on investing in a combination of clean, natural gas-fired generation, including:

•100 MWs of reciprocating internal combustion engine (RICE) natural gas-fueled generation; and
•the planned purchase of up to 200 MWs of capacity in the West Riverside Energy Center — a combined cycle natural gas plant recently completed by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 25 Solar Now projects and currently has another four under construction, together totaling more than 30 MWs. The second program, the Dedicated Renewable Energy Resource (DRER) pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, and was adjusted down from 150 MWs to up to 35 MWs of renewables that could be added to WE's portfolio. The DRER pilot would help these larger customers meet their sustainability and renewable energy goals.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of renewable natural gas (RNG) throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots. We have since signed our first five contracts for RNG for our natural gas distribution business, which will be transporting the output of local dairy farms onto our gas distribution systems. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. Our first five contracts bring us to a total of one Bcf of RNG planned to enter our systems, and we expect to have RNG flowing in 2023, supporting our goal to reduce methane emissions.

As part of our effort to look for new opportunities in sustainable energy, during 2022 we completed testing the effects of blending hydrogen, a clean generating fuel, with natural gas for one of our RICE generating units in the Upper Peninsula of Michigan. We partnered with the Electric Power Research Institute (EPRI) in this research that could help create another viable option for decarbonizing the economy. The results of this testing were recently shared by EPRI and in various industry presentations.

We are planning a pilot program for the fourth-quarter of 2023 with EPRI and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today.

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

03/31/2023 Form 10-Q	37	WEC Energy Group, Inc.

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

We expect to spend approximately $3.6 billion from 2023 to 2027 on reliability related projects with continued investment anticipated over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

Our investment focus remains in our regulated utility and non-utility energy infrastructure businesses, as well as our investment in ATC. In our non-utility energy infrastructure segment, we have acquired or agreed to acquire majority interests in eight wind parks and two solar parks, with total available capacity of more than 2,000 MWs. These renewable energy assets represent more than $2.9 billion in committed investments and have long-term agreements to serve customers outside our traditional service areas. Production tax credits from these renewable investments reduce our cash tax expense. In addition, we anticipate that credits generated in 2023 and beyond will be eligible to be transferred to third parties in exchange for cash. See Note 2, Acquisitions, for information on recent and pending transactions.

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

03/31/2023 Form 10-Q	38	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2023

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2023 with the first quarter of 2022, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2023	2022	B (W)
Wisconsin	$257.2	$288.1	$(30.9)
Illinois	113.1	113.4	(0.3)
Other states	33.2	31.5	1.7
Electric transmission	29.3	27.8	1.5
Non-utility energy infrastructure	88.5	91.5	(3.0)
Corporate and other	(13.8)	13.6	(27.4)
Net income attributed to common shareholders	$507.5	$565.9	$(58.4)

Diluted earnings per share	$1.61	$1.79	$(0.18)

Earnings decreased $58.4 million during the first quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the $58.4 million decrease in earnings were:

•A $30.9 million decrease in net income attributed to common shareholders at the Wisconsin segment, driven by increases in various operating expenses, including expenses related to transmission, depreciation and amortization, and regulatory amortizations. A decrease in electric and natural gas margins due to lower sales volumes, driven by warmer winter weather during the first quarter of 2023, compared with the same quarter in 2022, and a negative quarter-over-quarter impact from collections of fuel and purchased power costs, also contributed to the lower earnings. These negative impacts were partially offset by an increase in electric and natural gas margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders.

•A $13.8 million net loss attributed to common shareholders at the corporate and other segment during the first quarter of 2023, compared with $13.6 million of net income during the same quarter in 2022. The decrease in earnings was driven by higher interest expense and lower earnings from our equity method investments in technology and energy-focused investment funds. These negative impacts were partially offset by net gains from the investments held in the Integrys rabbi trust during the first quarter of 2023, compared with net losses during the same quarter in 2022. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

03/31/2023 Form 10-Q	39	WEC Energy Group, Inc.

Expected 2023 Annual Effective Tax Rate

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the first quarter of 2023 and 2022:

	Three Months Ended March 31
(in millions)	2023	2022
Wisconsin	$441.8	$497.7
Illinois	175.4	168.2
Other states	48.3	44.6

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

03/31/2023 Form 10-Q	40	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $257.2 million during the first quarter of 2023, representing a $30.9 million, or 10.7%, decrease over the same quarter in 2022. The lower earnings were driven by increases in various operating expenses, including expenses related to transmission, depreciation and amortization, and regulatory amortizations. A decrease in electric and natural gas margins due to lower sales volumes, driven by warmer winter weather during the first quarter of 2023, compared with the same quarter in 2022, and a negative quarter-over-quarter impact from collections of fuel and purchased power costs, also contributed to the lower earnings. These negative impacts were partially offset by an increase in electric and natural gas margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders.

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Electric revenues	$1,208.9	$1,193.0	$15.9
Fuel and purchased power	411.7	406.9	(4.8)
Total electric margins	797.2	786.1	11.1

Natural gas revenues	787.4	749.3	38.1
Cost of natural gas sold	508.6	496.8	(11.8)
Total natural gas margins	278.8	252.5	26.3

Total electric and natural gas margins	1,076.0	1,038.6	37.4

Other operation and maintenance	380.8	312.6	(68.2)
Depreciation and amortization	207.3	187.1	(20.2)
Property and revenue taxes	46.1	41.2	(4.9)
Operating income	441.8	497.7	(55.9)

Other income, net	32.2	22.4	9.8
Interest expense	150.6	136.3	(14.3)
Income before income taxes	323.4	383.8	(60.4)

Income tax expense	65.9	95.4	29.5
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$257.2	$288.1	$(30.9)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$155.0	$146.7	$(8.3)
Transmission (1)	138.1	107.9	(30.2)
Regulatory amortizations and other pass through expenses (2)	53.1	35.8	(17.3)
We Power (3)	35.5	27.6	(7.9)
Earnings sharing mechanisms (4)	(0.9)	(5.4)	(4.5)
Total other operation and maintenance	$380.8	$312.6	$(68.2)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2023 and 2022, $127.3 million and $126.5 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income. Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs as well as certain costs associated with our jointly-owned Columbia plant. As a result, our Wisconsin utilities defer as a regulatory asset or liability, the difference between these actual costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

03/31/2023 Form 10-Q	41	WEC Energy Group, Inc.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the first quarter of 2023 and 2022, $26.6 million and $24.8 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)The first quarter 2022 amortization represented amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer Class
Residential	2,679.4	2,844.0	(164.6)
Small commercial and industrial (1)	3,095.1	3,205.6	(110.5)
Large commercial and industrial (1)	2,908.3	2,982.1	(73.8)
Other	37.5	40.2	(2.7)
Total retail (1)	8,720.3	9,071.9	(351.6)
Wholesale	474.5	718.5	(244.0)
Resale	1,259.0	1,238.8	20.2
Total sales in MWh (1)	10,453.8	11,029.2	(575.4)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	493.9	565.3	(71.4)
Commercial and industrial	298.5	346.2	(47.7)
Total retail	792.4	911.5	(119.1)
Transportation	408.8	446.6	(37.8)
Total sales in therms	1,201.2	1,358.1	(156.9)

	Three Months Ended March 31
	Degree Days
Weather	2023	2022	B (W)
WE and WG (1)
Heating (3,283 Normal)	2,833	3,325	(14.8)%

WPS (2)
Heating (3,667 Normal)	3,356	3,843	(12.7)%

UMERC (3)
Heating (3,990 Normal)	3,638	4,339	(16.2)%

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

Electric Revenues

Electric revenues increased $15.9 million during the first quarter of 2023, compared with the same quarter in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in

03/31/2023 Form 10-Q	42	WEC Energy Group, Inc.

revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $11.1 million during the first quarter of 2023, compared with the same quarter in 2022. The significant factor impacting the higher electric utility margins was an $81.5 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders.

This increase in margins was partially offset by:

•A $31.0 million quarter-over-quarter negative impact from collections of fuel and purchased power costs compared with costs collected in rates. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•A $26.6 million decrease in margins related to lower sales volumes, driven by the impact of warmer winter weather during the first quarter of 2023, compared with the same quarter in 2022. As measured by heating degree days, the first quarter of 2023 was 14.8% and 12.7% warmer than the same quarter in 2022 in the Milwaukee area and Green Bay area, respectively.

•Lower margins of $7.1 million driven by the expiration of a wholesale contract.

•A $5.1 million decrease in other revenues, primarily related to a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including our electric utilities.

Natural Gas Revenues

Natural gas revenues increased $38.1 million during the first quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased approximately 18% during the first quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $26.3 million during the first quarter of 2023, compared with the same quarter in 2022. The most significant factor impacting the higher natural gas utility margins was a $55.7 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $27.7 million decrease in margins from lower sales volumes, driven by warmer winter weather during the first quarter of 2023, compared with the same quarter in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $93.3 million during the first quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in operating expenses were:

•A $30.2 million increase in transmission expense as approved in the PSCW's 2023 rate orders, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information.

•A $20.2 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

03/31/2023 Form 10-Q	43	WEC Energy Group, Inc.

•A $17.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $7.9 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $5.2 million increase in other operating and maintenance related to our power plants, driven by increased maintenance, including a planned outage at the Weston power plant, and operating costs associated with Whitewater, which was purchased in January 2023.

•A $5.0 million increase in benefit costs, primarily driven by higher medical and deferred compensation costs.

•A $4.9 million increase in property and revenue taxes, driven by higher gross receipt taxes during the first quarter of 2023.

•A $4.5 million increase in expense driven by amortization during the first quarter of 2022 of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the Wisconsin segment increased $9.8 million during the first quarter of 2023, compared with the same quarter in 2022, driven by higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $14.3 million during the first quarter of 2023, compared with the same quarter in 2022, primarily due to WE and WPS issuing long-term debt during the third and fourth quarters of 2022, respectively, and higher short-term debt interest rates. Also contributing to the increase was the deferral in the first quarter of 2022 of $2.0 million of interest expense related to capital investments made by WG since its last rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. This deferred interest expense is now being amortized over a two-year period. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information. These increases were partially offset by higher AFUDC–Debt due to continued capital investment.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $29.5 million during the first quarter of 2023, compared with the same quarter in 2022. The decrease in income tax expense was due to lower pre-tax income and a $10.0 million increase in PTCs.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $113.1 million during the first quarter of 2023, representing a $0.3 million, or 0.3%, decrease over the same quarter in 2022. The lower earnings were driven by an increase in interest expense, lower net credits from the non-service components of our net periodic pension and OPEB costs, and higher operating expenses. These negative impacts were partially offset by higher natural gas margins, driven by PGL's continued capital investment in the SMP project under its QIP rider.

03/31/2023 Form 10-Q	44	WEC Energy Group, Inc.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Natural gas revenues	$599.7	$682.1	$(82.4)
Cost of natural gas sold	239.2	331.0	91.8
Total natural gas margins	360.5	351.1	9.4

Other operation and maintenance	113.7	113.6	(0.1)
Depreciation and amortization	58.5	56.8	(1.7)
Property and revenue taxes	12.9	12.5	(0.4)
Operating income	175.4	168.2	7.2

Other income, net	1.3	5.0	(3.7)
Interest expense	21.6	17.7	(3.9)
Income before income taxes	155.1	155.5	(0.4)

Income tax expense	42.0	42.1	0.1
Net income attributed to common shareholders	$113.1	$113.4	$(0.3)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in the line items below	$70.7	$70.5	$(0.2)
Riders (1)	43.2	43.5	0.3
Regulatory amortizations (1)	(0.2)	(0.4)	(0.2)
Total other operation and maintenance	$113.7	$113.6	$(0.1)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	373.9	429.8	(55.9)
Commercial and industrial	151.1	172.9	(21.8)
Total retail	525.0	602.7	(77.7)
Transportation	306.1	358.7	(52.6)
Total sales in therms	831.1	961.4	(130.3)

	Three Months Ended March 31
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (3,119 Normal)	2,719	3,209	(15.3)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues decreased $82.4 million during the first quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased 17% during the first quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

03/31/2023 Form 10-Q	45	WEC Energy Group, Inc.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $0.3 million impact of the riders referenced in the table above, increased $9.7 million during the first quarter of 2023, compared with the same quarter in 2022. The increase in margins was primarily driven by:

•A $6.2 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through 2023. See Note 22, Regulatory Environment, for more information.

•A $2.5 million increase related to late payment charges during the first quarter of 2023, compared with the same quarter in 2022.

•A $1.5 million increase related to fixed customer charges during the first quarter of 2023, compared with the same quarter in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $2.5 million, net of the $0.3 million impact of the riders referenced in the table above, during the first quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in operating expenses were:

•A $3.5 million pre-tax gain on the sale of certain real estate in Chicago during the first quarter in 2022.

•A $1.7 million increase in depreciation and amortization expense, primarily driven by PGL's continued capital investment in the SMP project.

These increases in operating expenses were partially offset by a $2.7 million decrease in natural gas distribution and maintenance costs, primarily related to work on the natural gas infrastructure.

Other Income, Net

Other income, net at the Illinois segment decreased $3.7 million during the first quarter of 2023, compared with the same quarter in 2022, driven by lower net credits from the non-service components of our net periodic pension and OPEB costs. See Note 15, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $3.9 million during the first quarter of 2023, compared with the same quarter in 2022, primarily due to increased short-term debt interest rates and PGL issuing long-term debt in December 2022.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $33.2 million during the first quarter of 2023, representing a $1.7 million, or 5.4%, increase over the same quarter in 2022. The increase in earnings was driven by higher natural gas margins due to an interim rate increase at MERC, effective January 1, 2023. This positive impact was partially offset by a decrease in natural gas margins due to lower sales volumes and an increase in property taxes.

03/31/2023 Form 10-Q	46	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Natural gas revenues	$250.0	$240.9	$9.1
Cost of natural gas sold	159.2	156.9	(2.3)
Total natural gas margins	90.8	84.0	6.8

Other operation and maintenance	24.7	24.6	(0.1)
Depreciation and amortization	10.4	10.0	(0.4)
Property and revenue taxes	7.4	4.8	(2.6)
Operating income	48.3	44.6	3.7

Other income, net	0.3	0.6	(0.3)
Interest expense	4.2	3.3	(0.9)
Income before income taxes	44.4	41.9	2.5

Income tax expense	11.2	10.4	(0.8)
Net income attributed to common shareholders	$33.2	$31.5	$1.7

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line item below	$16.5	$17.4	$0.9
Regulatory amortizations and other pass through expenses (1)	8.2	7.2	(1.0)
Total other operation and maintenance	$24.7	$24.6	$(0.1)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	145.6	172.0	(26.4)
Commercial and industrial	92.8	103.0	(10.2)
Total retail	238.4	275.0	(36.6)
Transportation	219.6	261.0	(41.4)
Total sales in therms	458.0	536.0	(78.0)

	Three Months Ended March 31
	Degree Days
Weather (1)	2023	2022	B (W)
MERC
Heating (3,958 Normal)	3,882	4,312	(10.0)%

MGU
Heating (3,188 Normal)	2,738	3,234	(15.3)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

03/31/2023 Form 10-Q	47	WEC Energy Group, Inc.

Natural Gas Revenues

Natural gas revenues increased $9.1 million during the first quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased approximately 17% during the first quarter of 2023, compared with the same quarter in 2022. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $6.8 million during the first quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in natural gas utility margins were:

•A $9.0 million increase related to an interim rate increase at MERC that was effective January 1, 2023. See Note 22, Regulatory Environment, for more information about the pending rate case.

•A $0.9 million increase in revenues related to late payment charges.

These increases in natural gas utility margins were partially offset by a $3.8 million decrease related to lower sales volumes, primarily driven by warmer weather during the first quarter of 2023, compared with the same quarter in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $3.1 million during the first quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in operating expenses were:

•A $2.6 million increase in property and revenue taxes, driven by higher property taxes at MERC.

•A $1.1 million increase in bad debt expense.

Interest Expense

Interest expense at the other states segment increased $0.9 million during the first quarter of 2023, compared with the same quarter in 2022, primarily due to higher short-term debt interest rates.

Income Tax Expense

Income tax expense at the other states segment increased $0.8 million during the first quarter of 2023, compared with the same quarter in 2022, driven by an increase in pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Equity in earnings of transmission affiliates	$43.8	$41.7	$2.1
Other expense	—	(0.1)	0.1
Interest expense	4.8	4.9	0.1
Income before income taxes	39.0	36.7	2.3

Income tax expense	9.7	8.9	(0.8)
Net income attributed to common shareholders	$29.3	$27.8	$1.5

03/31/2023 Form 10-Q	48	WEC Energy Group, Inc.

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $2.1 million during the first quarter of 2023, compared with the same quarter in 2022. This increase was primarily due to continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment increased $0.8 million during the first quarter of 2023, compared with the same quarter in 2022, driven by an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Operating income	$90.4	$105.6	$(15.2)

Interest expense	19.9	17.2	(2.7)
Income before income taxes	70.5	88.4	(17.9)

Income tax benefit	(17.8)	(4.9)	12.9
Net (income) loss attributed to noncontrolling interests	0.2	(1.8)	2.0
Net income attributed to common shareholders	$88.5	$91.5	$(3.0)

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $15.2 million during the first quarter of 2023, compared with the same quarter in 2022. The decrease was primarily due to the recognition of $15.2 million in revenue related to our Upstream wind park in the first quarter of 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until FERC issued an order denying that complaint in the first quarter of 2022.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $2.7 million during the first quarter of 2023, compared with the same quarter in 2022, primarily due to WEC Infrastructure Wind Holding II LLC issuing long-term debt in December 2022.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $12.9 million during the first quarter of 2023, compared with the same quarter in 2022. The increase was primarily due to an $8.6 million increase in PTCs in 2023, driven by the acquisition of three additional renewable generation facilities in the second half of 2022 and the first quarter of 2023, which are discussed further in Note 2, Acquisitions. Also contributing to the favorable income tax variance were lower pre-tax earnings during the first quarter of 2023, compared with the same quarter in 2022.

03/31/2023 Form 10-Q	49	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2023	2022	B (W)
Operating loss	$(3.6)	$(0.5)	$(3.1)

Other income, net	8.5	11.9	(3.4)
Interest expense	55.6	22.6	(33.0)
Loss before income taxes	(50.7)	(11.2)	(39.5)

Income tax benefit	(36.9)	(24.8)	12.1
Net income (loss) attributed to common shareholders	$(13.8)	$13.6	$(27.4)

Operating Loss

The operating loss at the corporate and other segment increased $3.1 million during the first quarter of 2023, compared with the same quarter in 2022, driven by a $3.3 million decrease in operating income at Wispark, primarily due to lower gains related to the sale of land and other assets.

Other Income, Net

Other income, net at the corporate and other segment decreased $3.4 million during the first quarter of 2023, compared with the same quarter in 2022. The decrease was driven by a $3.1 million net loss from our equity method investments in technology and energy-focused investment funds during the first quarter of 2023, compared with $11.3 million of net earnings during the same quarter in 2022. This decrease in other income, net was partially offset by a $4.0 million net gain from the investments held in the Integrys rabbi trust during the first quarter of 2023, compared with a $4.6 million net loss during the same quarter in 2022. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 12, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

Interest Expense

Interest expense at the corporate and other segment increased $33.0 million during the first quarter of 2023, compared with the same quarter in 2022, due to long-term debt issuances in September 2022 and January 2023 and higher short-term debt interest rates.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $12.1 million during the first quarter of 2023, compared with the same quarter in 2022, driven by a higher pre-tax loss and a $2.1 million quarter-over-quarter increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. These increases in income tax benefit were partially offset by a $2.6 million decrease in excess tax benefits recognized related to stock option exercises during the first quarter of 2023, compared with the same quarter in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

03/31/2023 Form 10-Q	50	WEC Energy Group, Inc.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$796.1	$1,076.8	$(280.7)
Investing activities	(1,267.9)	(338.2)	(929.7)
Financing activities	417.6	(706.5)	1,124.1

Operating Activities

Net cash provided by operating activities decreased $280.7 million during the first quarter of 2023, compared with the same quarter in 2022, driven by:

•A $363.8 million decrease in cash driven by higher collateral paid to counterparties during the first quarter of 2023, compared with collateral received from counterparties during the same quarter in 2022, as well as realized losses on derivative instruments recognized during the first quarter of 2023, compared with realized gains recognized during the first quarter of 2022.

•A $74.2 million decrease in cash from higher payments for other operation and maintenance expenses. During the first quarter of 2023, our payments were higher for charitable projects accrued for at the end of 2022 and benefit costs, as well as due to the timing of payments for accounts payable.

•A $39.2 million decrease in cash from higher payments for interest, driven by the issuance of long-term debt during the third quarter of 2022, and higher short-term debt interest rates during the first quarter of 2023, compared with the same quarter in 2022.

These decreases in net cash provided by operating activities were partially offset by a $203.2 million increase in cash from higher overall collections from customers during the first quarter of 2023, compared with the same quarter in 2022. This increase was driven by the Wisconsin rate orders approved by the PSCW, effective January 1, 2023, an increase in the per-unit cost of natural gas during the first quarter of 2023, and continued recovery on the natural gas costs we under-collected from our Minnesota customers related to the extreme weather conditions that occurred in February 2021. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders.

Investing Activities

Net cash used in investing activities increased $929.7 million during the first quarter of 2023, compared with the same quarter in 2022, driven by:

•The acquisition of a 90% ownership interest in Sapphire Sky in February 2023 for $442.6 million, net of cash acquired of $0.3 million. See Note 2, Acquisitions, for more information.

•The acquisition of an 80% ownership interest in Samson I in February 2023 for $249.4 million, net of cash acquired of $5.2 million. See Note 2, Acquisitions, for more information.

•A $115.9 million increase in cash paid for capital expenditures during the first quarter of 2023, which is discussed in more detail below.

•The acquisition of Whitewater in January 2023 for $76.0 million. See Note 2, Acquisitions, for more information.

•Insurance proceeds of $41.0 million received during the first quarter of 2022 for property damage, primarily related to the Public Service Building water damage claim.

03/31/2023 Form 10-Q	51	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2023	2022	Change in 2023 Over 2022
Wisconsin	$375.0	$254.8	$120.2
Illinois	90.8	98.6	(7.8)
Other states	14.9	11.5	3.4
Non-utility energy infrastructure	12.6	15.9	(3.3)
Corporate and other	6.1	2.7	3.4
Total capital expenditures	$499.4	$383.5	$115.9

The increase in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2023, compared with the same quarter of 2022, was driven by higher payments related to the new natural gas-fired generation being constructed at WPS's existing Weston power plant site, upgrades to WE's electric and natural gas distribution systems, and the construction of WG's LNG facility.

The decrease in cash paid for capital expenditures at the Illinois segment during the first quarter of 2023, compared with the same quarter of 2022, was driven by lower payments related to PGL's AMI program.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $1,124.1 million during the first quarter of 2023, compared with the same quarter in 2022, driven by:

•A $1,100.0 million increase in cash due to issuances of long-term debt during the first quarter of 2023. We did not issue any long-term debt during the first quarter of 2022.

•A $62.5 million increase in cash due to lower net repayments of commercial paper during the first quarter of 2023, compared with the same quarter in 2022.

•A $16.5 million increase in cash due to a decrease in common stock purchased during the first quarter of 2023, compared with the same quarter in 2022, to satisfy requirements of our stock-based compensation plans.

These increases in cash were partially offset by:

•A $19.8 million decrease in cash due to higher retirements of long-term debt during the first quarter of 2023, compared with the same quarter in 2022.

•A $16.5 million decrease in cash due to higher dividends paid on our common stock during the first quarter of 2023, compared with the same quarter in 2022. In January 2023, our Board of Directors increased our quarterly dividend by $0.0525 per share (7.2%) effective with the March 2023 dividend payment.

•A $10.9 million decrease in cash proceeds related to stock options exercised during the first quarter of 2023, compared with the same quarter in 2022.

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

03/31/2023 Form 10-Q	52	WEC Energy Group, Inc.

and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2022 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 20, Commitments and Contingencies.

(in millions)	2023 (1)	2024	2025
Wisconsin	$2,530.7	$2,432.8	$2,445.5
Illinois	557.1	659.5	614.0
Other states	111.8	115.0	104.7
Non-utility energy infrastructure	747.0	683.8	217.2
Corporate and other	28.1	17.0	2.7
Total	$3,974.7	$3,908.1	$3,384.1

(1)This includes actual capital expenditures incurred through March 31, 2023, as well as estimated capital expenditures for the remainder of the year.

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure and system hardening and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

We are committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway:

•We have received approval to invest in 100 MWs of utility-scale solar within our Wisconsin segment. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MWs of this project. WE's share of the cost of this project is estimated to be approximately $151 million. Commercial operation of Badger Hollow II is targeted for 2023.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 180 MWs of solar generation and 99 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $390 million, with construction of the solar portion expected to be completed in 2023.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MWs of solar generation and 68 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $400 million, with construction of the solar portion expected to be completed in 2024.

•In April 2023, WPS, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and WPS owns 82 MWs of this project. WPS's share of the cost of this project was approximately $160 million.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire the Koshkonong Solar-Battery Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery

03/31/2023 Form 10-Q	53	WEC Energy Group, Inc.

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

•In January 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. The cost of this facility was $76.0 million.

•In February 2023, WPS, along with an unaffiliated utility, received PSCW approval to acquire a portion of West Riverside's nameplate capacity. WPS also received approval to assign the option to purchase part of West Riverside to WE. WE will acquire 100 MWs of capacity in the first of two potential option exercises. West Riverside is a combined cycle natural gas plant recently completed by an unaffiliated utility in Rock County, Wisconsin. WE's share of the cost of this ownership interest is expected to be approximately $102 million, with the transaction expected to close in the second quarter of 2023. In addition, WPS could exercise a second option to acquire an additional 100 MWs of capacity. If approved, our share of the cost of this ownership interest is approximately $100 million, with the transaction expected to close in 2024.

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

The non-utility energy infrastructure line item in the table above includes WECI's recent investments in Sapphire Sky and Samson I, and its planned investment in Maple Flats. See Note 2, Acquisitions, for more information on these projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $244 million from 2023 through 2025. We do not expect to make any contributions to ATC Holdco during that period.

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the three months ended March 31, 2023.

Common Stock Dividends

Our current quarterly dividend rate is $0.78 per share, which equates to an annual dividend of $3.12 per share. For information related to our most recent common stock dividend declared, see Note 7, Common Equity.

03/31/2023 Form 10-Q	54	WEC Energy Group, Inc.

Other Significant Cash Requirements

See Note 20, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2023.

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

The amount, type, and timing of any financings for the remainder of 2023, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities approved capital structures, see Item 1. Business – E. Regulation in our 2022 Annual Report on Form 10-K.

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

At March 31, 2023, our current liabilities exceeded our current assets by $927.3 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $1,839.6 million under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit and Note 9, Long-Term Debt, for more information about our credit facilities, commercial paper, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts had investments consisting of fixed income and equity securities that are subject to the volatility of the stock

03/31/2023 Form 10-Q	55	WEC Energy Group, Inc.

market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2022 Annual Report on Form 10-K.

Capitalization Structure

The following table shows our capitalization structure as of March 31, 2023, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$11,636.6	$11,886.6
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	16,635.5	16,385.5
Short-term debt	1,261.2	1,261.2
Total capitalization	$29,563.7	$29,563.7

Total debt	$17,896.7	$17,646.7

Ratio of debt to total capitalization	60.5%	59.7%

Included in long-term debt on our balance sheet as of March 31, 2023, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At March 31, 2023, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, in our 2022 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at March 31, 2023, it could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

On May 2, 2023, S&P Global Inc. affirmed WEC Energy Group’s ratings and revised its outlook to negative from stable, citing weakening financial measures. The ratings outlooks on our utilities remain stable. We do not believe the change in ratings outlook at WEC Energy Group will have a material impact on our ability to access capital markets.

03/31/2023 Form 10-Q	56	WEC Energy Group, Inc.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2022 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB Accounting Standard Codification. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. See Note 5, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2023, PGL filed its 2022 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2021, are still pending. As of March 31, 2023, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2022, will be deemed recoverable by the ICC.

See Note 22, Regulatory Environment, in this report, and Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

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

On December 1, 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A recent petition by several utilities to reopen or rehear the case expired without action by the PSCW. The second petition is also currently being considered. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

03/31/2023 Form 10-Q	57	WEC Energy Group, Inc.

Climate and Equitable Jobs Act

On September 15, 2021, the state of Illinois signed into law the Climate and Equitable Jobs Act. This legislation includes, among other things, a path for Illinois to move towards 100% clean energy, expanded commitments to energy efficiency and renewable energy, additional consumer protections, and expanded ethics reform. The provisions in this legislation with the potential to have the most significant financial impact on PGL and NSG relate to the new consumer protection requirements.

In accordance with the new legislation, effective January 1, 2023, natural gas utilities are no longer allowed to charge late payment fees to certain low-income residential customers. We are currently evaluating the impact this legislation may have on our future results of operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA, which was signed into law by President Biden in December 2021. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and the related long-term impact to timing and cost of solar projects included in our capital plan. However, we are seeing some delays in the release of solar panels by the CBP, which are having an impact on the timing of certain of our solar projects.

United States Department of Commerce Complaints

In February 2022, a California based company filed a petition (AD/CVD) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. In March 2022, the DOC decided to act on the petition and investigate the claim. On December 2, 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. If the DOC makes a final determination, which is currently expected in the second quarter of 2023, that such circumvention is occurring it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs could further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

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

03/31/2023 Form 10-Q	58	WEC Energy Group, Inc.

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

03/31/2023 Form 10-Q	59	WEC Energy Group, Inc.

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

•Opinion Issued by the D.C. Circuit Court of Appeals

◦August 2022 Decision – Since several petitions for review were filed with the D.C. Circuit Court of Appeals concerning this ROE complaint, the D.C. Circuit Court of Appeals issued an opinion on August 9, 2022 addressing these petitions. In its August 2022 Decision, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. As of March 31, 2023, the FERC had not provided a ruling in response to the August 2022 Decision issued by the D.C. Circuit Court of Appeals.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing conflict between Russia and Ukraine will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2022 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

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

03/31/2023 Form 10-Q	60	WEC Energy Group, Inc.

reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the three risk factors below that are disclosed in Part I of our 2022 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2022 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 12, Fair Value Measurements, Note 13, Derivative Instruments, and Note 14, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2023 Form 10-Q	61	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2022 Annual Report on Form 10-K. See Note 20, Commitments and Contingencies, and Note 22, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

Employee Retirement Savings Plan Matter

In May 2022, a putative class action, Munt, et al. v. WEC Energy Group, Inc., et al., was filed in the United States District Court for the Eastern District of Wisconsin - Milwaukee Division. The plaintiffs allege that WEC Energy Group and others breached their fiduciary duties with respect to the operation and oversight of the Employee Retirement Saving Plan (the “Plan”) in violation of the Employee Retirement Income Security Act of 1974, as amended. The class is alleged to be participants in the Plan from May 10, 2016 through the date of judgment. The complaint seeks injunctive relief, damages, interest, costs, and attorneys' fees. The Company is vigorously defending against the allegations made in this lawsuit and intends to continue to do so.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities
2023	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	17,270	$93.88	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31	—	—	—	—
Total (1)	17,270	$93.88	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

03/31/2023 Form 10-Q	62	WEC Energy Group, Inc.

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

4.1*
Securities Resolution No. 14 of WEC Energy Group, effective as of January 9, 2023, under the Indenture for Debt Securities, dated as of March 15, 1999, between WEC Energy Group and The Bank of New York Mellon Trust Company N.A. (as successor to The First National Bank of Chicago), as Trustee. (Exhibit 4.1 to WEC Energy Group's Form 8-K filed January 11, 2023.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2023 Form 10-Q	63	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 4, 2023	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2023 Form 10-Q	64	WEC Energy Group, Inc.