Form 10-Q
period 2023-06-30
WEC ENERGY GROUP, INC.
filed 2023-08-03
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2023):

Common Stock, $.01 Par Value, 315,434,531 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

06/30/2023 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WECI Wind Holding II	WEC Infrastructure Wind Holding II LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals

06/30/2023 Form 10-Q	ii	WEC Energy Group, Inc.

CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Series A Junior Subordinated Notes Due 2067
AMI	Advanced Metering Infrastructure
Badger Hollow II	Badger Hollow Solar Park II
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar-Battery Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
EPRI	Electric Power Research Institute
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2023-2027
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar-Battery Park
LIBOR	London Interbank Offered Rate
LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center LLC
MISO	Midcontinent Independent System Operator, Inc.
MRP	Main Replacement Program
OCPP	Oak Creek Power Plant
OC 7	Oak Creek Power Plant Unit 7
OC 8	Oak Creek Power Plant Unit 8
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
PWGS	Port Washington Generation Station
QIP	Qualifying Infrastructure Plant
Red Barn	Red Barn Wind Park

06/30/2023 Form 10-Q	iii	WEC Energy Group, Inc.

RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan
SMP	Safety Modernization Program
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, Inc.
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

06/30/2023 Form 10-Q	iv	WEC Energy Group, Inc.

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

06/30/2023 Form 10-Q	1	WEC Energy Group, Inc.

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

•Any impacts associated with switching from LIBOR to SOFR as the reference rate for our variable rate debt;

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

06/30/2023 Form 10-Q	2	WEC Energy Group, Inc.

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

06/30/2023 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2023	2022	2023	2022
Operating revenues	$1,830.0	$2,127.9	$4,718.1	$5,036.0

Operating expenses
Cost of sales	533.0	935.0	1,842.7	2,318.4
Other operation and maintenance	496.0	449.0	1,030.0	903.4
Depreciation and amortization	313.9	279.6	619.4	557.7
Property and revenue taxes	61.8	56.1	131.4	116.9
Total operating expenses	1,404.7	1,719.7	3,623.5	3,896.4

Operating income	425.3	408.2	1,094.6	1,139.6

Equity in earnings of transmission affiliates	43.6	43.0	87.4	84.7
Other income, net	48.3	19.8	89.1	59.4
Interest expense	178.7	119.8	350.9	237.4
Other expense	(86.8)	(57.0)	(174.4)	(93.3)

Income before income taxes	338.5	351.2	920.2	1,046.3
Income tax expense	48.5	63.4	122.6	190.5
Net income	290.0	287.8	797.6	855.8

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net loss (income) attributed to noncontrolling interests	—	—	0.2	(1.8)
Net income attributed to common shareholders	$289.7	$287.5	$797.2	$853.4

Earnings per share
Basic	$0.92	$0.91	$2.53	$2.71
Diluted	$0.92	$0.91	$2.52	$2.70

Weighted average common shares outstanding
Basic	315.4	315.4	315.4	315.4
Diluted	315.9	316.2	315.9	316.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2023	2022	2023	2022
Net income	$290.0	$287.8	$797.6	$855.8

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	—	—	(0.1)	(0.1)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	—	—	0.1

Other comprehensive loss, net of tax	—	—	(0.1)	—

Comprehensive income	290.0	287.8	797.5	855.8

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive loss (income) attributed to noncontrolling interests	—	—	0.2	(1.8)
Comprehensive income attributed to common shareholders	$289.7	$287.5	$797.1	$853.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$54.7	$28.9
Accounts receivable and unbilled revenues, net of reserves of $178.7 and $199.3, respectively	1,315.1	1,818.4
Materials, supplies, and inventories	603.7	807.1
Prepaid taxes	215.1	201.8
Other prepayments	42.8	69.8
Collateral on deposit	151.3	122.4
Other	74.9	139.3
Current assets	2,457.6	3,187.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $10,717.0 and $10,383.8, respectively	31,010.4	29,113.8
Regulatory assets (June 30, 2023 and December 31, 2022 include $89.5 and $92.4, respectively, related to WEPCo Environmental Trust)	3,238.9	3,264.6
Equity investment in transmission affiliates	1,955.9	1,909.2
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	951.0	916.7
Other	352.7	427.3
Long-term assets	40,561.7	38,684.4
Total assets	$43,019.3	$41,872.1

Liabilities and Equity
Current liabilities
Short-term debt	$1,090.3	$1,647.1
Current portion of long-term debt (June 30, 2023 and December 31, 2022 include $9.0 and $8.9, respectively, related to WEPCo Environmental Trust)	1,377.5	881.2
Accounts payable	748.5	1,198.1
Other	880.6	884.6
Current liabilities	4,096.9	4,611.0

Long-term liabilities
Long-term debt (June 30, 2023 and December 31, 2022 include $89.7 and $94.1, respectively, related to WEPCo Environmental Trust)	15,608.3	14,766.2
Deferred income taxes	4,774.0	4,625.6
Deferred revenue, net	363.5	370.7
Regulatory liabilities	3,712.9	3,735.5
Intangible liabilities	621.6	335.4
Asset retirement obligations	502.9	479.3
Environmental remediation liabilities	475.8	499.6
Other	832.0	832.2
Long-term liabilities	26,891.0	25,644.5

Commitments and contingencies (Note 23)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,114.7	4,115.2
Retained earnings	7,570.4	7,265.3
Accumulated other comprehensive loss	(6.9)	(6.8)
Common shareholders' equity	11,681.4	11,376.9

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	319.6	209.3
Total liabilities and equity	$43,019.3	$41,872.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2023	2022
Operating activities
Net income	$797.6	$855.8
Reconciliation to cash provided by operating activities
Depreciation and amortization	619.4	557.7
Deferred income taxes and ITCs, net	113.4	163.2
Contributions and payments related to pension and OPEB plans	(9.2)	(8.6)
Equity income in transmission affiliates, net of distributions	(13.4)	(17.5)
Change in –
Accounts receivable and unbilled revenues, net	529.5	36.3
Materials, supplies, and inventories	213.3	63.6
Collateral on deposit	(28.9)	0.1
Amounts recoverable from customers	33.7	(31.9)
Other current assets	16.2	23.4
Accounts payable	(388.4)	1.5
Temporary LIFO liquidation credit	2.1	107.6
Collateral received	—	85.0
Other current liabilities	(41.9)	43.4
Other, net	(89.1)	(117.0)
Net cash provided by operating activities	1,754.3	1,762.6

Investing activities
Capital expenditures	(1,073.7)	(1,028.8)
Acquisition of Whitewater	(76.0)	—
Acquisition of Sapphire Sky, net of cash acquired of $0.3	(442.6)	—
Acquisition of Samson I, net of cash acquired of $5.2	(249.4)	—
Acquisition of Red Barn	(143.8)	—
Acquisition of West Riverside	(95.3)	—
Capital contributions to transmission affiliates	(33.3)	(30.3)
Proceeds from the sale of assets	30.4	65.0
Proceeds from the sale of investments held in rabbi trust	10.4	15.4
Payments for ATC's construction costs that will be reimbursed	(19.1)	(11.2)
Insurance proceeds received for property damage	—	41.3
Other, net	(9.0)	11.1
Net cash used in investing activities	(2,101.4)	(937.5)

Financing activities
Exercise of stock options	2.3	23.0
Purchase of common stock	(9.5)	(48.4)
Dividends paid on common stock	(492.1)	(459.0)
Issuance of long-term debt	1,450.0	—
Retirement of long-term debt	(76.8)	(49.1)
Change in commercial paper	(556.6)	(269.3)
Payments for debt issuance costs	(9.6)	(0.8)
Other, net	(2.7)	(4.1)
Net cash provided by (used in) financing activities	305.0	(807.7)

Net change in cash, cash equivalents, and restricted cash	(42.1)	17.4
Cash, cash equivalents, and restricted cash at beginning of period	182.2	87.5
Cash, cash equivalents, and restricted cash at end of period	$140.1	$104.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
Net income attributed to common shareholders	—	—	507.5	—	507.5	—	—	507.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Common stock dividends of $0.7800 per share	—	—	(246.1)	—	(246.1)	—	—	(246.1)
Exercise of stock options	—	0.9	—	—	0.9	—	—	0.9
Purchase of common stock	—	(6.9)	—	—	(6.9)	—	—	(6.9)
Acquisition of noncontrolling interests	—	—	—	—	—	—	112.9	112.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Stock-based compensation and other	—	4.4	—	—	4.4	—	—	4.4
Balance at March 31, 2023	$3.2	$4,113.6	$7,526.7	$(6.9)	$11,636.6	$30.4	$320.7	$11,987.7
Net income attributed to common shareholders	—	—	289.7	—	289.7	—	—	289.7
Common stock dividends of $0.7800 per share	—	—	(246.0)	—	(246.0)	—	—	(246.0)
Exercise of stock options	—	1.4	—	—	1.4	—	—	1.4
Purchase of common stock	—	(2.6)	—	—	(2.6)	—	—	(2.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	2.3	—	—	2.3	—	(0.1)	2.2
Balance at June 30, 2023	$3.2	$4,114.7	$7,570.4	$(6.9)	$11,681.4	$30.4	$319.6	$12,031.4

06/30/2023 Form 10-Q	8	WEC Energy Group, Inc.

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	565.9	—	565.9	—	—	565.9
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.8	1.8
Common stock dividends of $0.7275 per share	—	—	(229.6)	—	(229.6)	—	—	(229.6)
Exercise of stock options	—	11.8	—	—	11.8	—	—	11.8
Purchase of common stock	—	(23.4)	—	—	(23.4)	—	—	(23.4)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.4	0.4
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	5.3	—	—	5.3	—	—	5.3
Balance at March 31, 2022	$3.2	$4,131.8	$7,111.4	$(3.2)	$11,243.2	$30.4	$170.9	$11,444.5
Net income attributed to common shareholders	—	—	287.5	—	287.5	—	—	287.5
Common stock dividends of $0.7275 per share	—	—	(229.4)	—	(229.4)	—	—	(229.4)
Exercise of stock options	—	11.2	—	—	11.2	—	—	11.2
Purchase of common stock	—	(25.0)	—	—	(25.0)	—	—	(25.0)
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.1	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Stock-based compensation and other	—	3.1	—	—	3.1	—	(0.2)	2.9
Balance at June 30, 2022	$3.2	$4,121.1	$7,169.5	$(3.2)	$11,290.6	$30.4	$169.6	$11,490.6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2023 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2023

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

We use the equity method to account for investments in companies we do not control but over which we exercise significant influence regarding their operating and financial policies. As a result of our limited voting rights, we account for ATC and ATC Holdco as equity method investments. See Note 20, Investment in Transmission Affiliates, for more information.

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2022. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of expected results for 2023 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of an asset acquisition. The purchase price of certain acquisitions below includes intangibles recorded as long-term liabilities related to PPAs. See Note 19, Goodwill and Intangibles, for more information.

Acquisitions of Electric Generation Facilities in Wisconsin

In June 2023, WE completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Prior to acquisition, WPS received approval to transfer its ownership interest rights to WE. WE's investment was $95.3 million. In addition, WPS could exercise a second option to acquire an additional 100 MWs of capacity. If approved, our incremental share of the investment is expected to be approximately $100 million, with the transaction expected to close in 2024.

In April 2023, WPS, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and WPS owns 82 MWs of this project. WPS's share of the cost of this project was $143.8 million. Red Barn qualifies for PTCs.

In January 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electric generation facility in Whitewater, Wisconsin, for $76.0 million.

06/30/2023 Form 10-Q	10	WEC Energy Group, Inc.

Acquisition of a Solar Generation Facility in Texas

In February 2023, WECI completed the acquisition of an 80% ownership interest in Samson I, a commercially operational 250 MW solar generating facility in Lamar County, Texas, for $249.4 million, which includes transaction costs and is net of cash acquired. The allocation of purchase price to the assets acquired and liabilities assumed was primarily to property, plant, and equipment and an intangible liability related to the PPA. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years. Samson I qualifies for PTCs and is included in the non-utility energy infrastructure segment.

Acquisition of an Electric Generation Facility in Illinois

In February 2023, WECI completed the acquisition of a 90% ownership interest in Sapphire Sky, a commercially operational 250 MW wind generating facility in McLean County, Illinois, for a total investment of $442.6 million, which includes transaction costs and is net of cash acquired. The allocation of purchase price to the assets acquired and liabilities assumed was primarily to property, plant, and equipment and an intangible liability related to the PPA. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years. Sapphire Sky qualifies for PTCs and is included in the non-utility energy infrastructure segment.

NOTE 3—DISPOSITIONS

Sale of Certain Real Estate by Wisconsin Electric Power Company

In June 2023, we sold approximately 192 acres of real estate at WE's former Pleasant Prairie power plant site that was no longer being utilized in its operations, for $23.0 million, which is net of closing costs. As a result of the sale, a pre-tax gain in the amount of $22.2 million was recorded within other operation and maintenance expense on our income statement. The book value of the real estate included in the sale was not material and, therefore, was not presented as held for sale.

Sale of Certain Real Estate by The Peoples Gas Light and Coke Company

In May 2022, we sold approximately 11 acres of real estate owned by PGL that was no longer being utilized in its operations, for $55.1 million, which is net of closing costs. The real estate was located in Chicago, Illinois. As a result of the sale, a pre-tax gain in the amount of $54.5 million was recorded within other operation and maintenance expense on our income statement. The book value of the real estate included in the sale was not material and, therefore, was not presented as held for sale.

06/30/2023 Form 10-Q	11	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2023
Electric	$1,178.5	$—	$—	$1,178.5	$—	$—	$—		$1,178.5
Natural gas	239.9	260.0	76.9	576.8	14.1	—	(13.6)		577.3
Total regulated revenues	1,418.4	260.0	76.9	1,755.3	14.1	—	(13.6)		1,755.8
Other non-utility revenues	—	—	4.7	4.7	53.3	—	(3.8)		54.2
Total revenues from contracts with customers	1,418.4	260.0	81.6	1,760.0	67.4	—	(17.4)		1,810.0
Other operating revenues	6.1	13.5	0.3	19.9	101.6	0.1	(101.6)	(1)	20.0
Total operating revenues	$1,424.5	$273.5	$81.9	$1,779.9	$169.0	$0.1	$(119.0)		$1,830.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2022
Electric	$1,221.1	$—	$—	$1,221.1	$—	$—	$—		$1,221.1
Natural gas	329.5	442.2	95.8	867.5	12.0	—	(11.0)		868.5
Total regulated revenues	1,550.6	442.2	95.8	2,088.6	12.0	—	(11.0)		2,089.6
Other non-utility revenues	—	—	4.5	4.5	31.1	—	(4.0)		31.6
Total revenues from contracts with customers	1,550.6	442.2	100.3	2,093.1	43.1	—	(15.0)		2,121.2
Other operating revenues	6.8	0.2	(0.4)	6.6	100.5	0.1	(100.5)	(1)	6.7
Total operating revenues	$1,557.4	$442.4	$99.9	$2,099.7	$143.6	$0.1	$(115.5)		$2,127.9

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2023
Electric	$2,382.3	$—	$—	$2,382.3	$—	$—	$—		$2,382.3
Natural gas	1,024.3	837.7	321.9	2,183.9	35.4	—	(34.7)		2,184.6
Total regulated revenues	3,406.6	837.7	321.9	4,566.2	35.4	—	(34.7)		4,566.9
Other non-utility revenues	—	—	9.9	9.9	96.8	—	(5.4)		101.3
Total revenues from contracts with customers	3,406.6	837.7	331.8	4,576.1	132.2	—	(40.1)		4,668.2
Other operating revenues	14.2	35.5	0.1	49.8	203.0	0.1	(203.0)	(1)	49.9
Total operating revenues	$3,420.8	$873.2	$331.9	$4,625.9	$335.2	$0.1	$(243.1)		$4,718.1

06/30/2023 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2022
Electric	$2,408.6	$—	$—	$2,408.6	$—	$—	$—		$2,408.6
Natural gas	1,076.3	1,122.1	334.0	2,532.4	27.3	—	(25.8)		2,533.9
Total regulated revenues	3,484.9	1,122.1	334.0	4,941.0	27.3	—	(25.8)		4,942.5
Other non-utility revenues	—	—	9.1	9.1	74.8	—	(5.6)		78.3
Total revenues from contracts with customers	3,484.9	1,122.1	343.1	4,950.1	102.1	—	(31.4)		5,020.8
Other operating revenues	14.8	2.4	(2.3)	14.9	201.0	0.3	(201.0)	(1)	15.2
Total operating revenues	$3,499.7	$1,124.5	$340.8	$4,965.0	$303.1	$0.3	$(232.4)		$5,036.0

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues by customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Residential	$459.1	$449.7	$945.6	$912.8
Small commercial and industrial	401.5	378.4	795.1	748.5
Large commercial and industrial	239.9	268.1	469.7	497.3
Other	7.2	7.2	15.2	15.0
Total retail revenues	1,107.7	1,103.4	2,225.6	2,173.6
Wholesale	30.4	40.8	64.6	83.2
Resale	31.9	60.7	72.5	117.5
Steam	4.6	4.7	15.6	16.8
Other utility revenues	3.9	11.5	4.0	17.5
Total electric utility operating revenues	$1,178.5	$1,221.1	$2,382.3	$2,408.6

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues by customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2023
Residential	$120.1	$180.0	$53.6	$353.7
Commercial and industrial	50.6	42.4	26.2	119.2
Total retail revenues	170.7	222.4	79.8	472.9
Transportation	20.4	48.8	6.2	75.4
Other utility revenues (1)	48.8	(11.2)	(9.1)	28.5
Total natural gas utility operating revenues	$239.9	$260.0	$76.9	$576.8

06/30/2023 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2022
Residential	$198.5	$268.6	$63.5	$530.6
Commercial and industrial	102.1	78.2	36.6	216.9
Total retail revenues	300.6	346.8	100.1	747.5
Transportation	18.0	54.5	6.0	78.5
Other utility revenues (1)	10.9	40.9	(10.3)	41.5
Total natural gas utility operating revenues	$329.5	$442.2	$95.8	$867.5

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2023
Residential	$674.9	$548.9	$218.1	$1,441.9
Commercial and industrial	345.8	160.3	117.7	623.8
Total retail revenues	1,020.7	709.2	335.8	2,065.7
Transportation	49.3	125.4	17.1	191.8
Other utility revenues (1)	(45.7)	3.1	(31.0)	(73.6)
Total natural gas utility operating revenues	$1,024.3	$837.7	$321.9	$2,183.9

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2022
Residential	$701.0	$734.1	$224.8	$1,659.9
Commercial and industrial	374.6	236.5	123.4	734.5
Total retail revenues	1,075.6	970.6	348.2	2,394.4
Transportation	43.5	135.4	19.9	198.8
Other utility revenues (1)	(42.8)	16.1	(34.1)	(60.8)
Total natural gas utility operating revenues	$1,076.3	$1,122.1	$334.0	$2,532.4

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities, which fluctuate by segment based on actual natural gas costs incurred at our utilities, compared with the recovery of natural gas costs that were anticipated in rates.

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Wind generation revenues	$43.6	$21.3	$79.6	$57.5
We Power revenues (1)	5.9	5.8	11.8	11.7
Appliance service revenues	4.7	4.5	9.9	9.1
Total other non-utility operating revenues	$54.2	$31.6	$101.3	$78.3

(1)As part of the construction of the We Power electric utility generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction.

06/30/2023 Form 10-Q	14	WEC Energy Group, Inc.

The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Late payment charges	$16.2	$16.3	$33.4	$29.9
Alternative revenues (1)	2.1	(11.3)	13.9	(17.3)
Other	1.7	1.7	2.6	2.6
Total other operating revenues	$20.0	$6.7	$49.9	$15.2

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

06/30/2023 Form 10-Q	15	WEC Energy Group, Inc.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at June 30, 2023 and December 31, 2022, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
June 30, 2023
Accounts receivable and unbilled revenues	$973.7	$402.8	$67.8	$1,444.3	$40.7	$8.8	$1,493.8
Allowance for credit losses	76.4	97.0	5.3	178.7	—	—	178.7
Accounts receivable and unbilled revenues, net (1)	$897.3	$305.8	$62.5	$1,265.6	$40.7	$8.8	$1,315.1

Total accounts receivable, net – past due greater than 90 days (1)	$76.6	$78.8	$3.6	$159.0	$—	$—	$159.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.7%	100.0%	—%	95.7%	—%	—%	95.7%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2022
Accounts receivable and unbilled revenues	$1,199.4	$624.2	$164.4	$1,988.0	$25.4	$4.3	$2,017.7
Allowance for credit losses	82.0	111.0	6.3	199.3	—	—	199.3
Accounts receivable and unbilled revenues, net (1)	$1,117.4	$513.2	$158.1	$1,788.7	$25.4	$4.3	$1,818.4

Total accounts receivable, net – past due greater than 90 days (1)	$51.9	$52.9	$1.9	$106.7	$—	$—	$106.7
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.0%	100.0%	—%	96.8%	—%	—%	96.8%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at June 30, 2023, $767.6 million, or 58.4%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended June 30, 2023 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at April 1, 2023	$90.9	$116.5	$6.4	$213.8
Provision for credit losses	6.7	4.8	(0.4)	11.1
Provision for credit losses deferred for future recovery or refund	(3.9)	(8.5)	—	(12.4)
Write-offs charged against the allowance	(29.1)	(21.3)	(1.1)	(51.5)
Recoveries of amounts previously written off	11.8	5.5	0.4	17.7
Balance at June 30, 2023	$76.4	$97.0	$5.3	$178.7

Six Months Ended June 30, 2023 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2023	$82.0	$111.0	$6.3	$199.3
Provision for credit losses	17.9	13.3	0.9	32.1
Provision for credit losses deferred for future recovery or refund	16.5	6.7	—	23.2
Write-offs charged against the allowance	(58.0)	(44.3)	(2.7)	(105.0)
Recoveries of amounts previously written off	18.0	10.3	0.8	29.1
Balance at June 30, 2023	$76.4	$97.0	$5.3	$178.7

06/30/2023 Form 10-Q	16	WEC Energy Group, Inc.

On a consolidated basis, there was a $20.6 million decrease in the allowance for credit losses at June 30, 2023, compared to January 1, 2023, driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31. Also contributing to the decrease in the allowance for credit losses, we believe that the lower energy costs that customers were seeing, which were driven by lower natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

Three Months Ended June 30, 2022 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at April 1, 2022	$85.7	$107.0	$7.9	$200.6
Provision for credit losses	11.8	7.1	(0.1)	18.8
Provision for credit losses deferred for future recovery or refund	(5.4)	(11.2)	—	(16.6)
Write-offs charged against the allowance	(22.1)	(17.9)	(1.2)	(41.2)
Recoveries of amounts previously written off	8.0	6.0	0.2	14.2
Balance at June 30, 2022	$78.0	$91.0	$6.8	$175.8

Six Months Ended June 30, 2022 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2022	$84.0	$105.5	$8.8	$198.3
Provision for credit losses	23.6	18.4	0.1	42.1
Provision for credit losses deferred for future recovery or refund	3.4	0.9	—	4.3
Write-offs charged against the allowance	(50.9)	(45.2)	(2.6)	(98.7)
Recoveries of amounts previously written off	17.9	11.4	0.5	29.8
Balance at June 30, 2022	$78.0	$91.0	$6.8	$175.8

On a consolidated basis, there was a $22.5 million decrease in the allowance for credit losses at June 30, 2022, compared to January 1, 2022. The decrease was driven by customer write-offs related to collection practices returning to pre-pandemic levels in 2021, including the restoration of our ability to disconnect customers. Partially offsetting the decrease in the allowance for credit losses, we believe that the high energy costs that customers were seeing, which were driven by high natural gas prices, contributed to higher past due accounts receivable balances and a related increase in the allowance for credit losses.

06/30/2023 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2023 and December 31, 2022. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2022 Annual Report on Form 10-K.

(in millions)	June 30, 2023	December 31, 2022
Regulatory assets
Pension and OPEB costs	$698.8	$714.3
Plant retirement related items	667.2	688.6
Environmental remediation costs	582.7	610.7
Income tax related items	454.9	461.9
Asset retirement obligations	170.9	169.7
Derivatives	161.1	133.8
System support resource	118.3	123.5
Securitization	89.5	92.4
Uncollectible expense	84.0	69.3
Bluewater (1)	34.9	20.9
Energy efficiency programs	26.6	33.9
MERC extraordinary natural gas costs	13.4	35.1
Other, net	145.2	152.8
Total regulatory assets	$3,247.5	$3,306.9

Balance sheet presentation
Other current assets	$8.6	$42.3
Regulatory assets	3,238.9	3,264.6
Total regulatory assets	$3,247.5	$3,306.9

(1)Primarily related to costs associated with the long-term service agreements our Wisconsin utilities have with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, our Wisconsin utilities defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(in millions)	June 30, 2023	December 31, 2022
Regulatory liabilities
Income tax related items	$1,934.0	$1,956.6
Removal costs	1,292.7	1,260.9
Pension and OPEB benefits	331.6	340.5
Energy costs refundable through rate adjustments (1)	106.1	53.4
Derivatives	40.6	76.7
Uncollectible expense	24.4	24.0
Decoupling	16.7	20.2
Energy efficiency programs	13.5	10.4
Other, net	60.8	49.2
Total regulatory liabilities	$3,820.4	$3,791.9

Balance sheet presentation
Other current liabilities	$107.5	$56.4
Regulatory liabilities	3,712.9	3,735.5
Total regulatory liabilities	$3,820.4	$3,791.9

(1)The increase in these regulatory liabilities was primarily due to lower natural gas costs incurred during 2023, compared to what was anticipated in rates.

06/30/2023 Form 10-Q	18	WEC Energy Group, Inc.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 5 – 8

As a result of a PSCW approval for the construction of a solar and battery project received in December 2022, retirement of the OCPP generating units 5 – 8 became probable. In early 2023, we received additional approvals for electric generation facilities, including West Riverside and Koshkonong. See Note 2, Acquisitions, for more information on the acquisition of West Riverside, which was completed in June 2023. OCPP units 5 and 6 are expected to be retired by May 2024, while units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of units 5 – 8 was $808.1 million at June 30, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia generating units 1 and 2 became probable. Columbia generating units 1 and 2 are expected to be retired by June 2026. The total net book value of WPS's ownership share of units 1 and 2 was $264.3 million at June 30, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC – Storm Damage

During a wind storm in March 2023, certain sections across approximately 40% of our Samson I solar facility incurred some amount of damage. As of June 30, 2023, we recognized an impairment of $1.6 million related to damage from this storm, which was offset by a $1.6 million receivable for future insurance recoveries. The impairment initially recorded in the first quarter of 2023 was reduced after we updated our damage assessment in the second quarter. Although we may experience differences between periods in the timing of cash flows, we do not currently expect a significant impact to our long-term cash flows from this event.

NOTE 8—JOINTLY OWNED UTILITY FACILITIES

We hold joint ownership interests in certain electric generating facilities. We are entitled to our share of generating capability and output of each facility equal to our respective ownership interest. We pay our ownership share of additional construction costs and have supplied our own financing for all jointly owned projects. We record our proportionate share of significant jointly owned electric generating facilities as property, plant, and equipment on the balance sheets. In addition, our proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

In April 2023, WPS, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. WPS owns 90%, or 82 MWs, of Red Barn.

In June 2023, WE completed the acquisition of a 13.8% ownership interest, or 100 MWs, of West Riverside, a commercially operational dual fueled combined cycle generation facility.

See Note 2, Acquisitions, for more information.

06/30/2023 Form 10-Q	19	WEC Energy Group, Inc.

NOTE 9—COMMON EQUITY

Stock-Based Compensation

During the six months ended June 30, 2023, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

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

Common Stock Dividends

On July 20, 2023, our Board of Directors declared a quarterly cash dividend of $0.78 per share, payable on September 1, 2023, to shareholders of record on August 14, 2023.

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2023	December 31, 2022
Commercial paper
Amount outstanding	$1,086.9	$1,643.5
Weighted-average interest rate on amounts outstanding	5.29%	4.64%
Operating expense loans
Amount outstanding (1)	$3.4	$3.6

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, and Jayhawk entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2023 was $955.5 million with a weighted-average interest rate during the period of 5.01%.

06/30/2023 Form 10-Q	20	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	June 30, 2023
WEC Energy Group	September 2026	$1,500.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,100.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,086.9
Available capacity under existing agreements		$2,010.8

NOTE 11—LONG-TERM DEBT

In March 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act. This Act established a uniform process, on a nationwide basis, for replacing LIBOR in certain contracts that did not provide a clearly defined or practicable replacement benchmark rate. Under the LIBOR Act, the Federal Reserve Board was required to determine an appropriate benchmark replacement based on SOFR, with applicable credit spread adjustments. In December 2022, the Federal Reserve Board adopted the final rule to implement the LIBOR Act and established the SOFR-based benchmark replacements. No contract modifications are required for qualifying contracts under the LIBOR Act as the benchmark replacement automatically overrides the existing contract language and becomes the applicable benchmark after June 30, 2023.

For our $500.0 million 2007 Junior Notes, the benchmark replacement rate will be the applicable tenor of three-month CME Term SOFR, as administered by the CME Group Benchmark Administration, and will include a credit spread adjustment of 0.26161% per annum starting August 15, 2023. In accordance with the LIBOR Act, no contract modifications were required for our 2007 Junior Notes as the references to LIBOR were replaced by operation of law.

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

On August 1, 2023, Integrys redeemed the remaining $202.5 million outstanding of its 6.00% 2013 Junior Notes, prior to maturity at par value.

06/30/2023 Form 10-Q	21	WEC Energy Group, Inc.

NOTE 12—LEASES

Obligations Under Finance Leases

Land Leases – Utility Solar Generation

WE and WPS partnered with an unaffiliated utility to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system in Rock and Walworth counties, Wisconsin. WE and WPS own 75% and 15%, respectively, of Darien. Commercial operation of the solar portion of the project is targeted in 2024. Related to their investment in Darien, WE and WPS, along with their unaffiliated utility partner, entered into several land leases that commenced in the second quarter of 2023. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. Once Darien achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. The lease payments will be recovered through rates.

Our total obligation under the land-related finance leases for Darien was $39.7 million at June 30, 2023, and was included in long-term debt on our balance sheet. Our finance lease right of use asset related to Darien was $39.4 million as of June 30, 2023, and was included in property, plant, and equipment on our balance sheet.

In accordance with Accounting Standards Codification Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the expense recognition pattern associated with the Darien leases resembles that of an operating lease. The difference between the minimum lease payments and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheet in accordance with Subtopic 980-842.

At June 30, 2023, our weighted-average discount rate for the Darien finance leases was 5.96%. We used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance leases for Darien as of June 30, 2023, were as follows:

(in millions)
Six Months Ended December 31, 2023	$—
2024	0.7
2025	1.9
2026	2.0
2027	2.0
2028	2.1
Thereafter	157.7
Total minimum lease payments	166.4
Less: Interest	(126.7)
Present value of minimum lease payments	39.7
Less: Short-term lease liabilities	—
Long-term lease liabilities	$39.7

NOTE 13—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventory consisted of:

(in millions)	June 30, 2023	December 31, 2022
Materials and supplies	$283.7	$257.0
Natural gas in storage	212.1	446.3
Fossil fuel	107.9	103.8
Total	$603.7	$807.1

06/30/2023 Form 10-Q	22	WEC Energy Group, Inc.

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2023, we had a temporary LIFO liquidation credit of $2.1 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

NOTE 14—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$71.1	21.0%	$73.7	21.0%
State income taxes net of federal tax benefit	21.0	6.2%	22.2	6.3%
PTCs	(33.9)	(10.0)%	(22.9)	(6.5)%
Federal excess deferred tax amortization	(7.3)	(2.2)%	(8.4)	(2.4)%
Other, net	(2.4)	(0.7)%	(1.2)	(0.3)%
Total income tax expense	$48.5	14.3%	$63.4	18.1%

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$193.2	21.0%	$219.2	21.0%
State income taxes net of federal tax benefit	56.8	6.2%	65.8	6.3%
PTCs	(100.1)	(10.9)%	(67.7)	(6.5)%
Federal excess deferred tax amortization	(20.4)	(2.2)%	(24.2)	(2.3)%
Other, net	(6.9)	(0.8)%	(2.6)	(0.3)%
Total income tax expense	$122.6	13.3%	$190.5	18.2%

The effective tax rates for the three and six months ended June 30, 2023, and 2022, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information about the impact of the Tax Legislation.

NOTE 15—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

06/30/2023 Form 10-Q	23	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.8	$7.7	$—	$10.5
FTRs and TCRs	—	—	16.8	16.8
Coal contracts	—	1.2	—	1.2
Total derivative assets	$2.8	$8.9	$16.8	$28.5

Investments held in rabbi trust	$47.8	$—	$—	$47.8

Derivative liabilities
Natural gas contracts	$100.3	$12.0	$—	$112.3
Coal contracts	—	28.1	—	28.1
Total derivative liabilities	$100.3	$40.1	$—	$140.4

06/30/2023 Form 10-Q	24	WEC Energy Group, Inc.

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$16.3	$16.2	$—	$32.5
FTRs	—	—	7.8	7.8
Coal contracts	—	34.5	—	34.5
Total derivative assets	$16.3	$50.7	$7.8	$74.8

Investments held in rabbi trust	$50.9	$—	$—	$50.9

Derivative liabilities
Natural gas contracts	$81.4	$15.2	$—	$96.6

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

We hold investments in the Integrys rabbi trust. These investments are restricted as they can only be withdrawn from the trust to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended June 30, 2023, we recorded $3.6 million of net unrealized gains in earnings related to the investments held at the end of the period, compared with $10.1 million of net unrealized losses recorded during the same quarter in 2022. For the six months ended June 30, 2023, we recorded $6.4 million of net unrealized gains in earnings related to the investments held at the end of the period, compared with $13.4 million of net unrealized losses recorded during the same period in 2022.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Balance at the beginning of the period	$3.0	$1.0	$7.8	$2.4
Purchases	19.2	21.9	19.5	21.9
Realized and unrealized net gains (losses) included in earnings (1)	(0.2)	1.8	(0.5)	1.8
Settlements	(5.2)	(4.8)	(10.0)	(6.2)
Balance at the end of the period	$16.8	$19.9	$16.8	$19.9
Unrealized net gains (losses) included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$(0.1)	$0.9	$(0.1)	$0.9

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These realized and unrealized net gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$22.8	$30.4	$22.7
Long-term debt, including current portion (1)	16,835.4	15,366.6	15,464.2	13,921.3

(1)The carrying amount of long-term debt excludes finance lease obligations of $150.4 million and $183.2 million at June 30, 2023 and December 31, 2022, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

06/30/2023 Form 10-Q	25	WEC Energy Group, Inc.

NOTE 16—DERIVATIVE INSTRUMENTS

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

	June 30, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$10.1	$107.4	$32.5	$88.2
FTRs and TCRs	16.8	—	7.8	—
Coal contracts	0.9	16.4	18.9	—
Total current	27.8	123.8	59.2	88.2

Long-term
Natural gas contracts	0.4	4.9	—	8.4
Coal contracts	0.3	11.7	15.6	—
Total long-term	0.7	16.6	15.6	8.4
Total	$28.5	$140.4	$74.8	$96.6

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

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	47.7 Dth	$(69.1)	41.1 Dth	$108.9
FTRs and TCRs	7.5 MWh	4.1	7.0 MWh	4.3
Total		$(65.0)		$113.2

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	106.4 Dth	$(144.4)	100.6 Dth	$140.5
FTRs and TCRs	14.8 MWh	4.5	14.0 MWh	5.3
Total		$(139.9)		$145.8

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2023 and December 31, 2022, we had posted cash collateral of $151.3 million and $122.4 million, respectively. These amounts were recorded on our balance sheets as collateral on deposit.

06/30/2023 Form 10-Q	26	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$28.5	$140.4		$74.8	$96.6
Gross amount not offset on the balance sheet	(3.7)	(101.4)	(1)	(17.5)	(82.5)	(2)
Net amount	$24.8	$39.0		$57.3	$14.1

(1)Includes cash collateral posted of $97.7 million.

(2)Includes cash collateral posted of $65.0 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three and six months ended June 30, 2023 and 2022 were not significant. At June 30, 2023, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 17—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at June 30, 2023	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$130.9	$32.8	$0.2	$97.9
Surety bonds (2)	33.6	33.5	0.1	—
Other guarantees (3)	10.8	—	—	10.8
Total guarantees	$175.3	$66.3	$0.3	$108.7

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

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

06/30/2023 Form 10-Q	27	WEC Energy Group, Inc.

NOTE 18—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans.

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Service cost	$5.4	$14.2	$12.0	$26.6
Interest cost	30.4	22.4	61.2	45.2
Expected return on plan assets	(46.4)	(52.5)	(93.8)	(105.2)
Loss on plan settlement	—	2.2	—	2.2
Amortization of prior service cost	—	0.4	0.1	0.8
Amortization of net actuarial loss	9.3	19.1	16.7	38.2
Net periodic benefit cost (credit)	$(1.3)	$5.8	$(3.8)	$7.8

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Service cost	$2.4	$3.3	$4.9	$7.1
Interest cost	5.4	3.8	10.8	7.7
Expected return on plan assets	(13.2)	(17.3)	(26.5)	(34.5)
Amortization of prior service credit	(3.7)	(3.9)	(7.4)	(7.9)
Amortization of net actuarial gain	(3.0)	(6.3)	(6.2)	(12.3)
Net periodic benefit credit	$(12.1)	$(20.4)	$(24.4)	$(39.9)

During the six months ended June 30, 2023, we made contributions and payments of $8.1 million related to our pension plans and $1.1 million related to our OPEB plans. We expect to make contributions and payments of $6.5 million related to our pension plans and $0.9 million related to our OPEB plans during the remainder of 2023, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of June 30, 2023, we recorded a $5.3 million regulatory asset for pension costs and a $7.4 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 19—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at June 30, 2023. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2023.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of June 30, 2023.

06/30/2023 Form 10-Q	28	WEC Energy Group, Inc.

Intangible Assets

At June 30, 2023 and December 31, 2022, we had $29.3 million and $24.9 million, respectively, of indefinite-lived intangible assets, largely consisting of spectrum frequencies. During the six months ended June 30, 2023, we purchased additional spectrum frequencies for $4.4 million. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$653.9	$(40.3)	$613.6	$343.9	$(16.9)	$327.0
Proxy revenue swap (2)	7.2	(3.1)	4.1	7.2	(2.8)	4.4
Interconnection agreements (3)	4.7	(0.8)	3.9	4.7	(0.7)	4.0
Total intangible liabilities	$665.8	$(44.2)	$621.6	$355.8	$(20.4)	$335.4

(1)    Represents PPAs related to the acquisition of Blooming Grove Wind Energy Center LLC , Tatanka Ridge, Jayhawk, Thunderhead Wind Energy LLC, Samson I, and Sapphire Sky expiring between 2030 and 2037. The weighted-average remaining useful life of the PPAs is 12 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is six years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill Energy III LLC, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 17 years.

Amortization related to these intangible liabilities for the three and six months ended June 30, 2023, was $13.4 million and $23.8 million, respectively. Amortization for the three and six months ended June 30, 2022, was $2.1 million and $4.3 million, respectively. Amortization for the next five years, including amounts recorded through June 30, 2023, is estimated to be:

	For the Years Ending December 31
(in millions)	2023	2024	2025	2026	2027
Amortization to be recorded as an increase to operating revenues	$50.4	$53.4	$53.4	$53.4	$53.4
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

06/30/2023 Form 10-Q	29	WEC Energy Group, Inc.

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

	Three Months Ended June 30, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,896.2	$25.5	$1,921.7
Add: Earnings from equity method investment	43.1	0.5	43.6
Add: Capital contributions	27.2	—	27.2
Less: Distributions	34.7	1.9	36.6
Balance at end of period	$1,931.8	$24.1	$1,955.9

	Three Months Ended June 30, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,795.0	$23.2	$1,818.2
Add: Earnings from equity method investment	42.6	0.4	43.0
Add: Capital contributions	9.2	—	9.2
Less: Distributions	33.2	—	33.2
Balance at end of period	$1,813.6	$23.6	$1,837.2

	Six Months Ended June 30, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,884.6	$24.6	$1,909.2
Add: Earnings from equity method investment	86.0	1.4	87.4
Add: Capital contributions	33.3	—	33.3
Less: Distributions	72.1	1.9	74.0
Balance at end of period	$1,931.8	$24.1	$1,955.9

	Six Months Ended June 30, 2022
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	83.6	1.1	84.7
Add: Capital contributions	30.3	—	30.3
Less: Distributions	67.2	—	67.2
Balance at end of period	$1,813.6	$23.6	$1,837.2

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Charges to ATC for services and construction	$4.0	$4.7	$7.8	$10.9
Charges from ATC for network transmission services	94.3	90.8	188.8	181.9

06/30/2023 Form 10-Q	30	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	June 30, 2023	December 31, 2022
Accounts receivable for services provided to ATC	$1.5	$1.2
Accounts payable for services received from ATC	31.7	30.4
Amounts due from ATC for transmission infrastructure upgrades (1)	45.9	26.6

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2023	2022	2023	2022
Income statement data
Operating revenues	$203.8	$191.6	$404.2	$382.6
Operating expenses	101.5	95.2	200.6	190.7
Other expense, net	32.9	28.8	65.4	56.8
Net income	$69.4	$67.6	$138.2	$135.1

(in millions)	June 30, 2023	December 31, 2022
Balance sheet data
Current assets	$100.7	$89.6
Noncurrent assets	6,149.0	5,997.8
Total assets	$6,249.7	$6,087.4

Current liabilities	$438.8	$511.9
Long-term debt	2,712.8	2,613.0
Other noncurrent liabilities	542.7	485.8
Members' equity	2,555.4	2,476.7
Total liabilities and members' equity	$6,249.7	$6,087.4

NOTE 21—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At June 30, 2023, we reported six segments, which are described below.

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

See Note 2, Acquisitions, for more information on recent WECI acquisitions.

06/30/2023 Form 10-Q	31	WEC Energy Group, Inc.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Wisvest LLC, Wisconsin Energy Capital Corporation, and WEC Business Services LLC.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2023 and 2022:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2023
External revenues	$1,424.5	$273.5	$81.9	$1,779.9	$—	$50.0	$0.1	$—	$1,830.0
Intersegment revenues	—	—	—	—	—	119.0	—	(119.0)	—
Other operation and maintenance	351.8	105.3	21.8	478.9	—	20.3	0.7	(3.9)	496.0
Depreciation and amortization	210.3	58.5	10.6	279.4	—	48.4	5.2	(19.1)	313.9
Equity in earnings of transmission affiliates	—	—	—	—	43.6	—	—	—	43.6
Interest expense	150.1	21.4	4.1	175.6	4.8	25.1	62.0	(88.8)	178.7
Income tax expense (benefit)	53.6	10.9	1.3	65.8	9.7	(19.7)	(7.3)	—	48.5
Net income (loss)	185.9	30.1	3.7	219.7	29.1	85.9	(44.7)	—	290.0
Net income (loss) attributed to common shareholders	185.6	30.1	3.7	219.4	29.1	85.9	(44.7)	—	289.7

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2022
External revenues	$1,557.4	$442.4	$99.9	$2,099.7	$—	$28.1	$0.1	$—	$2,127.9
Intersegment revenues	—	—	—	—	—	115.5	—	(115.5)	—
Other operation and maintenance	337.9	79.1	22.9	439.9	—	13.9	(0.9)	(3.9)	449.0
Depreciation and amortization	187.7	57.4	10.2	255.3	—	34.3	6.8	(16.8)	279.6
Equity in earnings of transmission affiliates	—	—	—	—	43.0	—	—	—	43.0
Interest expense	135.6	18.0	3.2	156.8	4.8	17.4	24.6	(83.8)	119.8
Income tax expense (benefit)	49.3	21.2	0.9	71.4	9.3	(7.3)	(10.0)	—	63.4
Net income (loss)	148.7	56.4	2.7	207.8	29.0	80.3	(29.3)	—	287.8
Net income (loss) attributed to common shareholders	148.4	56.4	2.7	207.5	29.0	80.3	(29.3)	—	287.5

06/30/2023 Form 10-Q	32	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2023
External revenues	$3,420.8	$873.2	$331.9	$4,625.9	$—	$92.1	$0.1	$—	$4,718.1
Intersegment revenues	—	—	—	—	—	243.1	—	(243.1)	—
Other operation and maintenance	732.6	219.0	46.5	998.1	—	38.1	(0.7)	(5.5)	1,030.0
Depreciation and amortization	417.6	117.0	21.0	555.6	—	91.1	10.3	(37.6)	619.4
Equity in earnings of transmission affiliates	—	—	—	—	87.4	—	—	—	87.4
Interest expense	300.7	43.0	8.3	352.0	9.6	45.0	117.6	(173.3)	350.9
Income tax expense (benefit)	119.5	52.9	12.5	184.9	19.4	(37.5)	(44.2)	—	122.6
Net income (loss)	443.4	143.2	36.9	623.5	58.4	174.2	(58.5)	—	797.6
Net income (loss) attributed to common shareholders	442.8	143.2	36.9	622.9	58.4	174.4	(58.5)	—	797.2

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2022
External revenues	$3,499.7	$1,124.5	$340.8	$4,965.0	$—	$70.7	$0.3	$—	$5,036.0
Intersegment revenues	—	—	—	—	—	232.4	—	(232.4)	—
Other operation and maintenance	650.5	192.7	47.5	890.7	—	24.8	(6.6)	(5.5)	903.4
Depreciation and amortization	374.8	114.2	20.2	509.2	—	68.3	13.3	(33.1)	557.7
Equity in earnings of transmission affiliates	—	—	—	—	84.7	—	—	—	84.7
Interest expense	271.9	35.7	6.5	314.1	9.7	34.6	47.2	(168.2)	237.4
Income tax expense (benefit)	144.7	63.3	11.3	219.3	18.2	(12.2)	(34.8)	—	190.5
Net income (loss)	437.1	169.8	34.2	641.1	56.8	173.6	(15.7)	—	855.8
Net income (loss) attributed to common shareholders	436.5	169.8	34.2	640.5	56.8	171.8	(15.7)	—	853.4

NOTE 22—VARIABLE INTEREST ENTITIES

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

06/30/2023 Form 10-Q	33	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2023	December 31, 2022
Assets
Other current assets (restricted cash)	$1.5	$3.0
Regulatory assets	89.5	92.4
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.0	8.9
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	89.7	94.1

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2023 and December 31, 2022, our equity investment in ATC was $1,931.8 million and $1,884.6 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2023 and December 31, 2022, our equity investment in ATC Holdco was $24.1 million and $24.6 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 20, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

06/30/2023 Form 10-Q	34	WEC Energy Group, Inc.

Power Purchase Commitment

On May 31, 2022, WE's PPA with LSP-Whitewater Limited Partnership that represented a variable interest expired. This agreement was for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, and we accounted for it as a finance lease.

In November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022, upon the expiration of the PPA. Concurrent with the execution of the tolling agreement, WE and WPS also entered into an agreement to purchase the natural gas-fired cogeneration facility. This asset purchase agreement was approved by the PSCW in December 2022, and the acquisition closed effective January 1, 2023. See Note 2, Acquisitions, for more information on the acquisition of this facility. The tolling agreement represented a variable interest until the facility was acquired since its terms were substantially similar to the terms of the PPA. Based on the risks of the entity, including operations, maintenance, dispatch, financing, fuel costs, and other factors, we were not the primary beneficiary of the entity. We did not hold an equity or debt interest in the entity, and there was no residual guarantee associated with the tolling agreement. Similar to the PPA, we accounted for the tolling agreement as a finance lease.

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

Our minimum future commitments related to these purchase obligations as of June 30, 2023, including those of our subsidiaries, were approximately $10.2 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. The rule will take effect in August 2023, during the latter half of the 2023 ozone season. After review of the final rule, we believe that we are well positioned to meet the requirements.

Our RICE units in the Upper Peninsula of Michigan and Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines may be subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule but included new language defining an LDC that we are still evaluating.

06/30/2023 Form 10-Q	35	WEC Energy Group, Inc.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu, which could have an adverse effect on our utilities. The EPA is also seeking comments on an even lower limit of 0.006 lb/MMBtu. We submitted comments to the EPA in June 2023 addressing several concerning portions of the proposed rule revisions.

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

In April 2022, the EPA proposed to find that the Milwaukee and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021 and should be adjusted to "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR submitted a SIP revision to the EPA in December 2022 to address the moderate nonattainment status.

We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. A final decision on the reconsideration is anticipated in late summer 2023. All counties within our service territories are in attainment with the current 2012 standards. If the EPA lowers the annual standard to 10 or 11 µg/m3, our generating facilities within our service territories should remain in attainment. If the EPA lowers it to below 10 µg/m3, there could be some nonattainment areas that may affect permitting of some smaller ancillary equipment located at our facilities. After finalization of the rule, the WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which replaced the Clean Power Plan. For coal plants, there are no applicable standards until 2032, and after 2032 the applicable standard is dependent on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the rule is highly dependent on hydrogen as an alternative fuel, or carbon capture. For simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our RICE units in Michigan and the new Weston RICE project are not affected under the rule because each RICE unit is less than 25 MWs. We are evaluating the proposed rule to understand the impacts to our operations.

06/30/2023 Form 10-Q	36	WEC Energy Group, Inc.

In May 2023, the EPA proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. We continue to move forward on the ESG Progress Plan, which is heavily focused on reducing GHG emissions.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities, local natural gas distribution companies, and underground natural gas storage facilities. In July 2023, the EPA also issued a pre-publication version of its proposal to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact, if any, of the proposed rule.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018. Through our ESG Progress Plan, we expect to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirements in 2024-2025 of OCPP Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2. See Note 7, Property, Plant, and Equipment, for more information on the timing of the retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by making operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is net-zero CO2 emissions by 2050.

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

We are engaged in discussions with the WDNR regarding the current status of the BTA determination at PWGS. There is uncertainty about whether existing technology meets all of the WDNR's BTA requirements. We will not be in a position to determine what, if any, modifications may be needed at PWGS until the WDNR issues the WPDES permit renewal for PWGS, expected during the third quarter of 2023.

06/30/2023 Form 10-Q	37	WEC Energy Group, Inc.

As a result of past capital investments completed to address Section 316(b) compliance at WE and WPS, we believe our fleet overall is well positioned to continue to meet this regulation.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW and wet FGD wastewaters at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS facilities relate to discharge limits for BATW and wet FGD wastewater. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. Through 2023, we expect that compliance costs associated with the ELG rule will require $105 million in capital investment. An $8 million BATW modification to OC 7 and OC 8 was completed and placed in-service in mid-2021, and in December 2021, the PSCW issued a Certificate of Authority approving the $89 million ERGS FGD wastewater treatment system modification. The BATW modifications, including $8 million of modifications at Weston Unit 3 completed in June 2023, did not require PSCW approval prior to construction. All of these ELG required projects are either in-service or are on track for completion by the WPDES permit deadlines in December 2023.

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

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule. Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although we are currently completing an $89 million biological treatment system at ERGS, which we expect to be complete later this year, the expected timing of the project's completion would not comply with the deadline imposed by the EPA to qualify for early adopter status. In addition, we do not believe that, upon its completion, the biological treatment system would be compliant with the additional ZLD FGD wastewater treatment requirements as proposed. In May 2023, we submitted written comments to the EPA.

If the supplemental ELG rule is finalized as proposed, we anticipate that our coal-fueled facilities will meet the BATW rule provisions. BATW projects were completed at Weston Unit 3 in June 2023 and at the OCPP Units 7 and 8 in June 2021. ERGS Units 1 and 2 and OCPP Units 5 and 6 were both built with ELG-compliant dry BATW systems.

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We are reviewing those proposed requirements to determine potential costs and actions required for our facilities.

Waters of the United States

In January 2023, the EPA and the Army Corps together released a final rule effective in March 2023, that based the definition of WOTUS on its pre-2015 definition. The pre-2015 approach involves applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

In May 2023, the Supreme Court issued a decision significantly narrowing federal jurisdiction over wetlands. In Sackett v. Environmental Protection Agency, the court ruled that the federal government's jurisdiction over WOTUS extends to "traditional navigable waters" and wetlands or other waters that have a "continuous surface connection" with a traditional navigable water.

Following the Supreme Court decision, the agencies announced they would interpret the definition of WOTUS consistent with the Sackett decision. The agencies are also developing a new rule to amend the definition of WOTUS that was published in the Federal Register in January 2023, to be consistent with the Sackett decision. The agencies have indicated that they intend to issue a new final rule by September 2023.

We anticipate the Sackett decision will cause a decrease in the number of projects that require Army Corps federal wetland permits. The Sackett decision may also affect the administration of some state programs. At this point, our projects requiring federal permits are moving ahead, but we are monitoring these recent developments to better understand potential future impacts.

06/30/2023 Form 10-Q	38	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2023	December 31, 2022
Regulatory assets	$582.7	$610.7
Reserves for future environmental remediation	475.8	499.6

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023, that would apply to all landfills, historic fill sites, and projects where CCR was placed. As proposed, the rule would regulate previously exempt closed landfills and would include sites we own as well as several third party owned properties.

We are actively engaged with the Utility Solid Waste Activities Group and the EEI in evaluating and commenting on this rule. The proposed rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

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

06/30/2023 Form 10-Q	39	WEC Energy Group, Inc.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to Wisconsin Power and Light Company, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including Madison Gas and Electric Company, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with Wisconsin Power and Light Company, Madison Gas and Electric Company, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. Wisconsin Power and Light Company started the process in early 2023 to close out this Consent Decree.

NOTE 24—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Six Months Ended June 30
(in millions)	2023	2022
Cash paid for interest, net of amount capitalized	$312.8	$234.9
Cash paid for income taxes, net	15.8	37.3
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	156.7	210.2
Increase in receivables related to insurance proceeds	5.6	—
Liabilities accrued for software licensing agreement	—	7.4

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$54.7	$28.9
Restricted cash included in other current assets	32.7	25.6
Restricted cash included in other long-term assets	52.7	127.7
Cash, cash equivalents, and restricted cash	$140.1	$182.2

Our restricted cash consisted of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. All assets held within the rabbi trust are restricted as they can only be withdrawn from the trust to make qualifying benefit payments.

•Cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEC Infrastructure Wind Holding I LLC, WECI Wind Holding II, and WEPCo Environmental Trust.

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

06/30/2023 Form 10-Q	40	WEC Energy Group, Inc.

NOTE 25—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2024 Limited Rate Case Re-Opener

In accordance with their rate orders approved by the PSCW in December 2022, WE, WPS, and WG filed requests for limited electric and natural gas rate case re-openers, as applicable, with the PSCW on May 15, 2023. The limited electric rate case re-openers filed by WE and WPS include updated revenue requirements for the generation projects that were previously approved by the PSCW and are expected to be placed into service in 2023 and 2024. WE's limited electric re-opener also includes the projected savings from the retirement of the OCPP units 5 and 6, which are expected to be retired in May 2024. WE and WG also filed a request for a limited natural gas rate case re-opener to reflect the additional revenue requirements associated with their previously approved LNG projects that are expected to be placed into service in 2023 and 2024, respectively.

The requested increases in 2024 base rates are as follows:

	WE				WPS				WG
Requested 2024 base rate increases
Electric	$45.0	million	/	1.3%	$8.6	million	/	0.5%	N/A
Gas	$23.9	million	/	4.5%	N/A				$22.2	million	/	2.9%

The utilities' ROE and common equity component averages will not be addressed in the limited rate case re-openers. A PSCW decision is expected in the fourth quarter of 2023, with new rates expected to be effective January 1, 2024.

The Peoples Gas Light and Coke Company and North Shore Gas Company

2023 Rate Case

In January 2023, PGL and NSG filed requests with the ICC to increase their natural gas rates. They are requesting incremental rate increases of $194.7 million (13.0%) and $18.7 million (7.8%), respectively. The requested rate increases are primarily driven by capital investments made to strengthen the safety and reliability of each utility’s natural gas distribution system. PGL is also seeking to recover costs incurred to upgrade its natural gas storage field and operations facilities and to continue improving customer service.

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

As of June 30, 2023, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years, which include 2016 through 2022, will be deemed recoverable by the ICC.

06/30/2023 Form 10-Q	41	WEC Energy Group, Inc.

Minnesota Energy Resources Corporation

2023 Rate Case

In November 2022, MERC initiated a rate proceeding with the MPUC to increase its retail natural gas base rates by $40.3 million (9.9%). MERC's request reflected a 10.3% ROE and a common equity component average of 53.0%. The proposed retail natural gas rate increase was primarily driven by increased capital investments as well as inflationary pressure on operating costs. In December 2022, the MPUC approved MERC's request for interim rates totaling $37.0 million, subject to refund. The interim rates went into effect on January 1, 2023.

On May 11, 2023, MERC filed with the MPUC a settlement agreement it reached with certain intervenors. The settlement agreement reflects a natural gas base rate increase of $28.8 million (7.1%), along with a 9.65% ROE and a common equity component average of 53.0%. Under the terms of the settlement agreement, MERC will continue the use of its decoupling mechanism for residential customers, and it will be expanded to include certain small commercial and industrial customers. The settlement agreement is pending MPUC approval. MERC’s customers will be entitled to a refund to the extent the interim rate increase exceeds the final approved rate increase. We expect a decision from the MPUC in the fourth quarter of 2023.

Michigan Gas Utilities Corporation

2023 Rate Case

In March 2023, MGU filed a request with the MPSC to increase its retail natural gas base rates by $19.1 million (9.1%). The request reflected a 10.4% ROE and a common equity component average of 51.4%. MGU also requested changes to its MRP rider, including updates for projects that are expected to be placed into service during 2023 and 2024, updates to remaining project costs to address inflation, and an extension of the rider for an additional two years (new expiration of 2029).

The proposed natural gas rate increase was primarily driven by capital investments made to strengthen the safety and reliability of MGU's natural gas distribution system and to provide service to additional customers. Inflationary pressure on operating costs also contributed to the proposed rate increase.

In July 2023, MGU reached a comprehensive settlement that resolves all issues in its rate case. The settlement agreement is being finalized and is expected be filed with the MPSC for approval shortly.

An MPSC decision is anticipated in the second half of 2023, with new rates expected to be effective January 1, 2024.

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements were effective upon issuance on March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2024 by accounting topic. Our $500.0 million 2007 Junior Notes, which were previously subject to a variable rate based on U.S. dollar LIBOR, transitioned to a variable rate based on SOFR beginning July 1, 2023. No contract modifications were required as the references to LIBOR were replaced by operation of law. See Note 11, Long-Term Debt, for more information. We do not anticipate this guidance having a significant impact on our financial statements and related disclosures.

06/30/2023 Form 10-Q	42	WEC Energy Group, Inc.

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

As part of our path toward these goals, we are exploring co-firing with natural gas at our Elm Road Generating Station (ERGS) coal-fired units. By the end of 2030, we expect to use coal as a backup fuel only, and we believe we will be in a position to eliminate coal as an energy source by the end of 2035.

We already have retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle power plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. Through our ESG Progress Plan, we expect to retire approximately 1,500 MWs of additional fossil-fueled generation by the end of 2026, which includes the planned retirement in 2024-2025 of Oak Creek Power Plant Units 5-8 and the planned retirement by June 2026 of jointly-owned Columbia Units 1-2.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $5.4 billion from 2023-2027 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•1,900 MWs of utility-scale solar;
•700 MWs of battery storage; and

06/30/2023 Form 10-Q	43	WEC Energy Group, Inc.

•600 MWs of wind.

We also plan on investing in a combination of clean, natural gas-fired generation, including the planned purchase of up to 100 MWs of additional capacity in the West Riverside Energy Center — a combined cycle natural gas plant completed and operated by Alliant Energy in Wisconsin.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the Public Service Commission of Wisconsin (PSCW) for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 25 Solar Now projects and currently has another four under construction, together totaling more than 30 MWs. The second program, the Dedicated Renewable Energy Resource (DRER) pilot, would allow large commercial and industrial customers to access renewable resources that WE would operate, and could add up to 35 MWs of renewables to WE's portfolio. The DRER pilot would help these larger customers meet their sustainability and renewable energy goals. In July 2023, WE and Wisconsin Public Service Corporation (WPS) received approval from the PSCW for the Renewable Pathway Pilot, the third renewable energy program. This program allows commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility. The Renewable Pathway Pilot will utilize generation from Paris Solar-Battery Park, Darien Solar-Battery Park, and Red Barn Wind Park and will have a participation cap of 125 MW at WE and 40 MW at WPS.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of renewable natural gas (RNG) throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots. We have since signed six contracts for RNG for our natural gas distribution business, which will be transporting the output of local dairy farms onto our gas distribution systems. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. These six contracts bring us to over one Bcf of RNG planned to enter our systems, and we expect to have RNG flowing in 2023, supporting our goal to reduce methane emissions.

As part of our effort to look for new opportunities in sustainable energy, during 2022 we completed testing the effects of blending hydrogen, a clean generating fuel, with natural gas for one of our RICE generating units in the Upper Peninsula of Michigan. We partnered with the Electric Power Research Institute (EPRI) in this research that could help create another viable option for decarbonizing the economy. The results of this testing were shared earlier this year by EPRI.

We are planning for the start of a pilot program in the fourth-quarter of 2023 with EPRI and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with our ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

06/30/2023 Form 10-Q	44	WEC Energy Group, Inc.

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

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and storm hardening.

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

06/30/2023 Form 10-Q	45	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2023

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2023 with the second quarter of 2022, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2023	2022	B (W)
Wisconsin	$185.6	$148.4	$37.2
Illinois	30.1	56.4	(26.3)
Other states	3.7	2.7	1.0
Electric transmission	29.1	29.0	0.1
Non-utility energy infrastructure	85.9	80.3	5.6
Corporate and other	(44.7)	(29.3)	(15.4)
Net income attributed to common shareholders	$289.7	$287.5	$2.2

Diluted earnings per share	$0.92	$0.91	$0.01

Earnings increased $2.2 million during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the $2.2 million increase in earnings were:

•A $37.2 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric and natural gas margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023, and a positive quarter-over-quarter impact from collections of fuel and purchased power costs. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders. These positive impacts were partially offset by a decrease in margins due to lower weather-driven electric and natural gas sales volumes, and higher operating expenses, including increases in expenses related to transmission and depreciation and amortization.

•A $5.6 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs in 2023, primarily related to the acquisition of three additional renewable generation facilities in the second half of 2022 and the first quarter of 2023. Partially offsetting this increase was higher interest expense, primarily due to intercompany financing costs, which are offset by higher interest income at the corporate and other segment.

06/30/2023 Form 10-Q	46	WEC Energy Group, Inc.

These increases in earnings were partially offset by:

•A $26.3 million decrease in net income attributed to common shareholders at the Illinois segment, driven by higher operation and maintenance expense due to the quarter-over-quarter impact of a gain recorded in the second quarter of 2022 on the sale of certain real estate by PGL and the impact from a 2023 ICC order associated with an annual prudency review of the UEA Rider. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery for more information on the ICC order. These negative impacts were partially offset by decreases in certain other operating expenses, including expenses related to the settlement of legal claims, charitable projects, and benefit costs.

•A $15.4 million increase in net loss attributed to common shareholders at the corporate and other segment, driven by higher interest expense. This negative impact was partially offset by net gains from the investments held in the Integrys rabbi trust during the second quarter of 2023, compared with net losses during the same quarter in 2022, and an increase in intercompany interest income, which is offset by higher interest expense at our operating segments. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 15, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the second quarter of 2023 and 2022:

	Three Months Ended June 30
(in millions)	2023	2022
Wisconsin	$352.3	$309.1
Illinois	60.9	91.9
Other states	9.1	6.3

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2023 Form 10-Q	47	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $185.6 million during the second quarter of 2023, representing a $37.2 million, or 25.1%, increase over the same quarter in 2022. The higher earnings were driven by an increase in electric and natural gas margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023, and a positive quarter-over-quarter impact from collections of fuel and purchased power costs. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders. These positive impacts were partially offset by a decrease in margins due to lower weather-driven electric and natural gas sales volumes, and higher operating expenses, including increases in expenses related to transmission and depreciation and amortization.

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Electric revenues	$1,182.0	$1,225.5	$(43.5)
Fuel and purchased power	358.7	472.9	114.2
Total electric margins	823.3	752.6	70.7

Natural gas revenues	242.5	331.9	(89.4)
Cost of natural gas sold	107.2	209.2	102.0
Total natural gas margins	135.3	122.7	12.6

Total electric and natural gas margins	958.6	875.3	83.3

Other operation and maintenance	351.8	337.9	(13.9)
Depreciation and amortization	210.3	187.7	(22.6)
Property and revenue taxes	44.2	40.6	(3.6)
Operating income	352.3	309.1	43.2

Other income, net	37.3	24.5	12.8
Interest expense	150.1	135.6	(14.5)
Income before income taxes	239.5	198.0	41.5

Income tax expense	53.6	49.3	(4.3)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$185.6	$148.4	$37.2

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$134.3	$172.0	$37.7
Transmission (1)	131.6	107.4	(24.2)
Regulatory amortizations and other pass through expenses (2)	51.2	36.6	(14.6)
We Power (3)	35.5	27.3	(8.2)
Earnings sharing mechanisms (4)	(0.8)	(5.4)	(4.6)
Total other operation and maintenance	$351.8	$337.9	$(13.9)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2023 and 2022, $127.9 million and $130.1 million, respectively, of costs were billed to our electric utilities by transmission providers.

During the second quarter of 2022, WE and WPS amortized $20.3 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the lower transmission expense during the second quarter of 2022.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income. Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs as well as certain costs associated

06/30/2023 Form 10-Q	48	WEC Energy Group, Inc.

with our jointly-owned Columbia plant. As a result, our Wisconsin utilities defer as a regulatory asset or liability, the difference between these actual costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the second quarter of 2023 and 2022, $35.8 million and $26.1 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)For the second quarter of 2022, this amount represented amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer Class
Residential	2,486.9	2,657.1	(170.2)
Small commercial and industrial (1)	3,108.4	3,106.5	1.9
Large commercial and industrial (1)	2,999.9	2,988.4	11.5
Other	25.6	28.9	(3.3)
Total retail (1)	8,620.8	8,780.9	(160.1)
Wholesale	446.5	639.4	(192.9)
Resale	962.3	855.4	106.9
Total sales in MWh (1)	10,029.6	10,275.7	(246.1)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	150.2	175.9	(25.7)
Commercial and industrial	107.2	106.4	0.8
Total retail	257.4	282.3	(24.9)
Transportation	292.2	321.0	(28.8)
Total sales in therms	549.6	603.3	(53.7)

	Three Months Ended June 30
	Degree Days
Weather	2023	2022	B (W)
WE and WG (1)
Heating (911 Normal)	758	840	(9.8)%
Cooling (171 Normal)	158	259	(39.0)%

WPS (2)
Heating (950 Normal)	873	908	(3.9)%
Cooling (148 Normal)	174	249	(30.1)%

UMERC (3)
Heating (1,188 Normal)	1,118	1,232	(9.3)%
Cooling (83 Normal)	108	115	(6.1)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

06/30/2023 Form 10-Q	49	WEC Energy Group, Inc.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Electric Revenues

Electric revenues decreased $43.5 million during the second quarter of 2023, compared with the same quarter in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $70.7 million during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the higher electric utility margins were:

•A $76.2 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders.

•A $22.0 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•A $5.0 million decrease in expense during the second quarter of 2023, related to the expiration of a capacity contract driven by the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $22.7 million decrease in margins related to lower sales volumes, driven by the impact of cooler spring weather during the second quarter of 2023, compared with the same quarter in 2022. As measured by cooling degree days, the second quarter of 2023 was 39.0% and 30.1% cooler than the same quarter in 2022 in the Milwaukee area and Green Bay area, respectively.

•An $8.3 million decrease in other revenues, primarily related to third-party use of our assets and a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including our electric utilities.

Natural Gas Revenues

Natural gas revenues decreased $89.4 million during the second quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 47% during the second quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $12.6 million during the second quarter of 2023, compared with the same quarter in 2022. The most significant factor impacting the higher natural gas utility margins was a $17.3 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $4.9 million decrease in margins from lower sales volumes, driven by warmer weather during the second quarter of 2023, compared with the same quarter in 2022. As measured by heating degree days, the second quarter of 2023 was 9.8% and 3.9% warmer than the same quarter in 2022 in the Milwaukee area and Green Bay area, respectively. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders.

06/30/2023 Form 10-Q	50	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $40.1 million during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in other operating expenses were:

•A $24.2 million increase in transmission expense as approved in the PSCW's 2023 rate orders, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $6.4 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed in electric margins above.

•A $22.6 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $14.6 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•An $8.2 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $6.0 million increase in other operating and maintenance related to our power plants, driven by increased maintenance, including planned outages at the Weston power plant, and operating costs associated with Whitewater, which was purchased in January 2023.

•A $4.6 million increase in expense related to the earnings sharing mechanism in place at our Wisconsin utilities, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by:

•A $22.2 million pre-tax gain on the sale of land at our Pleasant Prairie power plant site during the second quarter of 2023. See Note 3, Dispositions, for more information.

•A $13.8 million decrease in benefit costs, primarily driven by lower stock-based compensation and incentive costs.

•A $4.7 million decrease in electric and natural gas distribution expenses, primarily driven by lower costs to maintain the distribution system and for storm restoration during the second quarter of 2023, compared with the same quarter in 2022.

Other Income, Net

Other income, net at the Wisconsin segment increased $12.8 million during the second quarter of 2023, compared with the same quarter in 2022, driven by higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $14.5 million during the second quarter of 2023, compared with the same quarter in 2022, primarily due to the impact of WE and WPS issuing long-term debt during the third and fourth quarters of 2022, respectively, and higher short-term debt interest rates. Also contributing to the increase was the deferral in the second quarter of 2022 of $2.0 million of interest expense related to capital investments made by WG since its 2020 rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. This deferred interest expense is now being amortized over a two-year period. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information. These increases were partially offset by higher AFUDC–Debt due to continued capital investment.

06/30/2023 Form 10-Q	51	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $4.3 million during the second quarter of 2023, compared with the same quarter in 2022. The increase in income tax expense was due to higher pre-tax income, partially offset by a $3.6 million increase in PTCs.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $30.1 million during the second quarter of 2023, representing a $26.3 million, or 46.6%, decrease over the same quarter in 2022. The decrease was driven by higher operation and maintenance expense due to the quarter-over-quarter impact of a gain recorded in the second quarter of 2022 on the sale of certain real estate by PGL and the impact from a 2023 ICC order associated with an annual prudency review of the UEA Rider. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery for more information on the ICC order. These negative impacts were partially offset by decreases in certain other operating expenses, including expenses related to the settlement of legal claims, charitable projects, and benefit costs.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Natural gas revenues	$273.5	$442.4	$(168.9)
Cost of natural gas sold	40.6	205.6	165.0
Total natural gas margins	232.9	236.8	(3.9)

Other operation and maintenance	105.3	79.1	(26.2)
Depreciation and amortization	58.5	57.4	(1.1)
Property and revenue taxes	8.2	8.4	0.2
Operating income	60.9	91.9	(31.0)

Other income, net	1.5	3.7	(2.2)
Interest expense	21.4	18.0	(3.4)
Income before income taxes	41.0	77.6	(36.6)

Income tax expense	10.9	21.2	10.3
Net income attributed to common shareholders	$30.1	$56.4	$(26.3)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in the line items below	$87.8	$53.3	$(34.5)
Riders (1)	17.5	26.4	8.9
Regulatory amortizations (1)	—	(0.6)	(0.6)
Total other operation and maintenance	$105.3	$79.1	$(26.2)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2023 Form 10-Q	52	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	117.1	145.2	(28.1)
Commercial and industrial	41.3	52.5	(11.2)
Total retail	158.4	197.7	(39.3)
Transportation	128.4	133.9	(5.5)
Total sales in therms	286.8	331.6	(44.8)

	Three Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (725 Normal)	601	722	(16.8)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues decreased $168.9 million during the second quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased 75% during the second quarter of 2023, compared with the same quarter in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $8.9 million impact of the riders referenced in the table above, increased $5.0 million during the second quarter of 2023, compared with the same quarter in 2022. The increase in margins was primarily driven by a $5.7 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through the end of 2023. See Note 25, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $36.0 million, net of the $8.9 million impact of the riders referenced in the table above, during the second quarter of 2023, compared with the same quarter in 2022. The significant factors impacting the increase in other operating expenses were:

•A $54.5 million pre-tax gain on the sale of certain real estate in Chicago during the second quarter of 2022. See Note 3, Dispositions, for more information.

•An $11.1 million increase in expenses driven by an ICC order received in May 2023 related to an annual prudency review of PGL's and NSG's UEA Rider, which requires a refund to ratepayers starting in September 2023. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery for more information.

•An $8.4 million increase in expenses due to a ratemaking adjustment related to certain capitalized costs during the second quarter of 2023.

These increases in other operating expenses were partially offset by:

•A $10.2 million decrease in expenses associated with the settlement of legal claims during the second quarter of 2022.

06/30/2023 Form 10-Q	53	WEC Energy Group, Inc.

•A $10.0 million decrease in expenses related to contributions made during the second quarter of 2022 to charitable projects supporting our customers and the communities within our service territories.

•An $8.9 million decrease in benefit costs, primarily due to lower stock-based compensation and incentive costs.

•A $6.4 million decrease in natural gas distribution and maintenance costs, primarily related to work on the natural gas infrastructure.

Other Income, Net

Other income, net at the Illinois segment decreased $2.2 million during the second quarter of 2023, compared with the same quarter in 2022, driven by lower net credits from the non-service components of our net periodic pension and OPEB costs. See Note 18, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $3.4 million during the second quarter of 2023, compared with the same quarter in 2022, primarily due to increased short-term debt interest rates and PGL's issuance of long-term debt in December 2022.

Income Tax Expense

Income tax expense at the Illinois segment decreased $10.3 million during the second quarter of 2023, compared with the same quarter in 2022, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $3.7 million during the second quarter of 2023, representing a $1.0 million, or 37.0%, increase over the same quarter in 2022. The increase in earnings was driven by higher natural gas margins due to an interim rate increase at MERC, effective January 1, 2023, and a decrease in operating expenses driven by lower benefit costs. These positive impacts were partially offset by an increase in interest expense.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Natural gas revenues	$81.9	$99.9	$(18.0)
Cost of natural gas sold	35.7	55.8	20.1
Total natural gas margins	46.2	44.1	2.1

Other operation and maintenance	21.8	22.9	1.1
Depreciation and amortization	10.6	10.2	(0.4)
Property and revenue taxes	4.7	4.7	—
Operating income	9.1	6.3	2.8

Other income, net	—	0.5	(0.5)
Interest expense	4.1	3.2	(0.9)
Income before income taxes	5.0	3.6	1.4

Income tax expense	1.3	0.9	(0.4)
Net income attributed to common shareholders	$3.7	$2.7	$1.0

06/30/2023 Form 10-Q	54	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line item below	$18.4	$18.9	$0.5
Regulatory amortizations and other pass through expenses (1)	3.4	4.0	0.6
Total other operation and maintenance	$21.8	$22.9	$1.1

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	43.6	52.6	(9.0)
Commercial and industrial	28.0	37.8	(9.8)
Total retail	71.6	90.4	(18.8)
Transportation	178.8	164.9	13.9
Total sales in therms	250.4	255.3	(4.9)

	Three Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
MERC
Heating (956 Normal)	877	1,112	(21.1)%

MGU
Heating (782 Normal)	748	796	(6.0)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues decreased $18.0 million during the second quarter of 2023, compared with the same quarter in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 22% during the second quarter of 2023, compared with the same quarter in 2022. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $2.1 million during the second quarter of 2023, compared with the same quarter in 2022. The primary factor impacting the increase in natural gas utility margins was a $2.4 million increase related to an interim rate increase at MERC that was effective January 1, 2023. See Note 25, Regulatory Environment, for more information about the pending rate case.

06/30/2023 Form 10-Q	55	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment decreased $0.7 million during the second quarter of 2023, compared with the same quarter in 2022. The primary factor impacting the decrease in operating expenses was a $1.7 million decrease in benefit costs, primarily due to lower stock-based compensation and incentive costs. This decrease in other operating expenses was partially offset by a $1.1 million increase in natural gas operations and customer service expense, driven by various operation and maintenance projects at MERC.

Interest Expense

Interest expense at the other states segment increased $0.9 million during the second quarter of 2023, compared with the same quarter in 2022, primarily due to higher short-term debt interest rates.

Income Tax Expense

Income tax expense at the other states segment increased $0.4 million during the second quarter of 2023, compared with the same quarter in 2022, driven by an increase in pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Equity in earnings of transmission affiliates	$43.6	$43.0	$0.6
Other income	—	0.1	(0.1)
Interest expense	4.8	4.8	—
Income before income taxes	38.8	38.3	0.5

Income tax expense	9.7	9.3	(0.4)
Net income attributed to common shareholders	$29.1	$29.0	$0.1

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Operating income	$91.3	$90.4	$0.9

Interest expense	25.1	17.4	(7.7)
Income before income taxes	66.2	73.0	(6.8)

Income tax benefit	(19.7)	(7.3)	12.4
Net income attributed to common shareholders	$85.9	$80.3	$5.6

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $7.7 million during the second quarter of 2023, compared with the same quarter in 2022, primarily due to a $5.4 million increase in interest expense due to WECI’s issuance of a $430.0 million long-term intercompany note payable to WEC Energy Group in April 2023. Also driving the increase was WECI Wind Holding II's issuance of long-term debt in December 2022.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $12.4 million during the second quarter of 2023, compared with the same quarter in 2022. The increase was primarily due to a $10.7 million increase in PTCs in the second quarter of 2023, driven by the acquisition of three additional renewable generation facilities in the second half of 2022 and the first quarter of 2023.

06/30/2023 Form 10-Q	56	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2023	2022	B (W)
Operating loss	$(5.9)	$(5.8)	$(0.1)

Other income (expense), net	15.9	(8.9)	24.8
Interest expense	62.0	24.6	(37.4)
Loss before income taxes	(52.0)	(39.3)	(12.7)

Income tax benefit	(7.3)	(10.0)	(2.7)
Net loss attributed to common shareholders	$(44.7)	$(29.3)	$(15.4)

Other Income (Expense), Net

The corporate and other segment had other income, net of $15.9 million during the second quarter of 2023, compared with other expense, net of $8.9 million during the same quarter in 2022. The significant factors impacting the change in other income (expense), net were:

•A $4.4 million net gain from the investments held in the Integrys rabbi trust during the second quarter of 2023, compared with a $9.7 million net loss during the same quarter in 2022. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 15, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $6.2 million increase in intercompany interest income, driven by WECI's issuance of a $430.0 million long-term intercompany note to WEC Energy Group in April 2023 and higher interest rates on short-term borrowings to subsidiaries in our operating segments.

•A $3.3 million positive quarter-over-quarter impact due to a net loss from our equity method investments in technology and energy-focused investment funds during the second quarter of 2022.

Interest Expense

Interest expense at the corporate and other segment increased $37.4 million during the second quarter of 2023, compared with the same quarter in 2022, due to WEC Energy Group's issuance of long-term debt in September 2022, January 2023, and April 2023 and higher short-term debt interest rates.

Income Tax Benefit

The income tax benefit at the corporate and other segment decreased $2.7 million during the second quarter of 2023, compared with the same quarter in 2022. This decrease was driven by a $3.5 million quarter-over-quarter increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. Also contributing to the decrease in the income tax benefit was a $2.2 million decrease in excess tax benefits recognized related to stock option exercises. These decreases in income tax benefit were partially offset by a higher pre-tax loss.

06/30/2023 Form 10-Q	57	WEC Energy Group, Inc.

SIX MONTHS ENDED JUNE 30, 2023

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2023 with the six months ended June 30, 2022, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2023	2022	B (W)
Wisconsin	$442.8	$436.5	$6.3
Illinois	143.2	169.8	(26.6)
Other states	36.9	34.2	2.7
Electric transmission	58.4	56.8	1.6
Non-utility energy infrastructure	174.4	171.8	2.6
Corporate and other	(58.5)	(15.7)	(42.8)
Net income attributed to common shareholders	$797.2	$853.4	$(56.2)

Diluted Earnings Per Share	$2.52	$2.70	$(0.18)

Earnings decreased $56.2 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the $56.2 million decrease in earnings were:

•A $42.8 million increase in net loss attributed to common shareholders at the corporate and other segment, driven by higher interest expense. This negative impact was partially offset by net gains from the investments held in the Integrys rabbi trust during the first half of 2023, compared with net losses during the same period in 2022.

•A $26.6 million decrease in net income attributed to common shareholders at the Illinois segment, driven by higher operation and maintenance expense due to the period-over-period impact of a gain recorded in the second quarter of 2022 on the sale of certain real estate by PGL and the impact from a 2023 ICC order associated with an annual prudency review of the UEA Rider. These negative impacts were partially offset by decreases in certain other operating expenses and higher natural gas margins, primarily due to PGL's continued capital investment in the SMP project under its QIP rider.

These decreases in earnings were partially offset by a $6.3 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric and natural gas margins due to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. This positive impact was partially offset by a decrease in electric and natural gas margins due to lower sales volumes, and higher operating expenses, including increases in expenses related to transmission, depreciation and amortization, and regulatory amortizations.

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

06/30/2023 Form 10-Q	58	WEC Energy Group, Inc.

of our segments as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of electric and natural gas margins herein is intended to provide supplemental information for investors regarding our operating performance.

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30
(in millions)	2023	2022
Wisconsin	$794.1	$806.8
Illinois	236.3	260.1
Other states	57.4	50.9

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $442.8 million during the six months ended June 30, 2023, representing a $6.3 million, or 1.4%, increase over the same period in 2022. The higher earnings were driven by an increase in electric and natural gas margins due to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. This positive impact was partially offset by a decrease in electric and natural gas margins due to lower sales volumes, and higher operating expenses, including increases in expenses related to transmission, depreciation and amortization, and regulatory amortizations.

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Electric revenues	$2,390.9	$2,418.5	$(27.6)
Fuel and purchased power	770.4	879.8	109.4
Total electric margins	1,620.5	1,538.7	81.8

Natural gas revenues	1,029.9	1,081.2	(51.3)
Cost of natural gas sold	615.8	706.0	90.2
Total natural gas margins	414.1	375.2	38.9

Total electric and natural gas margins	2,034.6	1,913.9	120.7

Other operation and maintenance	732.6	650.5	(82.1)
Depreciation and amortization	417.6	374.8	(42.8)
Property and revenue taxes	90.3	81.8	(8.5)
Operating income	794.1	806.8	(12.7)

Other income, net	69.5	46.9	22.6
Interest expense	300.7	271.9	(28.8)
Income before income taxes	562.9	581.8	(18.9)

Income tax expense	119.5	144.7	25.2
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$442.8	$436.5	$6.3

06/30/2023 Form 10-Q	59	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$289.3	$318.7	$29.4
Transmission (1)	269.7	215.3	(54.4)
Regulatory amortizations and other pass through expenses (2)	104.3	72.4	(31.9)
We Power (3)	71.0	54.9	(16.1)
Earnings sharing mechanisms (4)	(1.7)	(10.8)	(9.1)
Total other operation and maintenance	$732.6	$650.5	$(82.1)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2023 and 2022, $255.2 million and $256.6 million, respectively, of costs were billed to our electric utilities by transmission providers.

During the six months ended June 30, 2022, WE and WPS amortized $40.5 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the lower transmission expense during the six months ended June 30, 2022.

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

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the six months ended June 30, 2023 and 2022, $62.4 million and $50.9 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)For the six months ended June 30, 2022, this amount represented amortization of a certain portion of WPS's regulatory liability associated with its 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2023	2022	B (W)
Customer Class
Residential	5,166.3	5,501.1	(334.8)
Small commercial and industrial (1)	6,203.5	6,312.1	(108.6)
Large commercial and industrial (1)	5,908.2	5,970.5	(62.3)
Other	63.1	69.1	(6.0)
Total retail (1)	17,341.1	17,852.8	(511.7)
Wholesale	921.0	1,357.9	(436.9)
Resale	2,221.3	2,094.2	127.1
Total sales in MWh (1)	20,483.4	21,304.9	(821.5)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

06/30/2023 Form 10-Q	60	WEC Energy Group, Inc.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	644.1	741.2	(97.1)
Commercial and industrial	405.7	452.6	(46.9)
Total retail	1,049.8	1,193.8	(144.0)
Transportation	701.0	767.6	(66.6)
Total sales in therms	1,750.8	1,961.4	(210.6)

	Six Months Ended June 30
	Degree Days
Weather	2023	2022	B (W)
WE and WG (1)
Heating (4,194 Normal)	3,591	4,165	(13.8)%
Cooling (171 Normal)	158	259	(39.0)%

WPS (2)
Heating (4,617 Normal)	4,229	4,751	(11.0)%
Cooling (148 Normal)	174	249	(30.1)%

UMERC (3)
Heating (5,178 Normal)	4,756	5,571	(14.6)%
Cooling (83 Normal)	108	115	(6.1)%

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

Electric Revenues

Electric revenues decreased $27.6 million during the six months ended June 30, 2023, compared with the same period in 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $81.8 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the higher electric utility margins were:

•A $156.1 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023.

•An $11.5 million decrease in expense during the six months ended June 30, 2023, related to the expiration of a capacity contract driven by the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $50.6 million decrease in margins related to lower sales volumes, driven by the impact of unfavorable weather during the six months ended June 30, 2023, compared with the same period in 2022. As measured by cooling degree days, the six months ended June 30, 2023 were 39.0% and 30.1% cooler than the same period in 2022 in the Milwaukee area and Green Bay area,

06/30/2023 Form 10-Q	61	WEC Energy Group, Inc.

respectively. As measured by heating degree days, the six months ended June 30, 2023 were 13.8% and 11.0% warmer than the same period in 2022 in the Milwaukee area and Green Bay area, respectively.

•An $11.7 million decrease in other revenues, primarily related to third-party use of our assets and a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including our electric utilities.

•A $9.0 million period-over-period negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers.

•Lower margins of $8.4 million driven by the expiration of a wholesale contract in May 2022.

•A $3.8 million decrease in margins from our steam operations driven by lower sales volumes, including the impact of weather.

Natural Gas Revenues

Natural gas revenues decreased $51.3 million during the six months ended June 30, 2023, compared with the same period in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $38.9 million during the six months ended June 30, 2023, compared with the same period in 2022. The most significant factor impacting the higher natural gas utility margins was a $70.5 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $32.3 million decrease in margins from lower sales volumes, driven by warmer winter weather during the six months ended June 30, 2023, compared with the same period in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $133.4 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other operating expenses were:

•A $54.4 million increase in transmission expense as approved in the PSCW's 2023 rate orders, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $6.4 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed in electric margins above.

•A $42.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $31.9 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $16.1 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•An $11.3 million increase in other operating and maintenance related to our power plants, driven by increased maintenance, including planned outages at the Weston power plant, and operating costs associated with Whitewater, which was purchased in January 2023.

•A $9.1 million increase in expense related to the earnings sharing mechanism in place at our Wisconsin utilities, as discussed in the notes under the other operation and maintenance table above.

06/30/2023 Form 10-Q	62	WEC Energy Group, Inc.

•An $8.5 million increase in property and revenue taxes, driven by higher gross receipt taxes during the six months ended June 30, 2023, compared to the same period in 2022.

These increases in other operating expenses were partially offset by:

•A $19.6 million increase in pre-tax gains on the sale of land during the six months ended June 30, 2023, compared with the same period in 2022.

•An $8.2 million decrease in benefit costs, primarily driven by lower stock-based compensation and incentive costs.

•A $5.5 million decrease in electric and natural gas distribution expenses, primarily driven by lower costs to maintain the distribution system and for storm restoration during the six months ended June 30, 2023, compared with the same period in 2022.

Other Income, Net

Other income, net at the Wisconsin segment increased $22.6 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by higher AFUDC–Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $28.8 million during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to the impact of WE and WPS issuing long-term debt during the third and fourth quarters of 2022, respectively, and higher average short-term debt balances and increased interest rates. Also contributing to the increase was the deferral of $6.1 million of interest expense related to capital investments made by WG since its 2020 rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. This deferred interest expense is now being amortized over a two-year period. These increases were partially offset by higher AFUDC–Debt due to continued capital investment. Lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made, also offset the increase.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $25.2 million during the six months ended June 30, 2023, compared with the same period in 2022. The decrease in income tax expense was due to a $13.6 million increase in PTCs and lower pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $143.2 million during the six months ended June 30, 2023, representing a $26.6 million, or 15.7%, decrease over the same period in 2022. The decrease was driven by higher operation and maintenance expense due to the period-over-period impact of a gain recorded in the second quarter of 2022 on the sale of certain real estate by PGL and the impact from a 2023 ICC order associated with an annual prudency review of the UEA Rider. These negative impacts were partially offset by decreases in certain other operating expenses and higher natural gas margins, primarily due to PGL's continued capital investment in the SMP project under its QIP rider.

06/30/2023 Form 10-Q	63	WEC Energy Group, Inc.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Natural gas revenues	$873.2	$1,124.5	$(251.3)
Cost of natural gas sold	279.8	536.6	256.8
Total natural gas margins	593.4	587.9	5.5

Other operation and maintenance	219.0	192.7	(26.3)
Depreciation and amortization	117.0	114.2	(2.8)
Property and revenue taxes	21.1	20.9	(0.2)
Operating income	236.3	260.1	(23.8)

Other income, net	2.8	8.7	(5.9)
Interest expense	43.0	35.7	(7.3)
Income before income taxes	196.1	233.1	(37.0)

Income tax expense	52.9	63.3	10.4
Net income attributed to common shareholders	$143.2	$169.8	$(26.6)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in the line items below	$158.5	$123.8	$(34.7)
Riders (1)	60.7	69.9	9.2
Regulatory amortizations (1)	(0.2)	(1.0)	(0.8)
Total other operation and maintenance	$219.0	$192.7	$(26.3)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	491.0	575.0	(84.0)
Commercial and industrial	192.4	225.4	(33.0)
Total retail	683.4	800.4	(117.0)
Transportation	434.5	492.6	(58.1)
Total sales in therms	1,117.9	1,293.0	(175.1)

	Six Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
Heating (3,844 Normal)	3,320	3,931	(15.5)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues decreased $251.3 million during the six months ended June 30, 2023, compared with the same period in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased 39% during the six months ended June 30,

06/30/2023 Form 10-Q	64	WEC Energy Group, Inc.

2023, compared with the same period in 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $9.2 million impact of the riders referenced in the table above, increased $14.7 million during the six months ended June 30, 2023, compared with the same period in 2022. The increase in margins was primarily driven by:

•An $11.9 million increase in revenues at PGL due to continued capital investment in the SMP project. PGL recovers the costs related to the SMP through a surcharge on customer bills pursuant to an ICC approved QIP rider, which is in effect through the end of 2023.

•A $2.0 million increase in revenues related to late payment charges during the six months ended June 30, 2023, compared with the same period in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $38.5 million, net of the $9.2 million impact of the riders referenced in the table above, during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other operating expenses were:

•A $54.5 million pre-tax gain on the sale of certain real estate in Chicago during the six months ended June 30, 2022.

•An $11.1 million increase in expenses driven by an ICC order received in May 2023 related to an annual prudency review of PGL's and NSG's UEA Rider, which requires a refund to ratepayers starting in September 2023.

•An $8.4 million increase in expenses due to a ratemaking adjustment related to certain capitalized costs during the six months ended June 30, 2023.

These increases in other operating expenses were partially offset by:

•A $10.0 million decrease in expenses related to contributions during the six months ended June 30, 2022, to charitable projects supporting our customers and the communities within our service territories.

•A $9.7 million decrease in natural gas distribution and maintenance costs, primarily related to work on the natural gas infrastructure.

•A $9.5 million decrease in benefit costs, primarily due to lower stock-based compensation and incentive costs.

•A $9.4 million decrease in expenses associated with the settlement of legal claims during the six months ended June 30, 2022.

Other Income, Net

Other income, net at the Illinois segment decreased $5.9 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by lower net credits from the non-service components of our net periodic pension and OPEB costs.

Interest Expense

Interest expense at the Illinois segment increased $7.3 million during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to higher average short-term debt balances, increased interest rates, and PGL's issuance of long-term debt in December 2022.

06/30/2023 Form 10-Q	65	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the Illinois segment decreased $10.4 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $36.9 million during the six months ended June 30, 2023, representing a $2.7 million, or 7.9%, increase over the same period in 2022. The increase was driven by higher natural gas margins due to an interim rate increase at MERC, effective January 1, 2023. This positive impact was partially offset by a decrease in natural gas margins due to lower sales volumes and increases in property taxes and interest expense.

Since the majority of MERC and MGU customers use natural gas for heating, operating income at the other states segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Natural gas revenues	$331.9	$340.8	$(8.9)
Cost of natural gas sold	194.9	212.7	17.8
Total natural gas margins	137.0	128.1	8.9

Other operation and maintenance	46.5	47.5	1.0
Depreciation and amortization	21.0	20.2	(0.8)
Property and revenue taxes	12.1	9.5	(2.6)
Operating income	57.4	50.9	6.5

Other income, net	0.3	1.1	(0.8)
Interest expense	8.3	6.5	(1.8)
Income before income taxes	49.4	45.5	3.9

Income tax expense	12.5	11.3	(1.2)
Net income attributed to common shareholders	$36.9	$34.2	$2.7

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line item below	$34.9	$36.3	$1.4
Regulatory amortizations and other pass through expenses (1)	11.6	11.2	(0.4)
Total other operation and maintenance	$46.5	$47.5	$1.0

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2023	2022	B (W)
Customer Class
Residential	189.2	224.6	(35.4)
Commercial and industrial	120.8	140.8	(20.0)
Total retail	310.0	365.4	(55.4)
Transportation	398.4	425.9	(27.5)
Total sales in therms	708.4	791.3	(82.9)

06/30/2023 Form 10-Q	66	WEC Energy Group, Inc.

	Six Months Ended June 30
	Degree Days
Weather (1)	2023	2022	B (W)
MERC
Heating (4,914 Normal)	4,759	5,424	(12.3)%

MGU
Heating (3,970 Normal)	3,486	4,030	(13.5)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues decreased $8.9 million during the six months ended June 30, 2023, compared with the same period in 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $8.9 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in margins were:

•An $11.4 million increase related to an interim rate increase at MERC that was effective January 1, 2023.

•A $0.9 million increase in revenues related to late payment charges.

These increases in natural gas utility margins were partially offset by a $3.8 million decrease related to lower sales volumes, primarily driven by warmer weather, as measured by heating degree days during the six months ended June 30, 2023, compared with the same period in 2022.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $2.4 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other operating expenses were:

•A $2.6 million increase in property and revenue taxes, driven by higher property taxes at MERC.

•A $1.6 million increase in natural gas operations and customer service expense, primarily driven by various operation and maintenance projects at MERC.

These increases in other operating expenses were partially offset by a $1.4 million decrease in benefit costs, primarily due to lower stock-based compensation and incentive costs.

Other Income, Net

Other income, net at the other states segment decreased $0.8 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by lower net credits from the non-service components of our net periodic pension and OPEB costs. See Note 18, Employee Benefits, for more information on our benefit costs.

06/30/2023 Form 10-Q	67	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment increased $1.8 million during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to higher average short-term debt balances and increased interest rates.

Income Tax Expense

Income tax expense at the other states segment increased $1.2 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by higher pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Equity in earnings of transmission affiliates	$87.4	$84.7	$2.7
Interest expense	9.6	9.7	0.1
Income before income taxes	77.8	75.0	2.8

Income tax expense	19.4	18.2	(1.2)
Net income attributed to common shareholders	$58.4	$56.8	$1.6

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $2.7 million during the six months ended June 30, 2023, compared with the same period in 2022. This increase was primarily due to continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment increased $1.2 million during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Operating income	$181.7	$196.0	$(14.3)

Interest expense	45.0	34.6	(10.4)
Income before income taxes	136.7	161.4	(24.7)

Income tax benefit	(37.5)	(12.2)	25.3
Net (income) loss attributed to noncontrolling interests	0.2	(1.8)	2.0
Net income attributed to common shareholders	$174.4	$171.8	$2.6

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $14.3 million during the six months ended June 30, 2023, compared with the same period in 2022. The decrease was primarily due to the recognition of $15.2 million in revenue related to our Upstream wind park in the first quarter of 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until FERC issued an order denying that complaint in the first quarter of 2022.

06/30/2023 Form 10-Q	68	WEC Energy Group, Inc.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $10.4 million during the six months ended June 30, 2023, compared with the same period in 2022, primarily due to a $5.4 million increase in interest expense due to WECI’s issuance of a $430.0 million long-term intercompany note payable to WEC Energy Group in April 2023. Also driving the increase was WECI Wind Holding II's issuance of long-term debt in December 2022.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $25.3 million during the six months ended June 30, 2023, compared with the same period in 2022. The increase was primarily due to a $19.3 million increase in PTCs in 2023, driven by the acquisition of three additional renewable generation facilities in the second half of 2022 and the first quarter of 2023. Also contributing to the favorable income tax variance were lower pre-tax earnings during the six months ended June 30, 2023, compared with the same period in 2022.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2023	2022	B (W)
Operating loss	$(9.5)	$(6.3)	$(3.2)

Other income, net	24.4	3.0	21.4
Interest expense	117.6	47.2	(70.4)
Loss before income taxes	(102.7)	(50.5)	(52.2)

Income tax benefit	(44.2)	(34.8)	9.4
Net loss attributed to common shareholders	$(58.5)	$(15.7)	$(42.8)

Operating Loss

The operating loss at the corporate and other segment increased $3.2 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by a $2.1 million decrease in operating income at Wispark, primarily due to lower gains related to the sale of land and other assets.

Other Income, Net

Other income, net at the corporate and other segment increased $21.4 million during the six months ended June 30, 2023, compared with the same period in 2022. The significant factors impacting the increase in other income, net were:

•An $8.4 million net gain from the investments held in the Integrys rabbi trust during the six months ended June 30, 2023, compared with a $14.4 million net loss during the same period in 2022.

•A $7.5 million increase in intercompany interest income, driven by WECI's issuance of a $430.0 million long-term intercompany note to WEC Energy Group in April 2023 and higher interest rates on short-term borrowings to subsidiaries in our operating segments.

These increases in other income, net were partially offset by a $3.1 million net loss from our equity method investments in technology and energy-focused investment funds during the six months ended June 30, 2023, compared with $8.0 million of net earnings during the same period in 2022.

Interest Expense

Interest expense at the corporate and other segment increased $70.4 million during the six months ended June 30, 2023, compared with the same period in 2022, due to WEC Energy Group's issuance of long-term debt in September 2022, January 2023, and April 2023 and higher short-term debt interest rates.

06/30/2023 Form 10-Q	69	WEC Energy Group, Inc.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $9.4 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by a higher pre-tax loss. This increase in income tax benefits was partially offset by a $4.8 million decrease in excess tax benefits recognized related to stock option exercises and a $1.4 million decrease in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, during the six months ended June 30, 2023, compared with the same period in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$1,754.3	$1,762.6	$(8.3)
Investing activities	(2,101.4)	(937.5)	(1,163.9)
Financing activities	305.0	(807.7)	1,112.7

Operating Activities

Net cash provided by operating activities decreased $8.3 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•A $431.9 million decrease in cash driven by collateral paid to counterparties during the six months ended June 30, 2023, compared with collateral received from counterparties during the same period in 2022, as well as realized losses on derivative instruments recognized during the six months ended June 30, 2023, compared with realized gains recognized during the same period in 2022.

•A $208.2 million decrease in cash from higher payments for other operation and maintenance expenses. During the six months ended June 30, 2023, our payments were higher for charitable projects accrued for at the end of 2022 and operation and maintenance related to our We Power and Wisconsin generation units, as well as due to the timing of payments for accounts payable.

•A $77.9 million decrease in cash from higher payments for interest, driven by long-term debt issuances during the last six months of 2022 and early 2023, as well as higher interest rates during the six months ended June 30, 2023, compared with the same period in 2022.

These decreases in net cash provided by operating activities were mostly offset by:

•A $439.7 million increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs to our customers during the six months ended June 30, 2023, compared with the same period in 2022, primarily driven by a decrease in the price of natural gas.

•A $248.8 million increase in cash from higher overall collections from customers during the six months ended June 30, 2023, compared with the same period in 2022. This increase was driven by the impact of the Wisconsin rate orders approved by the PSCW and the interim rates for MERC approved by the MPUC, both effective January 1, 2023, and continued recovery on the natural gas costs we under-collected from our Minnesota customers related to the extreme weather conditions that occurred in

06/30/2023 Form 10-Q	70	WEC Energy Group, Inc.

February 2021. See Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information on the 2023 rate orders.

•A $21.5 million increase in cash related to lower cash paid for income taxes, driven by lower taxable income during the six months ended June 30, 2023, compared with the same period in 2022.

Investing Activities

Net cash used in investing activities increased $1,163.9 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•The acquisition of a 90% ownership interest in Sapphire Sky in February 2023 for $442.6 million, net of cash acquired of $0.3 million.

•The acquisition of an 80% ownership interest in Samson I in February 2023 for $249.4 million, net of cash acquired of $5.2 million.

•The acquisition of Red Barn in April 2023 for $143.8 million.

•The acquisition of a 13.8% ownership interest in West Riverside in June 2023 for $95.3 million. See Note 8, Jointly Owned Utility Facilities, for more information.

•The acquisition of Whitewater in January 2023 for $76.0 million.

•A $44.9 million increase in cash paid for capital expenditures during the six months ended June 30, 2023, which is discussed in more detail below.

•Insurance proceeds of $41.3 million received during the six months ended June 30, 2022 for property damage, primarily related to the Public Service Building water damage claim.

•A $34.6 million decrease in proceeds received from the sale of assets during the six months ended June 30, 2023, compared with the same period in 2022.

For more information on our acquisitions, see Note 2, Acquisitions.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2023	2022	Change in 2023 Over 2022
Wisconsin	$796.3	$716.2	$80.1
Illinois	204.8	232.9	(28.1)
Other states	37.4	36.3	1.1
Non-utility energy infrastructure	22.9	36.8	(13.9)
Corporate and other	12.3	6.6	5.7
Total capital expenditures	$1,073.7	$1,028.8	$44.9

The increase in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2023, compared with the same period of 2022, was driven by higher payments related to upgrades to WE's and WPS's electric and natural gas distribution systems and construction of WE's LNG facility, partially offset by decreased capital expenditures for renewable energy projects at WE and WPS.

The decrease in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2023, compared with the same period of 2022, was driven by lower payments related to PGL's natural gas distribution system and AMI program.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

06/30/2023 Form 10-Q	71	WEC Energy Group, Inc.

Financing Activities

Net cash related to financing activities increased $1,112.7 million during the six months ended June 30, 2023, compared with the same period in 2022, driven by:

•A $1,450.0 million increase in cash due to our issuance of long-term debt during the six months ended June 30, 2023. We did not issue any long-term debt during the same period in 2022.

•A $38.9 million increase in cash due to a decrease in common stock purchased during the six months ended June 30, 2023, compared with the same period in 2022, to satisfy requirements of our stock-based compensation plans.

These increases in cash were partially offset by:

•A $287.3 million decrease in cash due to higher net repayments of commercial paper during the six months ended June 30, 2023, compared with the same period in 2022.

•A $33.1 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2023, compared with the same period in 2022. In January 2023, our Board of Directors increased our quarterly dividend by $0.0525 per share (7.2%) effective with the March 2023 dividend payment.

•A $27.7 million decrease in cash due to higher retirements of long-term debt during the six months ended June 30, 2023, compared with the same period in 2022.

•A $20.7 million decrease in cash proceeds related to stock options exercised during the six months ended June 30, 2023, compared with the same period in 2022.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 10, Short-Term Debt and Lines of Credit, and Note 11, Long-Term Debt.

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

Significant Capital Projects

We have several capital projects that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 23, Commitments and Contingencies.

(in millions)	2023 (1)	2024	2025
Wisconsin	$2,530.7	$2,432.8	$2,445.5
Illinois	557.1	659.5	614.0
Other states	111.8	115.0	104.7
Non-utility energy infrastructure	747.0	683.8	217.2
Corporate and other	28.1	17.0	2.7
Total	$3,974.7	$3,908.1	$3,384.1

06/30/2023 Form 10-Q	72	WEC Energy Group, Inc.

(1)This includes actual capital expenditures incurred through June 30, 2023, as well as estimated capital expenditures for the remainder of the year.

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

We are committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway:

•We have received approval to invest in 100 MWs of utility-scale solar within our Wisconsin segment. WE has partnered with an unaffiliated utility to construct a solar project, Badger Hollow II, that will be located in Iowa County, Wisconsin. Once constructed, WE will own 100 MWs of this project. WE's share of the cost of this project is estimated to be approximately $172 million. Commercial operation of Badger Hollow II is targeted for late 2023 or early 2024.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 180 MWs of solar generation and 99 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $542 million, with construction of the solar portion expected to be completed in 2024.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MWs of solar generation and 68 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $442 million, with construction of the solar portion expected to be completed in 2024.

•In April 2023, WPS, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and WPS owns 82 MWs of this project. WPS's share of the cost of this project was $143.8 million.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $585 million, with construction of the solar portion expected to be completed in 2025.

•In July 2023, WE and WPS completed construction of 128 MWs of natural gas-fired generation at WPS's existing Weston power plant site in northern Wisconsin. The new facility consists of seven RICE units. Our construction work in progress balance for the Weston RICE units was $171.5 million as of June 30, 2023.

•In January 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational 236.5 MW dual fueled (natural gas and low sulfur fuel oil) combined cycle electrical generation facility in Whitewater, Wisconsin. The cost of this facility was $76.0 million.

•In June 2023, WE, closed on 100 MWs of capacity related to West Riverside for $95.3 million. West Riverside is a combined cycle natural gas plant completed and operated by an unaffiliated utility in Rock County, Wisconsin. In addition, WPS could exercise a second option to acquire an additional 100 MWs of capacity. WPS could also file for approval to assign the second option to purchase part of West Riverside to WE. If approved, our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

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

06/30/2023 Form 10-Q	73	WEC Energy Group, Inc.

solar projects as a result of the DOC investigation and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

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

Long-Term Debt

See Note 11, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2023.

Common Stock Dividends

Our current quarterly dividend rate is $0.78 per share, which equates to an annual dividend of $3.12 per share. For information related to our most recent common stock dividend declared, see Note 9, Common Equity.

Other Significant Cash Requirements

See Note 23, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2023.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. For additional information, see Note 10, Short-Term Debt and Lines of Credit, Note 17, Guarantees, and Note 22, Variable Interest Entities.

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our businesses and implement our corporate strategy through internal generation of cash from operations and access to the capital markets, which allows us to obtain external short-term borrowings, including commercial paper and term loans, and intermediate or long-term debt securities, as well as other

06/30/2023 Form 10-Q	74	WEC Energy Group, Inc.

types of securities. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events.

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings for the remainder of 2023, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities' approved capital structures, see Item 1. Business – E. Regulation in our 2022 Annual Report on Form 10-K.

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

At June 30, 2023, our current liabilities exceeded our current assets by $1,639.3 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity of $2,010.8 million under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 10, Short-Term Debt and Lines of Credit and Note 11, Long-Term Debt, for more information about our credit facilities, commercial paper, and debt securities.

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

Capitalization Structure

The following table shows our capitalization structure as of June 30, 2023, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$11,681.4	$11,931.4
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	16,985.8	16,735.8
Short-term debt	1,090.3	1,090.3
Total capitalization	$29,787.9	$29,787.9

Total debt	$18,076.1	$17,826.1

Ratio of debt to total capitalization	60.7%	59.8%

Included in long-term debt on our balance sheet as of June 30, 2023, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt.

06/30/2023 Form 10-Q	75	WEC Energy Group, Inc.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At June 30, 2023, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, in our 2022 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at June 30, 2023, it could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2023 Form 10-Q	76	WEC Energy Group, Inc.

amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. On May 18, 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation, which requires a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts are to be refunded over a period of nine months, beginning September 1, 2023. PGL and NSG filed an application with the ICC requesting a rehearing of the May 18, 2023 order, but it was denied by the ICC on June 29, 2023. On July 11, 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC orders issued on May 18, 2023 and June 29, 2023. As a result of the orders issued by the ICC, our balance sheet at June 30, 2023 includes a liability for the combined $16.1 million of ordered refunds.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider is also subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2023, PGL filed its 2022 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2021, are still pending. As of June 30, 2023, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2022, will be deemed recoverable by the ICC.

See Note 25, Regulatory Environment, in this report, and Note 26, Regulatory Environment, in our 2022 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

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

In December 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A petition by the WUA to reopen or rehear the case expired without action by the PSCW. The WUA has filed an appeal which is pending consideration by the circuit court. The second petition is also currently being considered. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

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

06/30/2023 Form 10-Q	77	WEC Energy Group, Inc.

States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and the related long-term impact to timing and cost of solar projects included in our capital plan. However, we are seeing some delays in the release of solar panels by the CBP, which are having an impact on the timing and cost of certain of our solar projects.

United States Department of Commerce Complaints

In February 2022, a California based company filed a petition (Antidumping and Countervailing Duties) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. After investigation, on December 2, 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China. A final decision is currently expected in the third quarter of 2023. If the DOC determines that such circumvention is occurring it would be able to apply any final tariffs retroactively to November 4, 2021. If imposed, the new tariffs could further disrupt the supply of solar modules to the United States, and could impact the cost and timing of our solar projects.

To address concerns raised about the adverse impact from the ongoing DOC complaint on the U.S. solar industry, in June 2022, the Biden Administration used its executive powers to issue a 24-month tariff moratorium on solar panels manufactured in Cambodia, Malaysia, Thailand, and Vietnam. In May 2023, the Biden Administration vetoed legislation that would have repealed the moratorium. Companies may still be subject to tariffs after the moratorium ends; however, U.S. companies will reportedly be exempt from any retroactive tariffs that previously could have applied. Additionally, the Biden Administration also invoked the Defense Production Act to accelerate the production of solar panels in the U.S. The Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

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

06/30/2023 Form 10-Q	78	WEC Energy Group, Inc.

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

American Transmission Company Allowed Return on Equity Complaint

The ROE allowed by the FERC helps determine how much transmission owners, such as ATC, earn on their transmission assets as well as how much consumers pay for those assets. When a complaint was filed arguing the base ROE for MISO transmission owners, including ATC, was too high, the FERC started analyzing the base ROE for these transmission owners.

The base ROEs listed in the ROE complaint section below do not include the 50 basis point ROE incentive currently provided for membership in a transmission organization. See the Return on Equity Incentive for Membership in a Transmission Organization section above for more information on this incentive.

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

06/30/2023 Form 10-Q	79	WEC Energy Group, Inc.

Decision, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. As of June 30, 2023, the FERC had not provided a ruling in response to the August 2022 Decision issued by the D.C. Circuit Court of Appeals.

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

06/30/2023 Form 10-Q	80	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2022 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 15, Fair Value Measurements, Note 16, Derivative Instruments, and Note 17, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2023 Form 10-Q	81	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2022 Annual Report on Form 10-K. See Note 23, Commitments and Contingencies, and Note 25, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2023:

Issuer Purchases of Equity Securities
2023	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	$—
May 1 – May 31	—	—	—	—
June 1 – June 30	1,086	96.62	—	—
Total (1)	1,086	$96.62	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2023 Form 10-Q	82	WEC Energy Group, Inc.

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

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2023 Form 10-Q	83	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 3, 2023	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2023 Form 10-Q	84	WEC Energy Group, Inc.