Form 10-K
period 2023-12-31
WEC ENERGY GROUP, INC.
filed 2024-02-22
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐    No ☒

The aggregate market value of the common stock of WEC Energy Group, Inc. held by non-affiliates was $27.8 billion based upon the reported closing price of such securities as of June 30, 2023.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2024):

Common Stock, $.01 par value, 315,561,510 shares outstanding

Documents incorporated by reference:

Portions of WEC Energy Group, Inc.'s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders, to be held on May 9, 2024, are incorporated by reference into Part III hereof.

WEC ENERGY GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2023

2023 Form 10-K	i	WEC Energy Group, Inc.

2023 Form 10-K	ii	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
ATC Holding	ATC Holding LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bluewater Gas Storage	Bluewater Gas Storage, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PELLC	Peoples Energy, LLC
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
Tatanka Ridge	Tatanka Ridge Wind, LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECC	Wisconsin Energy Capital Corporation
WECI	WEC Infrastructure LLC
WECI Wind Holding I	WEC Infrastructure Wind Holding I LLC
WECI Wind Holding II	WEC Infrastructure Wind Holding II LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
Army Corps	United States Army Corps of Engineers
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

2023 Form 10-K	iii	WEC Energy Group, Inc.

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
LDC	Local Natural Gas Distribution Company
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
PCB	Polychlorinated Biphenyl
PM	Particulate Matter
SO2	Sulfur Dioxide
WOTUS	Waters of the United States
WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MDth	One Thousand Dekatherms
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
AMI	Advanced Metering Infrastructure
AOC	Audit and Oversight Committee of the Board of Directors
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
CABO	Clean and Affordable Buildings Ordinance
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations

2023 Form 10-K	iv	WEC Energy Group, Inc.

Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
Compensation Committee	Compensation Committee of the Board of Directors
CSIRT	Cybersecurity Incident Response Team
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
Enterprise Security Director	Director of Enterprise Security & Compliance
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
ERSC	Enterprise Risk Steering Committee
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Executive Order 13990	Executive Order 13990 of January 20, 2021 - Protecting Public Health and the Environment and Restoring Science To Tackle the Climate Crisis
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
High Noon	High Noon Solar Energy Center
Holding Company Act	Wisconsin Utility Holding Company Act
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LIBOR	London Interbank Offered Rate
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
MRP	Main Replacement Program
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant
PPA	Power Purchase Agreement
PSB	Public Service Building
PTC	Production Tax Credit
PUHCA 2005	Public Utility Holding Company Act of 2005
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
QIP	Qualifying Infrastructure Plant
RCC	Replacement Capital Covenant (dated May 11, 2007)
REC	Renewable Energy Certificate
Red Barn	Red Barn Wind Park
Renegade	Renegade Solar Energy Center
RICE	Reciprocating Internal Combustion Engine

2023 Form 10-K	v	WEC Energy Group, Inc.

RNG	Renewable Natural Gas
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor's
SIP	State Implementation Plan
SMP	Safety Modernization Program
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, Inc.
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
Tilden	Tilden Mining Company
TPTFA	Third-Party Transaction Fee Adjustment
Two Creeks	Two Creeks Solar Park
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
VAPP	Valley Power Plant
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

2023 Form 10-K	vi	WEC Energy Group, Inc.

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of recent rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

•The impact of changing expectations and demands of our customers, regulators, investors, and other stakeholders, including focus on environmental, social, and governance concerns;

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, and other factors;

2023 Form 10-K	1	WEC Energy Group, Inc.

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional conflicts, including those in Ukraine, Israel, and parts of the Middle East;

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global credit markets, our capitalization structure, and market perceptions of the utility industry, us, or any of our subsidiaries;

•Costs and effects of litigation, administrative proceedings, investigations, settlements, claims, and inquiries;

•The direct or indirect effect on our business resulting from terrorist or other physical attacks and cybersecurity intrusions, as well as the threat of such incidents, including the failure to maintain the security of personally identifiable information, the associated costs to protect our utility assets, technology systems, and personal information, and the costs to notify affected persons to mitigate their information security concerns and to comply with state notification laws;

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

•Risks related to our non-utility renewable energy facilities, including unfavorable weather, changes in the financial performance and/or creditworthiness of counterparties to the off-take agreements, changes in demand based on lower prices for alternative energy sources, the ability to replace expiring PPAs under acceptable terms, risks of rights related to property on which our projects are located but we do not own, the availability of reliable interconnection and electricity grids, and exposure to the rules and procedures of the power markets in which these facilities are located;

2023 Form 10-K	2	WEC Energy Group, Inc.

•The risk associated with the values of goodwill and other long-lived assets, including intangible assets, and equity method investments, including the current impairment of capital costs in Illinois; and possible future impairments of other assets;

•Potential business strategies to acquire and dispose of assets or businesses, or portions thereof, which cannot be assured to be completed timely or within budgets, and legislative or regulatory restrictions or caps on non-utility acquisitions, investments or projects, including the State of Wisconsin's public utility holding company law;

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

2023 Form 10-K	3	WEC Energy Group, Inc.

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

WEC Energy Group, Inc.

We were incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. On June 29, 2015, we acquired 100% of the outstanding common shares of Integrys and changed our name to WEC Energy Group, Inc. Our wholly owned subsidiaries provide or invest in regulated natural gas and electricity, and renewable energy, as well as nonregulated renewable energy. We have an approximately 60% equity interest in ATC (an electric transmission company operating in Illinois, Michigan, Minnesota, and Wisconsin). At December 31, 2023, we had six reportable segments, which are discussed below. For additional information about our reportable segments, see Note 22, Segment Information.

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

Electric Utility Operations

Our electric utility operations include the operations of WE, WPS, and UMERC.

•WE generates and distributes electric energy to customers located in southeastern Wisconsin (including the metropolitan Milwaukee area), east central Wisconsin, and northern Wisconsin.

•WPS generates and distributes electric energy to customers located in northeastern and central Wisconsin.

2023 Form 10-K	4	WEC Energy Group, Inc.

•UMERC generates and distributes electric energy to customers, including one iron ore mine owned by Tilden, located in the Upper Peninsula of Michigan.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers, and distribution sales to those customers who switched to an alternative electric supplier in the Upper Peninsula of Michigan. In 2023, retail revenues accounted for 92.9% of total electric operating revenues, wholesale revenues accounted for 2.4% of total electric operating revenues, and resale revenues accounted for 3.9% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on MWh sales by customer class.

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

The majority of our sales for resale are sold into an energy market operated by MISO at market rates based on the availability of our generation and market demand. Retail fuel costs are reduced by the amount that revenue exceeds the cost of sales derived from these opportunity sales.

Our electric utilities buy and sell electric power by participating in the MISO Energy Markets. The cost of our individual generation offered into the MISO Energy Markets compared to our competitors affects how often our generating units are dispatched and whether we buy or sell power. For more information on the MISO Energy Markets, see E. Regulation.

Steam Sales

WE has a steam utility that generates, distributes, and sells steam supplied by the VAPP to customers in metropolitan Milwaukee, Wisconsin. Steam is used by customers for processing, space heating, domestic hot water, and humidification. Annual sales of steam fluctuate from year to year based on system growth and variations in weather conditions.

Electric Sales Forecast

Our service territory experienced slightly lower weather-normalized retail electric sales in 2023, compared with 2022, due to lower sales to large commercial and industrial customers. We currently forecast retail electric sales volumes, excluding the Tilden mine located in the Upper Peninsula of Michigan, to remain relatively flat for 2024, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Electric customers – end of year
Residential	1,487.9	1,471.4	1,460.4
Small commercial and industrial	179.0	176.9	175.8
Large commercial and industrial	0.8	0.9	0.8
Wholesale and other	1.6	1.6	1.6
Total electric customers – end of year	1,669.3	1,650.8	1,638.6

Steam customers – end of year	0.4	0.4	0.4

2023 Form 10-K	5	WEC Energy Group, Inc.

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, paper, governmental, food products, and health services.

Electric Generation and Supply Mix

Our electric supply strategy is to provide our customers with energy from a diverse generation portfolio that is expected to balance a stable, reliable, and affordable supply of electricity with environmental stewardship. Through our participation in the MISO Energy Markets, we supply a significant amount of electricity to our customers from generation that we own. We supplement our internally generated power supply with long-term PPAs, including the Point Beach PPA discussed under the heading "Power Purchase Commitments," and through spot purchases in the MISO Energy Markets. We also sell excess power supply into the MISO Energy Markets when it is economical, which reduces net fuel costs by offsetting costs of purchased power. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real time basis to select and dispatch the lowest-cost resources available to meet system load requirements.

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2024:

	Estimate (1)	Actual
	2024	2023	2022	2021
Company-owned generation:
Coal	27.7%	29.0%	29.4%	35.5%
Natural gas:
Combined cycle	30.8%	28.7%	27.2%	24.6%
Steam turbine	0.7%	0.9%	1.0%	0.8%
Natural gas/oil peaking units	6.8%	5.5%	3.7%	3.1%
Renewables (2)	7.0%	5.5%	5.8%	4.8%
Total company-owned generation	73.0%	69.6%	67.1%	68.8%
Power purchase contracts:
Nuclear	19.7%	20.1%	19.8%	19.0%
Natural gas	—%	—%	2.2%	1.9%
Renewables (2)	1.8%	2.0%	1.9%	1.9%
Other	—%	0.1%	0.2%	0.1%
Total power purchase contracts	21.5%	22.2%	24.1%	22.9%
Purchased power from MISO	5.5%	8.2%	8.8%	8.3%
Total purchased power	27.0%	30.4%	32.9%	31.2%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2023 NYMEX.

(2)    Includes hydroelectric, biomass, solar, and wind generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 8,337 MWs of generation capacity, including wholly owned and jointly owned facilities. We Power's generating units are also included in the generation capacity. Our facilities include natural gas-fired plants, coal-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Environmental Goals

We have announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. As of the end of 2023, our electric generation fleet has achieved a 54% reduction in carbon emissions from the 2005 baseline. We expect to achieve these goals by continuing to make operating

2023 Form 10-K	6	WEC Energy Group, Inc.

refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, we expect to use coal as a backup fuel only, and we believe we will be in a position to eliminate coal as an energy source by the end of 2032.

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

We already have retired more than 1,900 MWs of coal-fired generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. We expect to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8, the planned retirement by June 2026 of jointly-owned Columbia Units 1 and 2, and the planned retirement in 2031 of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information.

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

Renewable Generation

Our electric utilities meet a portion of their electric generation supply with various renewable energy resources, including wind, solar, hydroelectric, and biomass. This helps our electric utilities work towards our goals of reducing carbon emissions while also maintaining compliance with renewable energy legislation. These renewable energy resources also help us maintain diversity in our generation portfolio, which effectively serves as a price hedge against future fuel costs, and will help mitigate the risk of potential unknown costs associated with any future carbon restrictions for electric generators.

In December 2018, WE received approval from the PSCW for the DRER pilot program, a program designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals and could add up to 35 MWs of renewables to WE's portfolio. In addition, in July 2023, the PSCW approved the Renewable Pathway Pilot, which allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS.

Wind

In April 2023, WPS, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin, and WPS owns 82 MWs of this project.

Solar and Battery Storage

In December 2023, the construction of Badger Hollow II located in Iowa County, Wisconsin was completed, and the facility became commercially operational. Badger Hollow II is owned by WE and an unaffiliated utility, with WE owning 100 MWs of the facility.

2023 Form 10-K	7	WEC Energy Group, Inc.

As part of our commitment to invest in additional zero-carbon generation within our Wisconsin segment, we have filed requests to acquire and construct 370 MWs of additional projects, including the following:

•In February 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility. The project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation of this project. The construction is expected to be completed by the end of 2026.

•In December 2023, UMERC filed a request with the MPSC to acquire and construct Renegade, a utility-scale solar-powered electric generating facility. The project will be located in Delta County, Michigan and once fully constructed UMERC will own 100 MWs of solar generation. The construction is expected to be completed by the end of 2026.

We have also received approvals from the PSCW to invest in 809 MWs of additional projects currently in construction, including the following:

•In April 2023, WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation. The construction is expected to be completed in 2026.

•In December 2022, WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MWs of solar generation. The construction is expected to be completed in 2024.

•In January 2022, WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 180 MWs of solar generation and 99 MWs of battery storage of this project. The construction of the solar portion and battery storage is expected to be completed in 2024 and 2025, respectively.

•In December 2018, WE received approval from the PSCW for the Solar Now pilot program, which is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and government entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 28 Solar Now projects and currently has another one under construction, together totaling more than 30 MWs.

WE and WPS actively review and pursue distribution system interconnected solar projects. WE and WPS partner with proven developers to identify and purchase cost effective solar projects for our customers. These projects are typically ground-mounted modules in the range of 5-10 MWs and are connected to the WE or WPS distribution systems, as applicable. Currently, WE has 30 MWs of distribution connected projects under contract, which are estimated to go in-service in 2024.

Natural Gas-Fired Generation

In July 2023, WE and WPS completed construction of seven natural gas-fired generation RICE units with a rated capacity of 130 MWs at WPS's Weston power plant site.

In June 2023, WE completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin, and is operated by an unaffiliated utility. In addition, WPS filed a request with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. As it did with the first option, in October 2023, WPS filed for approval to assign its ownership interest pursuant to this second option to WE, with the transaction expected to close in 2024.

In January 2023, WE and WPS completed the acquisition of Whitewater, a commercially operational dual fueled combined cycle generation facility in Whitewater, Wisconsin with a rated capacity of 242.8 MWs.

2023 Form 10-K	8	WEC Energy Group, Inc.

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

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2024 through May 31, 2025 are as follows: 16.6% summer (June – August); 26.6% fall (September – November); 41.1% winter (December – February); and 39.5% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

Michigan legislation requires all electric providers to annually demonstrate to the MPSC that they have adequate resources to serve the anticipated needs of their customers for a minimum of four consecutive planning years beginning in the upcoming planning year June 1, 2024, through May 31, 2025. The MPSC has established future planning reserve margin requirements based on the same study conducted by MISO that determines the short-term reserve margin requirements.

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

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2023	2022	2021
Coal	$25.80	$25.37	$21.06
Natural gas combined cycle	30.41	42.11	24.55
Natural gas/oil peaking units	56.41	90.22	76.96
Biomass	87.73	78.42	86.24
Purchased power	53.90	58.78	50.88

WE and WPS purchase coal under long-term contracts, which helps with price stability. Coal and associated transportation services are exposed to volatility in pricing due to changing domestic and world-wide demand for coal and diesel fuel. To mitigate against this volatility risk, WE and WPS have PSCW approval for a hedging program. This program allows them to hedge, over a 60-month period, up to 75% of their potential risks related to rail transportation fuel surcharge exposure. The results of this hedging program, when used, are reflected in the average costs of fuel and purchased power.

2023 Form 10-K	9	WEC Energy Group, Inc.

We purchase natural gas for our plants on the spot market from natural gas marketers, utilities, and producers, and we arrange for transportation of the natural gas to our plants. We have firm and interruptible transportation, as well as balancing and storage agreements, intended to support our plants' variable usage. WE and WPS also have PSCW approval for a hedging program to mitigate against volatility related to natural gas price risk. This program allows them to hedge, over a 60-month period, up to 75% of their estimated natural gas use for electric generation. The results of this hedging program are reflected in the average costs of natural gas.

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2024, 100% of our total projected coal requirements of 7.1 million tons are contracted under fixed-price contracts. See Note 24, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows.

(in thousands)	Annual Tonnage
2024	9,275	(1)
2025	3,750
2026	1,400

(1)    Coal contracts exceed the total projected requirement due to prior year delivery constraints and forecasted lower operating hours.

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

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consist of 1,133 MWs per year for 2024 through 2028. This amount includes 1,033 MWs per year related to a long-term PPA for electricity generated by Point Beach. To procure additional planning capacity, we purchase capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW, MPSC, and MISO.

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

Our Wisconsin segment natural gas utilities provide service to residential and commercial and industrial customers. In addition, our Wisconsin segment offers natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, food products, governmental, restaurants, and paper. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class in Wisconsin and the Upper Peninsula of Michigan.

2023 Form 10-K	10	WEC Energy Group, Inc.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our combined Wisconsin service territories experienced lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2023 as compared to 2022. We currently forecast retail natural gas delivery volumes to grow 0.8% in 2024, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Customers – end of year
Residential	1,381.7	1,365.5	1,353.2
Commercial and industrial	134.8	132.8	131.8
Transportation	3.5	3.5	3.5
Total customers	1,520.0	1,501.8	1,488.5

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

To ensure a reliable supply of natural gas during peak winter conditions, we have LNG and propane facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers. WE recently finished construction of an LNG facility that was placed into service in November 2023, which provides approximately one Bcf of natural gas supply. In addition to its existing facilities, WG is constructing an additional LNG facility, which will provide approximately one Bcf of natural gas supply. Commercial operation of the WG LNG facility is targeted for 2024. The use of LNG allows us to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

2023 Form 10-K	11	WEC Energy Group, Inc.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Wisconsin segment natural gas utilities' forecasted design peak-day throughput is 36.7 million therms for the 2023 through 2024 heating season. Our Wisconsin segment natural gas utilities' peak daily send-out during 2023 was 22.9 million therms on January 31, 2023.

Natural Gas Supply

Our natural gas supply requirements are met through a combination of fixed-price purchases, index-priced purchases, storage, peak-shaving facilities, and natural gas supply call options. We contract for fixed-term firm natural gas supply each year to meet the demand of firm system sales customers. To supplement natural gas supply and manage risk, we purchase additional natural gas supply on the monthly and daily spot markets.

Hedging Natural Gas Supply Prices

As part of their hedging programs, our Wisconsin utilities further reduce their supply cost volatility through the use of a mix of financial instruments, such as NYMEX-based natural gas options and futures contracts. WE, WPS, and WG have PSCW approval to hedge up to 60% of planned winter demand and up to 15% of planned summer demand. These approvals allow these companies to pass 100% of the hedging costs (premiums, brokerage fees, and losses) and proceeds (gains) to customers through their respective GCRMs.

Illinois Segment

Our Illinois segment includes the natural gas utility operations of PGL and NSG. Our customers are located in Chicago and the northern suburbs of Chicago. PGL and NSG provide service to residential and commercial and industrial customers. In addition, PGL and NSG offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, education, non-profits, wholesale distributors, and food manufacturing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Illinois Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Customers – end of year
Residential	922.9	910.9	904.5
Commercial and industrial	71.3	71.1	71.5
Transportation	62.0	66.4	68.3
Total customers	1,056.2	1,048.4	1,044.3

Natural Gas Supply, Pipeline Capacity, and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

2023 Form 10-K	12	WEC Energy Group, Inc.

Pipeline Capacity and Storage

The interstate pipelines serving Illinois access supply from natural gas producing areas in the Southern and Eastern United States, along with western Canada. We have contracted for long-term firm capacity from a number of these sources. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Illinois utilities' forecasted design peak-day throughput is 25.4 million therms for the 2023 through 2024 heating season. Our Illinois utilities' peak daily send-out during 2023 was 15.9 million therms on January 31, 2023.

Natural Gas Supply

Our natural gas supply requirements are met through a combination of fixed-price purchases, index-priced purchases, storage, peak-shaving facilities, and natural gas supply call options. We contract for fixed-term firm natural gas supply each year to meet the demand of firm system sales customers. To supplement natural gas supply and manage risk, we purchase additional natural gas supply on the monthly and daily spot markets.

Hedging Natural Gas Supply Prices

As part of their hedging programs, our Illinois utilities further reduce their supply cost volatility through the use of a mix of financial instruments, such as NYMEX-based natural gas options and futures contracts. Their hedging programs are reviewed by the ICC as part of the annual purchased gas adjustment reconciliation. They hedge between 25% and 50% of natural gas purchases, with a target of 37.5%.

Natural Gas System Modernization Program

During 2023, PGL continued work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure that began in 2011. Prior to December 1, 2023, PGL recovered these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider. Beginning December 1, 2023, recovery of SMP costs are included in PGL's base rates. As part of the ICC's November 16, 2023 rate order issued in PGL's rate case, the ICC ordered PGL to pause spending on its SMP until the ICC has a proceeding to determine the optimal method of pipeline replacement and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last twelve months. PGL and NSG subsequently filed an application for rehearing with the ICC requesting reconsideration of various issues in the ICC's November 16, 2023 written orders.

On January 3, 2024, the ICC granted PGL and NSG a limited-scope rehearing, which includes the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of our delivery system.

2023 Form 10-K	13	WEC Energy Group, Inc.

For information on regulatory proceedings related to the SMP and future recovery of SMP costs, see Note 26, Regulatory Environment, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Future Illinois Proceedings.

Other States Segment

Our other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC related to servicing appliances for customers. MERC serves customers in various cities and communities throughout Minnesota, and MGU serves customers in southern and western Michigan. MERC and MGU provide service to residential and commercial and industrial customers. In addition, MERC and MGU offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include education, wholesale distributors, real estate, non-profits, and restaurants. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Other States Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2023, 2022, and 2021, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2023	2022	2021
Customers – end of year
Residential	379.3	375.4	370.1
Commercial and industrial	36.8	36.4	35.5
Transportation	19.5	19.7	23.6
Total customers	435.6	431.5	429.2

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

Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Forecasted design peak-day throughput for our other states utilities is 9.7 million therms for the 2023 through 2024 heating season. Our other states utilities' peak daily send-out during 2023 was 6.8 million therms on February 3, 2023.

Natural Gas Supply

Our natural gas supply requirements are met through a combination of fixed-price purchases, index-priced purchases, contracted and owned storage, and natural gas supply call options. We contract for fixed-term firm natural gas supply each year to meet the

2023 Form 10-K	14	WEC Energy Group, Inc.

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

General

Seasonality

Electric Utility Operations – Wisconsin Segment

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2023, our generating plants performed as expected during the warmest periods of the summer, and all power purchase commitments under firm contract were received. During this period, our electric utilities did not make any public appeals for conservation, and they did not interrupt or curtail service to non-firm customers who participate in load management programs. Our electric utilities did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating the company's peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

2023 Form 10-K	15	WEC Energy Group, Inc.

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

Environmental Goals

Natural Gas Utility Operations – Wisconsin, Illinois, and Other States Segments

We continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots. We have since signed contracts for RNG for our natural gas distribution business in Wisconsin, which will be transporting the output of local dairy farms onto our gas distribution systems. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. These contracts bring us to 1.8 Bcf of RNG planned to enter our systems. RNG began flowing in 2023.

C. ELECTRIC TRANSMISSION SEGMENT

ATC is a regional transmission company that owns, maintains, monitors, and operates electric transmission systems in Wisconsin, Michigan, Illinois, and Minnesota. ATC is expected to provide comparable service to all customers, including WE, WPS, and UMERC, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and certain state regulatory commissions for routing and siting of transmission projects. ATC is also a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and WE, WPS, and UMERC are non-transmission owning members and customers of MISO. As of December 31, 2023, our ownership interest in ATC was approximately 60%. In addition, as of December 31, 2023, we owned approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. See Note 21, Investment in Transmission Affiliates, for more information.

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

D. NON-UTILITY OPERATIONS

Non-Utility Energy Infrastructure Segment

The non-utility energy infrastructure segment includes We Power, which owns and leases generating facilities to WE; Bluewater, which owns underground natural gas storage facilities in Michigan; and WECI, which holds ownership interests in several renewable generating facilities. See Item 2. Properties, for more information on our non-utility energy infrastructure facilities.

W.E. Power, LLC

We Power, through wholly owned subsidiaries, designed and built approximately 2,500 MWs of generation in Wisconsin. This generation is made up of capacity from the two coal-fired ERGS units, ER 1 and ER 2, which were placed in service in February 2010 and January 2011, respectively, and the two natural gas-fired PWGS units, PWGS 1 and PWGS 2, which were placed in service in July 2005 and May 2008, respectively. Two unaffiliated entities collectively own approximately 17%, or approximately 211 MWs, of ER 1 and ER 2. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases (the ERGS units have 30-year leases that began on the in-service dates of the generating units and the PWGS units have 25-year leases that began on the in-service dates of the generating units).

2023 Form 10-K	16	WEC Energy Group, Inc.

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

Bluewater Natural Gas Holding, LLC

Bluewater, located in Michigan, primarily provides natural gas storage and hub services to our Wisconsin natural gas utilities. WE, WPS, and WG have entered into long-term service agreements for approximately one-third of their combined natural gas storage needs with a wholly owned subsidiary of Bluewater.

WEC Infrastructure LLC

At December 31, 2023, our non-utility energy infrastructure segment included WECI's ownership interests in the renewable generating facilities reflected in the table below.

Name	Ownership Interest	Commercial Operation
Bishop Hill III	90.0%	August 2018
Upstream	90.0%	January 2019
Coyote Ridge	80.0%	December 2019
Blooming Grove	90.0%	December 2020
Tatanka Ridge	85.0%	January 2021
Jayhawk	90.0%	December 2021
Thunderhead	90.0%	November 2022
Samson I (1)	80.0%	May 2022
Sapphire Sky	90.0%	February 2023

(1)    Although Samson I was commercially operational in May 2022, WECI didn't complete the purchase of its initial 80% ownership interest in this solar facility until February 2023. WECI completed the acquisition of an additional 10% of Samson I in January 2024, bringing its ownership interest in Samson I to 90.0%. See Note 2, Acquisitions, for more information.

Bishop Hill III, Coyote Ridge, Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, and Sapphire Sky have offtake agreements with creditworthy counterparties for the sale of all of the energy they produce over periods ranging from 10 to 22 years following commercial operation. In addition, Upstream's revenue is substantially fixed over the 10-year period following commercial operation through an agreement with a creditworthy counterparty. Under the Tax Legislation, all of these investments qualify for PTCs. WECI is entitled to the tax benefits of Bishop Hill III, Upstream, Blooming Grove, Thunderhead, Samson I, and Sapphire Sky in proportion to its ownership interest. WECI is entitled to 99% of the tax benefits of Coyote Ridge and Tatanka Ridge for the first 11 years following commercial operation, and is entitled to 99% of the tax benefits of Jayhawk for the first 10 years following commercial operation, after which WECI will be entitled to any tax benefits equal to its ownership interests. WECI recognizes PTCs as power is generated over a period of 10 years following commercial operation. Under the new IRA transferability option, WEC Energy Group entered into a sales agreement in September 2023 to sell substantially all of the PTCs generated by the WECI generating facilities in 2023 to a third party. See Note 1(q), Income Taxes, for more information about the impact of these sales.

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois. The project has an offtake agreement for all of the energy to be produced by the facility

2023 Form 10-K	17	WEC Energy Group, Inc.

for a period of 15 years following commencement of commercial operation. WECI's investment in Maple Flats is expected to qualify for PTCs.

See Note 2, Acquisitions, for more information on certain of these renewable generating facilities.

Seasonality

The electricity produced and revenues generated by our wind generating facilities depend heavily on wind conditions, which are variable. Operating results for wind generating facilities vary significantly from period to period depending on the wind conditions during the periods in question. Historically, wind production has been greater in the first and fourth quarters.

The electricity produced and revenues generated by our Samson I solar generating facility is also variable and depends heavily on seasonality and weather conditions. Spring and summer are usually the peak solar production seasons due to increased direct sunlight and longer days. With regards to weather, solar panels will still work on cloudy and rainy days, but solar system output will be lower than on clear, sunny days. Also, major storms can damage solar panels and other equipment and lead to lower power generation until equipment can be repaired or replaced and brought back online. See Note 7, Property, Plant, and Equipment, for more information on the wind storms that damaged equipment at Samson I in 2023.

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

Regulated Utility Operations

In addition to the specific regulations noted above and below, our utilities are subject to various other regulations, which primarily consist of regulations, where applicable, of the EPA; the WDNR; the Illinois Department of Natural Resources; the Illinois Environmental Protection Agency; the Michigan Department of Environment, Great Lakes, and Energy; the Michigan Department of Natural Resources; the Army Corps; the Minnesota Department of Natural Resources; and the Minnesota Pollution Control Agency.

2023 Form 10-K	18	WEC Energy Group, Inc.

Rates

Our utilities' rates are subject to the regulations and oversight of various state regulatory commissions and the FERC, as applicable. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2023		2022		2021
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$4,548.8	90.8%	$4,360.9	87.7%	$4,035.1	88.9%
Michigan	141.4	2.8%	185.9	3.7%	166.7	3.7%
FERC – Wholesale	320.6	6.4%	425.0	8.6%	336.8	7.4%
Total electric	5,010.8	100.0%	4,971.8	100.0%	4,538.6	100.0%

Natural Gas
Wisconsin	1,610.5	43.6%	1,983.0	44.1%	1,493.8	40.5%
Illinois	1,557.8	42.2%	1,890.9	42.0%	1,672.8	45.3%
Minnesota	348.4	9.4%	400.7	8.9%	367.1	10.0%
Michigan	175.3	4.8%	223.5	5.0%	156.5	4.2%
Total natural gas	3,692.0	100.0%	4,498.1	100.0%	3,690.2	100.0%
Total utility operating revenues	$8,702.8		$9,469.9		$8,228.8

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

The table below reflects the various state commissions that regulated each of our utilities' retail rates during 2023, along with the approved ROE and capital structure for each utility during 2023.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
WE – Electric, natural gas, and steam	PSCW	9.80%	53.0%
WPS – Electric and natural gas	PSCW	9.80%	53.0%
WG – Natural gas	PSCW	9.80%	53.0%
UMERC – Electric (former WE customers)	MPSC	10.1%	55.3%
UMERC – Electric (former WPS customers)	MPSC	10.2%	52.94%
PGL – Natural gas (1)	ICC	9.05% / 9.38%	50.33% / 50.79%
NSG – Natural gas (2)	ICC	9.67%	51.58%
MERC – Natural gas (3)	MPUC	9.7%	50.9%
MGU – Natural gas (4)	MPSC	9.85%	51.5%

(1)    In accordance with its most recent rate order, effective December 1, 2023, PGL's base rates reflect a 9.38% authorized ROE and an average common equity component of 50.79%. See Note 26, Regulatory Environment, for more information.

(2)    In accordance with its most recent rate order, effective February 1, 2024, NSG's new base rates reflect a 9.38% authorized ROE and an average common equity component of 52.58%. See Note 26, Regulatory Environment, for more information.

2023 Form 10-K	19	WEC Energy Group, Inc.

(3)    In accordance with its most recent rate order, effective March 1, 2024, MERC's base rates will reflect a 9.65% authorized ROE and an average common equity component of 53.0%. See Note 26, Regulatory Environment, for more information.

(4)    In accordance with its most recent rate order, effective January 1, 2024, MGU's base rates reflect a 9.80% authorized ROE and an average common equity component of 51.0%. See Note 26, Regulatory Environment, for more information.

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

See Note 1(d), Operating Revenues, for additional information on the significant mechanisms our utilities had in place during 2023 that allowed them to recover or refund changes in prudently incurred costs from rate case-approved amounts.

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

Electric Transmission, Capacity, and Energy Markets

In connection with its status as a FERC-approved RTO, MISO operates an energy and ancillary services market and manages the flow of high-voltage electricity across the transmission system in its region. MISO is responsible for monitoring and ensuring equal access to the electric transmission system in its footprint.

In MISO, transmission costs are allocated in accordance with the MISO tariff, which is reviewed and approved by the FERC. Base transmission costs are paid by load-serving entities located in the service territories of each MISO transmission owner. Costs for new regional transmission projects are allocated to load-serving entities throughout the MISO footprint, while the costs for new generation interconnections are allocated to the interconnection customer.

2023 Form 10-K	20	WEC Energy Group, Inc.

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2023, through May 31, 2024. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our electric utilities’ load resides, along with the MISO North region as a whole, had sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2023 and May 31, 2024.

We manage our electric generation portfolios to minimize their exposure within MISO’s annual capacity auction. This includes managing the retirement of existing generation resources and the addition of new generation resources to maintain a diversified portfolio to ensure we do not have a significant short position.

Other Electric Regulations

Our electric utilities are subject to the Federal Power Act and the corresponding regulations developed by certain federal agencies. Among other things, the Federal Power Act makes electric utility industry consolidation more feasible and authorizes the FERC to review proposed mergers and the acquisition of generation facilities. The FERC also oversees the Electric Reliability Organization, which establishes mandatory electric reliability standards and has the authority to levy monetary sanctions for failure to comply with these standards.

WE and WPS are subject to Act 141 in Wisconsin, and UMERC is subject to Public Acts 295 and 342 in Michigan, which contain certain minimum requirements for renewable energy generation.

Other Natural Gas Regulations

Almost all of the natural gas we distribute is transported to our distribution systems by interstate pipelines. The pipelines' transportation and storage services, including PGL's natural gas hub, are regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the PHMSA and the state commissions are responsible for monitoring and enforcing requirements governing our natural gas utilities' safety compliance programs for our pipelines under the United States Department of Transportation regulations. These regulations include 49 CFR Part 191 (Transportation of Natural and Other Gas by Pipeline; Annual Reports, Incident Reports, and Safety-Related Condition Reports), 49 CFR Part 192 (Transportation of Natural and Other Gas by Pipeline: Minimum Federal Safety Standards), and 49 CFR Part 195 (Transportation of Hazardous Liquids by Pipeline).

We also continue to monitor the progress of the PHMSA’s proposed rulemaking titled "Gas Pipeline Leak Detection and Repair," which could have a significant impact on our natural gas utilities. A final rule is expected to be released in 2024.

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

2023 Form 10-K	21	WEC Energy Group, Inc.

reporting and licensing with the United States Department of Energy and the Canadian National Energy Board are also required, along with routine reporting related to imports and exports.

All of our operational renewable generating facilities in our non-utility energy infrastructure segment are also subject to the FERC’s regulation of wholesale energy under the Federal Power Act.

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

2023 Form 10-K	22	WEC Energy Group, Inc.

Workforce

As of December 31, 2023, we had the following number of employees, including those represented under union agreements:

	Total Employees	Union Employees
WE	2,533	1,955
WPS	1,154	832
WG	378	260
PGL	1,221	830
NSG	154	119
MERC	197	41
MGU	141	91
WBS	1,222	—
Total employees	7,000	4,128

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

Diversity, Equity, and Inclusion

We are committed to fostering a diverse workforce and inclusive workplace. Our commitment is a core strategic competency and an integral part of our culture. As of December 31, 2023, women and racial minorities represented approximately 25% and 26%, respectively, of our workforce. We have a number of initiatives that promote diverse workforce contributions, educate employees about diversity, equity, and inclusion, and ensure our companies are attractive employers for persons of diverse backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and training for leaders on countering unconscious bias, building inclusive teams, and preventing workplace harassment. We also support external leadership and educational programs that support, train, and promote women and minorities in the communities we serve.

Safety and Health

Our Executive Safety Committee directs our safety and health strategy, works to ensure consistency across groups, and reinforces our ongoing safety commitment that we refer to as “Target Zero.” Under our Target Zero commitment, we have an ultimate goal of zero incidents, accidents, and injuries. Our corporate safety program provides a forum for addressing employee concerns, training employees and contractors on current safety standards, and recognizing those who demonstrate a safety focus. We monitor and set goals for days away, restricted or transferred metrics, and measurable leading indicators, which together raise awareness about employee safety and guide injury-prevention activities.

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

2023 Form 10-K	23	WEC Energy Group, Inc.

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the various utility commissions in the states where we serve customers. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement our corporate strategy, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric, natural gas, and steam customers; the authorized rates of return of our utilities; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements and accounting; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

The rates, including adjustments determined under riders, we are allowed to charge our customers for retail and wholesale services have the most significant impact on our financial condition, results of operations, and liquidity. Rate regulation provides us an opportunity to recover prudently incurred costs and earn a reasonable rate of return on invested capital. However, our ability to obtain rate adjustments in the future is dependent upon regulatory action, the outcome of which can be influenced by the level of opposition by intervening parties; potential rate impacts; increasing levels of regulatory review; and changes in the political, regulatory, or legislative environments. There is no assurance that our regulators will consider all of our costs to have been prudently incurred. In addition, our rate proceedings may not always result in rates that fully recover our costs or provide for a reasonable ROE. We defer certain costs and revenues as regulatory assets and liabilities for future recovery from or refund to customers, as authorized by our regulators. Future recovery of regulatory assets is not assured and is subject to review and approval by our regulators. If recovery of regulatory assets is not approved or is no longer deemed probable, these costs would be recognized in current period expense and could have a material adverse impact on our results of operations, cash flows, and financial condition.

Changes in the local and national political, regulatory, and economic environment have had, and may in the future have, an adverse effect on regulatory decisions, which could impair the ability of our utility subsidiaries to recover costs historically collected from customers. These decisions, which may come from any level of government, may cause us to cancel or delay current or planned projects, to reduce or delay other planned capital expenditures, or to pay for investments or otherwise incur costs that our utilities may not be able to recover through rates or otherwise. In November 2023, the ICC issued final rate orders for PGL and NSG, with PGL rates effective December 1, 2023. In the rate order, the ICC disallowed certain previously incurred capital costs in Illinois, which resulted in PGL and NSG recording an impairment loss in the fourth quarter of 2023. In addition, the ICC paused spending on PGL's SMP for at least one year, causing uncertainty of recovery of costs for existing and future projects. Due to the expiration of the QIP rider in December 2023, PGL had included the costs of necessary infrastructure improvements related to the SMP in its rate case. In January 2024, the ICC granted a rehearing to PGL and NSG with a limited scope. Disallowance of PGL's and NSG's capital costs will not be part of the rehearing. Subsequent to the rehearing, we anticipate appealing the ICC's disallowance of these capital costs to the Illinois Circuit Court, which may result in extended uncertainty related to the recovery of existing and future investments in capital expenditures and our natural gas infrastructure in Illinois, and may impact future capital plans.

Prior to its expiration, the QIP rider provided PGL with recovery of, and a return on, qualifying natural gas infrastructure investments that are placed in service between regulatory rate reviews. This rider continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. There can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2023, will be deemed recoverable by the ICC. Regulatory lag, as well as the risk of costs being deemed unrecoverable during the review of the outstanding reconciliations, could have a material adverse impact on PGL’s, and correspondingly our, results of operations, financial position, and liquidity.

2023 Form 10-K	24	WEC Energy Group, Inc.

We believe we have obtained the necessary permits, approvals, authorizations, certificates, and licenses for our existing operations, have complied in all material respects with all of their associated terms, and that our businesses are conducted in accordance with applicable laws. These permits, approvals, authorizations, certificates, and licenses may be revoked or modified by the agencies that granted them if facts develop that differ significantly from the facts assumed when they were issued. In addition, permits and other approvals and licenses are often granted for a term that is less than the expected life of the associated facility. Licenses and permits may require periodic renewal, which may result in additional requirements being imposed by the granting agency. In addition, existing regulations may be revised or reinterpreted by federal, state, and local agencies, or these agencies may adopt new laws and regulations that apply to us. We cannot predict the impact on our business and operating results of any such actions by these agencies.

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

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. The EPA has recently adopted and implemented (or is in the process of implementing) new environmental regulations, with more in the proposal process. These include regulations that govern the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change, NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants, other air quality regulations, and water quality regulations. For example, the EPA finalized regulations under the CWA that govern cooling water intake structures at our power plants, revised again the effluent guidelines for steam electric generating plants, and along with the Army Corps, released a final rule revising the definition of WOTUS that may impact projects requiring federal permits. Several of these rules were challenged or reviewed by agencies under the Biden Administration's Executive Order 13990, which creates additional uncertainty. As a result of these challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

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

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of our commitment to a cleaner energy future, we have already retired more than 1,900 MWs of coal-fired generation since the beginning of 2018. We expect to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, and plan to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities. We continue to evaluate the conversion of certain coal units to natural gas.

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

2023 Form 10-K	25	WEC Energy Group, Inc.

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

There is significant attention to issues concerning climate change. Management expects this attention to continue since climate change is one of President Biden's primary initiatives, with significant actions being taken by his administration. As a result, we expect the EPA and states to finalize and implement additional regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification initiatives and/or mandates and other efforts to reduce or eliminate reliance on natural gas as an energy source. In addition, there is increasing activism from other stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower GHG emissions.

Costs associated with such legislation, regulation, and emission reduction goals could be significant within our electric and natural gas operations. GHG regulations that may be finalized in the future, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could cause us to retire and replace units earlier than planned under the ESG Progress Plan, which could lead to a possible loss on abandonment and reduced revenues. In addition, our natural gas delivery systems and natural gas storage fields may generate fugitive gas as a result of normal operations and as a result of excavation, construction, and repair. Fugitive gas typically vents to the atmosphere and consists primarily of methane. CO2 is also a byproduct of natural gas consumption.

In a movement toward electrification, certain states and municipalities near or in our service territories have passed legislation or are considering ordinances banning natural gas used in new construction in order to limit GHG emissions. For example, the city of Chicago is considering an ordinance that would ban the use of natural gas in most new buildings, and the ICC is exploring the role of natural gas in the future and issues related to decarbonization of the natural gas distribution system in Illinois. There have also been efforts to restrict residential natural gas-fired appliances. Future local, statewide, or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, reduce the demand for natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery systems, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could also reduce natural gas demand and revenues. The adoption of electrification initiatives and/or mandates could also result in an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon intensive technologies may not be fully realized.

We have set goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050. We also believe we will be in a position to eliminate coal as an energy source by the end of 2032.

We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. We continue to reduce methane emissions by improving our natural gas

2023 Form 10-K	26	WEC Energy Group, Inc.

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

Changes in tax legislation, IRS audits, or our inability to use certain tax benefits and carryforwards, may adversely affect our financial condition, results of operations, and cash flows, as well as our credit ratings.

Tax legislation and regulations can adversely affect, among other things, our financial condition, results of operations, cash flows, liquidity, and credit ratings. Future changes to corporate tax rates or policies, including under Treasury Regulations and guidance issued in connection with the IRA, could require us to take material charges against earnings. Such changes include, among other things, increasing the federal corporate income tax rate, disallowing or limiting the use of certain tax benefits and carryforwards, limiting interest deductions, and altering the expensing of capital expenditures. Our inability to manage these changes, an adverse determination by one of the applicable taxing jurisdictions, or additional interpretations, implementing regulations, amendments, or technical corrections by the Treasury Department, the IRS, or state income tax authorities, could significantly impact our financial results and cash flows.

We have significantly reduced our consolidated federal and state income tax liabilities in the past through tax credits, net operating losses, and charitable contribution deductions. A reduction in or disallowance of these tax benefits could adversely affect our earnings and cash flows. We have not fully used these allowed tax benefits in our previous tax filings and have carried them forward to use against future taxable income. Our inability to generate sufficient taxable income in the future to fully use these tax carryforwards before they expire, or to transfer future tax credits as discussed below, could significantly affect our tax obligations and financial results.

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. This is a new market that may require additional regulations and guidance from taxing authorities. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, may limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

We are also uncertain as to how credit rating agencies, capital markets, the FERC, or state public utility commissions will treat any future changes to federal or state tax legislation. These impacts could subject us to credit rating downgrades. In addition, certain financial metrics used by credit rating agencies, such as our funds from operations-to-debt percentage, could be negatively impacted by changes in federal or state income tax legislation.

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

2023 Form 10-K	27	WEC Energy Group, Inc.

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

Public health crises, including epidemics and pandemics, and any related government responses may adversely impact the economy and financial markets and could have a variety of adverse impacts on us, including a decrease in revenues; increased bad debt expense; increases in past due accounts receivable balances; and access to the capital markets at unreasonable terms or rates.

Public health crises, including epidemics and pandemics, and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact our ability to implement our corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

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

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises, including epidemics and pandemics; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, unanticipated capital expenditures, and a reduction of revenues related to our non-utility renewable energy facilities. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

Insurance, warranties, performance guarantees, or recovery through the regulatory process may not cover any or all of these lost revenues or increased expenses, which could adversely affect our results of operations and cash flows.

2023 Form 10-K	28	WEC Energy Group, Inc.

The operations of our natural gas utilities depend upon the availability of adequate interstate pipeline transportation capacity and natural gas.

Our natural gas utilities purchase almost all of their natural gas supply from interstate sources that must be transported to the applicable service territories. Interstate pipeline companies transport the natural gas to our natural gas utilities’ systems under firm service agreements that are designed to meet the requirements of their core markets. A significant disruption to interstate pipelines capacity or reduction in natural gas supply due to events including, but not limited to, operational failures or disruptions, hurricanes, tornadoes, floods, freeze-off of natural gas wells, terrorist or physical attacks, cyberattacks, other acts of war, or legislative or regulatory actions or requirements, including remediation related to integrity inspections or regulations and laws enacted to address climate change or other environmental matters, could reduce the normal interstate supply of natural gas and thereby significantly disrupt our operations and/or reduce earnings.

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
•Our customers' continued focus on energy conservation. Our customers' use of electricity and natural gas has decreased as a result of continued individual conservation efforts, including the use of more energy efficient technologies, and could be further reduced by new building codes, DERs, energy storage technology, and private solar. Customers could also voluntarily reduce their consumption of energy in response to decreases in their disposable income and increases in energy prices. Conservation of energy can be influenced by certain federal and state programs that are intended to influence how consumers use energy. For example, several states, including Wisconsin and Michigan, have adopted energy efficiency targets to reduce energy consumption.

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

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories. If climate changes occur that result in extreme temperatures in our service territories, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles or damage to other operating equipment, which could result in us incurring significant restoration costs and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal winter weather expectations. Although our utilities have regulatory mechanisms in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

2023 Form 10-K	29	WEC Energy Group, Inc.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as wind storms including derecho events, floods, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs, unanticipated capital expenditures, or a reduction of revenues related to our non-utility renewable energy facilities. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders, including heightened emphasis on environmental, social, and governance concerns.

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

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Protracted, expanding or escalating regional conflicts, including the conflicts in Ukraine, Israel, and parts of the Middle East, as well as strained relationships between the United States and other countries related to such conflicts, could further contribute to current domestic and global supply chain disruptions that are delaying the delivery, and in some cases resulting in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased as a result of these supply chain disruptions and may continue to increase in the future, as a result of inflation. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, natural gas and LNG storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy generating

2023 Form 10-K	30	WEC Energy Group, Inc.

facilities as part of the ESG Progress Plan and our goal to be net carbon neutral by 2050, including projects in our non-utility energy infrastructure segment. In addition, WBS continues to invest in technology and the development of software applications to support our businesses.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government tariffs, and other factors, could impact the timing of completion of our renewable projects. For example, the UFLPA's prohibition on imports of solar panels manufactured with certain silica-based products originating in Xinjiang, China, has delayed the release of solar panels to us for our renewables projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; the impact of public health crises, including epidemics and pandemics; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

Certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value. In addition, regulators, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed, such as the case in the ICC's November 2023 rate orders for PGL and NSG.

Our subsidiaries sometimes enter into equipment purchase orders and construction contracts and incur engineering and design service costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have been recorded as an asset, an impairment may need to be recorded in the event the project is canceled.

To the extent that delays occur, costs become unrecoverable, tax credits are lost or lose value, or we or third parties with whom we invest and/or partner otherwise become unable to effectively manage and complete capital projects, our results of operations, cash flows, and financial condition may be adversely affected.

Our operations are subject to risks beyond our control, including but not limited to, cybersecurity intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information.

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. Despite the implementation of security measures, all assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cybersecurity intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. These threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised. Cybersecurity attacks, including attacks targeting utility systems and other critical infrastructure may increase during periods of heightened or escalating geopolitical tensions.

We operate in an industry that requires the use of sophisticated information technology systems and network infrastructure, which in turn control an interconnected network of generation, distribution, and transmission systems shared with third parties. A successful physical or cybersecurity intrusion may occur despite our security measures or those we require of our vendors, including compliance with reliability and critical infrastructure protection standards. Successful cybersecurity intrusions, including those targeting the electronic control systems used at our generating facilities and electric and natural gas transmission, distribution, and storage systems, could disrupt our operations and result in loss of service to customers. Attacks may come through ransomware, software updates or patches, or firmware that hackers can manipulate. These intrusions may cause unplanned outages at our power plants, which may reduce our revenues or cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses. The risk of such intrusions may also increase our capital and operating costs as a result of having to implement increased security measures for protection of our information technology and infrastructure.

2023 Form 10-K	31	WEC Energy Group, Inc.

Our continued efforts to integrate, consolidate, and streamline our operations have also resulted in increased reliance on current and recently completed projects for technology systems. The failure to enhance existing information technology systems and implement new technology, could adversely affect our operations. We implement procedures to protect our systems, but we cannot guarantee that the procedures we have implemented to protect against unauthorized access to secured data and systems are adequate to safeguard against all security breaches. The failure of any of these or other similarly important technologies, or our inability to support, update, expand, and/or integrate these technologies across our subsidiaries could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

Our business requires the collection and retention of personally identifiable information of our customers, shareholders, and employees, who expect that we will adequately protect such information. In some cases, we rely on third-party hosted services to support our business operations. Malicious actors may target these providers to disrupt the services they provide to us, or to use those third parties to attack us. Security breaches of our or our third-party service providers' systems may expose us to a risk of loss or misuse of confidential and proprietary information. A significant theft, loss, or fraudulent use of personally identifiable information may lead to potentially large costs to notify and protect the impacted persons, and/or could cause us to become subject to significant litigation, costs, liability, fines, or penalties, any of which could materially and adversely impact our results of operations as well as our reputation with customers, shareholders, and regulators, among others. In addition, we may be required to incur significant costs associated with governmental actions in response to such intrusions or to strengthen our information and electronic control systems. We may also need to obtain additional insurance coverage related to the threat of such intrusions.

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

Recently enacted legislation, including the IRA and the Infrastructure Investment and Jobs Act, promotes the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies for self-supply of electricity by our customers and third parties. Increased use of technologies such as private solar and battery storage in our service territories could reduce our recovery of fixed costs, could result in customers leaving the electric distribution system, and could cause an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies could result in our electric utilities not being able to fully recover the costs and investment in generation. In December 2022, the PSCW issued a declaratory ruling finding that a third-party financed DER is not a “public utility” under Wisconsin law. Although the finding was limited to the specific facts and circumstances of the lease presented in that petition and is being appealed, similar findings or a broader policy position could have a material adverse impact on our business operations.

Federal and state regulations and other efforts designed to promote and expand the use of distributed generation technologies also incentivize modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production.

2023 Form 10-K	32	WEC Energy Group, Inc.

In addition, we cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

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

Inherent in natural gas distribution and storage activities are a variety of hazards and operational risks, such as leaks, accidental explosions, and mechanical problems, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Further, delays in the replacement of aging infrastructure as a result of the ICC's orders in the PGL and NSG rate cases may lead to increased costs and disruptions in operations that could also negatively impact our financial results.

We face risks related to our non-utility renewable energy facilities that could impact our return on investment or have a negative impact on our financial condition or results of operations.

The production of energy from wind and solar sites depends heavily on suitable weather conditions, which are variable. Wind conditions or solar irradiance that is unfavorable or below our estimates can cause electricity production, and therefore revenues and PTCs earned from non-utility renewable energy facilities, to be substantially below our expectations. We base our decisions about which sites to acquire and operate in part on the findings of studies of long-term meteorological data in the proposed area, which includes wind speed and prevailing direction or solar irradiance and seasonal variations of each. Actual conditions at these sites, however, may not conform to the results of these studies.

An increase in frequency and severity of weather conditions could cause disruptions to our sites to become more frequent and severe. Wind and solar equipment can be damaged by natural events such as lightning strikes that damage blades or in-ground electrical systems used to collect electricity from turbines or panels. Sites also may experience production shutdowns or delayed restoration of production during extreme weather conditions resulting in, among other things, damage to solar panels, icing on wind turbine blades, or restricted access to sites. The costs of repairing damage to these facilities may exceed the insurance limits on our insurance policies or may be outside the coverage afforded by our insurance policies. In addition, significant repair costs and/or continuous damage events could cause our insurance premiums to increase or lead to insurance coverage not being available at all. Damage to renewable facilities could also reduce operating capacity and cause the declaration of force majeure events. Customers may raise objections to force majeure declarations for these or similar operating issues. The failure to satisfy minimum operational or availability requirements under the PPAs, including PPAs related to projects under construction, could result in payment of damages or termination of the PPAs.

Lower wholesale market prices for electricity may adversely affect the financial results for certain of our renewable projects, depending on the structure of the related PPA. In addition, lower prices for other energy sources may reduce the demand for wind and solar energy development, which could adversely affect our growth prospects and financial condition. Wind and solar energy demand is affected by the price and availability of other fuels, including nuclear, coal, natural gas and oil, as well as other sources of renewable energy. Reduced government incentives for wind and solar energy, increases in operating and maintenance costs, new regulations, or incentives that favor other forms of energy could reduce the demand for renewable energy and may adversely affect our results of operations.

We do not own all the property and other sites on which our projects are located, and our rights may be subordinate to the rights of lienholders and leaseholders, which could have an adverse effect on our business and financial condition. Existing and future projects may be located on property on other sites occupied under long-term easements, leases, and rights of way. The ownership interests on these properties may be subject to mortgages securing loans or other liens and other easements, lease rights and rights

2023 Form 10-K	33	WEC Energy Group, Inc.

of way of third parties that were created previously. As a result, some of our real property rights may be subordinate to the rights of these third parties, and the rights of our operating subsidiaries to use the property could be lost or curtailed.

We have entered into long-term PPAs for the majority of our non-utility renewable energy operations with a small number of customers where their payment is based on the energy produced, and in some cases the REC value created, by our facilities. Although initial agreements are often ten years or more, in the future we may not be able to replace expiring PPAs related to our non-utility renewable energy facilities with contracts on acceptable terms, including at prices that support operation of the facility on a profitable basis. Decreases in the retail prices of electricity supplied by traditional utilities or the pricing of other clean energy sources in the regions where our non-utility renewable energy facilities are located could harm our ability to offer competitive pricing and to sign PPAs with customers. If we are unable to replace an expiring PPA with an acceptable new revenue contract, we may be required to sell the power produced by the facility at wholesale prices and be exposed to market fluctuations and risks, or the affected site may temporarily or permanently cease operations. If we are unable to replace an expired distributed generation PPA with an acceptable new contract, we may be required to remove the renewable energy facility from the site or, alternatively, we may have to sell the assets, but the sale price may not be sufficient to replace the revenue previously generated by the renewable energy facility.

For some of our PPAs, the net amount paid by our PPA counterparties is impacted by wholesale prices at a market hub location different from the location of our renewable site. Systemic shortfalls and disruptions in transmission capacity can cause congestion between the two locations, which along with other factors, can cause price disparity between the market hub and site. This price disparity, known as basis risk, can be significant at times. We attempt to mitigate basis risk where possible, but hedging instruments are often not economically feasible or available in the quantities that we require. Basis risk cannot be entirely eliminated and can adversely affect our financial condition and results of operations.

Our non-utility renewable energy facilities are exposed to risks through participation in various regional power markets. Our ability to acquire new non-utility renewable energy facilities or generate revenue from existing facilities depends on having interconnection arrangements with transmission providers and power markets along with a reliable grid. We cannot predict whether transmission facilities will be expanded in specific markets to accommodate or increase competitive access to those markets. If a transmission network to which one or more of our facilities is connected experiences down time for system emergencies, force majeure, safety, reliability, maintenance or other operational reasons, we may lose revenues and PTCs and be exposed to non-performance penalties and claims from our customers. This risk of curtailment of our non-utility renewable energy facilities may result in a reduced return on our investments, and we may not be compensated for lost energy and ancillary services. As members of these RTOs, we are also subject to certain additional risks, including the allocation of losses among existing members caused by unreimbursed defaults of other participants in these markets and resolution of complaint cases seeking refunds of revenues previously earned by members of these markets. Existing, new, or changed rules of these RTOs could result in significant additional fees and increased costs for participation, including the cost of transmission facilities built by others due to changes in transmission rate design. In addition, these RTOs may assess costs resulting from improved transmission reliability, reduced transmission congestion, and firm transmission rights.

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

2023 Form 10-K	34	WEC Energy Group, Inc.

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

We rely on access to credit and capital markets to support our capital requirements, including expenditures for our utility infrastructure and to comply with future regulatory requirements, to the extent not satisfied by the cash flow generated by our operations. We have historically secured funds from a variety of sources, including the issuance of short-term and long-term debt securities. In addition, we rely on committed bank credit agreements as back-up liquidity, which allows us to access the low cost commercial paper markets. The availability of credit depends upon the ability of banks providing commitments under the facility to provide funds when their obligations to do so arise. Systemic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the credit agreements.

Successful implementation of our long-term business strategies, including capital investment, is dependent upon our ability to access the capital markets, including the banking and commercial paper markets, on competitive terms and rates. Continued elevation of, or further increases in, interest rates may adversely affect our results of operations and the ability of our regulated subsidiaries to earn their approved rates of return. High interest rates may also impair our ability to cost-effectively finance capital expenditures and to refinance maturing debt.

Our access to the credit and capital markets could be limited, or our cost of capital significantly increased, due to any of the following risks and uncertainties:

•A rating downgrade;
•Failure to comply with debt covenants;
•An economic downturn or uncertainty;
•Prevailing market conditions and rules;
•Political tensions, including civil unrest and election volatility;
•Concerns over foreign economic conditions;
•Changes in tax policy;
•Changes in investment criteria of institutional investors or banks, including any policies that would limit or restrict funding for companies with fossil fuel-related investments;
•War or the threat of war; and
•The overall health and view of the utility and financial institution industries.

2023 Form 10-K	35	WEC Energy Group, Inc.

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

A downgrade in our credit ratings could negatively affect our ability to access capital at reasonable costs and/or require the posting of collateral.

There are a number of factors that impact our credit ratings, including, but not limited to, capital structure, regulatory environment, the ability to cover liquidity requirements, and other requirements for capital. We could experience a downgrade in ratings if the rating agencies determine that our level of business or financial risk, or that of any of our utilities or the utility industry, has deteriorated. Changes in rating methodologies by the rating agencies could also have a negative impact on credit ratings.

Any downgrade by the rating agencies could:

•Increase borrowing costs under certain existing credit facilities;
•Require the payment of higher interest rates in future financings and possibly reduce the pool of creditors;
•Decrease funding sources by limiting our access to the commercial paper market;
•Limit the availability of adequate credit support for our operations; and
•Trigger collateral requirements in various contracts.

Fluctuating commodity prices could negatively impact our operations.

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
•Reduced growth prospects from renewable energy projects related to lower cost alternative energy sources and a limited number of purchasers of electricity; and
•Shutting down of generation facilities if the cost of generation exceeds the market price for electricity.

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

2023 Form 10-K	36	WEC Energy Group, Inc.

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

2023 Form 10-K	37	WEC Energy Group, Inc.

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

We assess goodwill for impairment on an annual basis or whenever events or circumstances occur that would more than likely indicate that the carrying amount of our reporting unit's net assets exceeds the reporting unit's fair value. At December 31, 2023, our goodwill was $3,052.8 million. Other long-lived assets, including intangible assets, are evaluated for impairment on an annual basis or whenever events or circumstances occur that indicate that an asset's carrying value may not be recoverable. If goodwill or other long-lived assets are deemed to be impaired, we may be required to incur a non-cash charge to earnings that could materially adversely affect our results of operations.

See the risk factor titled "Our business is significantly impacted by governmental regulation and oversight" for more information about long-lived assets that were impaired as a result of the ICC's November 2023 rate orders for PGL and NSG.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

2023 Form 10-K	38	WEC Energy Group, Inc.

ITEM 1C. CYBERSECURITY

Our Board of Directors is responsible for general oversight of our risk environment and associated management policies and practices. The Board of Directors has delegated to its AOC the responsibility for oversight of our major risk categories and exposures, including with respect to cybersecurity, and management's processes to monitor and control them. The AOC meets regularly throughout the year and receives and reviews various risk management reports about IT/OT cybersecurity, data security, and physical security risk management reports, and discusses these matters with appropriate management and other personnel. The CEO and CAO regularly report to the AOC and the Board of Directors about cybersecurity matters and risks as well as the adequacy and effectiveness of the cybersecurity risk management program.

To foster an enterprise-wide approach to risk management, we have established an ERSC chaired by our CEO and comprised of a cross-functional group of senior leaders from across our organization. The ERSC regularly reviews key risk areas and oversees the development and implementation of effective compliance and risk management practices, including the use of internal and external audits. Our Board of Directors and the AOC receive reports regarding the same. Governance of our cybersecurity risk management program is overseen by the ERSC, along with steering committees for information security, operational technology security, third-party vendor security controls, Sarbanes-Oxley security controls, and North American Electric Reliability Corporation Critical Infrastructure Protection compliance.

Our CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. Our CAO has 24 years of experience at the company, during which time she has held a number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in our IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. Our Enterprise Security Director has over 26 years of experience in IT/OT cybersecurity, data security and physical security, and is a certified information system security professional. She is also a member of numerous state and national cybersecurity organizations.

Cybersecurity Risk Management Program

Our cybersecurity-related risks are managed through monitoring, defense and response tools, audits and assessments of the program’s effectiveness, industry collaboration, and employee training and awareness. Our cybersecurity risk management program utilizes the cybersecurity framework and maturity models from the National Institute of Standards and Technology and the United States Department of Energy to continually assess its maturity. This includes regular internal security audits and vulnerability assessments, as well as regular engagement with third-party security experts for external assessments of our security controls, including technical, physical, and social aspects. To better comprehend the scope and magnitude of any active threats to our industry and nation and their potential impact on our IT/OT systems, we communicate with other utility companies, government agencies, and other sectors of the economy concerning cybersecurity incidents. All employees are required to complete training annually regarding information security and acceptable use of corporate electronic resources. Annual role-based cybersecurity training as well as ongoing participation in a corporate phishing campaign program, is also required of employees and contractors. In addition, as part of the cybersecurity program, we have established controls and procedures to assess the adequacy of controls in place at third-party vendors to protect corporate information, including restricted and confidential restricted information we provide to third-party vendors, their employees, or authorized agents. These third-party vendors are also subject to a background investigation prior to being granted physical or electronic access to the company's private property, or physical access to customer premises on behalf of the company.

As part of the cybersecurity program, we have adopted a cybersecurity incident response plan (the “Plan”) designed to identify, evaluate, respond to, and resolve cybersecurity incidents impacting IT/OT systems. Pursuant to the terms of the Plan, we have established a CSIRT Steering Committee which includes, among others, the Chief Financial Officer, CAO, and the Enterprise Security Director. The CSIRT Steering Committee is responsible for overseeing and implementing the Plan in the event of a cybersecurity threat or incident and provides updates regarding the status of the response to senior management, including the CEO, who provide updates and reports regarding cybersecurity incidents to the AOC and/or the Board of Directors at regularly scheduled meetings or more frequently, as needed.

2023 Form 10-K	39	WEC Energy Group, Inc.

In response to an identified cybersecurity incident, or as it deems appropriate, the CSIRT Steering Committee will assemble and oversee a CSIRT, comprised of appropriate personnel and subject matter experts depending on the scope and severity of the incident, relevant or impacted business units and entities, and type of information or systems potentially compromised by the cybersecurity incident. When assembled, the CSIRT is responsible for developing and implementing an overall response strategy to contain, control, and remediate the cybersecurity incident, including securing our affected systems and/or information, mitigating harmful effects of the incident, preventing further compromises, and communicating information to affected parties, regulatory agencies and law enforcement, as necessary. The CSIRT may seek assistance from or engage external support providers including legal counsel, outside technology or forensic experts, investigation service providers, and others, as appropriate, to assist in the response to the incident, based on its nature and scope. Pursuant to the Plan and at the direction of the CAO, the Enterprise Security Director will conduct a post-incident remediation analysis and report findings to the CSIRT Steering Committee. The Plan is tested and reviewed at least annually.

We have been subject to attempted cybersecurity attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. For information about cybersecurity risks to our business, see Item 1A. Risk Factors and the risk factor titled "Our operations are subject to risks beyond our control, including but not limited to, cybersecurity intrusions, terrorist or other physical attacks, acts of war, or unauthorized access to personally identifiable information."

2023 Form 10-K	40	WEC Energy Group, Inc.

ITEM 2. PROPERTIES

We own our principal properties outright. However, the major portion of our electric utility distribution lines, steam utility distribution mains, and natural gas utility distribution mains and services are located on or under streets and highways, on land owned by others, and are generally subject to granted easements, consents, or permits.

A. REGULATED

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2023:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
PWGS	Port Washington, WI	Natural Gas	2	1,217	(3)
Fox Energy Center	Wrightstown, WI	Natural Gas	3	581
Concord	Watertown, WI	Natural Gas/Oil	4	365
Paris	Union Grove, WI	Natural Gas/Oil	4	361
VAPP	Milwaukee, WI	Natural Gas	2	275
Germantown	Germantown, WI	Natural Gas/Oil	5	263
Whitewater	Whitewater, WI	Natural Gas/Oil	1	243
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	166
West Marinette	Marinette, WI	Natural Gas	3	158
Weston	Rothschild, WI	Natural Gas	7	130
F. D. Kuester	Negaunee, MI	Natural Gas	7	128
West Riverside	Beloit, WI	Natural Gas	2	85	(2)
Pulliam	Green Bay, WI	Natural Gas	1	82
A. J. Mihm	Baraga, MI	Natural Gas	3	55
Total natural gas-fired plants			45	4,109
Coal-fired plants
OCPP	Oak Creek, WI	Coal	4	1,103	(7)
ERGS	Oak Creek, WI	Coal	2	1,082	(2) (3)
Weston	Rothschild, WI	Coal	2	713	(2) (7)
Columbia	Portage, WI	Coal	2	312	(2) (7)
Total coal-fired plants			10	3,210
Wind facilities
Glacier Hills Wind Park	Cambria, WI	Wind	90	162
Blue Sky Green Field Wind Park	Fond du Lac, WI	Wind	88	145
Crane Creek Wind Farm	Howard County, IA	Wind	66	99
Red Barn	Grant County, WI	Wind	28	82	(2)
Forward Wind	Fond du Lac County, WI	Wind	86	62	(2)
Montfort Wind Energy Center	Montfort, WI	Wind	20	30
Total wind facilities			378	580
Solar facilities
Two Creeks	Manitowoc County, WI	Solar	48	100	(2)
Badger Hollow I	Iowa County, WI	Solar	41	100	(2)
Badger Hollow II	Iowa County, WI	Solar	40	100	(2)
Total solar facilities			129	300
Other renewable facilities
Hydro plants (30 in number)	WI and MI	Hydro	80	92	(4) (5)
Rothschild Biomass Plant	Rothschild, WI	Biomass	1	46	(6)
Total other renewable facilities			81	138
Total electric generation facilities			643	8,337

2023 Form 10-K	41	WEC Energy Group, Inc.

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2024 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand. Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds. Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(2)    Our subsidiaries jointly own these facilities with various other unaffiliated entities. The capacity indicated for each of these units is equal to our subsidiaries' portion of total plant capacity based on its percent of ownership. See Note 8, Jointly Owned Utility Facilities, for more information on our ownership interests.

(3)    These facilities are part of the Company's non-utility energy infrastructure segment. See B. Non-Utility Energy Infrastructure Segment below.

(4)     All of our hydroelectric facilities follow FERC guidelines and/or regulations.

(5)    WRPC owns and operates the Castle Rock and Petenwell units. WPS holds a 50.0% ownership interest in WRPC and is entitled to 50.0% of the total capacity at Castle Rock and Petenwell. WPS's share of capacity for Castle Rock and Petenwell is 7.0 MWs and 10.3 MWs, respectively.

(6)    WE has a biomass power plant that uses wood waste and wood shavings to produce electric power as well as steam to support the paper mill's operations. Fuel for the power plant is supplied by both the paper mill and through contracts with biomass suppliers. The plant also has the ability to burn natural gas if wood waste and wood shavings are not available.

(7)    We expect to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8, the planned retirement by June 2026 of jointly-owned Columbia Units 1-2, and the planned retirement in 2031 of Weston Unit 3.

As of December 31, 2023, we operated approximately 35,500 miles of overhead distribution lines and approximately 36,500 miles of underground distribution cable, as well as approximately 430 electric distribution substations and approximately 523,700 line transformers.

Natural Gas Facilities

At December 31, 2023, our natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

•Approximately 46,400 miles of natural gas distribution mains,
•Approximately 1,700 miles of natural gas transmission mains,
•Approximately 2.4 million natural gas lateral services,
•Approximately 490 natural gas distribution and transmission gate stations,
•Approximately 69.3 Bcf of working gas capacities in underground natural gas storage fields:
◦Bluewater, 27.6 Bcf of fields located in southeastern Michigan,
◦Manlove, a 38.8 Bcf field located in central Illinois,
◦Partello, a 2.9 Bcf field located in southern Michigan,
•A 2.0 Bcf LNG plant located in central Illinois,
•A 1.0 Bcf LNG plant located in southern Wisconsin,
•A peak-shaving facility that can store the equivalent of approximately 80 MDth in liquefied petroleum gas located in Illinois, and
•LNG storage plants, located in Wisconsin, with a total send-out capability of 173,600 Dth per day.

Our natural gas distribution and gas storage systems included distribution mains and transmission mains connected to the pipeline transmission systems of Alliance Pipeline, ANR Pipeline Company, Centra Pipelines, Consumers Energy, DTE Gas Company, Enbridge Gas Inc., Great Lakes Transmission Company, Guardian Pipeline L.L.C., Interstate Power and Light Company, Kinder Morgan Illinois Pipeline, Midwestern Gas Pipeline Company, Natural Gas Pipeline Company of America, Nicor Gas, Northern Border Pipeline Company, Northern Natural Gas Company, Northwest Gas of Cottonwood County, LLC, Northwestern Energy, Panhandle Gas Transmission, SEMCO, Trunkline Gas Pipeline, Vector Pipeline Company, and Viking Gas Transmission. Our LNG storage plants convert and store, in liquefied form, natural gas received during periods of low consumption.

We also own office buildings, natural gas regulating and metering stations, and major service centers, including garage and warehouse facilities, in certain communities we serve. Where distribution lines and services and natural gas distribution mains and

2023 Form 10-K	42	WEC Energy Group, Inc.

services occupy private property, we have in some, but not all instances, obtained consents, permits, or easements for these installations from the apparent owners or those in possession of those properties, generally without an examination of ownership records or title.

Steam Facilities

As of December 31, 2023, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

General

Substantially all of PGL's and NSG's properties are subject to the lien of the respective company's mortgage indenture for the benefit of bondholders.

B. NON-UTILITY ENERGY INFRASTRUCTURE SEGMENT

The non-utility energy infrastructure segment includes We Power, Bluewater, and WECI. We Power and Bluewater are considered non-utility energy infrastructure operations, however, their facilities are shown in the regulated section. We Power owns and leases generating facilities to WE. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases. Bluewater provides natural gas storage and hub services primarily to WE, WPS, and WG. WECI has ownership interests in eight wind generating facilities and one solar generating facility. For more information on recent and pending renewable facility acquisitions, see Note 2, Acquisitions.

The following table summarizes information on WECI's renewable generating facilities as of December 31, 2023:

Name	Location	Ownership Percentage (%) (1)		Number of Generating Units	Nameplate Capacity In MW (2)
Renewable generating facilities
Thunderhead	Antelope and Wheeler Counties, Nebraska	90%		108	299.3
Blooming Grove	McLean County, Illinois	90%		94	260.9
Sapphire Sky	McLean County, Illinois	90%		64	251.0
Samson I	Lamar, Franklin, Hopkins and Red River Counties, Texas	80%	(3)	340	250.0
Upstream	Antelope County, Nebraska	90%		81	202.5
Jayhawk	Bourbon and Crawford Counties, Kansas	90%		70	197.4
Tatanka Ridge	Deuel County, South Dakota	85%		56	154.8
Bishop Hill III	Henry County, Illinois	90%		53	132.1
Coyote Ridge	Brookings County, South Dakota	80%		39	97.4
Total renewable generating facilities				905	1,845.4

(1)    Invenergy Wind LLC operates these renewable facilities.

(2)    Nameplate capacity is the amount of energy a source should produce under optimal conditions, such as optimal wind speeds or solar irradiance.

(3)    In January 2024, WECI acquired an additional 10% ownership interest in Samson I.

2023 Form 10-K	43	WEC Energy Group, Inc.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2023 Form 10-K	44	WEC Energy Group, Inc.

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

Joshua M. Erickson. Age 51.
•WEC Business Services (a centralized service company of WEC Energy Group) – Vice President and Deputy General Counsel since August 2021. Director-Legal Services – Corporate and Finance from June 2015 through July 2021.

Robert M. Garvin. Age 57.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President - External Affairs since January 2019.

William J. Guc. Age 54.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015. Assistant Corporate Secretary since January 2020.

Margaret C. Kelsey. Age 59.
•WEC Energy Group — Executive Vice President, Corporate Secretary and General Counsel since January 2018.
•WE — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Gale E. Klappa. Age 73.
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

Scott J. Lauber. Age 58.
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

Xia Liu. Age 54.
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

2023 Form 10-K	45	WEC Energy Group, Inc.

William Mastoris. Age 60.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President – Customer Service and Operations since December 2021. Vice President – Supply Chain and Fleet from January 2019 through November 2021. Director since November 2021.
•WE – Executive Vice President – Customer Service and Operations since December 2021. Director since November 2021.

Molly A. Mulroy. Age 48.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President and Chief Administrative Officer since August 2021. Vice President and Chief Information Officer from January 2019 through July 2021. Director since November 2021.

Anthony L. Reese. Age 42.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.
•PGL – Controller - Illinois from September 2015 to September 2019.

Mary Beth Straka. Age 59.
•WEC Energy Group — Senior Vice President - Corporate Communications and Investor Relations since June 2015.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2023 Form 10-K	46	WEC Energy Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Number of Common Shareholders

As of January 31, 2024, based upon the number of WEC Energy Group shareholder accounts (including accounts in our stock purchase and dividend reinvestment plan), we had approximately 36,000 registered shareholders.

Common Stock Listing and Trading

Our common stock is listed on the New York Stock Exchange under the ticker symbol "WEC."

Common Stock Dividends of WEC Energy Group, Inc.

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

ITEM 6. RESERVED

2023 Form 10-K	47	WEC Energy Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in ATC (a for-profit electric transmission company regulated by FERC and certain state regulatory commissions), and non-utility energy infrastructure operations through We Power (which owns generation assets in Wisconsin that it leases to WE), Bluewater (which owns underground natural gas storage facilities in Michigan), and WECI, which holds ownership interests in several renewable generating facilities.

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

Creating a Sustainable Future

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation. The retirements will contribute to meeting our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and clean generation should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers.

We have announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units. By the end of 2030, we expect to use coal as a backup fuel only, and we believe we will be in a position to eliminate coal as an energy source by the end of 2032.

We already have retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018, which included the 2019 retirement of the PIPP as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. We expect to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8, the planned retirement by June 2026 of jointly-owned Columbia Units 1 and 2, and the planned retirement in 2031 of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

2023 Form 10-K	48	WEC Energy Group, Inc.

We also plan on investing in a combination of clean, natural gas-fired generation, including:

•1,125 MWs of combustion turbines;
•132 MWs of RICE natural gas-fueled generation; and
•the purchase of 100 MWs of additional capacity in West Riverside.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 28 Solar Now projects and currently has another one under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to WE's portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots. We have since signed contracts for RNG for our natural gas distribution business in Wisconsin, which will be transporting the output of local dairy farms onto our gas distribution systems. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. These contracts bring us to 1.8 Bcf of RNG planned to enter our systems. RNG began flowing in 2023.

In December 2023, we started a pilot program with Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. We expect the full pilot to be completed in 2024.

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

•Included in the capital plan are additional proposed LNG storage facilities providing approximately four Bcf of natural gas supply, which is needed to ensure gas supply for winter reliability.

•WE and WG have received approval to each construct their own LNG facility to meet anticipated peak demand. Each facility would provide approximately one Bcf of natural gas supply to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity. The WE LNG facility was commercially operational at the end of 2023 and the WG LNG facility is targeted for 2024.

•Through the SMP, PGL had been working to replace old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system. In November 2023, the ICC ordered

2023 Form 10-K	49	WEC Energy Group, Inc.

PGL to pause spending on the SMP until the ICC completes a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last 12 months. For more information, see Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings.

On January 3, 2024, the ICC granted PGL a limited-scope rehearing, which is limited to the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of PGL's delivery system. As a result, PGL has suspended neighborhood work, pending the results of the limited rehearing. See Note 26, Regulatory Environment, for more information.

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and storm hardening.

We expect to spend approximately $3.8 billion from 2024 to 2028 on reliability related projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under the ESG Progress Plan. For example, we are making progress on our AMI program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between our utilities and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

Our planned investment focus from 2024 to 2028 is in our regulated utilities and non-utility energy infrastructure business, as well as our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $19.5 billion from 2024 to 2028. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $3 billion. We expect to invest approximately $1.2 billion in our non-utility energy infrastructure business over the same period, which includes our previously announced investment in Maple Flats and the purchase of an additional 10% ownership interest in Samson I. Specific projects included in the $23.7 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects. Also, see Note 2, Acquisitions, for information on recent and pending transactions.

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

2023 Form 10-K	50	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2023 with the year ended December 31, 2022. For a similar discussion that compares our results for the year ended December 31, 2022 with the year ended December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations in Part II of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.

Consolidated Earnings

The following table compares our consolidated results for the year ended December 31, 2023 with the year ended December 31, 2022, including favorable or better, "B," and unfavorable or worse, "W," variances:

	Year Ended December 31
(in millions, except per share data)	2023	2022	B (W)
Wisconsin	$851.3	$758.4	$92.9
Illinois	140.0	226.9	(86.9)
Other states	48.1	39.7	8.4
Electric transmission	119.1	129.5	(10.4)
Non-utility energy infrastructure	336.0	324.4	11.6
Corporate and other	(162.8)	(70.8)	(92.0)
Net income attributed to common shareholders	$1,331.7	$1,408.1	$(76.4)

Diluted earnings per share	$4.22	$4.45	$(0.23)

Earnings decreased $76.4 million during 2023, compared with 2022. The significant factors impacting the $76.4 million decrease in earnings were:

•A $92.0 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by higher interest expense on both long-term and short-term debt. This negative impact was partially offset by net gains from the investments held in the Integrys rabbi trust during 2023, compared with net losses during the same period in 2022. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•An $86.9 million decrease in net income attributed to common shareholders at the Illinois segment, driven by higher operating expenses, primarily due to an impairment associated with the ICC's disallowance of certain incurred capital costs in its November 2023 rate orders for PGL and NSG, and the year-over-year impact of a gain recorded in 2022 on the sale of certain real estate by PGL. Partially offsetting these increases in operating expenses were lower natural gas distribution and maintenance costs and a decrease in expenses related to charitable contributions. Higher natural gas margins, due to a positive impact from PGL's rate order, effective December 1, 2023, and continued capital investment in the SMP project in 2023 under PGL's QIP rider, also

2023 Form 10-K	51	WEC Energy Group, Inc.

partially offset the net increase in operating expenses. See Note 26, Regulatory Environment, for more information on the PGL and NSG rate orders.

•A $10.4 million decrease in net income attributed to common shareholders at the electric transmission segment, driven by the positive impact in 2022 related to the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For information on this D.C. Circuit Court of Appeals opinion, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints.

These decreases in earnings were partially offset by:

•A $92.9 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric and natural gas margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023, and a positive year-over-year impact from collections of fuel and purchased power costs. These positive impacts were partially offset by a decrease in electric and natural gas margins due to lower sales volumes, and higher operating expenses, including increases in expenses related to transmission, depreciation and amortization, and regulatory amortizations.

•An $11.6 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, primarily due to an increase in PTCs driven by the acquisition of additional renewable generation facilities in the second half of 2022 and the first quarter of 2023, partially offset by higher interest expense.

•An $8.4 million increase in net income attributed to common shareholders at the other states segment, driven by higher natural gas margins due to an interim rate increase at MERC, effective January 1, 2023. See Note 26, Regulatory Environment, for more information. This positive impact was partially offset by a decrease in natural gas margins due to lower sales volumes and increases in depreciation and amortization and interest expense.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during years ended December 31, 2023 and 2022:

	Year Ended December 31
(in millions)	2023	2022
Wisconsin	$1,553.3	$1,463.1
Illinois	270.8	369.7
Other states	79.7	64.2

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

2023 Form 10-K	52	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the year ended December 31, 2023 was $851.3 million, representing a $92.9 million, or 12.2%, increase over the prior year. The higher earnings were driven by an increase in electric and natural gas margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023, and a positive year-over-year impact from collections of fuel and purchased power costs. These positive impacts were partially offset by a decrease in electric and natural gas margins due to lower sales volumes, and higher operating expenses, including increases in expenses related to transmission, depreciation and amortization, and regulatory amortizations.

	Year Ended December 31
(in millions)	2023	2022	B (W)
Electric revenues	$5,010.8	$4,971.8	$39.0
Fuel and purchased power	1,615.9	1,881.4	265.5
Total electric margins	3,394.9	3,090.4	304.5

Natural gas revenues	1,615.1	1,988.7	(373.6)
Cost of natural gas sold	894.7	1,327.4	432.7
Total natural gas margins	720.4	661.3	59.1

Total electric and natural gas margins	4,115.3	3,751.7	363.6

Other operation and maintenance	1,531.3	1,351.3	(180.0)
Depreciation and amortization	851.5	754.7	(96.8)
Property and revenue taxes	179.2	182.6	3.4
Operating income	1,553.3	1,463.1	90.2

Other income, net	137.6	99.9	37.7
Interest expense	601.0	555.9	(45.1)
Income before income taxes	1,089.9	1,007.1	82.8

Income tax expense	237.4	247.5	10.1
Preferred stock dividends of subsidiary	1.2	1.2	—
Net income attributed to common shareholders	$851.3	$758.4	$92.9

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line items below	$635.1	$655.8	$20.7
Transmission (1)	540.4	430.9	(109.5)
Regulatory amortizations and other pass through expenses (2)	208.2	145.5	(62.7)
We Power (3)	141.4	108.1	(33.3)
Earnings sharing mechanisms (4)	5.6	(13.5)	(19.1)
Other	0.6	24.5	23.9
Total other operation and maintenance	$1,531.3	$1,351.3	$(180.0)

(1)    Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2023 and 2022, $520.4 million and $516.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

During 2022, WE and WPS amortized $81.0 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the lower transmission expense during 2022.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income. Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs, as well as certain costs associated

2023 Form 10-K	53	WEC Energy Group, Inc.

with our jointly-owned Columbia plant. As a result, our Wisconsin utilities defer as a regulatory asset or liability, the difference between these actual costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(3)    Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During 2023 and 2022, $124.5 million and $121.7 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)    Represents operation and maintenance associated with the earnings mechanisms we have in place. In 2022, this amount was reduced by the $21.6 million amortization of certain regulatory liability balances associated with WPS's 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Electric Sales Volumes (MWh - in thousands)	2023	2022	B (W)
Customer class
Residential	10,966.8	11,372.6	(405.8)
Small commercial and industrial (1)	12,729.9	12,867.1	(137.2)
Large commercial and industrial (1)	11,992.8	12,181.6	(188.8)
Other	128.6	139.0	(10.4)
Total retail (1)	35,818.1	36,560.3	(742.2)
Wholesale	1,821.8	2,444.7	(622.9)
Resale	6,015.5	3,962.8	2,052.7
Total sales in MWh (1)	43,655.4	42,967.8	687.6

(1)    Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2023	2022	B (W)
Customer class
Residential	1,014.8	1,189.6	(174.8)
Commercial and industrial	660.1	746.6	(86.5)
Total retail	1,674.9	1,936.2	(261.3)
Transportation	1,321.6	1,438.1	(116.5)
Total sales in therms	2,996.5	3,374.3	(377.8)

	Year Ended December 31
Weather (Degree Days)	2023	2022	B (W)
WE and WG (1)
Heating (6,509 Normal)	5,409	6,369	(15.1)%
Cooling (775 Normal)	876	944	(7.2)%

WPS (2)
Heating (7,354 Normal)	6,544	7,387	(11.4)%
Cooling (544 Normal)	596	718	(17.0)%

UMERC (3)
Heating (8,392 Normal)	7,539	8,643	(12.8)%
Cooling (342 Normal)	315	358	(12.0)%
(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

2023 Form 10-K	54	WEC Energy Group, Inc.

Electric Revenues

Electric revenues increased $39.0 million during 2023, compared with 2022. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $304.5 million during 2023, compared with 2022. The significant factors impacting the higher electric utility margins were:

•A $330.5 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023.

•A $61.6 million year-over-year positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for future recovery or refund to customers. In 2022, WPS was unable to defer a portion of its under-collected fuel and purchased power costs due to earning an ROE in excess of the PSCW authorized amount.

•A $15.7 million increase in margins during 2023, related to the expiration of a capacity purchase contract driven by the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $67.9 million decrease in margins related to lower retail electric sales volumes, including steam operations, driven by the impact of unfavorable weather during 2023, compared with 2022. As measured by cooling degree days, 2023 was 7.2% and 17.0% cooler than 2022 in the Milwaukee area and Green Bay area, respectively. As measured by heating degree days, 2023 was 15.1% and 11.4% warmer than 2022 in the Milwaukee area and Green Bay area, respectively.

•A $25.1 million decrease in other revenues, primarily related to a FERC order in January 2023 that eliminated reactive power compensation MISO was required to pay to generators, including our electric utilities, as well as lower revenues from third-party use of our assets. The decrease in reactive power revenues is substantially offset by a decrease in transmission expense related to a deferral of these revenues as a component of our transmission escrow, as approved by the PSCW in June 2023 and discussed below.

•Lower margins of $8.0 million driven by the expiration of a wholesale contract in May 2022.

Natural Gas Revenues

Natural gas revenues decreased $373.6 million during 2023, compared with 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 25% during 2023, compared with 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $59.1 million during 2023, compared with 2022. The most significant factor impacting the higher natural gas utility margins was a $116.6 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023. This increase in margins was partially offset by a $57.4 million decrease in margins from lower sales volumes, driven by the impact of unfavorable weather during 2023, compared with 2022.

2023 Form 10-K	55	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $273.4 million during 2023, compared with 2022. The significant factors impacting the increase in other operating expenses were:

•A $109.5 million increase in transmission expense as approved in the PSCW's 2023 rate orders, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $11.9 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed in electric margins above.

•A $96.8 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $62.7 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $33.3 million increase in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $29.4 million increase in other operating and maintenance related to our power plants, driven by increases to certain plant-related regulatory assets in 2022 as a result of the December 2022 Wisconsin rate orders as well as operating costs associated with Whitewater, which we purchased in January 2023. These increases were partially offset by lower severance during 2023.

•A $19.1 million increase in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities, as discussed in the notes under the other operation and maintenance table above. See Note 26, Regulatory Environment, for more information.

These increases in other operating expenses were partially offset by:

•A $23.9 million decrease in expense primarily related to lower commitments made in 2023 to fund our charitable foundations.

•A $19.1 million increase in pre-tax gains on the sale of land, primarily at the site of our former Pleasant Prairie power plant during 2023.

•A $15.6 million decrease in electric and natural gas distribution expenses, driven by lower costs to maintain the distribution system and for storm restoration during 2023, compared with 2022.

•A $7.0 million decrease in expenses associated with the settlement of legal claims.

Other Income, Net

Other income, net at the Wisconsin segment increased $37.7 million during 2023, compared with 2022, driven by higher AFUDC-Equity due to continued capital investment. See Note 27, Other Income, Net, for more information.

Interest Expense

Interest expense at the Wisconsin segment increased $45.1 million during 2023, compared with 2022. The increase was primarily due to the impact of WE and WPS issuing long-term debt during the third and fourth quarters of 2022, respectively, and higher average short-term debt balances and increased short-term debt interest rates. Also contributing to the increase was the 2022 deferral of $8.2 million of interest expense related to capital investments made by WG since its 2020 rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. This deferred interest expense is now being amortized over a two-year period. During 2023, WG amortized $4.1 million of interest expense. See Note 26, Regulatory Environment, for more information. These increases were partially offset by higher AFUDC-Debt due to continued capital investment and lower interest expense on finance lease liabilities, primarily related to the We Power leases, as finance lease liabilities decrease each year as payments are made.

2023 Form 10-K	56	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $10.1 million during 2023, compared with 2022. The decrease was primarily due to a $23.1 million increase in PTCs and a $6.3 million increase in income tax benefits associated with AFUDC-Equity, both driven by continued capital investment. These decreases in income tax expense were partially offset by higher pre-tax income. See Note 16, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the year ended December 31, 2023 was $140.0 million, representing an $86.9 million, or 38.3%, decrease from the prior year. The decrease was driven by higher operating expenses, primarily due to an impairment associated with the ICC's disallowance of certain incurred capital costs in its November 2023 rate orders for PGL and NSG, and the year-over-year impact of a gain recorded in 2022 on the sale of certain real estate by PGL. Partially offsetting these increases in operating expenses were lower natural gas distribution and maintenance costs and a decrease in expenses related to charitable contributions. Higher natural gas margins, due to a positive impact from PGL's rate order, effective December 1, 2023, and continued capital investment in the SMP project in 2023 under PGL's QIP rider, also partially offset the net increase in operating expenses. See Note 26, Regulatory Environment, for more information on the PGL and NSG rate orders.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
(in millions)	2023	2022	B (W)
Natural gas revenues	$1,557.8	$1,890.9	$(333.1)
Cost of natural gas sold	443.0	792.5	349.5
Total natural gas margins	1,114.8	1,098.4	16.4

Other operation and maintenance	397.9	459.2	61.3
Impairment related to ICC disallowances	178.9	—	(178.9)
Depreciation and amortization	237.3	230.9	(6.4)
Property and revenue taxes	29.9	38.6	8.7
Operating income	270.8	369.7	(98.9)

Other income, net	6.7	14.1	(7.4)
Interest expense	88.9	73.8	(15.1)
Income before income taxes	188.6	310.0	(121.4)

Income tax expense	48.6	83.1	34.5
Net income attributed to common shareholders	$140.0	$226.9	$(86.9)

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in the line items below	$303.4	$319.4	$16.0
Riders (1)	94.3	127.2	32.9
Regulatory amortizations (1)	0.2	(2.4)	(2.6)
Other	—	15.0	15.0
Total other operation and maintenance	$397.9	$459.2	$61.3

(1)    These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

2023 Form 10-K	57	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2023	2022	B (W)
Customer Class
Residential	778.1	907.0	(128.9)
Commercial and industrial	305.2	353.7	(48.5)
Total retail	1,083.3	1,260.7	(177.4)
Transportation	740.4	839.5	(99.1)
Total sales in therms	1,823.7	2,100.2	(276.5)

	Year Ended December 31
Weather (Degree Days) (1)	2023	2022	B (W)
Heating (6,005 Normal)	5,097	6,140	(17.0)%

(1)    Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues decreased $333.1 million during 2023, compared with 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold decreased approximately 35% during 2023, compared with 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $32.9 million impact of the riders referenced in the table above, increased $49.3 million during 2023, compared with 2022. The increase in margins was primarily driven by:

•A $29.5 million increase in margins related to the impact of the PGL rate order issued by the ICC, effective December 1, 2023.

•A $23.9 million increase in revenues at PGL due to continued capital investment in the SMP project under the QIP rider. PGL recovered the costs related to the SMP through a surcharge on customer bills pursuant to the QIP rider, which was in effect for most of 2023.

For information on PGL's rate order, the QIP rider, PGL's plan to recover SMP costs after 2023, and the pause in spending on the SMP, see Note 26, Regulatory Environment.

Other Operating Expenses (includes other operation and maintenance, impairment related to ICC disallowances, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $148.2 million, net of the $32.9 million impact of the riders referenced in the table above, during 2023, compared with 2022. The significant factors impacting the increase in other operating expenses were:

•A $178.9 million impairment associated with the ICC orders received in November 2023 related to PGL's and NSG's rate reviews, which included the disallowance of previously incurred capital costs at PGL and NSG, in the amount of $177.2 million and $1.7 million, respectively. See Note 26, Regulatory Environment, for more information on the ICC disallowances.

•A $54.5 million pre-tax gain on the sale of certain real estate in Chicago during 2022. See Note 3, Dispositions, for more information.

•An $11.1 million increase in expense driven by an ICC order received in May 2023 related to an annual prudency review of PGL's and NSG's UEA riders, which required refunds to ratepayers starting in September 2023. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery for more information.

2023 Form 10-K	58	WEC Energy Group, Inc.

These increases in operating expenses were partially offset by:

•A $43.8 million decrease in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure during 2023, compared with 2022.

•A $25.0 million decrease in expenses related to contributions to charitable projects supporting our customers and the communities within our service territories during 2023, compared with 2022.

•A $9.4 million decrease in expenses associated with the settlement of legal claims during 2022.

•An $8.7 million decrease in property and revenue taxes, primarily driven by lower property and use taxes.

•A $3.7 million decrease in customer service expense due to lower call center expense and metering costs.

•A $3.0 million decrease in benefit costs, primarily due to lower stock-based compensation expense related to plan performance during 2023.

Other Income, Net

Other income, net at the Illinois segment decreased $7.4 million during 2023, compared with 2022, driven by lower net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the Illinois segment increased $15.1 million during 2023, compared with 2022, driven by higher long-term debt balances related to incremental borrowings in both 2023 and 2022, primarily related to additional capital investment. Also contributing to the increase was higher short-term debt interest rates.

Income Tax Expense

Income tax expense at the Illinois segment decreased $34.5 million during 2023, compared with 2022, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the year ended December 31, 2023 was $48.1 million, representing an $8.4 million, or 21.2%, increase over the prior year. The increase was driven by higher natural gas margins due to an interim rate increase at MERC, effective January 1, 2023. See Note 26, Regulatory Environment, for more information. This positive impact was partially offset by a decrease in natural gas margins due to lower sales volumes and increases in depreciation and amortization and interest expense.

2023 Form 10-K	59	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
(in millions)	2023	2022	B (W)
Natural gas revenues	$519.1	$618.5	$(99.4)
Cost of natural gas sold	277.2	391.6	114.4
Total natural gas margins	241.9	226.9	15.0

Other operation and maintenance	94.5	98.5	4.0
Depreciation and amortization	43.3	40.9	(2.4)
Property and revenue taxes	24.4	23.3	(1.1)
Operating income	79.7	64.2	15.5

Other income, net	0.6	2.5	(1.9)
Interest expense	15.9	13.9	(2.0)
Income before income taxes	64.4	52.8	11.6

Income tax expense	16.3	13.1	(3.2)
Net income attributed to common shareholders	$48.1	$39.7	$8.4

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
(in millions)	2023	2022	B (W)
Operation and maintenance not included in line item below	$72.6	$77.8	$5.2
Regulatory amortizations and other pass through expenses (1)	21.9	20.7	(1.2)
Total other operation and maintenance	$94.5	$98.5	$4.0

(1)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
Natural Gas Sales Volumes (Therms - in millions)	2023	2022	B (W)
Customer Class
Residential	293.8	353.1	(59.3)
Commercial and industrial	196.5	227.6	(31.1)
Total retail	490.3	580.7	(90.4)
Transportation	799.6	794.8	4.8
Total sales in therms	1,289.9	1,375.5	(85.6)

	Year Ended December 31
Weather (Degree Days) (1)	2023	2022	B (W)
MERC
Heating (7,973 Normal)	7,324	8,585	(14.7)%

MGU
Heating (6,214 Normal)	5,456	6,277	(13.1)%

(1)    Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective territories.

2023 Form 10-K	60	WEC Energy Group, Inc.

Natural Gas Revenues

Natural gas revenues decreased $99.4 million during 2023, compared with 2022. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas sold decreased approximately 17% during 2023, compared with 2022. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins increased $15.0 million during 2023, compared with 2022, driven by a $19.5 million increase related to an interim rate increase at MERC that was effective January 1, 2023. See Note 26, Regulatory Environment, for more information. This increase in natural gas utility margins was partially offset by a $6.1 million decrease related to lower sales volumes, primarily driven by warmer weather. As measured by heating degree days, 2023 was 14.7% and 13.1% warmer than 2022 at MERC and MGU, respectively.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment decreased $0.5 million during 2023, compared with 2022. The significant factors impacting the decrease in operating expenses were:

•A $1.8 million decrease in natural gas operations and customer service expense, driven by fewer operation and maintenance projects at MGU during 2023.

•A $1.6 million decrease in benefit costs, primarily due to lower stock-based compensation expense related to plan performance.

These decreases in other operating expenses were partially offset by a $2.4 million increase in depreciation and amortization related to continued capital investment.

Other Income, Net

Other income, net at the other states segment decreased $1.9 million during 2023, compared with 2022, driven by lower net credits from the non-service components of our net periodic pension and OPEB costs. See Note 20, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the other states segment increased $2.0 million during 2023, compared with 2022, primarily due to higher short-term debt interest rates.

Income Tax Expense

Income tax expense at the other states segment increased $3.2 million during 2023, compared with 2022, driven by an increase in pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2023	2022	B (W)
Equity in earnings of transmission affiliates	$177.5	$194.7	$(17.2)
Interest expense	19.4	19.4	—
Income before income taxes	158.1	175.3	(17.2)

Income tax expense	39.0	45.8	6.8
Net income attributed to common shareholders	$119.1	$129.5	$(10.4)

2023 Form 10-K	61	WEC Energy Group, Inc.

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates decreased $17.2 million during 2023, compared with 2022. The decrease was primarily driven by the $20.5 million positive impact recorded in 2022 related to the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For information on this D.C. Circuit Court of Appeals opinion, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints. Partially offsetting this negative year-over-year impact was continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment decreased $6.8 million during 2023, compared with 2022, driven by a decrease in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2023	2022	B (W)
Operating income	$360.7	$372.8	$(12.1)

Interest expense	94.3	68.9	(25.4)
Income before income taxes	266.4	303.9	(37.5)

Income tax benefit	(68.4)	(20.9)	47.5
Net (income) loss attributed to noncontrolling interests	1.2	(0.4)	1.6
Net income attributed to common shareholders	$336.0	$324.4	$11.6

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $12.1 million during 2023, compared with 2022, driven by these items at WECI:

•Recognition of $15.2 million in revenue related to our Upstream wind park in 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until the FERC issued an order denying that complaint in 2022.

•A $13.4 million positive revenue impact in 2022 from a sharing arrangement with one of our Blooming Grove customers resulting from strong energy prices.

These decreases in operating income were partially offset by:

•Recognition of $6.4 million in revenue related to our Blooming Grove wind park in 2023 for a capacity payment received from PJM Interconnection that was associated with a December 2022 cold weather event. The capacity payment was subject to a FERC complaint, so we recognized this as revenue in 2023 when FERC issued an order denying that complaint.

•A $4.4 million positive impact from Sapphire Sky Wind, a new wind facility acquired in February 2023.

In addition to the above items at WECI, there was a $5.4 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $25.4 million during 2023, compared with 2022, driven by a $16.1 million increase in interest expense due to WECI’s issuance of a $430.0 million long-term intercompany note payable to WEC Energy Group in April 2023. This intercompany interest expense is offset by higher intercompany interest income at the corporate and other segment and is eliminated in consolidation. Also driving the increase was the impact of WECI Wind Holding II's issuance of long-term debt in December 2022.

2023 Form 10-K	62	WEC Energy Group, Inc.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $47.5 million during 2023, compared with 2022. The increase was primarily due to a $37.5 million increase in PTCs in 2023, driven by the acquisition of additional renewable generation facilities in the second half of 2022 and in the first quarter of 2023. Also contributing to the favorable income tax variance were lower pre-tax earnings during 2023, compared with 2022.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
(in millions)	2023	2022	B (W)
Operating loss	$(26.8)	$(11.7)	$(15.1)

Other income, net	53.3	14.6	38.7
Interest expense	257.6	119.4	(138.2)
Loss before income taxes	(231.1)	(116.5)	(114.6)

Income tax benefit	(68.3)	(45.7)	22.6
Net loss attributed to common shareholders	$(162.8)	$(70.8)	$(92.0)

Operating Loss

The operating loss at the corporate and other segment increased $15.1 million during 2023, compared with 2022, driven by the year-over-year impact from the 2022 resolution of a previously recorded liability as certain outstanding matters reached a favorable outcome. Lower operating income at Wispark also contributed to the higher operating loss, driven by the 2022 positive impact from a payment on a note receivable that was previously written off due to uncertainty regarding its collectability and lower gains related to the sale of land and other assets.

Other Income, Net

Other income, net at the corporate and other segment increased $38.7 million during 2023, compared with 2022. The significant factors impacting the increase in other income, net were:

•A $13.7 million net gain from the investments held in the Integrys rabbi trust during 2023, compared with a $12.6 million net loss during 2022. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•An $18.3 million increase in intercompany interest income, driven by WECI's issuance of a $430.0 million long-term intercompany note to WEC Energy Group in April 2023 and higher interest rates on short-term borrowings to subsidiaries in our operating segments. This intercompany interest income is offset by higher intercompany interest expense in our operating segments and is eliminated in consolidation.

These increases in other income, net were partially offset by a $3.5 million net loss from our equity method investments in technology and energy-focused investment funds during 2023, compared with $6.5 million of net earnings during 2022.

Interest Expense

Interest expense at the corporate and other segment increased $138.2 million during 2023, compared with 2022, primarily due to the impact of long-term debt issuances in September 2022, January 2023, and April 2023. Also driving the increase in interest expense was higher average short-term debt balances and increased short-term debt interest rates.

2023 Form 10-K	63	WEC Energy Group, Inc.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $22.6 million during 2023, compared with 2022, driven by a higher pre-tax loss. This increase in the income tax benefit was partially offset by a $5.9 million decrease in excess tax benefits recognized related to stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for operation of our businesses and implementation of our corporate strategy through internal generation of cash from operations and access to the capital markets.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2023 with the year ended December 31, 2022. For a similar discussion that compares our cash flows for the year ended December 31, 2022 with the year ended December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2022 Annual Report on Form 10-K, which was filed with the SEC on February 23, 2023.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2023	2022	Change in 2023 Over 2022
Cash provided by (used in):
Operating activities	$3,018.4	$2,060.7	$957.7
Investing activities	(3,558.2)	(2,642.4)	(915.8)
Financing activities	522.8	676.4	(153.6)

Operating Activities

Net cash provided by operating activities increased $957.7 million during 2023, compared with 2022, driven by:

•A $1.54 billion increase in cash from lower payments for fuel and purchased power at our generation plants, as well as lower natural gas costs related to natural gas sold to our customers during 2023, compared with 2022, primarily driven by a decrease in the price of natural gas.

•A $111.3 million increase in cash related to $58.9 million of cash received for income taxes during 2023, compared with $52.4 million of cash paid for income taxes during 2022. The increase in cash received for income taxes was driven by proceeds received in 2023 related to PTCs that were sold to a third party.

•A $24.1 million increase in cash related to higher distributions received from ATC during 2023, compared with 2022.

These increases in net cash provided by operating activities were partially offset by:

•A $403.7 million decrease in cash driven by collateral paid to counterparties during 2023, compared with collateral received from counterparties during 2022, as well as realized losses on derivative instruments recognized during 2023, compared with realized gains recognized during 2022.

•A $168.2 million decrease in cash from higher payments for interest, driven by long-term debt issuances during the last four months of 2022 and early 2023, higher average short-term debt balances, and higher interest rates during 2023, compared with 2022.

2023 Form 10-K	64	WEC Energy Group, Inc.

•A $127.9 million decrease in cash from higher payments for operating and maintenance expenses. During 2023, our payments were higher associated with previous commitments to charitable projects, transmission costs, and operation and maintenance related to our We Power and Wisconsin generation units, as well as due to the timing of payments for accounts payable.

•A $22.1 million decrease in cash related to higher payments for environmental remediation related to work completed on former manufactured gas plant sites during 2023, compared with 2022.

Investing Activities

Net cash used in investing activities increased $915.8 million during 2023, compared with 2022, driven by:

•The acquisition of a 90% ownership interest in Sapphire Sky in February 2023 for $442.6 million, net of cash acquired of $0.3 million.

•The acquisition of an 80% ownership interest in Samson I in February 2023 for $257.3 million, net of cash acquired of $5.2 million.

•A $178.0 million increase in cash paid for capital expenditures during 2023, compared with 2022, which is discussed in more detail below.

•The acquisition of a 90% ownership interest in Red Barn in April 2023 for $143.8 million.

•The acquisition of a 13.8% ownership interest in West Riverside in June 2023 for $95.3 million. See Note 8, Jointly Owned Utility Facilities, for more information.

•The acquisition of Whitewater in January 2023 for $76.0 million.

•A decrease of $39.1 million in insurance proceeds received during 2023, compared with 2022. In 2022, we received insurance proceeds for property damage related to the PSB water damage claim. See Note 7, Property, Plant, and Equipment, for more information.

•A $36.2 million decrease in proceeds received from the sale of assets during 2023, compared with 2022. See Note 3, Dispositions, for more information.

•An $18.2 million increase in capital contributions paid to transmission affiliates during 2023, compared with 2022. See Note 21, Investment in Transmission Affiliates, for more information.

•A $10.1 million decrease in cash received for the reimbursement of ATC's construction costs during 2023, compared with 2022. See Note 21, Investment in Transmission Affiliates, for more information.

These increases in net cash used in investing activities were partially offset by the acquisition of a 90% ownership interest in Thunderhead in September 2022 for $382.0 million.

For more information on our acquisitions, see Note 2, Acquisitions.

Capital Expenditures

Capital expenditures by segment for the years ended December 31 were as follows:

Reportable Segment (in millions)	2023	2022	Change in 2023 Over 2022
Wisconsin	$1,819.3	$1,610.8	$208.5
Illinois	489.8	484.9	4.9
Other states	103.5	101.1	2.4
Non-utility energy infrastructure	54.5	101.8	(47.3)
Corporate and other	25.8	16.3	9.5
Total capital expenditures	$2,492.9	$2,314.9	$178.0

2023 Form 10-K	65	WEC Energy Group, Inc.

The increase in cash paid for capital expenditures at the Wisconsin segment during 2023, compared with 2022, was driven by higher payments related to renewable energy projects, upgrades to WE's and WPS's electric and natural gas distribution systems, and construction of WE's and WG's LNG facilities. These increases were partially offset by lower payments for capital expenditures related to the natural gas-fired generation constructed at WPS's Weston power plant site.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during 2023, compared with 2022, was primarily driven by lower payments for capital expenditures related to wastewater treatment system modifications for We Power's ERGS units. See Note 24, Commitments and Contingencies, for more information.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

Financing Activities

Net cash provided by financing activities decreased $153.6 million during 2023, compared with 2022, driven by:

•A $913.3 million decrease in cash due to higher retirements of long-term debt during 2023, compared with 2022.

•A $66.3 million decrease in cash due to higher dividends paid on our common stock during 2023, compared with 2022. In January 2023, our Board of Directors increased our quarterly dividend by $0.0525 per share (7.2%) effective with the March 2023 dividend payment.

•A $27.3 million decrease in cash proceeds related to fewer stock options exercised during 2023, compared with 2022.

These decreases in net cash provided by financing activities were partially offset by:

•A $626.3 million increase in cash due to $373.7 million of net borrowings of commercial paper during 2023, compared with $252.6 million of net repayments of commercial paper during 2022.

•A $170.7 million increase in cash due to higher issuances of long-term debt during 2023, compared with 2022.

•A $52.6 million increase in cash due to a decrease in common stock purchased during 2023, compared with 2022, to satisfy requirements of our stock-based compensation plans.

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

2023 Form 10-K	66	WEC Energy Group, Inc.

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

(in millions)	2024	2025	2026
Wisconsin	$2,636.6	$3,153.5	$3,583.8
Illinois	428.9	392.5	501.3
Other states	123.5	104.1	109.9
Non-utility energy infrastructure	919.6	315.8	29.8
Corporate and other	21.9	14.0	2.0
Total	$4,130.5	$3,979.9	$4,226.8

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

We are committed to investing in solar, wind, battery storage, and clean natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 180 MWs of solar generation and 99 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $542 million, with construction of the solar portion and battery storage expected to be completed in 2024 and 2025, respectively.

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

•In September 2023, WPS filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin. In October 2023, WPS filed for approval to assign the second option to purchase West Riverside to WE. If approved, our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close in 2024.

•WE and WPS plan to enhance fuel flexibility at the coal-fired ERGS units and Weston Unit 4.

•In February 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility. The project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation of this project. If approved, WE and WPS's combined share of the cost of the project is estimated to be approximately $576 million, with construction expected to be

2023 Form 10-K	67	WEC Energy Group, Inc.

completed by the end of 2026. Approval for battery capacity at this project was also requested, which is not included in the current capital plan. We will continue to evaluate the timing, cost, and feasibility of the installation of batteries.

•In December 2023, UMERC filed a request with the MPSC to acquire and construct Renegade, a utility-scale solar-powered electric generating facility. The project will be located in Delta County, Michigan and once fully constructed UMERC will own 100 MWs of solar generation. The cost of this project is estimated to be approximately $226 million, with construction expected to be completed by the end of 2026.

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

The construction of additional LNG facilities has been proposed as part of the 2024-2028 capital plan. The facilities would provide approximately four Bcf of natural gas supply and are expected to reduce the likelihood of constraints on the natural gas systems during the highest demand days of winter. The total cost of the projects is estimated to be approximately $860 million.

During 2023, PGL continued work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. In November 2023, the ICC ordered PGL to pause spending on the SMP until the ICC has a proceeding to determine the optimal method of pipeline replacement and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last twelve months. For more information, see Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings. On January 3, 2024, the ICC granted PGL a limited-scope rehearing, which includes the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of our delivery system. As a result, PGL has suspended neighborhood work pending the results of the limited hearing. See Note 26, Regulatory Environment, for more information on the SMP.

The non-utility energy infrastructure line item in the table above includes WECI's previously announced investment in Maple Flats and the purchase in January 2024 of an additional 10% ownership interest in Samson I. See Note 2, Acquisitions, for more information on these projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $345 million from 2024 through 2026. We do not expect to make any contributions to ATC Holdco during that period. WEC's portion of the cost for MISO Tranche 1 is estimated to be approximately $330 million between 2024 and 2028. Tranche 1 is part of MISO's Long Range Transmission Planning initiative to upgrade the grid so that it can reliably accommodate for the shift in generation to lower-carbon resources.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt (excluding finance lease obligations) as of December 31, 2023:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt (1)	$7,966.6	$677.7	$1,155.5	$899.1	$5,234.3

(1)    The interest due on our variable rate debt is based on the interest rates that were in effect on December 31, 2023.

2023 Form 10-K	68	WEC Energy Group, Inc.

Common Stock Dividends

On January 18, 2024, our Board of Directors increased our quarterly dividend to $0.835 per share effective with the first quarter of 2024 dividend payment, an increase of 7%. This equates to an annual dividend of $3.34 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

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

In addition to our energy-related purchase obligations, we have commitments for other costs incurred in the normal course of business, including costs related to information technology services, meter reading services, maintenance and other service agreements for certain generating facilities, and various engineering agreements. Our estimated future cash requirements related to these purchase obligations, excluding energy-related obligations, are reflected below.

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$612.5	$280.4	$288.8	$41.4	$1.9

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to power purchase commitments and land leases for our solar projects. Our operating lease obligations are for office space and land. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 20, Employee Benefits, for our expected contributions in 2024 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2023 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 24, Commitments and Contingencies, and Note 16, Income Taxes, respectively.

Off-Balance Sheet Arrangements

We are a party to various financial instruments with off-balance sheet risk as a part of our normal course of business, including financial guarantees and letters of credit that support construction projects, commodity contracts, and other payment obligations. We believe that these agreements do not have, and are not reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources. See Note 13, Short-Term Debt and Lines of Credit, Note 19, Guarantees, and Note 23, Variable Interest Entities, for more information.

2023 Form 10-K	69	WEC Energy Group, Inc.

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our businesses and implement our corporate strategy through internal generation of cash from operations and access to the capital markets, which allows us to obtain external short-term borrowings, including commercial paper and term loans, and intermediate or long-term debt securities, as well as other types of securities. In addition, in January 2024, we started issuing common equity through a combination of our employee benefit plans and stock purchase and dividend reinvestment plan. We also anticipate issuing common equity through an at-the-market program in the future. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events. Subject to market conditions and other factors, we may repurchase our debt securities through open market purchases, privately negotiated transactions and/or other types of transactions. In January and February, 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes.

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings in 2024, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities approved capital structures, see Item 1. Business – E. Regulation.

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

At December 31, 2023, our current liabilities exceeded our current assets by $2,319.1 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our credit facilities and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2023, these trusts had investments of approximately $3.5 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 20, Employee Benefits.

2023 Form 10-K	70	WEC Energy Group, Inc.

Capitalization Structure

The following table shows our capitalization structure as of December 31, 2023 and 2022, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

	2023		2022
(in millions)	Actual	Adjusted	Actual	Adjusted
Common shareholders' equity	$11,724.2	$11,974.2	$11,376.9	$11,626.9
Preferred stock of subsidiary	30.4	30.4	30.4	30.4
Long-term debt (including current portion)	16,777.0	16,527.0	15,647.4	15,397.4
Short-term debt	2,020.9	2,020.9	1,647.1	1,647.1
Total capitalization	$30,552.5	$30,552.5	$28,701.8	$28,701.8

Total debt	$18,797.9	$18,547.9	$17,294.5	$17,044.5

Ratio of debt to total capitalization	61.5%	60.7%	60.3%	59.4%

Included in long-term debt on our balance sheets as of December 31, 2023 and 2022, is $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $250.0 million of the 2007 Junior Notes to common shareholders' equity and $250.0 million to long-term debt. In January and February, 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At December 31, 2023, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 13, Short-Term Debt and Lines of Credit, Note 14, Long-Term Debt, and Note 11, Common Equity, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2023. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at December 31, 2023, it could have been required to post $100 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

On May 2, 2023, S&P Global Inc. affirmed WEC Energy Group’s ratings and revised its outlook to negative from stable, citing weakening financial measures. S&P Global Inc. upgraded WEC Energy Group’s outlook back to stable on November 21, 2023, following their review of our updated five year capital and financing plan. The factors leading to the upgraded outlook included the maintenance of improving financial metrics and the expected reduction in our exposure to coal fired generation through the rest of the decade. The ratings outlooks on our utilities remain stable.

2023 Form 10-K	71	WEC Energy Group, Inc.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

Competitive Markets

Electric Utility Industry

The FERC supports large RTOs, which directly impacts the structure of the wholesale electric market. Due to the FERC's support of RTOs, MISO uses the MISO Energy Markets to carry out its operations, including the use of LMPs to value electric transmission congestion and losses. Increased competition in the retail and wholesale markets, which may result from restructuring efforts, could have a significant and adverse financial impact on us.

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

Michigan

Michigan has adopted a limited retail choice program. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. As a result, some of our small retail customers have switched to an alternative electric supplier. At December 31, 2023, Michigan law limited customer choice to 10% of an electric utility's Michigan retail load. Our iron ore mine customer, Tilden, is exempt from this 10% cap based on current law, but Tilden is required under a long-term agreement to purchase electric power from UMERC through March 2039. In addition, certain load increases by facilities already using an alternative electric supplier can still be serviced by their alternative electric supplier, when various conditions exist, even if the cap has already been met. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

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

We are currently unable to predict the impact, if any, of potential future industry restructuring on our results of operations or financial position.

2023 Form 10-K	72	WEC Energy Group, Inc.

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

Minnesota

Natural gas utilities in the state of Minnesota do not have exclusive franchise service territories and, as a matter of law and policy, natural gas utilities may compete for new customers. However, natural gas utilities have customarily avoided competing for existing customers of other utilities, as there would be duplicative utility facilities and/or increased costs to customers. If this approach were to change, it could lead to a greater level of competition amongst utilities to obtain customers and potentially adversely impact our results of operations.

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

2023 Form 10-K	73	WEC Energy Group, Inc.

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order requires a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts are being refunded over a period of nine months, which began on September 1, 2023. In June 2023, the ICC denied PGL's and NSG's application requesting a rehearing of the ICC's May 2023 order. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC orders. Their appeal is still pending.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2023, PGL filed its 2022 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2021, are still pending. In addition, costs incurred during 2023 under the QIP rider are also still subject to reconciliation and review. Annual costs included in PGL's QIP rider have ranged from $192 million to $348 million. As of December 31, 2023, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2023, will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

See Note 26, Regulatory Environment, for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Future Illinois Proceedings

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its SMP until the ICC completes a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last 12 months.

In addition, the ICC ordered staff to develop a plan for a "Future of Gas" proceeding. The goal of this proceeding will be to explore the issues involved with decarbonization of the gas distribution system in Illinois and recommend any future ICC action or legislative changes needed. It will include the formal exploration and consideration of the role of natural gas in the future, including in the context of the state’s environmental and energy policy goals. The proceeding will include a broad range of stakeholders, including Illinois utilities and other interested parties. Once initiated, the “Future of Gas” proceeding is expected to last at least one year.

At this time, we cannot predict the ultimate outcome of these proceedings or the resulting impact to our natural gas operations in Illinois. Future natural gas investment opportunities in Illinois could be negatively impacted depending upon the outcomes. See Note 26, Regulatory Environment, for more information regarding the November 2023 ICC rate order.

Chicago Decarbonization Efforts

The CABO was introduced at a meeting of the Chicago city council held on January 24, 2024. If approved, this ordinance would set an indoor emissions standard that would require zero-to-low-emission energy systems in newly built commercial and residential buildings and major building additions in the city of Chicago. The proposed emission standards would effectively prohibit the use of natural gas in new buildings and homes and require electric heat and appliances. The CABO would not impact existing homes and businesses. In addition, certain buildings and equipment, such as hospitals, commercial kitchens, and back-up generators, would be exempt from the new emission limits.

In response to the CABO, a resolution was also introduced that would require the formation of a working group comprised of various subject matter experts to analyze the costs of converting buildings from natural gas to electricity, the costs for additional electric generation capacity needed for future building conversions, and the impact of shifting natural gas system costs from new construction to existing buildings if electrification measures are adopted. If the resolution is passed, this analysis would need to be completed prior to the adoption of any decarbonization initiatives, such as the CABO.

If approved by the city council, the CABO is expected to become effective one year after the approval date. PGL's future natural gas operations could be materially adversely impacted if the CABO is passed.

2023 Form 10-K	74	WEC Energy Group, Inc.

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

In December 2022, the PSCW granted one petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. A petition by the WUA to reopen or rehear the case expired without action by the PSCW. The WUA has filed an appeal which is pending consideration by the circuit court. The second petition was denied. Although the finding in the first petition was limited to the specific facts and circumstances of the lease presented in that petition, similar findings or a broader policy position could adversely impact our business operations.

Climate and Equitable Jobs Act

On September 15, 2021, the state of Illinois signed into law the Climate and Equitable Jobs Act. This legislation includes, among other things, a path for Illinois to move towards 100% clean energy, expanded commitments to energy efficiency and renewable energy, additional consumer protections, and expanded ethics reform. The provisions in this legislation that had the potential to have the most significant financial impact on PGL and NSG related to the new consumer protection requirements.

Effective September 15, 2021, the new legislation prohibits utilities from charging customers a fee when they elect to pay for service with a credit card. Utilities are now required to incur these expenses and seek recovery through a rate proceeding or by establishing a recovery mechanism. In December 2021, the ICC approved the use of a TPTFA rider for PGL. The TPTFA rider allowed PGL to recover the costs incurred for these third-party transaction fees prior to them being included in PGL's base rates. Effective December 1, 2023, PGL began recovering these costs through its base rates. See Note 26, Regulatory Environment, for more information on the TPTFA rider. NSG has been recovering costs related to these third-party transaction fees through its base rates since September 15, 2021.

In accordance with the new legislation, effective January 1, 2023, natural gas utilities are no longer allowed to charge late payment fees to certain low-income residential customers. As a result of the ICC's November 2023 rate orders, we do not expect this legislation to have a significant impact on our results of operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO compliance requirements, and we expect the same will be true for UFLPA purposes, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of solar projects included in our long-term capital plan.

United States Department of Commerce Complaints

In February 2022, a California based company filed a petition (Antidumping and Countervailing Duties) with the DOC seeking to impose new tariffs on solar panels and cells imported from multiple countries, including Malaysia, Vietnam, Thailand, and Cambodia. The petitioners claimed that Chinese solar manufacturers are shifting products to these countries to avoid the tariffs required on products imported from China and requested that the DOC conduct a country-wide inquiry into each of the four countries. After investigation, in December 2022, the DOC announced its preliminary determination that certain companies are circumventing anti-dumping and countervailing duty orders on solar cells and modules from China.

2023 Form 10-K	75	WEC Energy Group, Inc.

In August 2023, the DOC issued its final decision, substantially affirming its preliminary determination that circumvention was occurring in each of the four Southeast Asian countries noted above. In its decision, the DOC affirmed that the Biden Administration’s current 24-month tariff moratorium will remain in effect until June 6, 2024, subject to certain use and installation requirements, at which time tariffs are expected to resume. In December 2023, two U.S. solar manufacturers filed a challenge to this moratorium in the United States Court of International Trade.

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under this new IRA transferability option, we entered into a sales agreement in September 2023 to sell substantially all of our 2023 PTCs to a third party. See Note 1(q), Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

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

2023 Form 10-K	76	WEC Energy Group, Inc.

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

•Opinion Issued by the D.C. Circuit Court of Appeals

◦August 2022 Decision – Since several petitions for review were filed with the D.C. Circuit Court of Appeals concerning this ROE complaint, the D.C. Circuit Court of Appeals issued an opinion on August 9, 2022, addressing these petitions. In its August 2022 Decision, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. As of December 31, 2023, the FERC had not provided a ruling in response to the August 2022 Decision issued by the D.C. Circuit Court of Appeals.

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

2023 Form 10-K	77	WEC Energy Group, Inc.

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

Environmental Matters

See Note 24, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

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

2023 Form 10-K	78	WEC Energy Group, Inc.

with slower economic conditions also expose us to greater risks of accounts receivable write-offs as more customers are unable to pay their bills. See Note 5, Credit Losses, for more information on riders and other mechanisms that allow for cost recovery or refund of uncollectible expense.

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during 2023 and 2022, as measured by degree days, can be found in Results of Operations.

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

Based on the variable rate debt outstanding at December 31, 2023 and 2022, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $25.2 million and $21.4 million in 2023 and 2022, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

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

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2023	Expected Return on Assets in 2024
Pension trust funds	$2,665.8	6.62%
OPEB trust funds	$829.6	6.50%

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

2023 Form 10-K	79	WEC Energy Group, Inc.

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below.

•Item 1A. Risk Factors – Risks Related to the Operation of Our Business – Public health crises, including epidemics and pandemics, could adversely affect our business functions, financial condition, liquidity, and results of operations.

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

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – Fluctuating commodity prices could negatively impact our operations.

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

2023 Form 10-K	80	WEC Energy Group, Inc.

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

See Note 10, Goodwill and Intangibles, for more information.

Long-Lived Assets

In accordance with ASC 980-360, Regulated Operations – Property, Plant, and Equipment, we periodically assess the recoverability of certain long-lived assets when events or changes in circumstances indicate that the carrying amount of those long-lived assets may not be recoverable. Examples of events or changes in circumstances include, but are not limited to, a significant decrease in the market price, a significant change in use, a regulatory decision related to recovery of assets from customers, adverse legal factors or a change in business climate, operating or cash flow losses, or an expectation that the asset might be sold or abandoned. See Note 1(k), Asset Impairment, for our policy on accounting for abandonments and recently completed plant subject to disallowance.

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

2023 Form 10-K	81	WEC Energy Group, Inc.

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2023 Pension Cost
Discount rate	(0.5)	$114.7	$5.3
Discount rate	0.5	(106.9)	(10.2)
Rate of return on plan assets	(0.5)	N/A	14.1
Rate of return on plan assets	0.5	N/A	(14.1)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2023 Postretirement Benefit Cost
Discount rate	(0.5)	$22.5	$2.2
Discount rate	0.5	(21.4)	(1.9)
Health care cost trend rate	(0.5)	(12.4)	(2.6)
Health care cost trend rate	0.5	13.9	2.9
Rate of return on plan assets	(0.5)	N/A	4.1
Rate of return on plan assets	0.5	N/A	(4.1)

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.62% in 2023 and

2023 Form 10-K	82	WEC Energy Group, Inc.

6.88% in 2022 and 2021. The actual rate of return on pension plan assets, net of fees, was 9.23%, (14.03)%, and 9.51%, in 2023, 2022, and 2021, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $473.9 million and $663.1 million as of December 31, 2023 and 2022, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

We expect our 2024 annual effective tax rate to be between 11.5% and 12.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

2023 Form 10-K	83	WEC Energy Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEC Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

2023 Form 10-K	84	WEC Energy Group, Inc.

Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in the utility business. Current and future regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered through rates. The Commissions’ regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Certain items that would otherwise be immediately recognized as revenues and expenses are deferred as regulatory assets and regulatory liabilities for future recovery or refund to customers, as authorized by the Company’s regulators. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the Commissions will not approve: (1) full recovery of the costs of providing utility service, (2) full recovery of all amounts invested in the utility business and a reasonable return on that investment or (3) timely recovery of costs incurred.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and/or (2) a refund to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation on certain assets and liabilities included the following, among others:

•We tested the effectiveness of management’s controls over regulatory assets and liabilities, including management’s controls over the identification of costs recorded as regulatory assets and liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates.

•We inquired of Company management and independently obtained and read: (1) relevant regulatory orders issued by the Commissions for the Company, (2) Company filings with the Commissions, (3) filings made by intervenors and (4) other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. To assess completeness, we evaluated the information obtained and compared it to management’s recorded regulatory asset and liability balances.

•For regulatory matters in process, we inspected the Company’s filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company’s future rates, for any evidence that might contradict management’s assertions.

•We evaluated management’s analysis regarding probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 22, 2024

We have served as the Company's auditor since 2002.

2023 Form 10-K	85	WEC Energy Group, Inc.

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEC Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 22, 2024

2023 Form 10-K	86	WEC Energy Group, Inc.

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions, except per share amounts)	2023	2022	2021
Operating revenues	$8,893.0	$9,597.4	$8,316.0

Operating expenses
Cost of sales	3,191.2	4,358.9	3,311.0
Other operation and maintenance	2,100.5	1,938.0	2,005.5
Impairment related to ICC disallowances	178.9	—	—
Depreciation and amortization	1,264.2	1,122.6	1,074.3
Property and revenue taxes	250.2	253.7	210.3
Total operating expenses	6,985.0	7,673.2	6,601.1

Operating income	1,908.0	1,924.2	1,714.9

Equity in earnings of transmission affiliates	177.5	194.7	158.1
Other income, net	177.7	128.8	133.2
Interest expense	726.9	515.1	471.1
Loss on debt extinguishment	—	—	36.3
Other expense	(371.7)	(191.6)	(216.1)

Income before income taxes	1,536.3	1,732.6	1,498.8
Income tax expense	204.6	322.9	200.3
Net income	1,331.7	1,409.7	1,298.5

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Net (income) loss attributed to noncontrolling interests	1.2	(0.4)	3.0
Net income attributed to common shareholders	$1,331.7	$1,408.1	$1,300.3

Earnings per share
Basic	$4.22	$4.46	$4.12
Diluted	$4.22	$4.45	$4.11

Weighted average common shares outstanding
Basic	315.4	315.4	315.4
Diluted	315.9	316.1	316.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	87	WEC Energy Group, Inc.

C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2023	2022	2021
Net income	$1,331.7	$1,409.7	$1,298.5

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative gain, net of tax	—	—	0.6
Reclassification of realized net derivative (gain) loss to net income, net of tax	(0.3)	(0.3)	0.9
Cash flow hedges, net	(0.3)	(0.3)	1.5

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax expense (benefit) of $(0.2), $(1.3), and $0.7, respectively	(0.6)	(3.5)	1.7
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	0.2	0.4
Defined benefit plans, net	(0.6)	(3.3)	2.1

Other comprehensive income (loss), net of tax	(0.9)	(3.6)	3.6

Comprehensive income	1,330.8	1,406.1	1,302.1

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Comprehensive (income) loss attributed to noncontrolling interests	1.2	(0.4)	3.0
Comprehensive income attributed to common shareholders	$1,330.8	$1,404.5	$1,303.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	88	WEC Energy Group, Inc.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$42.9	$28.9
Accounts receivable and unbilled revenues, net of reserves of $193.5 and $199.3, respectively	1,503.2	1,818.4
Materials, supplies, and inventories	775.2	807.1
Prepaid taxes	173.9	201.8
Other prepayments	76.8	69.8
Other	223.7	261.7
Current assets	2,795.7	3,187.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $11,073.1 and $10,383.8, respectively	31,581.5	29,113.8
Regulatory assets (December 31, 2023 and December 31, 2022 include $85.9 and $92.4, respectively, related to WEPCo Environmental Trust)	3,249.8	3,264.6
Equity investment in transmission affiliates	2,005.9	1,909.2
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	870.9	916.7
Other	383.1	427.3
Long-term assets	41,144.0	38,684.4
Total assets	$43,939.7	$41,872.1

Liabilities and Equity
Current liabilities
Short-term debt	$2,020.9	$1,647.1
Current portion of long-term debt (December 31, 2023 and December 31, 2022 include $9.0 and $8.9, respectively, related to WEPCo Environmental Trust)	1,264.2	881.2
Accounts payable	896.6	1,198.1
Other	933.1	884.6
Current liabilities	5,114.8	4,611.0

Long-term liabilities
Long-term debt (December 31, 2023 and December 31, 2022 include $85.3 and $94.1, respectively, related to WEPCo Environmental Trust)	15,512.8	14,766.2
Deferred income taxes	4,918.5	4,625.6
Deferred revenue, net	356.4	370.7
Regulatory liabilities	3,697.7	3,735.5
Intangible liabilities	594.8	335.4
Environmental remediation liabilities	463.7	499.6
AROs	374.2	479.3
Pension and OPEB obligations	176.0	171.6
Other	659.3	660.6
Long-term liabilities	26,753.4	25,644.5

Commitments and contingencies (Note 24)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,434,531 shares outstanding	3.2	3.2
Additional paid in capital	4,115.9	4,115.2
Retained earnings	7,612.8	7,265.3
Accumulated other comprehensive loss	(7.7)	(6.8)
Common shareholders' equity	11,724.2	11,376.9

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	316.9	209.3
Total liabilities and equity	$43,939.7	$41,872.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	89	WEC Energy Group, Inc.

E. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2023	2022	2021
Operating activities
Net income	$1,331.7	$1,409.7	$1,298.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	1,264.2	1,122.6	1,074.3
Deferred income taxes and ITCs, net	219.4	280.1	151.1
Impairment related to ICC disallowances	178.9	—	—
Contributions and payments related to pension and OPEB plans	(16.7)	(15.1)	(66.3)
Equity income in transmission affiliates, net of distributions	(33.0)	(74.3)	(25.1)
Net change in transmission regulatory assets and liabilities	19.8	(85.8)	5.7
Net gain on disposition of assets	(23.8)	(66.2)	(6.2)
Change in –
Accounts receivable and unbilled revenues, net	340.6	(342.1)	(249.2)
Materials, supplies, and inventories	41.9	(171.3)	(107.2)
Amounts recoverable from customers	17.4	60.0	(82.3)
Collateral on deposit	22.1	(108.1)	4.6
Other current assets	18.9	(27.7)	17.6
Accounts payable	(254.0)	121.5	126.9
Other current liabilities	47.5	126.9	(17.2)
Other, net	(156.5)	(169.5)	(92.5)
Net cash provided by operating activities	3,018.4	2,060.7	2,032.7

Investing activities
Capital expenditures	(2,492.9)	(2,314.9)	(2,252.8)
Acquisition of Whitewater	(76.0)	—	—
Acquisition of Sapphire Sky, net of cash acquired of $0.3	(442.6)	—	—
Acquisition of Samson I, net of cash acquired of $5.2	(257.3)	—	—
Acquisition of Red Barn	(143.8)	—	—
Acquisition of West Riverside	(95.3)	—	—
Acquisition of Thunderhead, net of cash acquired of $0.5	—	(382.0)	—
Acquisition of Jayhawk	—	—	(119.9)
Capital contributions to transmission affiliates	(63.7)	(45.5)	—
Proceeds from the sale of assets	32.8	69.0	21.9
Proceeds from the sale of investments held in rabbi trust	10.4	15.4	18.7
Payments for ATC's construction costs that will be reimbursed	(19.8)	(24.8)	(7.0)
Reimbursement for ATC's construction costs	0.1	10.2	—
Insurance proceeds received for property damage	2.5	41.6	—
Other, net	(12.6)	(11.4)	27.3
Net cash used in investing activities	(3,558.2)	(2,642.4)	(2,311.8)

Financing activities
Exercise of stock options	6.3	33.6	15.7
Purchase of common stock	(16.6)	(69.2)	(33.1)
Dividends paid on common stock	(984.2)	(917.9)	(854.8)
Issuance of long-term debt	2,170.0	1,999.3	2,383.8
Retirement of long-term debt	(1,005.4)	(92.1)	(1,260.4)
Repayment of short-term loan	(0.8)	—	(340.0)
Change in commercial paper	373.7	(252.6)	459.2
Payments for debt extinguishment and issuance costs	(14.2)	(15.6)	(67.2)
Other, net	(6.0)	(9.1)	(9.2)
Net cash provided by financing activities	522.8	676.4	294.0

Net change in cash, cash equivalents, and restricted cash	(17.0)	94.7	14.9
Cash, cash equivalents, and restricted cash at beginning of year	182.2	87.5	72.6
Cash, cash equivalents, and restricted cash at end of year	$165.2	$182.2	$87.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	90	WEC Energy Group, Inc.

F. CONSOLIDATED STATEMENTS OF EQUITY

	WEC Energy Group Common Shareholders' Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
(in millions, except per share amounts)
Balance at December 31, 2020	$3.2	$4,143.7	$6,329.6	$(6.8)	$10,469.7	$30.4	$162.4	$10,662.5
Net income attributed to common shareholders	—	—	1,300.3	—	1,300.3	—	—	1,300.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Other comprehensive income	—	—	—	3.6	3.6	—	—	3.6
Common stock dividends of $2.71 per share	—	—	(854.8)	—	(854.8)	—	—	(854.8)
Exercise of stock options	—	15.7	—	—	15.7	—	—	15.7
Purchase of common stock	—	(33.1)	—	—	(33.1)	—	—	(33.1)
Acquisition of noncontrolling interests	—	—	—	—	—	—	6.3	6.3
Capital contributions from noncontrolling interest	—	—	—	—	—	—	7.6	7.6
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation and other	—	11.8	—	—	11.8	—	0.5	12.3
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	1,408.1	—	1,408.1	—	—	1,408.1
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.4	0.4
Other comprehensive loss	—	—	—	(3.6)	(3.6)	—	—	(3.6)
Common stock dividends of $2.91 per share	—	—	(917.9)	—	(917.9)	—	—	(917.9)
Exercise of stock options	—	33.6	—	—	33.6	—	—	33.6
Purchase of common stock	—	(69.2)	—	—	(69.2)	—	—	(69.2)
Acquisition of noncontrolling interests	—	—	—	—	—	—	42.5	42.5
Capital contributions from noncontrolling interest	—	—	—	—	—	—	1.1	1.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.3)	(4.3)
Stock-based compensation and other	—	12.7	—	—	12.7	—	(0.1)	12.6
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
Net income attributed to common shareholders	—	—	1,331.7	—	1,331.7	—	—	1,331.7
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Other comprehensive loss	—	—	—	(0.9)	(0.9)	—	—	(0.9)
Common stock dividends of $3.12 per share	—	—	(984.2)	—	(984.2)	—	—	(984.2)
Exercise of stock options	—	6.3	—	—	6.3	—	—	6.3
Purchase of common stock	—	(16.6)	—	—	(16.6)	—	—	(16.6)
Acquisition of noncontrolling interests	—	—	—	—	—	—	114.9	114.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.0)	(6.0)
Stock-based compensation and other	—	11.0	—	—	11.0	—	(0.1)	10.9
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2023 Form 10-K	91	WEC Energy Group, Inc.

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—WEC Energy Group serves approximately 1.7 million electric customers and 3.0 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple renewable generating facilities as part of its non-utility energy infrastructure segment.

As used in these notes, the term "financial statements" refers to the consolidated financial statements. This includes the income statements, statements of comprehensive income, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. On our financial statements, we consolidate our majority-owned subsidiaries, which we control, and VIEs, of which we are the primary beneficiary. We reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheet as of December 31, 2023 related to the minority interests held by third parties in the renewable generating facilities that are included in our non-utility energy infrastructure segment.

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

•Non-utility energy infrastructure segment – Consists of We Power, which is principally engaged in the ownership of electric power generating facilities for long-term lease to WE, and Bluewater, which owns underground natural gas storage facilities in Michigan. WECI, which holds our majority interests in multiple renewable generating facilities, is also included in this segment. See Note 2, Acquisitions, for more information on recently acquired WECI renewable generating facilities.

•Corporate and other segment – Consists of the WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, and WBS.

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

2023 Form 10-K	92	WEC Energy Group, Inc.

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

The transaction price of the performance obligations for wholesale customers is valued using the rates, charges, terms, and conditions of service, which have been approved by the FERC. These wholesale rates include recovery of fuel and purchased power costs from customers on a one-for-one basis. For the majority of our wholesale customers, the price billed for energy and capacity is a formula-based rate. Formula-based rates initially set a customer's current year rates based on the previous year’s expenses. This is a predetermined formula derived from the utility's costs and a reasonable rate of return. Because these rates are eventually trued up to reflect actual current-year costs, they represent a form of variable consideration in certain circumstances. The variable consideration is estimated and recognized over time as wholesale customers receive and consume the capacity and electricity services.

2023 Form 10-K	93	WEC Energy Group, Inc.

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

The tariffs of our natural gas utilities include various rate mechanisms that allow them to recover or refund changes in prudently incurred costs from rate case-approved amounts. The rates for all of our natural gas utilities include one-for-one recovery mechanisms for natural gas commodity costs. Under normal circumstances, we defer any difference between actual natural gas costs incurred and costs recovered through rates as a current asset or liability. The deferred balance is returned to or recovered from customers at intervals throughout the year. However, as a result of the extreme weather in the Midwest in February 2021, the cost of gas purchased for our natural gas customers was temporarily driven significantly higher than our normal winter weather expectations, and we were not allowed to recover all of the additional costs. See Note 26, Regulatory Environment, for more information on the recovery of these high natural gas costs.

In addition, the rates of PGL and NSG, and the residential tariffs of WE, WPS, and WG, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The rates of PGL and NSG include riders for cost recovery of both environmental cleanup costs and energy conservation and management program costs. Finally, through the end of 2023, PGL's rates included a rider for pass through of income tax expense changes resulting from the Tax Legislation and a cost recovery mechanism for SMP costs. Similarly, the rates of MGU include a rider to recover costs incurred to replace or modify natural gas facilities.

Consistent with the timing of when we recognize revenue, customer billings generally occur on a monthly basis, with payments typically due in full within 30 days.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WPS, and WG, and also provides limited service to unaffiliated customers. We recognize revenues using a time-based output method through a monthly fixed service fee. Typical storage contract rates consist of firm storage reservation charges and firm injection and withdrawal charges. All amounts associated with the service agreements with WE, WPS, and WG have been eliminated at the consolidated level.

2023 Form 10-K	94	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Wind and solar generation revenues from WECI's ownership interests in renewable generation facilities continued to grow in 2023. See Note 2, Acquisitions, for more information on recent acquisitions. Most of these renewable generation facilities have offtake agreements with unaffiliated third parties for all of the energy to be produced by the facility, some of which are bundled with capacity and RECs. We consider bundled energy, capacity, and RECs within these offtake agreements to be distinct performance obligations as each are often transacted separately in the marketplace.

When recognizing revenue associated with these contracts, the transaction price is allocated to each performance obligation based on its relative standalone selling price. Revenue is recognized as control of each individual component is transferred to the customer. Revenue from the sale of this renewable energy is generally recognized as units are produced and delivered to the customer within the production month. Capacity represents the reservation of the renewable generation facility and conveys the ability to call on the renewable generation facility to produce electricity when needed by the customer. The nature of our performance obligation as it relates to capacity is to stand ready to deliver power. This represents a single performance obligation transferred over time, which generally represents a monthly obligation. Accordingly, capacity revenue is recognized on a monthly basis. The performance obligation for RECs is recognized at a point-in-time; however, the timing of revenue recognition is the same, as the generation of renewable energy and the recognition of REC revenues generally occur concurrently.

Non-utility operating revenues are also derived from servicing appliances for customers at MERC. These contracts customarily have a duration of one year or less and consist of a single performance obligation satisfied over time. We use a time-based output method to recognize revenues monthly for the service fee.

Consistent with the timing of when we recognize revenue, customer billings for the renewable generation and servicing revenues generally occur on a monthly basis, with payments typically due in full within 30 days.

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE. During 2023, 2022, and 2021, we recorded $23.5 million, $23.4 million, and $23.3 million, respectively, of revenues related to these deferred carrying costs.

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

2023 Form 10-K	95	WEC Energy Group, Inc.

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

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2023	2022
Natural gas in storage	$327.8	$446.3
Materials and supplies	320.0	257.0
Fossil fuel	127.4	103.8
Total	$775.2	$807.1

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. Inventories stated on a LIFO basis represented approximately 17% and 13% of total inventories at December 31, 2023 and 2022, respectively. The estimated replacement cost of natural gas in inventory at December 31, 2023 and 2022, exceeded the LIFO cost by $12.2 million and $98.3 million, respectively. In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per Dth of $2.13 at December 31, 2023, and $3.41 at December 31, 2022.

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

2023 Form 10-K	96	WEC Energy Group, Inc.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Annual utility composite depreciation rates are shown below:

Annual Utility Composite Depreciation Rates	2023	2022	2021
WE	3.03%	3.06%	3.09%
WPS	2.93%	2.67%	2.66%
WG	2.61%	2.47%	2.44%
PGL	3.13%	3.13%	3.12%
NSG	2.46%	2.43%	2.52%
MERC	2.60%	2.56%	2.58%
MGU	2.73%	2.75%	2.70%
UMERC	2.97%	3.01%	2.94%

We depreciate our We Power assets over the estimated useful life of the various property components. The components have useful lives of between 10 to 45 years for PWGS 1 and PWGS 2 and 10 to 55 years for ER 1 and ER 2.

We depreciate our WECI assets over the estimated useful life of the property, with wind and solar generating facilities being depreciated over 30 and 35 years, respectively.

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

See Note 7, Property, Plant, and Equipment, for more information.

(i) Allowance for Funds Used During Construction—AFUDC is included in utility plant accounts and represents the cost of borrowed funds (AFUDC-Debt) used during plant construction, and a return on shareholders' capital (AFUDC-Equity) used for construction purposes. AFUDC-Debt is recorded as a reduction of interest expense, and AFUDC-Equity is recorded in other income, net.

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

	2023
	Average AFUDC Retail Rate	Average AFUDC Wholesale Rate
WE	8.45%	6.70%
WPS	7.46%	4.60%
WG	7.94%	N/A
UMERC	6.28%	N/A
WBS	7.46%	N/A

2023 Form 10-K	97	WEC Energy Group, Inc.

Our regulated utilities and WBS recorded the following AFUDC for the years ended December 31:

(in millions)	2023	2022	2021
AFUDC-Debt
WE	$13.0	$6.9	$2.9
WPS	2.9	2.3	3.5
WG	3.4	1.4	0.2
UMERC	—	0.1	0.1
WBS	0.1	0.1	0.1
Other	0.1	0.2	—
Total AFUDC-Debt	$19.5	$11.0	$6.8

AFUDC-Equity
WE	$41.0	$18.8	$7.9
WPS	7.6	5.8	9.0
WG	9.8	3.9	0.6
UMERC	—	0.1	0.1
WBS	0.4	0.3	0.2
Other	0.3	0.5	0.2
Total AFUDC-Equity	$59.1	$29.4	$18.0

(j) Cloud Computing Hosting Arrangements that are Service Contracts—We have entered into several cloud computing arrangements that are hosted service contracts as part of projects related to the continuous transformation of technology. These projects include, among other things, a centralized repository for data to improve analytics, reporting and asset management, targeted enterprise resource planning systems, human resources management, employee scheduling, geospatial information, and customer contact systems. We present prepaid hosting fees that are service contracts in either prepayments or other long-term assets on our balance sheets and amortize them as the hosting services are received. Amortization expense, as well as the fees associated with the hosting arrangements, is recorded in other operation and maintenance expense on our income statements.

At December 31, 2023 and 2022, we had $11.3 million and $4.7 million, respectively, of capitalized implementation costs related to cloud computing arrangements that are hosted service contracts. We amortize the implementation costs on a straight-line basis over the cloud computing service arrangement term once the component of the hosted service is ready for its intended use. Accumulated amortization at December 31, 2023 and 2022, was $2.8 million and $1.5 million, respectively. Amortization expense for the years ended December 31, 2023, 2022, and 2021 was not significant. The presentation of the implementation costs, along with the related accumulated amortization, follows the prepaid hosting fees.

(k) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual impairment test for all of our reporting units that carried a goodwill balance. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit's net assets exceeds the reporting unit's fair value. An impairment loss is recorded as the excess of the carrying amount of the goodwill over its fair value. For our indefinite-lived intangible assets, an impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible assets over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2023, 2022, and 2021. See Note 10, Goodwill and Intangibles, for more information.

We periodically assess the recoverability of certain long-lived assets when factors indicate the carrying value of such assets may be impaired or such assets are planned to be sold. Long-lived assets that would be subject to an impairment assessment generally include any assets within regulated operations that may not be fully recovered from our customers as a result of regulatory decisions that will be made in the future, as well as assets within nonregulated operations that are proposed to be sold or are currently generating operating losses. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the excess of the carrying amount of the asset over its fair value.

We assess the likelihood of a disallowance of part of the cost of recently completed plant by considering factors such as applicable regulatory environment changes, our own recent rate orders, as well as recent rate orders of other regulated entities in similar

2023 Form 10-K	98	WEC Energy Group, Inc.

jurisdictions. When it becomes probable that part of the cost of recently completed plant will be disallowed for rate-making purposes, we assess whether a reasonable estimate of the amount of the disallowance can be made. The estimated amount of the probable disallowance will then be deducted from the reported cost of the plant and recognized as an impairment loss. In the fourth quarter of 2023, we recorded a non-cash impairment loss of $178.9 million related to the disallowance of certain previously incurred capital costs resulting from PGL's and NSG's November 2023 rate orders from the ICC. See Note 26, Regulatory Environment, for more information.

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

(m) Intangible Liabilities—Our finite-lived intangible liabilities include revenue contracts, consisting of PPAs and a proxy revenue swap, in addition to interconnection agreements, which resulted from the acquisitions of renewable generation facilities by WECI in our non-utility energy infrastructure segment. Intangible liabilities are amortized on a straight-line basis over their estimated useful lives, which is the term of the agreements. Amortization of the revenue contract intangible liabilities is recorded within operating revenues in the income statements. Amortization of the interconnection agreement intangible liabilities is recorded within other operation and maintenance in the income statements. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used. The amounts and useful lives assigned to intangible liabilities assumed impact the amount and timing of future amortization.

(n) Stock-Based Compensation—In accordance with the Omnibus Stock Incentive Plan, we provide long-term incentives through our equity interests to our non-employee directors, officers, and other key employees. The plan provides for the granting of stock options, restricted stock, performance shares, and other stock-based awards. Awards may be paid in common stock, cash, or a combination thereof. In addition to those shares of common stock that were subject to awards outstanding as of May 6, 2021, when the plan was last approved by shareholders, 9.0 million shares were reserved for issuance under the plan.

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

2023 Form 10-K	99	WEC Energy Group, Inc.

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

Our stock options are classified as equity awards. The fair value of our stock options was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted along with the weighted-average assumptions used in the valuation models:

	2023	2022	2021
Stock options granted	257,780	437,269	530,612

Estimated weighted-average fair value per stock option	$19.58	$14.71	$13.20

Assumptions used to value the options:
Risk-free interest rate	3.8% – 4.8%	0.2% – 1.6%	0.1% – 0.9%
Dividend yield	3.2%	3.2%	2.9%
Expected volatility	22.0%	21.0%	21.0%
Expected life (years)	8.3	8.7	8.7

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

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023 and 2024. The ultimate number of units awarded will be based on our total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and our performance against the weighted average authorized ROE of all of our utility subsidiaries (45%). In addition, the Compensation

2023 Form 10-K	100	WEC Energy Group, Inc.

Committee selected the level of our stock price to earnings ratio compared to our peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

See Note 11, Common Equity, for more information on our stock-based compensation plans.

(o) Earnings Per Share—We compute basic earnings per share by dividing our net income attributed to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities, as calculated using the treasury stock method. Such dilutive securities include in-the-money stock options. The calculation of diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 excluded 1,716,286; 653,323; and 769,030 stock options, respectively, that had an anti-dilutive effect.

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

ITCs are deferred and amortized over the life of the assets. PTCs are recognized in the period in which such credits are generated. The amount of the credit is based upon power production from our qualifying generation facilities. We file a consolidated federal income tax return. Accordingly, we allocate federal current tax expense, benefits, and credits to our subsidiaries based on their separate tax computations and our ability to monetize all credits on our consolidated federal return.

We recognize interest and penalties accrued, related to unrecognized tax benefits, in income tax expense in our income statements.

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023, under this transferability provision, we entered into an agreement to sell substantially all of our 2023 PTCs to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We will also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

See Note 16, Income Taxes, for more information.

(r) Fair Value Measurements—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

2023 Form 10-K	101	WEC Energy Group, Inc.

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

2023 Form 10-K	102	WEC Energy Group, Inc.

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

(w) Environmental Remediation Costs—We are subject to federal and state environmental laws and regulations that in the future may require us to pay for environmental remediation at sites where we have been, or may be, identified as a potentially responsible party. Loss contingencies may exist for the remediation of hazardous substances at various potential sites, including CCR landfills and manufactured gas plant sites. See Note 9, Asset Retirement Obligations, for more information regarding CCR landfills and Note 24, Commitments and Contingencies, for more information regarding manufactured gas plant sites.

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

We review our estimated costs of remediation annually for our manufactured gas plant sites and CCR landfills. We adjust the liabilities and related regulatory assets, as appropriate, to reflect the new cost estimates. Any material changes in cost estimates are adjusted throughout the year.

(x) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Credit risk exposure at WE, WPS, WG, PGL, and NSG is mitigated by their recovery mechanisms for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2023. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2023.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In June 2023, WE completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Prior to acquisition, WPS received approval to transfer its ownership interest rights to WE. WE's investment was $95.3 million. In addition, WPS filed a request with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. As it did with the first option, in October 2023, WPS filed for approval to assign its ownership interest pursuant to this second option to WE. If these approvals are obtained, WE's incremental share of this investment is expected to be approximately $100 million, with the transaction expected to close in 2024.

2023 Form 10-K	103	WEC Energy Group, Inc.

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

Acquisition of a Solar Generation Facility in Texas

In February 2023, WECI completed the acquisition of an 80% ownership interest in Samson I, a commercially operational 250 MW solar generating facility in Lamar County, Texas, for $257.3 million, which includes transaction costs and is net of cash acquired. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. Samson I qualifies for PTCs and is included in the non-utility energy infrastructure segment. In January 2024, WECI acquired an additional 10% ownership interest in Samson I for $28.1 million.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the original acquisition.

(in millions)
Accounts receivable	$0.5
Other current assets	0.7
Net property, plant, and equipment	497.2
Other long-term assets	12.3
Accounts payable	(0.5)
Other current liabilities	(0.8)
Other long-term liabilities	(186.4)
Noncontrolling interest	(65.7)
Total purchase price	$257.3

Acquisitions of Electric Generation Facilities in Illinois

In February 2023, upon achievement of commercial operation, WECI completed the acquisition of a 90% ownership interest in Sapphire Sky, a 250 MW wind generating facility in McLean County, Illinois, for a total investment of $442.6 million, which includes transaction costs and is net of cash acquired. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years from the date of commercial operation. Sapphire Sky qualifies for PTCs and is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Accounts receivable	$0.8
Net property, plant, and equipment	642.6
Other long-term assets	1.4
Accounts payable	(1.0)
Other long-term liabilities	(152.0)
Noncontrolling interest	(49.2)
Total purchase price	$442.6

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois, for approximately $360 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. The transaction is subject to FERC approval and commercial operation is expected to begin during the second half of 2024, at which time the transaction is expected to close. Maple Flats is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

2023 Form 10-K	104	WEC Energy Group, Inc.

Acquisition of a Wind Generation Facility in Nebraska

In September 2022, WECI completed the acquisition of a 90% ownership interest in Thunderhead, a 300 MW wind generating facility in Antelope and Wheeler counties in Nebraska. The purchase price was $382.0 million, which includes transaction costs and is net of cash acquired. Thunderhead achieved commercial operation in November 2022. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 12 years from the date of commercial operation. Thunderhead qualifies for PTCs and is included in the non-utility energy infrastructure segment.

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

Acquisition of a Wind Generation Facility in Kansas

In February 2021, WECI completed the acquisition of a 90% ownership interest in Jayhawk, a 190 MW wind generating facility in Bourbon and Crawford counties, Kansas, for $119.9 million, which included transaction costs. This project became commercially operational in December 2021. Subsequent to the acquisition, WECI incurred an additional $161.3 million of capital expenditures as of December 31, 2022 for the project for a total investment of $281.2 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 10 years from the date of commercial operation. Jayhawk qualifies for PTCs. WECI is entitled to 99% of the tax benefits related to this facility for the first 10 years of commercial operation, after which it will be entitled to tax benefits equal to its ownership interest. Jayhawk is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Net property, plant, and equipment	$145.3
Other long-term liabilities	(11.8)
Long-term debt	(7.3)
Noncontrolling interest	(6.3)
Total purchase price	$119.9

NOTE 3—DISPOSITIONS

Wisconsin Segment

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

2023 Form 10-K	105	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2023
Electric	$4,994.6	$—	$—	$4,994.6	$—	$—	$—		$4,994.6
Natural gas	1,606.7	1,480.5	493.7	3,580.9	61.9	—	(60.2)		3,582.6
Total regulated revenues	6,601.3	1,480.5	493.7	8,575.5	61.9	—	(60.2)		8,577.2
Other non-utility revenues	—	—	19.6	19.6	197.5	0.1	(9.1)		208.1
Total revenues from contracts with customers	6,601.3	1,480.5	513.3	8,595.1	259.4	0.1	(69.3)		8,785.3
Other operating revenues	24.6	77.3	5.8	107.7	407.1	—	(407.1)	(1)	107.7
Total operating revenues	$6,625.9	$1,557.8	$519.1	$8,702.8	$666.5	$0.1	$(476.4)		$8,893.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2022
Electric	$4,956.2	$—	$—	$4,956.2	$—	$—	$—		$4,956.2
Natural gas	1,980.7	1,883.7	601.8	4,466.2	54.3	—	(51.8)		4,468.7
Total regulated revenues	6,936.9	1,883.7	601.8	9,422.4	54.3	—	(51.8)		9,424.9
Other non-utility revenues	—	—	18.7	18.7	133.6	—	(9.1)		143.2
Total revenues from contracts with customers	6,936.9	1,883.7	620.5	9,441.1	187.9	—	(60.9)		9,568.1
Other operating revenues	23.6	7.2	(2.0)	28.8	402.1	0.5	(402.1)	(1)	29.3
Total operating revenues	$6,960.5	$1,890.9	$618.5	$9,469.9	$590.0	$0.5	$(463.0)		$9,597.4

2023 Form 10-K	106	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year Ended December 31, 2021
Electric	$4,516.6	$—	$—	$4,516.6	$—	$—	$—		$4,516.6
Natural gas	1,490.3	1,630.3	494.0	3,614.6	46.8	—	(43.8)		3,617.6
Total regulated revenues	6,006.9	1,630.3	494.0	8,131.2	46.8	—	(43.8)		8,134.2
Other non-utility revenues	—	—	17.8	17.8	92.8	—	(9.1)		101.5
Total revenues from contracts with customers	6,006.9	1,630.3	511.8	8,149.0	139.6	—	(52.9)		8,235.7
Other operating revenues	30.1	42.5	7.2	79.8	399.9	0.5	(399.9)	(1)	80.3
Total operating revenues	$6,037.0	$1,672.8	$519.0	$8,228.8	$539.5	$0.5	$(452.8)		$8,316.0

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2023	2022	2021
Residential	$1,992.3	$1,879.1	$1,768.0
Small commercial and industrial	1,641.1	1,530.4	1,415.7
Large commercial and industrial	978.4	1,042.2	931.9
Other	30.5	29.9	29.3
Total retail revenues	4,642.3	4,481.6	4,144.9
Wholesale	120.4	153.9	157.7
Resale	195.4	256.7	161.9
Steam	25.2	28.4	28.7
Other utility revenues	11.3	35.6	23.4
Total electric utility operating revenues	$4,994.6	$4,956.2	$4,516.6

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2023
Residential	$1,012.0	$966.0	$324.4	$2,302.4
Commercial and industrial	506.7	267.1	175.3	949.1
Total retail revenues	1,518.7	1,233.1	499.7	3,251.5
Transportation	93.0	231.9	32.5	357.4
Other utility revenues (1)	(5.0)	15.5	(38.5)	(28.0)
Total natural gas utility operating revenues	$1,606.7	$1,480.5	$493.7	$3,580.9

2023 Form 10-K	107	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2022
Residential	$1,234.0	$1,297.4	$391.3	$2,922.7
Commercial and industrial	672.7	408.8	218.7	1,300.2
Total retail revenues	1,906.7	1,706.2	610.0	4,222.9
Transportation	81.8	259.8	34.5	376.1
Other utility revenues (1) (2)	(7.8)	(82.3)	(42.7)	(132.8)
Total natural gas utility operating revenues	$1,980.7	$1,883.7	$601.8	$4,466.2

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year Ended December 31, 2021
Residential	$928.9	$1,017.9	$241.2	$2,188.0
Commercial and industrial	472.1	302.1	129.9	904.1
Total retail revenues	1,401.0	1,320.0	371.1	3,092.1
Transportation	80.0	231.2	31.8	343.0
Other utility revenues (1) (3)	9.3	79.1	91.1	179.5
Total natural gas utility operating revenues	$1,490.3	$1,630.3	$494.0	$3,614.6

(1)    Includes the revenues subject to the purchased gas recovery mechanisms of our utilities, which fluctuate by segment based on actual natural gas costs incurred at our utilities, compared with the recovery of natural gas costs that were anticipated in rates.

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

See Note 26, Regulatory Environment, for more information.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2023	2022	2021
Renewable generation revenues	$164.9	$101.0	$60.3
We Power revenues	23.5	23.4	23.3
Appliance service revenues	19.6	18.7	17.8
Other	0.1	0.1	0.1
Total other non-utility operating revenues	$208.1	$143.2	$101.5

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2023	2022	2021
Late payment charges	$56.5	$55.6	$54.9
Alternative revenues (1)	47.0	(30.3)	21.2
Other	4.2	4.0	4.2
Total other operating revenues	$107.7	$29.3	$80.3

2023 Form 10-K	108	WEC Energy Group, Inc.

(1)    Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. Negative amounts can also result from revenues to be refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups.

NOTE 5—CREDIT LOSSES

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at December 31, 2023 and 2022, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2023
Accounts receivable and unbilled revenues	$1,078.0	$481.5	$94.9	$1,654.4	$33.9	$8.4	$1,696.7
Allowance for credit losses	77.4	109.7	6.4	193.5	—	—	193.5
Accounts receivable and unbilled revenues, net (1)	$1,000.6	$371.8	$88.5	$1,460.9	$33.9	$8.4	$1,503.2

Total accounts receivable, net – past due greater than 90 days (1)	$51.7	$45.0	$2.1	$98.8	$—	$—	$98.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.6%	100.0%	—%	94.5%	—%	—%	94.5%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2022
Accounts receivable and unbilled revenues	$1,199.4	$624.2	$164.4	$1,988.0	$25.4	$4.3	$2,017.7
Allowance for credit losses	82.0	111.0	6.3	199.3	—	—	199.3
Accounts receivable and unbilled revenues, net (1)	$1,117.4	$513.2	$158.1	$1,788.7	$25.4	$4.3	$1,818.4

Total accounts receivable, net – past due greater than 90 days (1)	$51.9	$52.9	$1.9	$106.7	$—	$—	$106.7
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	97.0%	100.0%	—%	96.8%	—%	—%	96.8%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at December 31, 2023, $914.6 million, or 60.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A rollforward of the allowance for credit losses by reportable segment for the years ended December 31, 2023, 2022, and 2021, is included below:

(in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2023	$82.0	$111.0	$6.3	$199.3
Provision for credit losses	40.9	26.3	4.8	72.0
Provision for credit losses deferred for future recovery or refund	52.5	35.8	—	88.3
Write-offs charged against the allowance	(131.6)	(85.4)	(6.6)	(223.6)
Recoveries of amounts previously written off	33.6	22.0	1.9	57.5
Balance at December 31, 2023	$77.4	$109.7	$6.4	$193.5

On a consolidated basis, there was a $5.8 million decrease in the allowance for credit losses during the year ended December 31, 2023, primarily related to lower customer energy costs (driven by the warmer weather during the fourth quarter of 2023 when compared to the same quarter in 2022 and lower natural gas prices), which contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses. Customer write-offs also contributed to the decrease in

2023 Form 10-K	109	WEC Energy Group, Inc.

the allowance for credit losses. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

(in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2022	$84.0	$105.5	$8.8	$198.3
Provision for credit losses	50.5	33.0	2.6	86.1
Provision for credit losses deferred for future recovery or refund	29.7	33.2	—	62.9
Write-offs charged against the allowance	(117.0)	(82.6)	(6.4)	(206.0)
Recoveries of amounts previously written off	34.8	21.9	1.3	58.0
Balance at December 31, 2022	$82.0	$111.0	$6.3	$199.3

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

(in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2021	$102.1	$111.6	$6.4	$220.1
Provision for credit losses	46.4	25.6	3.7	75.7
Provision for credit losses deferred for future recovery or refund	(16.6)	3.5	—	(13.1)
Write-offs charged against the allowance	(74.8)	(52.5)	(2.5)	(129.8)
Recoveries of amounts previously written off	26.9	17.3	1.2	45.4
Balance at December 31, 2021	$84.0	$105.5	$8.8	$198.3

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

2023 Form 10-K	110	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2023	2022	See Note
Regulatory assets (1) (2)
Pension and OPEB costs (3)	$731.7	$714.3	20, 26
Plant retirement related items	646.2	688.6
Environmental remediation costs (4)	596.8	610.7	24
Income tax related items	449.9	461.9	16
AROs	162.0	169.7	1(l), 9
Derivatives	130.3	133.8	1(s)
Uncollectible expense	127.7	69.3	5
SSR (5)	113.2	123.5
Securitization	85.9	92.4	23
Bluewater (6)	45.3	20.9
Energy efficiency programs (7)	33.9	33.9
Energy costs recoverable through rate adjustments	3.2	26.9	1(d)
MERC extraordinary natural gas costs (8)	0.8	35.1	26
Other, net	147.8	125.9
Total regulatory assets	$3,274.7	$3,306.9

Balance sheet presentation
Other current assets	$24.9	$42.3
Regulatory assets	3,249.8	3,264.6
Total regulatory assets	$3,274.7	$3,306.9

(1)    Based on prior and current rate treatment, we believe it is probable that our utilities will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $26.7 million and $27.3 million at December 31, 2023 and 2022, respectively.

(2)    As of December 31, 2023, we had $254.6 million of regulatory assets not earning a return, $5.4 million of regulatory assets earning a return based on short-term interest rates, $129.7 million of regulatory assets earning a return based on long-term interest rates, and $2.5 million of regulatory assets earning a return based on the applicable utility's ROE. The regulatory assets not earning a return primarily relate to certain environmental remediation costs, uncollectible expense, our invested capital tax rider, decoupling mechanisms, unamortized loss on reacquired debt, and rate case costs. The other regulatory assets in the table either earn a return at the applicable utility's weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(4)    As of December 31, 2023, we had made cash expenditures of $133.1 million related to these environmental remediation costs. The remaining $463.7 million represents our estimated future cash expenditures.

(5)    This regulatory asset relates to WE's 2014 announcement to retire the PIPP. Despite WE's intent to retire the PIPP, MISO designated the PIPP as a SSR, which meant the PIPP's operation was necessary for reliability, and the plant could not be shut down until new generation or transmission facilities were built. In December 2014, the PSCW authorized escrow accounting for WE's SSR revenues because of the fluctuations in the actual revenues WE received under the PIPP SSR agreements. The rate order WE received from the PSCW in December 2019 authorized recovery of this SSR regulatory asset over a 15-year period that began on January 1, 2020.

(6)    Primarily relates to costs associated with the long-term service agreements our Wisconsin utilities have with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, our Wisconsin utilities defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(7)    Represents amounts recoverable from customers related to programs at the utilities designed to meet energy efficiency standards.

(8)    Represents the extraordinary natural gas costs MERC incurred during February 2021 that were substantially recovered over 27 months, beginning in September 2021. See Note 26, Regulatory Environment, for more information on our recovery efforts associated with these costs.

2023 Form 10-K	111	WEC Energy Group, Inc.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2023	2022	See Note
Regulatory liabilities
Income tax related items	$1,901.8	$1,956.6	16
Removal costs (1)	1,329.9	1,260.9
Pension and OPEB benefits (2)	299.2	340.5	20, 26
Energy costs refundable through rate adjustments	72.4	53.4	1(d)
Electric transmission costs (3)	30.3	0.4
Uncollectible expense	21.2	24.0	5
Derivatives	19.2	76.7	1(s)
Energy efficiency programs (4)	17.2	10.4
Decoupling	—	20.2	1(d)
Other, net	54.0	48.8
Total regulatory liabilities	$3,745.2	$3,791.9

Balance sheet presentation
Other current liabilities	$47.5	$56.4
Regulatory liabilities	3,697.7	3,735.5
Total regulatory liabilities	$3,745.2	$3,791.9

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

(4)    Represents amounts refundable to customers related to programs at the utilities designed to meet energy efficiency standards.

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired on April 10, 2018. The net book value of this plant was $542.4 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of this plant were $16.4 million as of December 31, 2023. The net amount of $526.0 million was classified as a regulatory asset on our balance sheet at December 31, 2023 due to the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $147.8 million related to the retired Pleasant Prairie power plant. Pursuant to its rate order issued by the PSCW in December 2019, WE will continue to amortize this regulatory asset on a straight-line basis through 2039, using the composite depreciation rates approved by the PSCW before this plant was retired. The amortization is included in depreciation and amortization in the income statement. WE also has FERC approval to continue to collect the net book value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

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

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The net book value of the PIPP was $152.9 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance

2023 Form 10-K	112	WEC Energy Group, Inc.

of these units were $4.8 million as of December 31, 2023. The net amount of $148.1 million was classified as a regulatory asset on our balance sheet at December 31, 2023 as a result of the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $41.5 million related to the retired PIPP. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. Effective with its rate order issued by the PSCW in December 2019, WE received approval to collect a return of and on its share of the net book value of the PIPP and, as a result, will continue to amortize the regulatory assets on a straight-line basis through 2037, using the composite depreciation rates approved by the PSCW before the units were retired. UMERC will also continue to amortize the regulatory assets on a straight-line basis using the composite depreciation rates approved by the PSCW before the units were retired. This amortization is included in depreciation and amortization in the income statement. UMERC will address the accounting and regulatory treatment related to the retirement of the PIPP with the MPSC in conjunction with a future rate case. WE also has FERC approval to continue to collect the net book value of the PIPP using the approved composite depreciation rates, in addition to a return on the net book value.

Pulliam Power Plant

In connection with a MISO ruling, WPS retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $33.0 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2023 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Pulliam units and, as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. The amortization is included in depreciation and amortization in the income statement. WPS also has FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Edgewater Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $2.1 million at December 31, 2023, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2023 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Edgewater 4 generating unit and, as a result, will continue to amortize this regulatory asset on a straight-line basis through 2026, using the composite depreciation rates approved by the PSCW before this generating unit was retired. The amortization is included in depreciation and amortization in the income statement. WPS also has FERC approval to continue to collect the net book value of the Edgewater 4 generating unit using the approved composite depreciation rates, in addition to a return on the remaining net book value.

2023 Form 10-K	113	WEC Energy Group, Inc.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2023	2022
Electric – generation	$6,190.4	$5,480.5
Electric – distribution	8,688.0	8,233.3
Natural gas – distribution, storage, and transmission	14,851.3	14,203.3
Property, plant, and equipment to be retired, net	1,043.5	1,085.6
Other	2,350.0	2,302.7
Less: Accumulated depreciation	8,907.9	8,416.2
Net	24,215.3	22,889.2
CWIP	1,118.3	972.1
Net utility and non-utility property, plant, and equipment	25,333.6	23,861.3

We Power generation	3,295.9	3,237.1
Renewable generation	3,667.7	2,537.1
Natural gas storage	291.6	292.2
Net non-utility energy infrastructure	7,255.2	6,066.4
Corporate services	169.8	163.0
Other	14.3	23.8
Less: Accumulated depreciation	1,227.5	1,082.3
Net	6,211.8	5,170.9
CWIP	36.1	81.6
Net other property, plant, and equipment	6,247.9	5,252.5

Total property, plant, and equipment	$31,581.5	$29,113.8

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2023	2022	2021
Severance liability at January 1	$16.2	$4.9	$0.7
Severance expense	1.6	11.3	4.6
Severance payments	—	—	(0.4)
Total severance liability at December 31	$17.8	$16.2	$4.9

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 5-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 5-8 became probable. In early 2023, we received additional approvals for electric generation facilities, including Koshkonong and 100 MWs of West Riverside. See Note 2, Acquisitions, for more information on the West Riverside acquisition, which was completed in June 2023. OCPP Units 5 and 6 are expected to be retired by May 2024, while OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of OCPP Units 5-8 was $783.7 million at December 31, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by June 2026. The total net book value of WPS's ownership share of Columbia

2023 Form 10-K	114	WEC Energy Group, Inc.

Units 1 and 2 was $259.8 million at December 31, 2023, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

The Peoples Gas Light and Coke Company and North Shore Gas Company Impairment

In November 2023, the ICC issued written rate orders that disallowed $177.2 million of previously incurred capital costs related to the construction and improvement of PGL’s service centers and $1.7 million of capital costs related to NSG's construction of a gas infrastructure project. As a result of these disallowances, we recorded a $178.9 million non-cash impairment of our property, plant, and equipment in 2023. We anticipate appealing the ICC’s disallowance of these capital costs to the Illinois circuit court. See Note 26, Regulatory Environment, for more information.

Samson I Solar Energy Center LLC – Storm Damage

During wind storms in March and June 2023, certain sections of our Samson I solar facility incurred damage. As of December 31, 2023, we recognized an impairment of $2.3 million related to storm damage, which was offset by a $2.3 million receivable for future insurance recoveries. Although we may experience differences between periods in the timing of cash flows, we do not currently expect a significant impact to our long-term cash flows from this event.

Public Service Building and Steam Tunnel Assets

During a significant rain event in May 2020, an underground steam tunnel in downtown Milwaukee flooded and steam vented into WE’s PSB. The damage to the building and adjacent steam tunnel assets from the flooding and steam was extensive and required significant repairs and restorations. As of December 31, 2023, WE had incurred $95.3 million of costs related to these repairs and restorations. In June 2021, we received approval from the PSCW to restore the PSB and adjacent steam tunnel assets and to defer the project costs, net of insurance proceeds, as a component of rate base. As a result, we do not currently expect a significant impact to our future results of operations.

NOTE 8—JOINTLY OWNED UTILITY FACILITIES

Our electric utilities hold joint ownership interests in certain electric generating facilities. We are entitled to our share of generating capability and output of each facility equal to our respective ownership interest. We have supplied our own financing for all jointly owned projects. We pay our ownership share of additional construction costs, fuel inventory purchases, and operating expenses, unless specific agreements have been executed to limit our maximum exposure to additional costs. We record our proportionate share of significant jointly owned electric generating facilities as property, plant, and equipment on the balance sheets. In addition, our proportionate share of direct expenses for the joint operation of these plants is recorded within operating expenses in the income statements.

Information related to jointly owned utility facilities at December 31, 2023 was as follows:

Company	Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
We Power (1)	ER 1 & ER 2 (2)	83.34%	1,082.1	2010 & 2011	WE	$2,487.4	$(520.0)	$6.2
WPS	Weston Unit 4 (2)	70.0%	384.8	2008	WPS	613.3	(227.3)	0.5
WPS	Columbia Energy Center Units 1 and 2 (2) (5)	27.5%	312.3	1975 & 1978	WPL	433.1	(173.8)	3.5
WPS	Forward Wind (3)	44.6%	61.5	2008	WPS	119.3	(56.8)	—
WPS	Two Creeks (4)	66.7%	100.0	2020	WPS	136.9	(14.1)	—
WPS	Badger Hollow I (4)	66.7%	100.0	2021	WPS	146.2	(9.7)	0.1
WPS	Red Barn (3)	90.0%	82.4	2023	WPS	150.0	(3.2)	—
WE	West Riverside (2) (6)	13.8%	84.9	2023	WE	108.7	(11.3)	0.9
WE	Badger Hollow II (4)	66.7%	100.0	2023	WE	170.1	(0.3)	0.1

(1)    We Power leases its ownership interest in ER 1 and ER 2 to WE.

2023 Form 10-K	115	WEC Energy Group, Inc.

(2)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2024 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(3)     Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds.

(4)     Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(5)    These units are expected to be retired by June 2026. See Note 7, Property, Plant, and Equipment, for more information.

(6    WE acquired its ownership interest in June 2023. In September 2023, WPS filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. WPS subsequently filed for approval to assign its ownership interest pursuant to this second option to WE. See Note 2, Acquisitions, for more information.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 90%, or 270 MWs of solar generation of this project. Commercial operation of the solar facility is targeted for 2026. Our CWIP balance for Koshkonong was not significant as of December 31, 2023.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Kenosha County, Wisconsin and once fully constructed, WE and WPS will collectively own 90%, or 180 MWs of solar generation and 99 MWs of battery storage of this project. Commercial operation of the solar facility is targeted for 2024 and construction of the battery storage is expected to be completed in 2025. Our CWIP balance for Paris was $334.3 million as of December 31, 2023.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once constructed, WE and WPS will collectively own 90%, or 225 MWs of solar generation of this project. Commercial operation of the solar facility is targeted for 2024. Our CWIP balance for Darien was $220.4 million as of December 31, 2023.

NOTE 9—ASSET RETIREMENT OBLIGATIONS

Our utilities have recorded AROs primarily for the removal of natural gas distribution mains and service pipes (including asbestos and PCBs); asbestos abatement at certain generation and substation facilities, office buildings, and service centers; the removal and dismantlement of a biomass generation facility; the dismantling of wind and solar generation projects; the disposal of PCB-contaminated transformers; the closure of CCR landfills at certain generation facilities; and the removal of above ground and underground storage tanks. Regulatory assets and liabilities are established by our utilities to record the differences between ongoing expense recognition under the ARO accounting rules and the ratemaking practices for retirement costs authorized by the applicable regulators.

WECI has also recorded AROs for the dismantling of our non-utility renewable generation projects.

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2023		2022		2021
Balance as of January 1	$479.3		$462.0		$513.5
Accretion	17.2		16.1		21.2
Additions	24.0	(1)	12.8	(3)	31.0	(4)
Revisions to estimated cash flows	(133.5)	(2)	2.2		(84.9)	(5)
Liabilities settled	(12.8)		(13.8)		(18.8)
Balance as of December 31	$374.2		$479.3		$462.0

(1)    AROs increased primarily as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Red Barn wind-powered generation project, the Badger Hollow II solar generation project, and the Sapphire Sky and Samson I non-utility renewable generation projects.

2023 Form 10-K	116	WEC Energy Group, Inc.

(2)    AROs decreased primarily due to revisions made to estimated cash flows for changes in removal cost estimates and settlements dates for mains and services at PGL and NSG.

(3)    AROs increased primarily as a result of an ARO being recorded for the legal requirement to dismantle, at retirement, the Thunderhead non-utility wind generation project.

(4)    AROs increased as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Badger Hollow I solar generation project and the Tatanka Ridge and Jayhawk non-utility renewable generation projects.

(5)    AROs decreased due to revisions made to estimated cash flows primarily for changes in the cost to retire natural gas distribution lines at PGL and NSG. Partially offsetting this decrease were revisions made to removal estimates for wind generation projects at WE and WPS and for fly ash landfills and ash ponds at WPS.

NOTE 10—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at December 31, 2023. We had no changes to the carrying amount of goodwill during the years ended December 31, 2023 and 2022.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)    We had no accumulated impairment losses related to our goodwill as of December 31, 2023.

During the third quarter of 2023, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2023. No impairments resulted from these tests.

Intangible Assets

At December 31, 2023 and 2022, we had $29.3 million and $24.9 million, respectively, of indefinite-lived intangible assets, largely consisting of spectrum frequencies. During 2023, we purchased additional spectrum frequencies for $4.4 million. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	December 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$653.9	$(66.6)	$587.3	$343.9	$(16.9)	$327.0
Proxy revenue swap (2)	7.2	(3.5)	3.7	7.2	(2.8)	4.4
Interconnection agreements (3)	4.7	(0.9)	3.8	4.7	(0.7)	4.0
Total intangible liabilities	$665.8	$(71.0)	$594.8	$355.8	$(20.4)	$335.4

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, and Sapphire Sky expiring between 2030 and 2037. The weighted-average remaining useful life of the PPAs is 11 years. See Note 2, Acquisitions, for more information on the acquisitions of Samson I and Sapphire Sky in 2023.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is five years.

2023 Form 10-K	117	WEC Energy Group, Inc.

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

Amortization related to these intangible liabilities for the years ended December 31, 2023, 2022, and 2021 was $50.6 million, $11.3 million, and $7.5 million, respectively. Amortization for the next five years is estimated to be:

	For the Years Ending December 31
(in millions)	2024	2025	2026	2027	2028
Amortization to be recorded as an increase to operating revenues	$53.4	$53.4	$53.4	$53.4	$53.4
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2023		2022	2021
Stock options	$5.3		$6.5	$6.5
Restricted stock	6.6		7.0	6.1
Performance units	(2.2)	(1)	21.3	3.1
Stock-based compensation expense	$9.7		$34.8	$15.7
Related tax benefit	$2.7		$9.6	$4.3

(1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2023, 2022, and 2021 were not significant.

Stock Options

The following is a summary of our stock option activity during 2023:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2023	2,909,939	$77.03
Granted	257,780	93.69
Exercised	(129,743)	48.44
Forfeited	(17,053)	93.34
Expired	(5,172)	91.49
Outstanding as of December 31, 2023	3,015,751	79.57	5.7	$28.7
Exercisable as of December 31, 2023	2,052,968	73.03	4.6	$28.7

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2023. This is calculated as the difference between our closing stock price on December 31, 2023, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $5.2 million, $29.2 million, and $12.9 million, respectively. The actual tax benefit from option exercises for the same years was approximately $1.4 million, $8.0 million, and $3.5 million, respectively.

As of December 31, 2023, approximately $1.7 million of unrecognized compensation cost related to unvested and outstanding stock options was expected to be recognized over the next 1.5 years on a weighted-average basis.

2023 Form 10-K	118	WEC Energy Group, Inc.

During the first quarter of 2024, the Compensation Committee awarded 283,869 non-qualified stock options with a weighted-average exercise price of $85.05 and a weighted-average grant date fair value of $16.20 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following restricted stock activity occurred during 2023:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2023	89,885	$94.73
Granted	75,453	93.69
Released	(61,782)	94.75
Forfeited	(3,158)	94.08
Outstanding and unvested as of December 31, 2023	100,398	93.95

The intrinsic value of restricted stock released was $5.8 million, $7.5 million, and $6.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The actual tax benefit from released restricted shares for the same years was $1.6 million, $2.1 million, and $1.8 million, respectively.

As of December 31, 2023, approximately $2.9 million of unrecognized compensation cost related to unvested and outstanding restricted stock was expected to be recognized over the next 1.7 years on a weighted-average basis.

During the first quarter of 2024, the Compensation Committee awarded 105,778 restricted shares to certain of our directors, officers, and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $85.05 per share.

Performance Units

During 2023, 2022, and 2021, the Compensation Committee awarded 157,035; 171,492; and 152,382 performance units, respectively, to officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $10.2 million, $20.2 million, and $27.7 million were settled during 2023, 2022, and 2021, respectively. The actual tax benefit from the distribution of performance units for the same years was $2.6 million, $5.1 million, and $6.8 million, respectively.

At December 31, 2023, we had 412,448 performance units outstanding, including dividend equivalents. A liability of $10.0 million was recorded on our balance sheet at December 31, 2023 related to these outstanding units. As of December 31, 2023, approximately $12.8 million of unrecognized compensation cost related to unvested and outstanding performance units was expected to be recognized over the next 1.9 years on a weighted-average basis.

During the first quarter of 2024, we settled performance units with an intrinsic value of $1.0 million. The actual tax benefit from the distribution of these awards was $0.2 million. In January 2024, the Compensation Committee also awarded 196,256 performance units to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

2023 Form 10-K	119	WEC Energy Group, Inc.

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

WEC Energy Group has the option to defer interest payments on its 2007 Junior Notes, from time to time, for one or more periods of up to 10 consecutive years per period. During any period in which it defers interest payments, it may not declare or pay any dividends or distributions on, or redeem, repurchase or acquire, its common stock.

See Note 13, Short-Term Debt and Lines of Credit, for discussion of certain financial covenants related to short-term debt obligations.

As of December 31, 2023, restricted net assets of our consolidated subsidiaries totaled approximately $11.4 billion. Our equity in undistributed earnings of investees accounted for by the equity method was approximately $525 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Share Purchases

During the years ended December 31, 2023, 2022, and 2021, we instructed our independent agents to purchase shares on the open market to fulfill obligations under various stock-based employee benefit and compensations plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. As a result, no new shares of common stock were issued during these years. As of January 1, 2024, we began issuing new shares of common stock to fulfill our obligations under these plans.

The following is a summary of shares purchased to fulfill exercised stock options and restricted stock awards during the years ended December 31:

(in millions)	2023	2022	2021
Shares purchased	0.2	0.7	0.4
Cost of shares purchased	$16.6	$69.2	$33.1

Common Stock Dividends

During the year ended December 31, 2023, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
January 19, 2023	March 1, 2023	$0.78	First quarter
April 20, 2023	June 1, 2023	$0.78	Second quarter
July 20, 2023	September 1, 2023	$0.78	Third quarter
October 19, 2023	December 1, 2023	$0.78	Fourth quarter

2023 Form 10-K	120	WEC Energy Group, Inc.

On January 18, 2024, our Board of Directors declared a quarterly cash dividend of $0.835 per share, which equates to an annual dividend of $3.34 per share. The dividend is payable on March 1, 2024, to shareholders of record on February 14, 2024. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2023 and 2022:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
WEC Energy Group
$0.01 par value Preferred Stock	15,000,000	—	—	$—

WE
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—

WPS
$100 par value, Preferred Stock	1,000,000	—	—	—

PGL
$100 par value, Cumulative Preferred Stock	430,000	—	—	—

NSG
$100 par value, Cumulative Preferred Stock	160,000	—	—	—
Total				$30.4

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2023	2022
Commercial paper
Amount outstanding at December 31	$2,017.2	$1,643.5
Average interest rate on amounts outstanding at December 31	5.49%	4.64%
Operating expense loans
Amount outstanding at December 31 (1)	$3.7	$3.6

(1)    Coyote Ridge, Tatanka Ridge, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during 2023, was $1,196.8 million with a weighted-average interest rate during the period of 5.29%.

WEC Energy Group, WE, WPS, WG, and PGL have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require them to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 70.0%, 65.0%, 65.0%, 65.0%, and 65.0% or less, respectively. As of December 31, 2023, all companies were in compliance with their respective ratio.

2023 Form 10-K	121	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities as of December 31:

(in millions)	Maturity	2023
Revolving credit facility (WEC Energy Group) (1)	September 2026	$1,500.0
Revolving credit facility (WEC Energy Group)	October 2024	200.0
Revolving credit facility (WE) (1)	September 2026	500.0
Revolving credit facility (WPS) (1)	September 2026	400.0
Revolving credit facility (WG) (1)	September 2026	350.0
Revolving credit facility (PGL) (1)	September 2026	350.0
Total short-term credit capacity		$3,300.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		2,017.2
Available capacity under existing facilities		$1,280.5

(1)    These revolving credit facilities have a renewal provision for two extensions, subject to lender approval. Each extension is for a period of one year.

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

2023 Form 10-K	122	WEC Energy Group, Inc.

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding (excluding finance leases) as of December 31:

	2023			2022
(in millions)	Maturity Date	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance
WEC Energy Group Senior Notes (unsecured) (1)	2024-2033	3.68%	$5,320.0	2.44%	$3,970.0
WEC Energy Group Junior Notes (unsecured) (1) (2)	2067	7.75%	500.0	6.72%	500.0
WE Debentures (unsecured)	2024-2095	4.22%	3,285.0	4.22%	3,285.0
WEPCo Environmental Trust (secured, nonrecourse) (5) (9)	2024-2035	1.58%	97.0	1.58%	105.9
WPS Senior Notes (unsecured)	2025-2051	4.11%	1,975.0	4.11%	1,975.0
WG Debentures (unsecured)	2024-2046	3.35%	790.0	3.35%	790.0
Integrys Junior Notes (unsecured)	2073	—%	—	6.00%	221.4
PGL First and Refunding Mortgage Bonds (secured) (3)	2024-2047	3.53%	2,070.0	3.41%	1,970.0
NSG First Mortgage Bonds (secured) (4)	2027-2043	3.81%	177.0	3.56%	157.0
MERC Senior Notes (unsecured)	2025-2047	3.04%	210.0	3.04%	210.0
MGU Senior Notes (unsecured)	2025-2047	3.18%	150.0	3.18%	150.0
UMERC Senior Notes (unsecured)	2029	3.26%	160.0	3.26%	160.0
Bluewater Gas Storage Senior Notes (unsecured) (5)	2024-2047	3.76%	109.8	3.76%	112.6
ATC Holding Senior Notes (unsecured)	2025-2030	4.05%	475.0	4.05%	475.0
We Power Subsidiaries Notes (secured, nonrecourse) (5) (6)	2024-2041	5.65%	856.4	5.62%	896.5
WECC Notes (unsecured)	2028	6.94%	50.0	6.94%	50.0
WECI Wind Holding I Senior Notes (secured, nonrecourse) (5) (7)	2024-2032	2.75%	307.7	2.75%	332.1
WECI Wind Holding II Senior Notes (secured, nonrecourse) (5) (8)	2024-2031	6.38%	191.4	6.38%	199.3
Total			16,724.3		15,559.8
Integrys acquisition fair value adjustment			—		1.2
Jayhawk acquisition			7.5		7.3
Unamortized debt issuance costs			(80.2)		(81.8)
Unamortized discount, net and other			(20.5)		(22.3)
Total long-term debt, including current portion (10)			16,631.1		15,464.2
Current portion of long-term debt			(1,264.2)		(808.5)
Total long-term debt			$15,366.9		$14,655.7

(1)    In connection with our outstanding 2007 Junior Notes, we executed an RCC, which we amended on June 29, 2015, for the benefit of persons that buy, hold, or sell a specified series of our long-term indebtedness (covered debt). Our 6.20% Senior Notes due April 1, 2033 have been designated as the covered debt under the RCC. The RCC provides that we may not redeem, defease, or purchase, and that our subsidiaries may not purchase, any 2007 Junior Notes on or before May 15, 2037, unless, subject to certain limitations described in the RCC, we have received a specified amount of proceeds from the sale of qualifying securities. The terms of the RCC have been previously satisfied.

(2)    Variable interest rates reset quarterly. The rates were 7.75% and 6.72% as of December 31, 2023 and 2022, respectively.

(3)    PGL's First Mortgage Bonds are subject to the terms and conditions of PGL's First Mortgage Indenture dated January 2, 1926, as supplemented. Under the terms of the Indenture, substantially all property owned by PGL is pledged as collateral for these outstanding debt securities.

PGL has used certain First Mortgage Bonds to secure tax exempt interest rates. The Illinois Finance Authority has issued Tax Exempt Bonds, and the proceeds from the sale of these bonds were loaned to PGL. In return, PGL issued $100 million of collateralized First Mortgage Bonds.

(4)    NSG's First Mortgage Bonds are subject to the terms and conditions of NSG's First Mortgage Indenture dated April 1, 1955, as supplemented. Under the terms of the Indenture, substantially all property owned by NSG is pledged as collateral for these outstanding debt securities.

(5)    The long-term debt of Bluewater, WECI Wind Holding I, WECI Wind Holding II, WEPCo Environmental Trust, and We Power's subsidiaries requires periodic principal payments.

(6)    We Power's subsidiaries' senior notes are secured by a collateral assignment of the leases between We Power's subsidiaries and WE related to PWGS and ERGS, as applicable.

2023 Form 10-K	123	WEC Energy Group, Inc.

(7)    WECI Wind Holding I's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries, as well as a pledge of equity in WECI Wind Holding I.

(8)    WECI Wind Holding II's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries, as well as a pledge of equity in WECI Wind Holding II.

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

(10)    The amount of long-term debt on our balance sheets includes finance lease obligations of $145.9 million and $183.2 million at December 31, 2023 and 2022, respectively.

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

For our $500 million of 2007 Junior Notes, starting August 15, 2023, the benchmark replacement rate is the applicable tenor of three-month CME Term SOFR, as administered by the CME Group Benchmark Administration, and includes a credit spread adjustment of 0.26161% per annum. In accordance with the LIBOR Act, no contract modifications were required for our 2007 Junior Notes as the references to LIBOR were replaced by operation of law.

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

In January and February, 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes for $115.2 million with proceeds from issuing commercial paper. We recorded a $6.9 million gain related to the early settlement.

Integrys Holding, Inc.

In March 2023, Integrys repurchased $18.9 million of the $221.4 million outstanding of its 6.00% 2013 Junior Notes, prior to maturity for $18.6 million. Integrys recognized an insignificant gain on the early extinguishment of debt due to the debt being repurchased at a discount.

On August 1, 2023, Integrys redeemed the remaining $202.5 million outstanding of its 6.00% 2013 Junior Notes, prior to maturity at par value.

2023 Form 10-K	124	WEC Energy Group, Inc.

The Peoples Gas Light and Coke Company

In November 2023, PGL issued $100.0 million of 5.82% First and Refunding Mortgage Bonds, Series NNN due April 1, 2029, and used the net proceeds for general corporate purposes, including capital expenditures and the refinancing of short-term debt.

North Shore Gas Company

In November 2023, NSG issued $20.0 million of 5.82% First Mortgage Bonds, Series T due April 1, 2029, and used the net proceeds for general corporate purposes, including capital expenditures and the refinancing of short-term debt.

Maturities of Long-Term Debt Outstanding

The following table shows the long-term debt securities (excluding finance leases) maturing within one year of December 31, 2023:

(in millions)	Interest Rate	Maturity Date (1)	Principal Amount
WEC Energy Group Senior Notes (unsecured)	0.80%	March	$600.0
WG Debentures (unsecured)	2.38%	November	150.0
PGL Bonds (secured)	2.64%	November	75.0
WE Debentures (unsecured)	2.05%	December	300.0
WEPCo Environmental Trust (secured, nonrecourse)	1.58%	Semi-annually	9.0
Bluewater Gas Storage Senior Notes (unsecured)	3.76%	Semi-annually	2.9
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	4.91%	Monthly	8.0
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	5.209%	Semi-annually	15.5
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	4.673%	Semi-annually	11.7
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	6.00%	Monthly	7.0
WECI Wind Holding I Senior Notes (secured, nonrecourse)	2.75%	Semi-annually	61.3
WECI Wind Holding II Senior Notes (secured, nonrecourse)	6.38%	Semi-annually	23.8
Total			$1,264.2

(1)    Maturity dates listed as semi-annually and monthly are associated with debt that requires periodic principal payments.

The following table shows the future maturities of our long-term debt outstanding (excluding obligations under finance leases) as of December 31, 2023:

(in millions)	Payments
2024	$1,264.2
2025	1,685.5
2026	1,726.8
2027	1,230.7
2028	2,307.2
Thereafter	8,509.9
Total	$16,724.3

Certain long-term debt obligations contain financial and other covenants related to payment of principal and interest when due, maintaining certain total funded debt to capitalization ratios, and various other obligations. Failure to comply with these covenants could result in an event of default, which could result in the acceleration of outstanding debt obligations.

NOTE 15—LEASES

Obligations Under Operating Leases

We have recorded right of use assets and lease liabilities primarily associated with the following operating leases:

•Leases of office space, primarily related to several floors we are leasing in the Aon Center office building in Chicago, Illinois, through April 2029.
•Land we are leasing related to our Rothschild biomass plant through June 2051.

2023 Form 10-K	125	WEC Energy Group, Inc.

•Rail cars we are leasing to transport coal to various generating facilities through June 2027.
•Land we are leasing related to our utility and non-utility solar generation projects through May 2073.

The operating leases generally require us to pay property taxes, insurance premiums, and operating and maintenance costs associated with the leased property. Certain of our leases contain options for early termination or to renew past the initial term, as set forth in the lease agreements. These options are included in our calculation of the lease obligations if it is reasonably certain that they will be exercised.

Obligations Under Finance Leases

In accordance with ASC Subtopic 980-842, Regulated Operations – Leases (Subtopic 980-842), the timing of expense recognition associated with our finance leases is modified to conform to the rate treatment. Amortization of the right-of-use asset is modified so that the total of the imputed interest and amortization costs equals the lease expense that is allowed for rate-making purposes. The difference between this lease expense and the sum of imputed interest and unadjusted amortization costs calculated under Topic 842 is deferred as a regulatory asset on our balance sheets in accordance with Subtopic 980-842.

Land Leases – Utility Solar Generation

We have various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term of approximately 50 years. Once a solar project achieves commercial operation, the lease liability is remeasured to reflect the final total acres being leased. Our payments related to these leases are being recovered through rates.

Power Purchase Commitment

In 1997, WE entered into a 25-year PPA with LSP-Whitewater Limited Partnership. The contract, for 236.5 MWs of firm capacity from a natural gas-fired cogeneration facility, included zero minimum energy requirements. The PPA expired on May 31, 2022; however, in November 2021, WE entered into a tolling agreement with LSP-Whitewater Limited Partnership that commenced on June 1, 2022. Concurrent with the execution of the tolling agreement, WE and WPS entered into an asset purchase agreement to acquire the natural gas-fired cogeneration facility and the acquisition closed effective January 1, 2023. See Note 2, Acquisitions, for more information. Both the PPA and the tolling agreement were accounted for as a finance lease prior to the acquisition.

2023 Form 10-K	126	WEC Energy Group, Inc.

Amounts Recognized in the Financial Statements and Other Information

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2023	2022	2021
Finance lease expense
Amortization of right of use assets (1)	$—	$6.0	$8.1
Interest on lease liabilities (2)	0.8	0.9	1.6
Operating lease expense (3)	4.7	6.1	3.4
Short-term lease expense (3)	1.2	0.9	0.2
Total lease expense	$6.7	$13.9	$13.3

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$0.8	$0.9	$1.6
Operating cash flows from operating leases	6.8	5.7	5.3
Financing cash flows from finance leases	—	6.0	8.1
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities (4)	$32.8	$57.6	$73.6
Right of use assets obtained in exchange for operating lease liabilities	18.3	—	0.5

Weighted-average remaining lease term – finance leases	49.4 years	30.0 years	20.5 years
Weighted-average remaining lease term – operating leases	22.4 years	12.0 years	12.5 years

Weighted-average discount rate – finance lease (5)	5.3%	3.9%	2.4%
Weighted average discount rate – operating leases (5)	5.8%	3.4%	3.4%

(1)    Amortization of right of use assets was included as a component of depreciation and amortization expense.

(2)    Interest on lease liabilities was included as a component of interest expense.

(3)    Operating and short-term lease expense were included as a component of other operation and maintenance expense.

(4)    Amounts are net of any reductions to right of use assets and finance lease liabilities resulting from remeasurements.

(5)    Because our leases do not provide an implicit rate of return, we used the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

2023 Form 10-K	127	WEC Energy Group, Inc.

The following table summarizes our finance and operating lease right of use assets and obligations at December 31:

(in millions)	2023	2022	Balance Sheet Location
Right of use assets
Operating lease right of use assets, net	$32.0	$15.7	Other long-term assets

Finance lease right of use assets, net
Power purchase commitment (1)	$—	$71.8
Land leases – utility solar generation	132.7	102.4
Other	1.1	1.1
Total finance lease right of use assets, net (2)	$133.8	$175.3	Property, plant, and equipment, net

Lease obligations
Current operating lease liabilities	$4.7	$4.0	Other current liabilities

Long-term operating lease liabilities	$38.8	$25.4	Other long-term liabilities

Current finance lease liabilities
Power purchase commitment (1)	$—	$72.7	Current portion of long-term debt

Long-term finance lease liabilities
Land leases – utility solar generation	$144.8	$109.3
Other	1.1	1.2
Total long-term finance lease liabilities	$145.9	$110.5	Long-term debt

(1)    Effective January 1, 2023, WE and WPS closed on the acquisition of Whitewater. See discussion above for more information.

(2)    Amounts are net of accumulated amortization of $6.1 million and $146.3 million at December 31, 2023 and 2022, respectively.

Future minimum lease payments under our operating and finance leases and the present value of our net minimum lease payments as of December 31, 2023, were as follows:

(in millions)	Total Operating Leases	Land Leases - Utility Solar Generation	Other	Total Finance Leases
2024	$6.4	$4.7	$0.1	$4.8
2025	5.6	6.0	0.1	6.1
2026	5.8	6.1	0.1	6.2
2027	5.7	6.2	0.1	6.3
2028	5.5	6.4	0.1	6.5
Thereafter	71.0	465.8	2.5	468.3
Total minimum lease payments	100.0	495.2	3.0	498.2
Less: Interest	(56.5)	(350.4)	(1.9)	(352.3)
Present value of minimum lease payments	43.5	144.8	1.1	145.9
Less: Short-term lease liabilities	(4.7)	—	—	—
Long-term lease liabilities	$38.8	$144.8	$1.1	$145.9

As of February 22, 2024, we have not entered into any material leases that have not yet commenced.

2023 Form 10-K	128	WEC Energy Group, Inc.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for the years ended December 31:

(in millions)	2023	2022	2021
Current tax expense (benefit)	$(14.8)	$50.2	$93.9
Deferred income taxes, net	229.9	278.5	111.0
ITCs	(10.5)	(5.8)	(4.6)
Total income tax expense	$204.6	$322.9	$200.3

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2023		2022		2021
		Effective		Effective		Effective
(in millions)	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Statutory federal income tax	$322.6	21.0%	$363.5	21.0%	$315.1	21.0%
State income taxes net of federal tax benefit	94.3	6.1%	109.7	6.3%	96.1	6.4%
PTCs, net	(168.2)	(10.9)%	(107.6)	(6.2)%	(81.3)	(5.4)%
Federal excess deferred tax amortization (1)	(37.6)	(2.4)%	(36.9)	(2.1)%	(37.3)	(2.5)%
AFUDC-Equity	(12.4)	(0.8)%	(6.2)	(0.4)%	(3.8)	(0.3)%
Federal excess deferred tax amortization – Wisconsin unprotected (2)	(0.8)	(0.1)%	(0.8)	—%	(77.9)	(5.2)%
Other, net	6.7	0.4%	1.2	—%	(10.6)	(0.6)%
Total income tax expense	$204.6	13.3%	$322.9	18.6%	$200.3	13.4%

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

(2)    In accordance with the rate order received from the PSCW in December 2019, our Wisconsin utilities amortized these unprotected deferred tax benefits over periods ranging from two years to four years, to reduce near-term rate impacts to their customers. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

See Note 26, Regulatory Environment, for more information about the impact of the Tax Legislation and the Wisconsin rate orders.

2023 Form 10-K	129	WEC Energy Group, Inc.

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2023	2022
Deferred tax assets
Tax gross up – regulatory items	$438.6	$459.0
Future tax benefits	160.7	187.7
Deferred revenues	84.7	86.8
Other	168.3	190.2
Total deferred tax assets	852.3	923.7
Valuation allowance	(5.0)	(1.2)
Net deferred tax assets	$847.3	$922.5

Deferred tax liabilities
Property-related	$4,198.0	$4,072.5
Investment in affiliates	915.1	839.7
Employee benefits and compensation	227.2	219.5
Deferred costs – plant retirements	199.6	212.8
Other	225.9	203.6
Total deferred tax liabilities	5,765.8	5,548.1
Deferred tax liability, net	$4,918.5	$4,625.6

Consistent with ratemaking treatment, deferred taxes related to our regulated utilities in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal and state tax benefit carryforwards as of December 31, 2023 and 2022 are summarized in the tables below:

2023 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2023
Federal tax credit	$—	$153.0	$—	2042
State net operating loss	62.6	3.8	(1.1)	2032
Other state benefits	—	3.9	(3.9)	2024
Balance as of December 31, 2023	$62.6	$160.7	$(5.0)

2022 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2022
Federal tax credit	$—	$176.4	$—	2041
State net operating loss	72.6	4.5	(1.2)	2032
Other state benefits	—	6.8	—	2023
Balance as of December 31, 2022	$72.6	$187.7	$(1.2)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Balance as of January 1	$6.3	$6.8	$11.9
Additions for tax positions of prior years	0.2	0.3	—
Additions based on tax positions related to the current year	—	0.4	1.6
Reductions for tax positions of prior years	(1.9)	(1.2)	(6.7)
Balance as of December 31	$4.6	$6.3	$6.8

2023 Form 10-K	130	WEC Energy Group, Inc.

The amount of unrecognized tax benefits as of December 31, 2023 and 2022, excludes deferred tax assets related to uncertainty in income taxes of $1.1 million and $1.3 million, respectively. As of December 31, 2023 and 2022, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was $3.6 million and $5.1 million, respectively.

Interest accrued related to unrecognized tax benefits is as follows:

(in millions)	2023	2022	2021
Balance as of January 1	$0.5	$0.1	$0.5
Interest expense (income) related to unrecognized tax benefits	0.1	0.4	(0.4)
Balance as of December 31	$0.6	$0.5	$0.1

For the years ended December 31, 2023, 2022, and 2021, we recognized no penalties related to unrecognized tax benefits in our consolidated income statements. At December 31, 2023 and 2022, we had no amounts accrued for penalties related to unrecognized tax benefits.

Although analysis of our unrecognized tax benefits is ongoing, the potential estimated decrease in the total amounts of unrecognized tax benefits within the next 12 months is approximately $0.6 million associated with statutes of limitations on certain tax years. We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

We file income tax returns in the United States federal jurisdiction and state tax returns based on income in our major state operating jurisdictions of Wisconsin, Illinois, Michigan, and Minnesota. We also file tax returns in other state and local jurisdictions with varying statutes of limitations. As of December 31, 2023, with a few exceptions, we were subject to examination by federal and state or local tax authorities for the 2019 through 2023 tax years in our major operating jurisdictions as follows:

Jurisdiction	Years
Federal	2020–2023
Illinois	2019–2023
Michigan	2019–2023
Minnesota	2019–2023
Wisconsin	2019–2023

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.2	$8.3	$—	$10.5
FTRs and TCRs	—	—	7.2	7.2
Coal contracts	—	0.3	—	0.3
Total derivative assets	$2.2	$8.6	$7.2	$18.0

Investments held in rabbi trust	$51.7	$—	$—	$51.7

Derivative liabilities
Natural gas contracts	$70.1	$16.0	$—	$86.1
Coal contracts	—	20.3	—	20.3
Total derivative liabilities	$70.1	$36.3	$—	$106.4

2023 Form 10-K	131	WEC Energy Group, Inc.

	December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$16.3	$16.2	$—	$32.5
FTRs	—	—	7.8	7.8
Coal contracts	—	34.5	—	34.5
Total derivative assets	$16.3	$50.7	$7.8	$74.8

Investments held in rabbi trust	$50.9	$—	$—	$50.9

Derivative liabilities
Natural gas contracts	$81.4	$15.2	$—	$96.6

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs and TCRs, which are used at our electric utilities and certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy Markets and the SPP Integrated Marketplace, respectively.

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the years ended December 31, 2023 and 2021, the net unrealized gains included in earnings related to the investments held at the end of the period were $10.0 million and $16.0 million, respectively. For the year ended December 31, 2022, we recorded $12.7 million of net unrealized losses in earnings related to the investments held at the end of the period.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2023	2022	2021
Balance at the beginning of the period	$7.8	$2.4	$2.4
Purchases	21.0	23.7	6.1
Realized and unrealized net gains (losses) included in earnings (1)	(0.5)	0.5	—
Settlements	(21.1)	(18.8)	(6.1)
Balance at the end of the period	$7.2	$7.8	$2.4
Unrealized net gains (losses) included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$0.5	$(0.4)	$—

(1)    Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These realized and unrealized net gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value at December 31:

	2023		2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.4	$30.4	$22.7
Long-term debt, including current portion (1)	16,631.1	15,564.3	15,464.2	13,921.3

(1)    The carrying amount of long-term debt excludes finance lease obligations of $145.9 million and $183.2 million at December 31, 2023 and 2022, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

2023 Form 10-K	132	WEC Energy Group, Inc.

NOTE 18—DERIVATIVE INSTRUMENTS

Derivative assets and liabilities are included in the other current and other long-term line items on our balance sheets. The following table shows our derivative assets and derivative liabilities. None of the derivatives shown below were designated as hedging instruments.

	December 31, 2023		December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$10.4	$78.1	$32.5	$88.2
FTRs and TCRs	7.2	—	7.8	—
Coal contracts	0.3	10.9	18.9	—
Total current	17.9	89.0	59.2	88.2

Long-term
Natural gas contracts	0.1	8.0	—	8.4
Coal contracts	—	9.4	15.6	—
Total long-term	0.1	17.4	15.6	8.4
Total	$18.0	$106.4	$74.8	$96.6

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

	December 31, 2023		December 31, 2022		December 31, 2021
(in millions)	Volumes	Gains (Losses)	Volumes	Gains	Volumes	Gains
Natural gas contracts	198.0 Dth	$(259.1)	183.3 Dth	$299.5	197.6 Dth	$136.5
FTRs and TCRs	30.2 MWh	25.9	27.2 MWh	11.8	28.2 MWh	17.7
Total		$(233.2)		$311.3		$154.2

At December 31, 2023 and 2022, we had posted cash collateral of $100.3 million and $122.4 million, respectively.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2023			December 31, 2022
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$18.0	$106.4		$74.8	$96.6
Gross amount not offset on the balance sheet	(3.1)	(71.0)	(1)	(17.5)	(82.5)	(2)
Net amount	$14.9	$35.4		$57.3	$14.1

(1)    Includes cash collateral posted of $67.9 million.

(2)    Includes cash collateral posted of $65.0 million.

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

We also previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to

2023 Form 10-K	133	WEC Energy Group, Inc.

amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings.

The derivative gains and losses related to these swap agreements recognized in other comprehensive income and reclassified from accumulated other comprehensive loss to interest expense during the years ended December 31, 2023, 2022, and 2021 were not significant. At December 31, 2023, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 19—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at December 31, 2023	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$122.4	$24.7	$—	$97.7
Surety bonds (2)	33.6	33.6	—	—
Other guarantees (3)	11.6	—	—	11.6
Total guarantees	$167.6	$58.3	$—	$109.3

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

2023 Form 10-K	134	WEC Energy Group, Inc.

The following tables provide a reconciliation of the changes in our plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Change in benefit obligation
Obligation at January 1	$2,315.9	$3,136.6	$402.3	$530.2
Service cost	24.0	50.8	9.8	14.3
Interest cost	122.3	91.8	21.6	15.4
Participant contributions	—	—	11.8	12.5
Plan amendments	—	—	—	0.2
Actuarial (gain) loss	81.9	(682.3)	45.9	(127.9)
Benefit payments	(191.7)	(281.0)	(46.0)	(45.7)
Federal subsidy on benefits paid	N/A	N/A	1.5	1.4
Transfer	—	—	1.2	1.9
Obligation at December 31	$2,352.4	$2,315.9	$448.1	$402.3

Change in fair value of plan assets
Fair value at January 1	$2,628.0	$3,328.9	$835.3	$1,000.2
Actual return on plan assets	214.9	(431.3)	76.4	(135.4)
Employer contributions net of plan transfer (1)	14.6	11.4	(47.9)	3.7
Participant contributions	—	—	11.8	12.5
Benefit payments	(191.7)	(281.0)	(46.0)	(45.7)
Fair value at December 31	$2,665.8	$2,628.0	$829.6	$835.3
Funded status at December 31	$313.4	$312.1	$381.5	$433.0

(1)    Employer contribution includes a $50.0 million transfer out of the WEC Energy Group Retiree Welfare Plan, in 2023, associated with the overfunded position of this plan.

In 2023, we had actuarial losses related to our pension benefit obligations of $81.9 million and actuarial gains in 2022 of $682.3 million. The primary driver for the actuarial loss was a lower discount rate in 2023. Partially offsetting the loss in 2023, was higher than expected asset returns. The discount rate for our pension benefits was 5.19%, 5.49%, and 2.96% in 2023, 2022, and 2021, respectively.

In 2023, we had actuarial losses related to our OPEB benefit obligation of $45.9 million and actuarial gains in 2022 of $127.9 million. The primary driver for the actuarial loss was changes to medical trend assumptions and a lower discount rate in 2023. Partially offsetting the loss in 2023, was higher than expected asset returns. The discount rate for our OPEB benefits was 5.16%, 5.50%, and 2.92% in 2023, 2022, and 2021, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Pension and OPEB assets	$475.2	$470.6	$395.7	$446.1
Pension and OPEB obligations	161.8	158.5	14.2	13.1
Total net assets	$313.4	$312.1	$381.5	$433.0

The accumulated benefit obligation for all defined benefit pension plans was $2,279.6 million and $2,250.6 million as of December 31, 2023 and 2022, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2023	2022
Accumulated benefit obligation	$300.7	$185.7
Fair value of plan assets	147.3	32.8

2023 Form 10-K	135	WEC Energy Group, Inc.

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2023	2022
Projected benefit obligation	$306.7	$191.3
Fair value of plan assets	147.3	32.8

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2023	2022
Accumulated benefit obligation	$21.0	$20.6
Fair value of plan assets	6.9	7.4

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost (credit) as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2023	2022	2023	2022
Pre-tax accumulated other comprehensive income (loss) (1)
Net actuarial loss (gain)	$12.7	$12.2	$(1.2)	$(1.6)
Prior service credits	—	—	—	—
Total	$12.7	$12.2	$(1.2)	$(1.6)

Net regulatory assets (liabilities) (2)
Net actuarial loss (gain)	$688.9	$669.2	$(166.3)	$(200.8)
Prior service credits	(2.2)	(2.1)	(29.3)	(44.2)
Total	$686.7	$667.1	$(195.6)	$(245.0)

(1)    Amounts related to the nonregulated entities are included in accumulated other comprehensive loss.

(2)    Amounts related to the utilities and WBS are recorded as net regulatory assets or liabilities.

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$24.0	$50.8	$54.3	$9.8	$14.3	$15.7
Interest cost	122.3	91.8	87.5	21.6	15.4	14.5
Expected return on plan assets	(187.4)	(208.0)	(200.9)	(53.0)	(68.9)	(66.0)
Plan settlement	1.3	6.2	3.9	—	—	—
Plan curtailment	—	—	—	—	—	(6.4)
Amortization of prior service cost (credit)	—	1.6	1.6	(14.8)	(15.9)	(15.9)
Amortization of net actuarial loss (gain)	33.0	75.3	109.4	(12.3)	(24.7)	(24.4)
Net periodic benefit cost (credit)	$(6.8)	$17.7	$55.8	$(48.7)	$(79.8)	$(82.5)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2023, we recorded a $6.0 million regulatory asset for pension costs and a $14.8 million regulatory asset for OPEB costs. The above table does not reflect any adjustments for the creation of these regulatory assets.

2023 Form 10-K	136	WEC Energy Group, Inc.

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2023	2022	2023	2022
Discount rate	5.19%	5.49%	5.16%	5.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	4.84%	4.61%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	6.25%	6.50%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2031	2031
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.39%	6.00%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2030	2031

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2023	2022	2021
Discount rate	5.49%	3.18%	2.71%
Expected return on plan assets	6.62%	6.88%	6.88%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	4.62%	3.78%	3.71%

	OPEB Benefits
	2023	2022	2021
Discount rate	5.50%	2.92%	2.66%
Expected return on plan assets	6.50%	7.00%	7.00%
Assumed medical cost trend rate (Pre 65)	6.50%	5.70%	5.85%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2031	2028	2028
Assumed medical cost trend rate (Post 65)	6.00%	5.67%	5.80%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2031	2028	2028

We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market returns for each of the major target asset categories utilized in the trust. For 2024, the expected return on assets assumption is 6.62% for the pension plans and 6.50% for the OPEB plans.

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

The legacy Wisconsin Energy Corporation pension trust target asset allocations are 25% equity investments, 55% fixed income investments, and 20% private equity and real estate investments. The legacy Integrys pension trust target asset allocations are 25% equity investments, 55% fixed income investments, and 20% private equity and real estate investments. The legacy Wisconsin

2023 Form 10-K	137	WEC Energy Group, Inc.

Energy Corporation OPEB trust target asset allocations are 45% equity investments, 45% fixed income investments, and 10% real estate investments. The two largest legacy OPEB trusts for Integrys have the same target asset allocations of 45% equity investments, 45% fixed income investments, and 10% real estate investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(r), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2023
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$179.3	$—	$—	$179.3	$91.8	$—	$—	$91.8
International equity	174.0	—	—	174.0	84.6	—	—	84.6
Fixed income securities: (1)
United States bonds	—	906.6	—	906.6	91.5	203.2	—	294.7
International bonds	—	88.0	—	88.0	—	11.9	—	11.9
	353.3	994.6	—	1,347.9	267.9	215.1	—	483.0
Investments measured at net asset value:
Equity securities				407.4				182.1
Fixed income securities				124.2				47.7
Other				786.3				116.8
Total				$2,665.8				$829.6

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

	December 31, 2022
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$231.5	$—	$—	$231.5	$92.5	$—	$—	$92.5
International equity	202.2	—	—	202.2	83.9	—	—	83.9
Fixed income securities: (1)
United States bonds	—	838.7	—	838.7	129.8	145.3	—	275.1
International bonds	—	95.0	—	95.0	—	13.2	—	13.2
	433.7	933.7	—	1,367.4	306.2	158.5	—	464.7
Investments measured at net asset value:
Equity securities				466.0				186.6
Fixed income securities				101.0				65.5
Other				693.6				118.5
Total				$2,628.0				$835.3

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $13.1 million to the pension plans and $2.2 million to the OPEB plans in 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

2023 Form 10-K	138	WEC Energy Group, Inc.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2024	$207.0	$34.3
2025	199.6	34.4
2026	202.2	34.9
2027	193.9	35.4
2028	188.8	35.5
2029-2033	847.4	175.3

Savings Plans

We sponsor 401(k) savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, in which amounts are contributed to the employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $57.5 million, $54.4 million, and $51.8 million in 2023, 2022, and 2021, respectively.

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

	2023
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,884.6	$24.6	$1,909.2
Add: Earnings from equity method investment	175.1	2.4	177.5
Add: Capital contributions	63.7	—	63.7
Less: Distributions	142.6	1.9	144.5
Balance at December 31	$1,980.8	$25.1	$2,005.9

	2022
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	192.6	2.1	194.7
Add: Capital contributions	45.5	—	45.5
Less: Distributions	120.4	—	120.4
Balance at December 31	$1,884.6	$24.6	$1,909.2

	2021
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,733.5	$30.8	$1,764.3
Add: Earnings (loss) from equity method investment	166.4	(8.3)	158.1
Less: Distributions	133.0	—	133.0
Balance at December 31	$1,766.9	$22.5	$1,789.4

In November 2019 and May 2020, the FERC issued orders that addressed complaints related to ATC's allowed ROE. Due to the various petitions related to the complaint filed in February 2015, our financials at December 31, 2021 and 2020, included a $39.1 million liability for potential future refunds that ATC may have been required to provide. In August 2022, a decision issued by

2023 Form 10-K	139	WEC Energy Group, Inc.

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

The following table summarizes our significant related party transactions with ATC during the years ended December 31:

(in millions)	2023	2022	2021
Charges to ATC for services and construction	$17.4	$18.9	$22.9
Charges from ATC for network transmission services	377.5	363.7	361.0
Net refund (payment) from (to) ATC related to FERC ROE orders	—	(0.1)	7.3

As of December 31, 2023 and 2022, our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	2023	2022
Accounts receivable for services provided to ATC	$1.6	$1.2
Accounts payable for services received from ATC	49.9	30.4
Amounts due from ATC for transmission infrastructure upgrades (1)	46.1	26.6

(1)    The transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Year Ended December 31
(in millions)	2023	2022	2021
Income statement data
Operating revenues	$818.9	$751.2	$754.8
Operating expenses	407.6	381.5	376.2
Other expense, net	131.7	123.0	113.9
Net income	$279.6	$246.7	$264.7

(in millions)	December 31, 2023	December 31, 2022
Balance sheet data
Current assets	$115.2	$89.6
Noncurrent assets	6,337.0	5,997.8
Total assets	$6,452.2	$6,087.4

Current liabilities	$495.9	$511.9
Long-term debt	2,736.0	2,613.0
Other noncurrent liabilities	585.2	485.8
Members' equity	2,635.1	2,476.7
Total liabilities and members' equity	$6,452.2	$6,087.4

NOTE 22—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At December 31, 2023, we reported six segments, which are described below.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

2023 Form 10-K	140	WEC Energy Group, Inc.

•The other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC.

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

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the PELLC holding company, Wispark, Wisvest, WECC, and WBS.

All of our operations and assets are located within the United States. The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2023, 2022, and 2021.

	Utility Operations
2023 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,625.9	$1,557.8	$519.1	$8,702.8	$—	$190.1	$0.1	$—	$8,893.0
Intersegment revenues	—	—	—	—	—	476.4	—	(476.4)	—
Other operation and maintenance	1,531.3	397.9	94.5	2,023.7	—	80.1	5.8	(9.1)	2,100.5
Impairment related to ICC disallowances	—	178.9	—	178.9	—	—	—	—	178.9
Depreciation and amortization	851.5	237.3	43.3	1,132.1	—	188.7	20.9	(77.5)	1,264.2
Equity in earnings of transmission affiliates	—	—	—	—	177.5	—	—	—	177.5
Interest expense	601.0	88.9	15.9	705.8	19.4	94.3	257.6	(350.2)	726.9
Income tax expense (benefit)	237.4	48.6	16.3	302.3	39.0	(68.4)	(68.3)	—	204.6
Net income (loss)	852.5	140.0	48.1	1,040.6	119.1	334.8	(162.8)	—	1,331.7
Net income (loss) attributed to common shareholders	851.3	140.0	48.1	1,039.4	119.1	336.0	(162.8)	—	1,331.7
Capital expenditures and asset acquisitions	2,134.4	489.8	103.5	2,727.7	—	754.4	25.8	—	3,507.9
Total assets (1)	28,527.3	7,970.2	1,571.5	38,069.0	2,006.0	6,404.7	1,100.1	(3,640.1)	43,939.7

(1)    Total assets at December 31, 2023 reflect an elimination of $1,630.6 million for all lease activity between We Power and WE.

2023 Form 10-K	141	WEC Energy Group, Inc.

	Utility Operations
2022 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,960.5	$1,890.9	$618.5	$9,469.9	$—	$127.0	$0.5	$—	$9,597.4
Intersegment revenues	—	—	—	—	—	463.0	—	(463.0)	—
Other operation and maintenance	1,351.3	459.2	98.5	1,909.0	—	51.0	(12.9)	(9.1)	1,938.0
Depreciation and amortization	754.7	230.9	40.9	1,026.5	—	139.2	25.0	(68.1)	1,122.6
Equity in earnings of transmission affiliates	—	—	—	—	194.7	—	—	—	194.7
Interest expense	555.9	73.8	13.9	643.6	19.4	68.9	119.4	(336.2)	515.1
Income tax expense (benefit)	247.5	83.1	13.1	343.7	45.8	(20.9)	(45.7)	—	322.9
Net income (loss)	759.6	226.9	39.7	1,026.2	129.5	324.8	(70.8)	—	1,409.7
Net income (loss) attributed to common shareholders	758.4	226.9	39.7	1,025.0	129.5	324.4	(70.8)	—	1,408.1
Capital expenditures and asset acquisitions	1,610.8	484.9	101.1	2,196.8	—	483.8	16.3	—	2,696.9
Total assets (1)	27,384.0	8,101.0	1,639.6	37,124.6	1,909.4	5,320.6	774.0	(3,256.5)	41,872.1

(1)    Total assets at December 31, 2022 reflect an elimination of $1,632.9 million for all lease activity between We Power and WE.

	Utility Operations
2021 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,037.0	$1,672.8	$519.0	$8,228.8	$—	$86.7	$0.5	$—	$8,316.0
Intersegment revenues	—	—	—	—	—	452.8	—	(452.8)	—
Other operation and maintenance	1,455.2	433.5	90.4	1,979.1	—	43.1	(7.5)	(9.2)	2,005.5
Depreciation and amortization	726.9	218.1	38.1	983.1	—	125.3	25.9	(60.0)	1,074.3
Equity in earnings of transmission affiliates	—	—	—	—	158.1	—	—	—	158.1
Interest expense	555.6	66.6	6.2	628.4	19.4	71.0	92.8	(340.5)	471.1
Loss on debt extinguishment	—	—	—	—	—	—	36.3	—	36.3
Income tax expense (benefit)	119.9	79.3	11.5	210.7	32.3	3.1	(45.8)	—	200.3
Net income (loss)	707.7	223.0	35.8	966.5	106.3	276.2	(50.5)	—	1,298.5
Net income (loss) attributed to common shareholders	706.5	223.0	35.8	965.3	106.3	279.2	(50.5)	—	1,300.3
Capital expenditures and asset acquisitions	1,389.7	533.7	95.9	2,019.3	—	335.3	18.1	—	2,372.7
Total assets (1)	25,687.9	7,853.4	1,506.1	35,047.4	1,792.7	4,627.7	785.3	(3,264.6)	38,988.5

(1)    Total assets at December 31, 2021 reflect an elimination of $1,729.9 million for all lease activity between We Power and WE.

2023 Form 10-K	142	WEC Energy Group, Inc.

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

In May 2021, WEPCo Environmental Trust issued ETBs and used the proceeds to acquire environmental control property from WE. The environmental control property is recorded as a regulatory asset on our balance sheets and includes the right to impose, collect, and receive a non-bypassable environmental control charge from WE's retail electric distribution customers until the ETBs are paid in full and all financing costs have been recovered. The ETBs are secured by the environmental control property. Cash collections from the environmental control charge and funds on deposit in trust accounts are the sole sources of funds to satisfy the debt obligation. The bondholders do not have any recourse to WE or any of WE's affiliates.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheet:

(in millions)	December 31, 2023	December 31, 2022
Assets
Other current assets (restricted cash)	$0.8	$3.0
Regulatory assets	85.9	92.4
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.0	8.9
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	85.3	94.1

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At December 31, 2023 and 2022, our equity

2023 Form 10-K	143	WEC Energy Group, Inc.

investment in ATC was $1,980.8 million and $1,884.6 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At December 31, 2023 and 2022, our equity investment in ATC Holdco was $25.1 million and $24.6 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

2023 Form 10-K	144	WEC Energy Group, Inc.

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2023, including those of our subsidiaries:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2024	2025	2026	2027	2028	Later Years
Electric utility:
Nuclear	2033	$6,280.6	$600.3	$634.5	$681.6	$730.4	$782.6	$2,851.2
Coal supply and transportation	2026	549.0	358.3	164.6	26.1	—	—	—
Purchased power	2063	333.5	56.7	56.4	57.5	52.1	48.4	62.4
Other	2043	100.6	13.9	13.3	12.9	11.6	10.2	38.7
Natural gas utility:
Supply and transportation	2048	1,777.2	381.2	274.9	214.8	197.4	155.7	553.2
Non-utility energy infrastructure:
Purchased power	2050	611.8	34.4	34.8	35.9	36.7	34.8	435.2
Natural gas storage and transportation	2048	4.8	4.0	—	—	—	0.1	0.7
Total		$9,657.5	$1,448.8	$1,178.5	$1,028.8	$1,028.2	$1,031.8	$3,941.4

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

We have continued to pursue a proactive strategy to manage our environmental compliance obligations, including:

•the development of additional sources of renewable electric energy supply, battery storage, and natural gas and LNG storage facilities;
•the addition of improvements for water quality matters such as treatment technologies to meet regulatory discharge limits and improvements to our cooling water intake systems;
•the addition of emission control equipment to existing facilities to comply with ambient air quality standards and federal clean air rules;
•the protection of wetlands and waterways, biodiversity including threatened and endangered species, and cultural resources associated with construction projects;
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

2023 Form 10-K	145	WEC Energy Group, Inc.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. The EPA also sought comments on an even lower limit of 0.006 lb/MMBtu. Adoption of either of these lower limits could have an adverse effect on our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting the reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that supported the reconsideration, however, in August 2023 it announced that it is instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

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

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit timely SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a 24-month deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect in 18 months if the SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas.

We believe that we are well positioned to meet the requirements associated with the 2015 ozone standard and do not expect to incur significant costs to comply with the associated state and federal rules.

Particulate Matter

In December 2020, the EPA completed its 5-year review of the 2012 annual and 24-hour standards for fine PM and determined that no revisions were necessary to the current annual standard of 12 µg/m3 or the 24-hour standard of 35 µg/m3. All counties within our service territories are in attainment with the current 2012 standards. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from the December 2020 determination supports revising the level of the annual standard for the PM NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard. In January 2023, the EPA announced its proposed decision to revise the primary (health-based) annual PM2.5 standard from its current level of 12 µg/m3 to within the range of 9 to 10 µg/m3. The EPA also proposed not to change the current secondary (welfare-based) annual PM2.5 standard, primary and secondary 24-hour PM2.5 standards, and primary and secondary PM10 standards. The EPA did, however, take comments on the full range (between 8 and 11 µg/m3) included in the CASAC's latest report. The EPA finalized the rule on February 7, 2024 and lowered the primary annual PM2.5 level to 9 µg/m3, which could cause some nonattainment areas that may affect permitting at our facilities. The secondary and 24-hour standards remain unchanged. The EPA will designate areas as attainment and nonattainment with the new standard by early 2026. The WDNR will need to draft and submit a SIP for the EPA's approval.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. For coal plants, no standards

2023 Form 10-K	146	WEC Energy Group, Inc.

would apply under the proposed version of the rule until 2032, and after 2032 the applicable standard would depend on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the proposed rule is highly dependent on the use of hydrogen as an alternative fuel, and on carbon capture technology. For simple cycle natural gas-fired combustion turbines, the proposed version of the rule does not include applicable limits as long as the capacity factor is less than 20%. Our RICE units in Michigan and the new Weston RICE project are not affected under the rule because each RICE unit is less than 25 MWs. We continue to evaluate the proposed rule to understand the impacts to our operations. A final rule is expected in the second quarter of 2024.

In May 2023, the EPA proposed to revise the NSPS for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. Our ESG Progress Plan is heavily focused on reducing GHG emissions. The EPA has indicated that it anticipates a final rule in the second quarter of 2024.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities, local natural gas distribution companies, and underground natural gas storage facilities. In August 2023, the EPA also issued its proposed updates to amend reporting requirements for petroleum and natural gas systems, with an anticipated final rule to be issued in early 2024. We are currently evaluating the potential impact of the proposed rule, if any, on our operations.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018. We expect to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements in 2024-2025 of OCPP Units 5-8, the planned retirement by June 2026 of jointly-owned Columbia Units 1 and 2, and the planned retirement in 2031 of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to these planned power plant retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050.

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

We have received a final BTA determination for VAPP. We have received interim BTA determinations for OCPP Units 5-8 and Weston Units 3 and 4. We believe that existing technology installed at the OCPP facility meets the BTA requirements; however, depending on the timing of the permit reissuance, all four generating units at the OCPP may be retired prior to the WDNR making a final BTA decision, anticipated in 2025. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance expected in the first quarter of 2024.

2023 Form 10-K	147	WEC Energy Group, Inc.

The WDNR reissued the WPDES permit for PWGS effective October 2023. This reissued permit includes a conditional BTA determination with conditions for the existing PWGS porous dike (rock breakwater) cooling water intake structure. We do not anticipate compliance with these conditions will result in a material impact on our financial condition or the efficiency of power plant operations.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW and wet FGD wastewaters at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The two new requirements that affect WE and WPS facilities relate to discharge limits for BATW and wet FGD wastewater. Although our power plant facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications are necessary to meet the ELG rule requirements. Through 2023, compliance costs associated with the ELG rule required $105 million in capital investment. An $8 million BATW modification to OCPP Units 7 and 8 was completed and placed in-service in mid-2021, and in December 2021, the PSCW issued a Certificate of Authority approving the $89 million ERGS FGD wastewater treatment system modification. The BATW modifications, including $8 million of modifications at Weston Unit 3 completed in June 2023, did not require PSCW approval prior to construction. All of these ELG required projects were placed in-service ahead of WPDES permit deadlines.

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

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule. Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although the $89 million biological treatment system at ERGS is complete and was placed in service in December 2023 to meet the WPDES permit deadline, the timing of the project's completion did not comply with the deadline proposed by the EPA to qualify for the early adopter status. In addition, we do not believe that the biological treatment system would be compliant with the additional ZLD FGD wastewater treatment requirements as proposed. In May 2023, we submitted written comments to the EPA articulating these concerns, including the cost impact to our customers. The EPA has indicated that it anticipates issuing the final rule in the second quarter of 2024.

If the supplemental ELG rule is finalized as proposed, we anticipate that our coal-fueled facilities, including ER 1 and ER 2 that were built with ELG-compliant dry BA transport systems, will meet the BATW rule provisions.

The EPA also proposed requirements for legacy wastewaters and landfill leachate. We have reviewed the proposed requirements to determine potential costs and actions required for our facilities. We submitted comments to the EPA regarding these proposed requirements.

Waters of the United States

In January 2023, the EPA and the Army Corps (the agencies) together released a final rule effective in March 2023 that established standards for identifying which wetland or surface drainage features qualify as WOTUS based on its pre-2015 definition. The pre-2015 approach involved applying factors established through case law and agency precedents to determine whether a wetland or surface drainage feature is subject to federal jurisdiction.

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

We anticipate this final rule revision based on the Sackett decision may lead to a decreased number of projects that require Army Corps federal wetland permits. This decision also may affect the administration of some state programs. At this point, our projects

2023 Form 10-K	148	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2023	2022
Regulatory assets	$596.8	$610.7
Reserves for future environmental remediation	463.7	499.6

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. As proposed, the rule would regulate previously exempt closed landfills.

We are actively engaged with our trade organizations and provided them information to include in their comments to the EPA. The EPA has indicated that it anticipates issuing a final rule in the second quarter of 2024. As proposed, the rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs.

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

Michigan Legislation

In December 2016, Michigan enacted Act 342, which required 12.5% of the state's electric energy to come from renewables for 2019 and 2020, and energy optimization (efficiency) targets up to 1% annually. The renewable requirement increased to 15.0% for 2021 and beyond. UMERC was in compliance with its requirements under this statute as of December 31, 2023. The legislation continues

2023 Form 10-K	149	WEC Energy Group, Inc.

to allow recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

In November 2023, Michigan enacted Acts 229, 231 and 235. The acts require electric providers to file a renewable energy plan every two years and to set renewable energy portfolio targets from now until 2040. The proposed renewable energy targets include 15% through 2029, 50% from 2030 through 2034, and 60% renewable energy by 2035 and thereafter. The bill also sets clean energy standards of 80% for 2035-2039 and 100% after 2040. The bill only allows natural gas to count as clean energy if it is accompanied with carbon capture and storage. The MPSC has indicated that it will complete a study by December 2024 on the unique conditions influencing electric generation, transmission, and demand in the Upper Peninsula of Michigan, which includes the unique role of RICE units placed in service to facilitate the retirement of coal-fired generation in the Upper Peninsula of Michigan. The new acts also revise the requirement a utility must meet in filing its energy waste reduction plans. They require a utility to file a plan every two years until 2025, then every three years thereafter.

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

Consent Decrees

Wisconsin Public Service Corporation – Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to WPS, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. WPS entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. We are working with the EPA on a closeout process for the Consent Decree and expect that process to begin in 2024.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. WPL started the process to close out this Consent Decree.

2023 Form 10-K	150	WEC Energy Group, Inc.

NOTE 25—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Year Ended December 31
(in millions)	2023	2022	2021
Cash paid for interest, net of amount capitalized	$653.4	$485.2	$473.8
Cash paid (received) for income taxes, net (1)	(58.9)	52.4	33.8
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	171.3	197.4	127.8
Increase in receivables related to insurance proceeds	3.5	—	41.7
Liabilities accrued for software licensing agreement	—	7.4	—

(1)    Cash received for income taxes in 2023 includes $75 million related to PTCs that were sold to a third party.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2023	2022	2021
Cash and cash equivalents	$42.9	$28.9	$16.3
Restricted cash included in other current assets	70.1	25.6	19.6
Restricted cash included in other long-term assets	52.2	127.7	51.6
Cash, cash equivalents, and restricted cash	$165.2	$182.2	$87.5

Our restricted cash consisted of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans.

•Cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WECI Wind Holding I, WECI Wind Holding II, and WEPCo Environmental Trust.

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

NOTE 26—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2024 Limited Rate Case Re-Opener

In accordance with their rate orders approved by the PSCW in December 2022, WE, WPS, and WG filed requests for limited electric and natural gas rate case re-openers, as applicable, with the PSCW in May 2023. The WE and WPS limited electric rate case re-openers included updated fuel costs and revenue requirements for the generation projects that were previously approved by the PSCW and were placed into service in 2023 or are expected to be placed into service in 2024. WE's limited electric re-opener also included the projected savings from the retirement of the OCPP Units 5 and 6, which are expected to be retired in May 2024. WE and WG also filed a request for a limited natural gas rate case re-opener to reflect the additional revenue requirements associated with their previously approved LNG projects. WE's LNG project was placed into service in November 2023, and WG's LNG project is expected to be placed into service in 2024.

2023 Form 10-K	151	WEC Energy Group, Inc.

On December 20, 2023, the PSCW issued final written orders approving electric and natural gas rate increases and decreases, effective January 1, 2024. The final orders reflected the following:

	WE				WPS				WG
2024 incremental rate increases (decreases)
Electric (1)	$82.2	million	/	2.5%	$(32.7)	million	/	(2.6)%	N/A
Gas	$23.9	million	/	4.5%	N/A				$21.6	million	/	2.8%

(1)    Amounts reflect the impact to our Wisconsin retail electric operations and include any incremental increases (WE) or decreases (WPS) resulting from updated fuel costs.

The utilities' ROE and common equity component averages were not addressed in the limited rate case re-openers.

2023 and 2024 Rates

In April 2022, WE, WPS, and WG filed requests with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable. These requests were updated in July 2022 to reflect new developments that impacted the original proposals. The requested increases in electric rates were driven by capital investments in new wind, solar, and battery storage; capital investments in natural gas generation; reliability investments, including grid hardening projects to bury power lines and strengthen WE's distribution system against severe weather; and changes in wholesale business with other utilities. Many of these investments had already been approved by the PSCW. The requested increases in natural gas rates primarily related to capital investments previously approved by the PSCW, including LNG storage for our natural gas distribution system.

In September 2022, WE, WPS, and WG entered into settlement agreements with certain intervenors to resolve most of the outstanding issues in each utility's respective rate case; however, the PSCW declined to approve the settlement agreements. In December 2022, the PSCW issued final written orders approving electric, natural gas, and steam base rate increases, effective January 1, 2023. The final orders reflected the following:

	WE				WPS				WG
2023 base rate increase
Electric	$283.5	million	/	9.1%	$120.5	million	/	9.8%	N/A
Gas	$46.1	million	/	9.6%	$26.4	million	/	7.1%	$46.5	million	/	6.4%
Steam	$7.6	million	/	35.3%	N/A				N/A
ROE	9.8%				9.8%				9.8%
Common equity component average on a financial basis	53.0%				53.0%				53.0%

In addition to the above, the final orders included the following terms:

•The utilities will keep their current earnings sharing mechanisms, under which, if a utility earns above its authorized ROE: (i) the utility retains 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.
•WE and WPS were required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•WE and WPS will not propose any changes to their real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•WE and WPS were required to lower monthly residential and small commercial electric customer fixed charges by $1.00 and $3.33, respectively, from previously authorized rates.
•WE and WPS were required to offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•WE and WPS will continue to work with PSCW staff and other interested parties to develop alternative low income assistance programs. WE and WPS also collectively contributed $4.0 million to the Keep Wisconsin Warm Fund.
•WE, WPS, and WG were required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024.
•As discussed above, WE and WPS were authorized to file a limited electric rate case re-opener for 2024, and WE and WG were authorized to file a limited natural gas rate case re-opener for 2024.

2023 Form 10-K	152	WEC Energy Group, Inc.

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
•WE, WPS, and WG maintained their earnings sharing mechanisms for 2022, with modification. The earnings sharing mechanisms were modified to authorize the utility to retain 100.0% of the first 15 basis points of earnings above its then authorized ROE. The earnings sharing mechanisms otherwise remained as previously authorized.

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

(3)    The WE amount includes certain deferred tax expense from the Tax Legislation, and the WPS and WG amounts are net of certain deferred tax benefits from the Tax Legislation that were utilized to reduce near-term rate impact. The rate orders for all three gas utilities reflected all of the unprotected deferred tax expense and benefits from the Tax Legislation being amortized evenly over four years. For WE, approximately $5 million of previously deferred tax expense was amortized each year. For WPS and WG, approximately $5 million and $3 million, respectively, of previously deferred tax benefits was amortized each year. Unprotected deferred tax expense and benefits by their nature are eligible to be recovered from or returned to customers in a manner and timeline determined to be appropriate by our regulators.

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

2023 Form 10-K	153	WEC Energy Group, Inc.

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

The Peoples Gas Light and Coke Company and North Shore Gas Company

2023 Rate Order

On January 6, 2023, PGL and NSG filed requests with the ICC to increase their natural gas base rates. The requested rate increases were primarily driven by capital investments made to strengthen the safety and reliability of each utility’s natural gas distribution system. PGL was also seeking to recover costs incurred to upgrade its natural gas storage field and operations facilities and to continue improving customer service. PGL did not request an extension of the QIP rider as PGL will return to the traditional rate making process to recover the costs of necessary infrastructure improvements.

On November 16, 2023, the ICC issued final written orders approving base rate increases for PGL and NSG. The written orders were subsequently amended for various technical corrections. The amended written orders approved the following base rate increases:

•A $304.6 million (43.5%) base rate increase for PGL’s natural gas customers. This amount includes the recovery of costs related to PGL’s SMP that were previously being recovered under its QIP rider. PGL's new rates were effective December 1, 2023.
•An $11.0 million (11.6%) base rate increase for NSG’s natural gas customers. The new rates at NSG were not effective until February 1, 2024 as changes were required to NSG's billing system as a result of the final rate order.

The ICC approved an authorized ROE of 9.38% for both PGL and NSG, and set the common equity component average at 50.79% and 52.58% for PGL and NSG, respectively.

As part of its decisions, the ICC, among other things, disallowed $236.2 million of capital costs related to the construction and improvement of PGL’s shops and facilities and $1.7 million of capital costs related to NSG's construction of a gas infrastructure project. In addition, the ICC ordered PGL to pause spending on its SMP until the ICC has a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding on January 31, 2024.

On December 15, 2023, PGL and NSG filed an application for rehearing with the ICC requesting reconsideration of various issues in the ICC's November 16, 2023 written orders. On January 3, 2024, the ICC granted PGL and NSG a limited-scope rehearing. The rehearing will be limited to:

•the authorized spending for the completion of SMP projects that started in 2023,
•the authorized spending for emergency repairs needed to ensure the safety and reliability of our delivery system, and
•the timing of changes required to NSG's billing system.

As the ICC did not grant a rehearing on the disallowance of PGL's and NSG's capital costs, we recorded a $178.9 million non-cash impairment of our property, plant, and equipment in 2023. This amount includes $177.2 million of previously incurred disallowed costs at PGL related to its shops and facilities, and the $1.7 million of capital costs disallowed at NSG. The remaining disallowance of capital costs at PGL related to expected future spend. We anticipate appealing the ICC’s disallowance of PGL's and NSG's capital costs to the Illinois circuit court after the rehearing process is complete.

2023 Form 10-K	154	WEC Energy Group, Inc.

An ICC decision on our limited-scope rehearing is expected in the second quarter of 2024.

Third-Party Transaction Fee Adjustment Rider

In accordance with the Climate and Equitable Jobs Act that was signed into law in Illinois, effective September 15, 2021, Illinois utilities are prohibited from charging customers a fee when they elect to pay for service with a credit card. Utilities are now required to incur these expenses and seek recovery through a rate proceeding or by establishing a recovery mechanism. In December 2021, the ICC approved the use of a TPTFA rider for PGL. The TPTFA rider allowed PGL to recover the costs incurred for these third-party transaction fees prior to them being included in base rates. PGL began recovering costs under the rider on February 1, 2022. Amounts deferred under the rider were being recovered over a period of 12 months and are subject to an annual reconciliation whereby costs are reviewed by the ICC for accuracy and prudency. Effective December 1, 2023, PGL discontinued its use of the TPTFA rider and began recovering costs related to these third-party transaction fees through its base rates. NSG began recovering these costs through its base rates, effective September 15, 2021.

North Shore Gas Company 2021 Rate Order

In October 2020, NSG filed a request with the ICC to increase its natural gas rates. In September 2021, the ICC issued a written order authorizing a rate increase of $4.1 million (4.5%). The rate increase reflected a 9.67% ROE and a common equity component average of 51.58%. The natural gas rate increase was primarily driven by NSG's ongoing significant investment in its distribution system since its last rate review that resulted in revised base rates effective January 28, 2015. The new rates were effective September 15, 2021.

Qualifying Infrastructure Plant Rider

In July 2013, Illinois Public Act 98-0057, The Natural Gas Consumer, Safety & Reliability Act, became law. This law provides natural gas utilities with a cost recovery mechanism that allows collection, through a surcharge on customer bills, of prudently incurred costs to upgrade Illinois natural gas infrastructure. In January 2014, the ICC approved a QIP rider for PGL, which was in effect until December 1, 2023. As discussed above, PGL has returned to the traditional rate-making process for recovery of these costs, and they are now included in PGL's base rates.

Costs previously incurred under PGL's QIP rider are still subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2023, PGL filed its 2022 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2021, are still pending. Annual costs included in the rider have ranged from $192 million to $348 million.

As of December 31, 2023, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years, which include 2016 through 2023, will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Minnesota Energy Resources Corporation

2023 Rate Order

In November 2022, MERC initiated a rate proceeding with the MPUC to increase its retail natural gas base rates. In December 2022, the MPUC approved MERC's request for interim rates totaling $37.0 million, subject to refund. The interim rates went into effect on January 1, 2023.

On November 14, 2023, the MPUC issued a written order approving a settlement agreement MERC reached with certain intervenors. The settlement agreement reflects a natural gas base rate increase of $28.8 million (7.1%), along with a 9.65% ROE and a common equity component average of 53.0%. The natural gas rate increase was primarily driven by increased capital investments as well as inflationary pressure on operating costs. Under the terms of the settlement agreement, MERC will continue the use of its decoupling mechanism for residential customers, and it will be expanded to include certain small commercial and industrial customers. Final rates will be effective March 1, 2024.

MERC’s customers are entitled to a refund to the extent the interim rate increase exceeded the final approved rate increase. As of December 31, 2023, MERC had recorded a regulatory liability of $8.5 million for refunds due to customers. These amounts will be refunded to customers during the second quarter of 2024.

2023 Form 10-K	155	WEC Energy Group, Inc.

Michigan Gas Utilities Corporation

2024 Rate Application

On December 28, 2023, MGU provided notification to the MPSC of its intent to file an application requesting an increase to its natural gas rates. The application is expected to be filed in March 2024 and to request new rates be effective January 1, 2025. MGU is currently in the process of evaluating its rate request.

2023 Rate Order

In March 2023, MGU filed a request with the MPSC to increase its retail natural gas base rates. In August 2023, the MPSC issued a written order approving a comprehensive settlement that resolved all issues in MGU's rate case. The key terms of the settlement agreement include:

•a natural gas base rate increase of $9.9 million (4.7%);
•an ROE of 9.8%;
•a common equity component average of 51.0%; and,
•a continuation of the existing MRP rider, effective January 1, 2025 through 2027, including forecasted increased costs for those projects. MRP costs are being recovered in base rates in 2024.

The rate increase was primarily driven by capital investments made to strengthen the safety and reliability of MGU's natural gas distribution system and to provide service to additional customers. Inflationary pressure on operating costs also contributed to the rate increase. The new rates were effective January 1, 2024.

2021 Rate Order

In February 2020, MGU provided notification to the MPSC of its intent to file an application requesting an increase to MGU's natural gas rates to be effective January 1, 2021. However, MGU decided that it would delay its filing of the rate case as a result of the Coronavirus Disease – 2019 pandemic.

In May 2020, MGU filed an application with the MPSC requesting approval to defer $5.0 million of depreciation and interest expense during 2021 related to capital investments made by MGU since its last rate case. In July 2020, the MPSC issued a written order approving MGU's request. The deferral of these costs helped to mitigate the impacts from delaying the filing of the rate case.

In March 2021, MGU filed its request with the MPSC to increase its natural gas rates. In September 2021, the MPSC issued a written order approving a settlement agreement MGU reached with certain intervenors. The order authorized a rate increase of $9.3 million (6.35%) and reflected a 9.85% ROE and a common equity component average of 51.5%. The natural gas rate increase was primarily driven by MGU's significant investment in capital infrastructure since its previous rate review that resulted in revised base rates effective January 1, 2016. The order also allowed MGU to implement a rider for its MRP, which supports recovery of planned capital investment related to pipeline replacements to maintain system safety and reliability between 2023 and 2027, without having to file a rate case. All costs recovered through the rider are subject to a prudence review by the MPSC. The new rates were effective January 1, 2022.

Upper Michigan Energy Resources Corporation

2024 Rate Application

On December 28, 2023, UMERC provided notification to the MPSC of its intent to file an application requesting an increase to its electric rates. The application is expected to be filed in March 2024 and to request new rates be effective January 1, 2025. UMERC is currently in the process of evaluating its rate request.

2023 Form 10-K	156	WEC Energy Group, Inc.

Recovery of Natural Gas Costs

Due to the cold temperatures, wind, snow, and ice throughout the central part of the country during February 2021, the cost of gas purchased for our natural gas utility customers was temporarily driven significantly higher than our normal winter weather expectations. All of our utilities have regulatory mechanisms in place for recovering all prudently incurred natural gas costs.

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

PGL and NSG incurred approximately $131 million and $10 million, respectively, of natural gas costs in February 2021 in excess of the amounts included in their rates. These costs were recovered over a period of 12 months, which started on April 1, 2021. PGL's and NSG's natural gas costs were reviewed for prudency by the ICC as part of their annual natural gas cost reconciliation. In January 2023, the ICC issued written orders approving each company's 2021 reconciliation.

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. In August 2021, the MPUC issued a written order approving a joint proposal filed by MERC and four other Minnesota utilities to recover their respective excess natural gas costs. In accordance with the order, MERC recovered $10 million of these costs through its annual natural gas true-up process over a period of 12 months, and the remaining $65 million was to be recovered over a period of 27 months, both beginning in September 2021. Recovery of these costs and the issue of prudence was referred to a contested-case proceeding. In October 2022, the MPUC issued a written order approving a settlement agreement entered into by MERC and various parties related to the recovery of the extraordinary natural gas costs incurred in February 2021. Under the settlement agreement, MERC agreed to not seek recovery of $3 million of these costs. MERC substantially recovered the remaining $62 million of extraordinary natural gas costs over the previously approved 27-month recovery period.

Natural gas costs incurred at MGU and UMERC in excess of the amount included in their respective rates were not significant.

NOTE 27—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2023	2022	2021
Non-service components of net periodic benefit costs	$97.7	$104.4	$72.2
AFUDC-Equity	59.1	29.4	18.0
Gains (losses) from investments held in rabbi trust	13.7	(12.6)	18.6
Earnings (losses) from equity method investments (1)	(1.1)	9.3	19.9
Other, net	8.3	(1.7)	4.5
Other income, net	$177.7	$128.8	$133.2

(1)    Amounts do not include equity earnings of transmission affiliates as those earnings are shown as a separate line item on the income statements.

NOTE 28—NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require additional disclosures, primarily related to income taxes paid and the rate reconciliation table. The amendments require disclosures on specific categories in the rate reconciliation table, as well as additional information for reconciling items that meet a quantitative threshold. For income taxes paid, additional disclosures are required to disaggregate federal, state, and foreign income taxes paid, with additional disclosures for income taxes paid that meet a quantitative threshold. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. We plan to

2023 Form 10-K	157	WEC Energy Group, Inc.

adopt these amendments beginning with our fiscal year ending on December 31, 2025, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require additional disclosures about reportable segments on an annual and interim basis. The amendments require disclosure of significant segment expenses that are (1) regularly provided to the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The amendments also require disclosure of an amount for other segment items and a description of its composition. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2024, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. These pronouncements provide temporary optional expedients and exceptions for applying GAAP principles to contract modifications and hedging relationships to ease the financial reporting burdens of the market transition from LIBOR and other interbank offered rates to alternative reference rates. These pronouncements were effective upon issuance on March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2024 by accounting topic. Our $500.0 million 2007 Junior Notes, which were previously subject to a variable rate based on U.S. dollar LIBOR, became subject to a variable rate based on SOFR beginning July 1, 2023. No contract modifications were required as the references to LIBOR were replaced by operation of law. See Note 14, Long-Term Debt, for more information. We do not anticipate this guidance having a significant impact on our financial statements and related disclosures.

2023 Form 10-K	158	WEC Energy Group, Inc.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our and our subsidiaries' internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our and our subsidiaries' internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

For Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, attesting to the effectiveness of our internal controls over financial reporting, see Section A of Item 8.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2023 Form 10-K	159	WEC Energy Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors – Terms Expiring in 2025 – 2024 Director Nominees for Election," "Annual Meeting Attendance and Voting Information – Stockholder Nominees and Proposals," and "Governance – Board Committees – Audit and Oversight" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Shareholders to be held May 9, 2024 (the "2024 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation Tables," "Governance – Director Compensation," and "Governance – Compensation Committee Interlocks and Insider Participation" in the 2024 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Energy Group Common Stock Ownership" in the 2024 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2023:

Plan Type	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	3,015,751	$79.57	7,763,218	(1)
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	3,015,751	$79.57	7,763,218

(1)    Includes shares available for future issuance under our Omnibus Stock Incentive Plan, all of which could be granted as awards of stock options, stock appreciation rights, performance units, restricted stock, or other stock based awards.

2023 Form 10-K	160	WEC Energy Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Governance – Additional Governance Matters – Related Party Transactions," "Proposal 1: Election of Directors – Terms Expiring in 2025 – Board Composition – Independence," and "Governance – Board Committees" in the 2024 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on the Corporate Governance section of our Company's website at www.wecenergygroup.com/govern/governance.htm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our audit and oversight committee under "Proposal 2: Ratification of Deloitte & Touche LLP as Independent Auditors for 2024 – Independent Auditors' Fees and Services" in the 2024 Annual Meeting Proxy Statement is incorporated herein by reference.

2023 Form 10-K	161	WEC Energy Group, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	84

	Consolidated Income Statements for the three years ended December 31, 2023, 2022, and 2021.	87

	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2023, 2022, and 2021.	88

	Consolidated Balance Sheets at December 31, 2023 and 2022.	89

	Consolidated Statements of Cash Flows for the three years ended December 31, 2023, 2022, and 2021.	90

	Consolidated Statements of Equity for the three years ended December 31, 2023, 2022, and 2021.	91

	Notes to Consolidated Financial Statements.	92

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule I, Condensed Parent Company Financial Statements, including Income Statements, Statements of Comprehensive Income, and Statements of Cash Flows for the three years ended December 31, 2023, 2022, and 2021, and Balance Sheets as of December 31, 2023 and 2022.	168

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2023, 2022, and 2021.	175

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WEC Energy Group, Inc., as amended effective May 21, 2012. (Exhibit 3.1 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

	3.2*	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended. (Exhibit 3.1 to WEC Energy Group's 06/29/15 Form 8-K.)

	3.3*	Bylaws of WEC Energy Group, Inc., as amended to January 19, 2023. (Exhibit 3.1 to WEC Energy Group's 01/20/23 Form 8-K.)

2023 Form 10-K	162	WEC Energy Group, Inc.

Number	Exhibit
4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation and the Bylaws of WEC Energy Group, Inc. (See Exhibits 3.1 and 3.3 above.)

	4.2*	Description of WEC Energy Group's Common Stock. (Exhibit 4.2 to WEC Energy Group's 12/31/2019 Form 10-K.)

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

2023 Form 10-K	163	WEC Energy Group, Inc.

Number	Exhibit
4.19*
Securities Resolution No. 4 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, dated as of March 17, 2003. (Exhibit 4.12 filed with Post-Effective Amendment No. 1 to Wisconsin Energy Corporation's Registration Statement on Form S-3 (File No. 333-69592), filed March 20, 2003.)

	4.20*	Securities Resolution No. 5 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of May 8, 2007. (Exhibit 4.1 to Wisconsin Energy Corporation's 05/08/07 Form 8-K.)

	4.21*	Securities Resolution No. 6 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of June 4, 2015. (Exhibit 4.1 to Wisconsin Energy Corporation's 06/04/15 Form 8-K.)

	4.22*	Securities Resolution No. 10 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of October 5, 2020. (Exhibit 4.1 to WEC Energy Group's 10/05/20 Form 8-K.)

	4.23*	Securities Resolution No. 11 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of March 16, 2021. (Exhibit 4.1 to WEC Energy Group's 03/19/21 Form 8-K.)

	4.24*	Securities Resolution No. 12 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of December 6, 2021. (Exhibit 4.1 to WEC Energy Group's 12/13/21 Form 8-K.)

	4.25*	Securities Resolution No. 13 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of September 22, 2022. (Exhibit 4.1 to WEC Energy Group's 9/27/22 Form 8-K.)

	4.26*	Securities Resolution No. 14 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of January 9, 2023. (Exhibit 4.1 to WEC Energy Group's 01/11/23 Form 8-K.)

	4.27*	Securities Resolution No. 15 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of September 12, 2023. (Exhibit 4.1 to WEC Energy Group's 09/12/23 Form 8-K.)

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

2023 Form 10-K	164	WEC Energy Group, Inc.

Number	Exhibit
10	Material Contracts

	10.1*	WEC Energy Group Supplemental Pension Plan, Amended and Restated Effective as of January 1, 2018.**

	10.2*	Legacy Wisconsin Energy Corporation Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2018.**

	10.3*	WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018.**

	10.4	Amendment dated as of December 20, 2023 to the WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018.**

	10.5*	Legacy Wisconsin Energy Corporation Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.4 to WEC Energy Group's 12/31/16 Form 10-K.)**

	10.6*	WEC Energy Group Directors' Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2017. (Exhibit 10.5 to WEC Energy Group's 12/31/16 Form 10-K.)**

	10.7*	WEC Energy Group Non-Qualified Retirement Savings Plan, Amended and Restated Effective as of January 1, 2018.**

	10.8*	WEC Energy Group Supplemental Long Term Disability Plan, Amended and Restated Effective as of January 1, 2017.**

	10.9*	WEC Energy Group Short-Term Performance Plan, Amended and Restated Effective as of January 1, 2019.**

10.10*
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

	10.11*	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K.)**

	10.12*	Letter Agreement by and between WEC Energy Group, Inc. and Gale E. Klappa, dated as of October 21, 2020. (Exhibit 10.1 to WEC Energy Group's 10/21/2020 Form 8-K.)**

	10.13*	Letter Agreement by and between WEC Energy Group, Inc. and Gale E. Klappa, dated as of November 8, 2023. (Exhibit 10.1 to WEC Energy Group's 11/09/2023 Form 8-K.)**

	10.14*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)**

	10.15*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q.)**

	10.16*	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022. (Exhibit 10.16 to WEC Energy Group's 12/31/21 Form 10-K.)**

	10.17.1*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated effective as of January 1, 2016. (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.17.2*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's 5/11/21 Form 8-K.)**

	10.18*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K.)**

2023 Form 10-K	165	WEC Energy Group, Inc.

Number	Exhibit
	10.19*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2023. (Exhibit 10.1 to WEC Energy Group's 12/02/22 Form 8-K.)**

10.20*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)**

10.21*
2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.22*	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.23*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.3 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.24*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan (1 Year Vesting). (Exhibit 10.4 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.25*	Director Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.5 to WEC Energy Group's 06/30/21 Form 10-Q.)**

10.26*
Port Washington I Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.7 to WE's 06/30/03 Form 10-Q (File No. 001-01245).)

10.27*
Port Washington II Facility Lease Agreement between Port Washington Generating Station, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of May 28, 2003. (Exhibit 10.8 to WE's 06/30/03 Form 10-Q (File No. 001-01245).)

10.28*
Elm Road I Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.56 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.29*
Elm Road II Facility Lease Agreement between Elm Road Generating Station Supercritical, LLC, as Lessor, and Wisconsin Electric Power Company, as Lessee, dated as of November 9, 2004. (Exhibit 10.57 to Wisconsin Energy Corporation's 12/31/04 Form 10-K.)

10.30*
Point Beach Nuclear Plant Power Purchase Agreement between FPL Energy Point Beach, LLC and Wisconsin Electric Power Company, dated as of December 19, 2006 (the "PPA"). (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/08 Form 10-Q.)

10.31*
Letter Agreement between Wisconsin Electric Power Company and FPL Energy Point Beach, LLC dated October 31, 2007, which amends the PPA. (Exhibit 10.45 to Wisconsin Energy Corporation's 12/31/07 Form 10-K.)

	10.32*	Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2016. (Exhibit 10.1 to WEC Energy Group's 06/30/16 Form 10-Q.)**

	10.33*	Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 06/30/17 Form 10-Q.)**

21	Subsidiaries of the Registrant

	21.1	Subsidiaries of WEC Energy Group.

23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WEC Energy Group.

2023 Form 10-K	166	WEC Energy Group, Inc.

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation

	97.1	Incentive-Based Compensation Clawback Policy ("Rule 10D-1 Policy")

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2023 Form 10-K	167	WEC Energy Group, Inc.

SCHEDULE I
CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
WEC ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. INCOME STATEMENTS

Year Ended December 31
(in millions)	2023	2022	2021
Operating expenses (income)	$2.5	$(1.6)	$12.0
Equity earnings of subsidiaries	1,502.5	1,473.0	1,367.0
Other income, net	19.6	2.4	1.7
Interest expense	260.8	109.6	70.2
Loss on debt extinguishment	—	—	23.1
Income before income taxes	1,258.8	1,367.4	1,263.4
Income tax benefit	72.9	40.7	36.9
Net income attributed to common shareholders	$1,331.7	$1,408.1	$1,300.3

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2023 Form 10-K	168	WEC Energy Group, Inc.

B. STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2023	2022	2021
Net income attributed to common shareholders	$1,331.7	$1,408.1	$1,300.3

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Net derivative gain, net of tax	—	—	0.6
Reclassification of realized net derivative (gain) loss to net income, net of tax	(0.3)	(0.3)	0.9
Cash flow hedges, net	(0.3)	(0.3)	1.5

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax	(0.2)	(0.8)	0.4
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	0.2	0.3
Defined benefit plans, net	(0.1)	(0.6)	0.7

Other comprehensive income (loss) from subsidiaries, net of tax	(0.5)	(2.7)	1.4

Other comprehensive income (loss), net of tax	(0.9)	(3.6)	3.6

Comprehensive income attributed to common shareholders	$1,330.8	$1,404.5	$1,303.9

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2023 Form 10-K	169	WEC Energy Group, Inc.

C. BALANCE SHEETS

At December 31
(in millions)	2023	2022
Assets
Current assets
Accounts receivable from related parties	$2.7	$0.7
Notes receivable from related parties	16.0	30.9
Prepaid income taxes	—	35.4
Other	0.2	0.1
Current assets	18.9	67.1

Long-term assets
Investments in subsidiaries	18,307.2	16,533.4
Note receivable from WECI	430.0	—
Other	22.9	24.2
Long-term assets	18,760.1	16,557.6
Total assets	$18,779.0	$16,624.7

Liabilities and Equity
Current liabilities
Short-term debt	$697.0	$399.7
Current portion of long-term debt	600.0	700.0
Accounts payable to related parties	2.9	2.0
Notes payable to related parties	459.6	332.5
Other	73.2	31.8
Current liabilities	1,832.7	1,466.0

Long-term liabilities
Long-term debt	5,192.8	3,747.2
Other	29.3	34.6
Long-term liabilities	5,222.1	3,781.8

Common shareholders' equity	11,724.2	11,376.9
Total liabilities and equity	$18,779.0	$16,624.7

The accompanying notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2023 Form 10-K	170	WEC Energy Group, Inc.

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2023	2022	2021
Operating activities
Net income attributed to common shareholders	$1,331.7	$1,408.1	$1,300.3
Reconciliation to cash provided by operating activities
Equity income in subsidiaries, net of distributions	(566.8)	(437.4)	(571.3)
Deferred income taxes, net	(3.8)	11.6	(1.9)
Loss on debt extinguishment	—	—	23.1
Change in –
Accounts receivable from related parties	(2.0)	(0.1)	0.1
Prepaid income taxes	35.4	21.1	(2.1)
Other current assets	(0.1)	—	—
Accounts payable to related parties	0.9	(3.5)	(26.2)
Accrued interest	42.1	15.4	0.4
Other current liabilities	(0.7)	(5.1)	8.2
Other, net	14.4	5.8	(2.5)
Net cash provided by operating activities	851.1	1,015.9	728.1

Investing activities
Capital contributions to subsidiaries	(1,807.4)	(1,099.7)	(734.0)
Return of capital from subsidiaries	175.2	372.9	196.1
Short-term notes receivable from related parties, net	14.9	(1.9)	81.8
Other, net	—	(2.0)	(1.1)
Net cash used in investing activities	(1,617.3)	(730.7)	(457.2)

Financing activities
Exercise of stock options	6.3	33.6	15.7
Purchase of common stock	(16.6)	(69.2)	(33.1)
Dividends paid on common stock	(984.2)	(917.9)	(854.8)
Issuance of long-term debt	2,050.0	900.0	1,100.0
Retirement of long-term debt	(700.0)	—	(300.0)
Repayment of short-term loan	—	—	(340.0)
Change in commercial paper	297.3	(336.4)	255.7
Short-term notes payable to related parties, net	127.1	112.1	(82.6)
Payments for debt extinguishment and issuance costs	(13.3)	(6.7)	(33.9)
Other, net	(0.4)	(1.2)	(1.4)
Net cash provided by (used in) financing activities	766.2	(285.7)	(274.4)

Net change in cash and cash equivalents	—	(0.5)	(3.5)
Cash and cash equivalents at beginning of year	—	0.5	4.0
Cash and cash equivalents at end of year	$—	$—	$0.5

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2023 Form 10-K	171	WEC Energy Group, Inc.

SCHEDULE I
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

NOTE 2—CASH DIVIDENDS RECEIVED FROM SUBSIDIARIES

Dividends received from our subsidiaries during the years ended December 31 were as follows:

(in millions)	2023	2022	2021
WE	$370.0	$630.0	$360.0
We Power	192.8	158.5	217.9
WG	171.0	60.0	30.0
WECI (1)	93.7	87.7	46.4
ATC Holding (2)	86.8	74.9	106.4
UMERC	21.0	17.0	—
Wispark (3)	0.4	7.5	—
Bluewater	—	—	35.0
Total	$935.7	$1,035.6	$795.7

(1)    We also received amounts classified as return of capital of $171.6 million, $363.7 million, and $164.1 million from WECI during the years ended December 31, 2023, 2022, and 2021, respectively.

(2)    We also received an amount classified as return of capital of $32.0 million from ATC Holding during the year ended December 31, 2021.

(3)    We also received amounts classified as return of capital of $3.6 million and $9.2 million from Wispark during the years ended December 31, 2023 and 2022.

NOTE 3—LONG-TERM DEBT

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2023:

(in millions)
2024	$600.0
2025	620.0
2026	1,600.0
2027	900.0
2028	950.0
Thereafter	1,150.0
Total	$5,820.0

WECC is our subsidiary and has $50.0 million of long-term notes outstanding. In a Support Agreement between WECC and us, we agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

2023 Form 10-K	172	WEC Energy Group, Inc.

NOTE 4—FAIR VALUE MEASUREMENTS

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value as of December 31:

	2023		2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term notes receivable from WECI	$430.0	$425.7	$—	$—
Long-term debt, including current portion	5,792.8	5,596.0	4,447.2	4,095.6

The fair value of our long-term notes receivable and long-term debt are categorized within Level 2 of the fair value hierarchy.

NOTE 5—GUARANTEES

The following table shows our outstanding guarantees on behalf of our subsidiaries:

	Total Amounts Committed at December 31, 2023	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting business operations (1)	$191.7	$14.4	$—	$177.3
Standby letters of credit (2)	75.1	24.5	—	50.6
Surety bonds (3)	33.6	33.6	—	—
Other guarantees (4)	11.6	—	—	11.6
Total guarantees	$312.0	$72.5	$—	$239.5

(1)    Consists of $177.3 million, $10.2 million, and $4.2 million of guarantees to support the business operations of WECI, Bluewater, and UMERC, respectively.

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

(4)    Related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2023	2022	2021
Cash paid for interest	$209.1	$88.1	$70.2
Cash received for income taxes, net	(104.5)	(72.9)	(27.9)
Significant non-cash equity transaction:
Issuance of long-term note receivable to WECI	430.0	—	—

NOTE 7—SHORT-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The following table shows our outstanding short-term notes receivable from related parties as of December 31:

(in millions)	2023	2022
UMERC	$15.2	$27.1
Wispark	0.8	1.1
Bluewater	—	2.7
Total	$16.0	$30.9

2023 Form 10-K	173	WEC Energy Group, Inc.

NOTE 8—SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

The following table shows our outstanding short-term notes payable to related parties as of December 31:

(in millions)	2023	2022
Integrys	$257.0	$115.0
WECC	109.2	106.5
WBS	91.8	111.0
Bluewater	1.6	—
Total	$459.6	$332.5

2023 Form 10-K	174	WEC Energy Group, Inc.

SCHEDULE II
WEC ENERGY GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2023	$199.3	$72.0	$88.3	$(166.1)	$193.5
December 31, 2022	198.3	86.1	62.9	(148.0)	199.3
December 31, 2021	220.1	107.4	(44.8)	(84.4)	198.3

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2023 Form 10-K	175	WEC Energy Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEC ENERGY GROUP, INC.

	By	/s/ SCOTT J. LAUBER
Date:	February 22, 2024	Scott J. Lauber
President and Chief Executive Officer

2023 Form 10-K	176	WEC Energy Group, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 22, 2024
Scott J. Lauber, President and Chief Executive Officer, and Director --
Principal Executive Officer

/s/ XIA LIU	February 22, 2024
Xia Liu, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 22, 2024
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ GALE E. KLAPPA	February 22, 2024
Gale E. Klappa, Executive Chairman and Director

/s/ AVE M. BIE	February 22, 2024
Ave M. Bie, Director

/s/ CURT S. CULVER	February 22, 2024
Curt S. Culver, Director

/s/ DANNY L. CUNNINGHAM	February 22, 2024
Danny L. Cunningham, Director

/s/ WILLIAM M. FARROW, III	February 22, 2024
William M. Farrow, III, Director

/s/ CRISTINA A. GARCIA-THOMAS	February 22, 2024
Cristina A. Garcia-Thomas, Director

/s/ MARIA C. GREEN	February 22, 2024
Maria C. Green, Director

/s/ THOMAS K. LANE	February 22, 2024
Thomas K. Lane, Director

/s/ ULICE PAYNE, JR.	February 22, 2024
Ulice Payne, Jr., Director

/s/ MARY ELLEN STANEK	February 22, 2024
Mary Ellen Stanek, Director

/s/ GLEN E. TELLOCK	February 22, 2024
Glen E. Tellock, Director

2023 Form 10-K	177	WEC Energy Group, Inc.