Form 10-Q
period 2024-03-31
WEC ENERGY GROUP, INC.
filed 2024-05-03
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2024):

Common Stock, $.01 Par Value, 315,822,587 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

03/31/2024 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CWA	Clean Water Act

03/31/2024 Form 10-Q	ii	WEC Energy Group, Inc.

ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Series A Junior Subordinated Notes Due 2067
AMI	Advanced Metering Infrastructure
CABO	Clean and Affordable Buildings Ordinance
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CIP	Conservation Improvement Program
Compensation Committee	Compensation Committee of the Board of Directors
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Delilah I	Delilah I Solar Energy Center
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center LLC
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
Red Barn	Red Barn Wind Park
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan

03/31/2024 Form 10-Q	iii	WEC Energy Group, Inc.

SMP	Safety Modernization Program
SOFR	Secured Overnight Financing Rate
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

03/31/2024 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2023 Annual Report on Form 10-K, and those identified below:

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of recent or upcoming rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

03/31/2024 Form 10-Q	1	WEC Energy Group, Inc.

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional conflicts, including those in Ukraine, Israel, and other parts of the Middle East;

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

03/31/2024 Form 10-Q	2	WEC Energy Group, Inc.

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

03/31/2024 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2024	2023
Operating revenues	$2,680.2	$2,888.1

Operating expenses
Cost of sales	927.1	1,309.7
Other operation and maintenance	530.8	534.0
Depreciation and amortization	333.4	305.5
Property and revenue taxes	75.5	69.6
Total operating expenses	1,866.8	2,218.8

Operating income	813.4	669.3

Equity in earnings of transmission affiliates	44.8	43.8
Other income, net	44.1	40.8
Interest expense	192.0	172.2
Other expense	(103.1)	(87.6)

Income before income taxes	710.3	581.7
Income tax expense	87.7	74.1
Net income	622.6	507.6

Preferred stock dividends of subsidiary	0.3	0.3
Net loss attributed to noncontrolling interests	—	0.2
Net income attributed to common shareholders	$622.3	$507.5

Earnings per share
Basic	$1.97	$1.61
Diluted	$1.97	$1.61

Weighted average common shares outstanding
Basic	315.6	315.4
Diluted	315.9	315.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2024	2023
Net income	$622.6	$507.6

Other comprehensive loss, net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	(0.1)	(0.1)
Comprehensive income	622.5	507.5

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive loss attributed to noncontrolling interests	—	0.2
Comprehensive income attributed to common shareholders	$622.2	$507.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$38.9	$42.9
Accounts receivable and unbilled revenues, net of reserves of $190.7 and $193.5, respectively	1,557.0	1,503.2
Materials, supplies, and inventories	608.6	775.2
Prepaid taxes	143.0	173.9
Other prepayments	70.9	76.8
Other	186.2	223.7
Current assets	2,604.6	2,795.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $11,275.0 and $11,073.1, respectively	31,729.8	31,581.5
Regulatory assets (March 31, 2024 and December 31, 2023 include $84.1 and $85.9, respectively, related to WEPCo Environmental Trust)	3,247.0	3,249.8
Equity investment in transmission affiliates	2,027.1	2,005.9
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	883.9	870.9
Other	382.0	383.1
Long-term assets	41,322.6	41,144.0
Total assets	$43,927.2	$43,939.7

Liabilities and Equity
Current liabilities
Short-term debt	$2,574.2	$2,020.9
Current portion of long-term debt (March 31, 2024 and December 31, 2023 include $9.0, related to WEPCo Environmental Trust)	640.5	1,264.2
Accounts payable	640.9	896.6
Other	854.1	933.1
Current liabilities	4,709.7	5,114.8

Long-term liabilities
Long-term debt (March 31, 2024 and December 31, 2023 include $85.4 and $85.3, respectively, related to WEPCo Environmental Trust)	15,375.8	15,512.8
Deferred income taxes	5,120.0	4,918.5
Deferred revenue, net	351.1	356.4
Regulatory liabilities	3,730.2	3,697.7
Intangible liabilities	581.4	594.8
Environmental remediation liabilities	448.9	463.7
AROs	377.7	374.2
Other	806.3	835.3
Long-term liabilities	26,791.4	26,753.4

Commitments and contingencies (Note 20)

Common shareholders' equity
Common stock – $0.01 par value; 325,000,000 shares authorized; 315,822,587 and 315,434,531 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,145.7	4,115.9
Retained earnings	7,971.6	7,612.8
Accumulated other comprehensive loss	(7.8)	(7.7)
Common shareholders' equity	12,112.7	11,724.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	283.0	316.9
Total liabilities and equity	$43,927.2	$43,939.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2024	2023
Operating activities
Net income	$622.6	$507.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	333.4	305.5
Deferred income taxes and ITCs, net	184.3	56.5
Contributions and payments related to pension and OPEB plans	(4.0)	(5.5)
Equity income in transmission affiliates, net of distributions	(9.1)	(6.4)
Change in –
Accounts receivable and unbilled revenues, net	(61.3)	60.7
Materials, supplies, and inventories	166.6	293.6
Collateral on deposit	17.2	(91.8)
Other current assets	19.7	89.4
Accounts payable	(229.8)	(424.7)
Other current liabilities	(44.8)	63.7
Other, net	(131.2)	(52.5)
Net cash provided by operating activities	863.6	796.1

Investing activities
Capital expenditures	(444.5)	(499.4)
Acquisition of Whitewater	—	(76.0)
Acquisition of Sapphire Sky, net of cash acquired of $0.3	—	(442.6)
Acquisition of Samson I, net of cash acquired of $5.2	—	(249.4)
Capital contributions to transmission affiliates	(12.1)	(6.1)
Proceeds from the sale of investments held in rabbi trust	14.8	10.4
Other, net	5.6	(4.8)
Net cash used in investing activities	(436.2)	(1,267.9)

Financing activities
Exercise of stock options	3.7	0.9
Issuance of common stock	19.2	—
Purchase of common stock	(2.0)	(6.9)
Dividends paid on common stock	(263.5)	(246.1)
Issuance of long-term debt	—	1,100.0
Retirement of long-term debt	(756.9)	(35.2)
Change in commercial paper	552.8	(385.4)
Purchase of additional ownership interest in Samson I from noncontrolling interest	(28.1)	—
Other, net	(1.7)	(9.7)
Net cash provided by (used in) financing activities	(476.5)	417.6

Net change in cash, cash equivalents, and restricted cash	(49.1)	(54.2)
Cash, cash equivalents, and restricted cash at beginning of period	165.2	182.2
Cash, cash equivalents, and restricted cash at end of period	$116.1	$128.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
Net income attributed to common shareholders	—	—	622.3	—	622.3	—	—	622.3
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock	—	19.2	—	—	19.2	—	—	19.2
Common stock dividends of $0.8350 per share	—	—	(263.5)	—	(263.5)	—	—	(263.5)
Exercise of stock options	—	3.7	—	—	3.7	—	—	3.7
Purchase of common stock	—	(2.0)	—	—	(2.0)	—	—	(2.0)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	4.3	—	—	4.3	—	(32.4)	(28.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	4.6	—	—	4.6	—	—	4.6
Balance at March 31, 2024	$3.2	$4,145.7	$7,971.6	$(7.8)	$12,112.7	$30.4	$283.0	$12,426.1

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
Net income attributed to common shareholders	—	—	507.5	—	507.5	—	—	507.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Common stock dividends of $0.7800 per share	—	—	(246.1)	—	(246.1)	—	—	(246.1)
Exercise of stock options	—	0.9	—	—	0.9	—	—	0.9
Purchase of common stock	—	(6.9)	—	—	(6.9)	—	—	(6.9)
Acquisition of noncontrolling interests	—	—	—	—	—	—	112.9	112.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Stock-based compensation and other	—	4.4	—	—	4.4	—	—	4.4
Balance at March 31, 2023	$3.2	$4,113.6	$7,526.7	$(6.9)	$11,636.6	$30.4	$320.7	$11,987.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2024 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2024

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

Acquisitions of Solar Generation Facilities in Texas

In March 2024, WECI signed an agreement to acquire a 90% ownership interest in Delilah I, a 300 MW solar generating facility under construction in Lamar County, Texas, for approximately $459.0 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. The transaction is subject to FERC approval and commercial operation is expected to begin by the end of the second quarter of 2024, at which time the transaction is expected to close. Delilah I is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

In February 2023, WECI completed the acquisition of an 80% ownership interest in Samson I, a commercially operational 250 MW solar generating facility in Lamar County, Texas. Samson I was acquired for $257.3 million, which included payments related to contingent consideration, transaction costs, and was net of cash acquired. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation, May 2022. Samson I qualifies for PTCs and is included in the non-utility energy infrastructure segment. In January 2024, WECI acquired an additional 10% ownership interest in Samson I for $28.1 million.

03/31/2024 Form 10-Q	9	WEC Energy Group, Inc.

Acquisitions of Electric Generation Facilities in Wisconsin

In June 2023, WE completed the acquisition of 100 MWs of West Riverside's nameplate capacity, in the first of two potential option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Prior to acquisition, WPS received approval to transfer its ownership interest rights to WE. WE's investment was $95.3 million. In addition, WPS filed an application with the PSCW in September 2023 to exercise a second option to acquire an additional 100 MWs of West Riverside's nameplate capacity. As it did with the first option, in October 2023, WPS filed for approval to assign its ownership interest pursuant to this second option to WE. The PSCW approved both requests in February 2024. WE's incremental share of this investment is expected to be approximately $100 million, with the transaction expected to close in June 2024.

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

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois, for approximately $360 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. The transaction is subject to FERC approval and commercial operation is expected to begin during the fourth quarter of 2024, at which time the transaction is expected to close. Maple Flats is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

03/31/2024 Form 10-Q	10	WEC Energy Group, Inc.

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2023 Annual Report on Form 10-K.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2024
Electric	$1,185.3	$—	$—	$1,185.3	$—	$—	$—		$1,185.3
Natural gas	586.0	603.8	173.6	1,363.4	14.5	—	(14.2)		1,363.7
Total regulated revenues	1,771.3	603.8	173.6	2,548.7	14.5	—	(14.2)		2,549.0
Other non-utility revenues	—	—	5.0	5.0	52.1	—	(1.6)		55.5
Total revenues from contracts with customers	1,771.3	603.8	178.6	2,553.7	66.6	—	(15.8)		2,604.5
Other operating revenues	7.5	62.2	6.0	75.7	104.3	—	(104.3)	(1)	75.7
Total operating revenues	$1,778.8	$666.0	$184.6	$2,629.4	$170.9	$—	$(120.1)		$2,680.2

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2023
Electric	$1,203.8	$—	$—	$1,203.8	$—	$—	$—		$1,203.8
Natural gas	784.4	577.7	245.0	1,607.1	21.3	—	(21.1)		1,607.3
Total regulated revenues	1,988.2	577.7	245.0	2,810.9	21.3	—	(21.1)		2,811.1
Other non-utility revenues	—	—	5.2	5.2	43.5	—	(1.6)		47.1
Total revenues from contracts with customers	1,988.2	577.7	250.2	2,816.1	64.8	—	(22.7)		2,858.2
Other operating revenues	8.1	22.0	(0.2)	29.9	101.4	—	(101.4)	(1)	29.9
Total operating revenues	$1,996.3	$599.7	$250.0	$2,846.0	$166.2	$—	$(124.1)		$2,888.1

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

03/31/2024 Form 10-Q	11	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2024	2023
Residential	$483.2	$486.5
Small commercial and industrial	391.7	393.6
Large commercial and industrial	217.6	229.8
Other	7.9	8.0
Total retail revenues	1,100.4	1,117.9
Wholesale	25.6	34.2
Resale	45.1	40.6
Steam	10.2	11.0
Other utility revenues	4.0	0.1
Total electric utility operating revenues	$1,185.3	$1,203.8

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2024
Residential	$397.6	$375.0	$111.4	$884.0
Commercial and industrial	191.8	107.0	54.0	352.8
Total retail revenues	589.4	482.0	165.4	1,236.8
Transportation	29.8	90.1	11.6	131.5
Other utility revenues (1)	(33.2)	31.7	(3.4)	(4.9)
Total natural gas utility operating revenues	$586.0	$603.8	$173.6	$1,363.4

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2023
Residential	$554.8	$368.9	$164.5	$1,088.2
Commercial and industrial	295.2	117.9	91.5	504.6
Total retail revenues	850.0	486.8	256.0	1,592.8
Transportation	28.9	90.1	10.9	129.9
Other utility revenues (1)	(94.5)	31.7	(21.9)	(84.7)
Total natural gas utility operating revenues	$784.4	$608.6	$245.0	$1,638.0

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities, which fluctuate by segment based on actual natural gas costs incurred at our utilities, compared with the recovery of natural gas costs that were anticipated in rates.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WPS, and WG. All amounts associated with the service agreements with WE, WPS, and WG have been eliminated at the consolidated level.

03/31/2024 Form 10-Q	12	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2024	2023
Wind generation revenues	$44.5	$36.0
We Power revenues (1)	6.0	5.9
Appliance service revenues	5.0	5.2
Total other non-utility operating revenues	$55.5	$47.1

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2024	2023
Alternative revenues (1)	$60.5	$11.8
Late payment charges	14.6	17.2
Other	0.6	0.9
Total other operating revenues	$75.7	$29.9

(1)Alternative revenues consist of amounts to be recovered or refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups. For more information about our alternative revenues, see Note 1(d), Operating Revenues, in our 2023 Annual Report on Form 10-K.

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

We have an accounts receivable and unbilled revenue balance associated with our non-utility energy infrastructure segment related to the sale of electricity from our majority-owned renewable generating facilities through agreements with several large high credit quality counterparties.

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

03/31/2024 Form 10-Q	13	WEC Energy Group, Inc.

made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at March 31, 2024 and December 31, 2023, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
March 31, 2024
Accounts receivable and unbilled revenues	$1,100.6	$516.7	$90.9	$1,708.2	$33.0	$6.5	$1,747.7
Allowance for credit losses	83.0	104.6	3.1	190.7	—	—	190.7
Accounts receivable and unbilled revenues, net (1)	$1,017.6	$412.1	$87.8	$1,517.5	$33.0	$6.5	$1,557.0

Total accounts receivable, net – past due greater than 90 days (1)	$68.2	$45.7	$1.3	$115.2	$—	$—	$115.2
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	95.0%	100.0%	—%	95.9%	—%	—%	95.9%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2023
Accounts receivable and unbilled revenues	$1,078.0	$481.5	$94.9	$1,654.4	$33.9	$8.4	$1,696.7
Allowance for credit losses	77.4	109.7	6.4	193.5	—	—	193.5
Accounts receivable and unbilled revenues, net (1)	$1,000.6	$371.8	$88.5	$1,460.9	$33.9	$8.4	$1,503.2

Total accounts receivable, net – past due greater than 90 days (1)	$51.7	$45.0	$2.1	$98.8	$—	$—	$98.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.6%	100.0%	—%	94.5%	—%	—%	94.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at March 31, 2024, $1,000.4 million, or 64.3%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended March 31, 2024 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2024	$77.4	$109.7	$6.4	$193.5
Provision for credit losses	13.8	15.1	(3.0)	25.9
Provision for credit losses deferred for future recovery or refund	15.7	1.3	—	17.0
Write-offs charged against the allowance	(35.6)	(28.0)	(1.3)	(64.9)
Recoveries of amounts previously written off	11.7	6.5	1.0	19.2
Balance at March 31, 2024	$83.0	$104.6	$3.1	$190.7

On a consolidated basis, there was a $2.8 million decrease in the allowance for credit losses at March 31, 2024, compared to January 1, 2024, driven by lower required reserve percentages at our Illinois and Other States segments as a result of an improvement in loss rates. Reserve percentages at our Wisconsin segment did not change significantly from those calculated in 2023. Largely offsetting the decrease in the allowance for credit losses, we saw an increase in past due accounts receivable balances at our Wisconsin and Illinois segments. An increase in past due balances is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31.

03/31/2024 Form 10-Q	14	WEC Energy Group, Inc.

Three Months Ended March 31, 2023 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2023	$82.0	$111.0	$6.3	$199.3
Provision for credit losses	11.2	8.5	1.3	21.0
Provision for credit losses deferred for future recovery or refund	20.4	15.2	—	35.6
Write-offs charged against the allowance	(28.9)	(23.0)	(1.6)	(53.5)
Recoveries of amounts previously written off	6.2	4.8	0.4	11.4
Balance at March 31, 2023	$90.9	$116.5	$6.4	$213.8

On a consolidated basis, there was a $14.5 million increase in the allowance for credit losses at March 31, 2023, compared to January 1, 2023, driven by an increase in past due accounts receivable balances at our Wisconsin and Illinois reportable segments. As discussed above, an increase in past due balances is a trend we generally see over the winter moratorium months.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	March 31, 2024	December 31, 2023
Regulatory assets
Pension and OPEB costs	$728.9	$731.7
Plant retirement related items	637.8	646.2
Environmental remediation costs	583.8	596.8
Income tax related items	444.5	449.9
AROs	159.8	162.0
Uncollectible expense	133.7	127.7
System support resource	110.6	113.2
Derivatives	88.7	130.3
Decoupling	87.2	27.3
Securitization	84.1	85.9
Bluewater	51.1	45.3
Energy efficiency programs	29.3	33.9
Other, net	147.4	124.5
Total regulatory assets	$3,286.9	$3,274.7

Balance sheet presentation
Other current assets	$39.9	$24.9
Regulatory assets	3,247.0	3,249.8
Total regulatory assets	$3,286.9	$3,274.7

03/31/2024 Form 10-Q	15	WEC Energy Group, Inc.

(in millions)	March 31, 2024	December 31, 2023
Regulatory liabilities
Income tax related items	$1,862.6	$1,901.8
Removal costs	1,365.4	1,329.9
Pension and OPEB benefits	300.0	299.2
Energy costs refundable through rate adjustments	119.3	72.4
Electric transmission costs	31.0	30.3
Energy efficiency programs	20.6	17.2
Uncollectible expense	19.0	21.2
Derivatives	15.2	19.2
Other, net	76.3	54.0
Total regulatory liabilities	$3,809.4	$3,745.2

Balance sheet presentation
Other current liabilities	$79.2	$47.5
Regulatory liabilities	3,730.2	3,697.7
Total regulatory liabilities	$3,809.4	$3,745.2

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 5-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 5-8 became probable. Subsequently, we have received additional approvals for electric generation facilities, including Koshkonong and 200 MWs of West Riverside. See Note 2, Acquisitions, for more information on the West Riverside acquisition and the two option exercises. OCPP Units 5 and 6 are expected to be retired by the end of May 2024, while OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of OCPP Units 5-8 was $760.0 million at March 31, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by June 2026. The total net book value of WPS's ownership share of Columbia Units 1 and 2 was $255.2 million at March 31, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC – Storm Damage

During wind storms in March and June 2023, certain sections of our Samson I solar facility incurred damage. As of March 31, 2024, we recognized an impairment of $2.3 million related to storm damage, which was offset by a $2.3 million receivable for future insurance recoveries. Although we may experience differences between periods in the timing of cash flows, we do not currently expect a significant impact to our long-term cash flows from these events.

03/31/2024 Form 10-Q	16	WEC Energy Group, Inc.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the three months ended March 31, 2024, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	283,869
Restricted shares (2)	105,778
Performance units	196,256

(1)Stock options awarded had a weighted-average exercise price of $85.05 and a weighted-average grant date fair value of $16.20 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $85.05 per share.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries, We Power, Bluewater, ATC Holding LLC (which holds our ownership interest in ATC), and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. Our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2023 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock

As of January 1, 2024, we began issuing new shares of common stock to fulfill our obligations under various stock-based employee benefit and compensations plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. During 2023, we instructed our independent agents to purchase shares on the open market to fulfill obligations under these plans. As such, no new shares of common stock were issued during the three months ended March 31, 2023.

We had the following changes to our outstanding common stock during the three months ended March 31, 2024:

Common stock shares outstanding at beginning of period	315,434,531
Shares issued:
Stock-based compensation	142,178
401(k)	124,300
Stock investment plan	121,578
Common stock shares outstanding at end of period	315,822,587

On April 18, 2024, our Board of Directors declared a quarterly cash dividend of $0.835 per share, payable on June 1, 2024, to shareholders of record on May 14, 2024.

03/31/2024 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2024	December 31, 2023
Commercial paper
Amount outstanding	$2,570.0	$2,017.2
Weighted-average interest rate on amounts outstanding	5.50%	5.49%
Operating expense loans
Amount outstanding (1)	$4.2	$3.7

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2024 was $2,014.4 million with a weighted-average interest rate during the period of 5.48%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	March 31, 2024
WEC Energy Group	September 2026	$1,500.0
WEC Energy Group	October 2024	200.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,300.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		2,570.0
Available capacity under existing agreements		$727.7

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In January and February 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes for $115.2 million with proceeds from issuing commercial paper. We recorded a $6.9 million gain related to the early settlement.

In March 2024, our $600.0 million of 0.80% Senior Notes, due March 15, 2024, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

NOTE 10—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	March 31, 2024	December 31, 2023
Materials and supplies	$330.5	$320.0
Natural gas in storage	160.0	327.8
Fossil fuel	118.1	127.4
Total	$608.6	$775.2

03/31/2024 Form 10-Q	18	WEC Energy Group, Inc.

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2024, we had a temporary LIFO liquidation debit of $4.3 million recorded within other current assets on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 11—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$149.1	21.0%	$122.1	21.0%
State income taxes net of federal tax benefit	43.4	6.1%	35.8	6.2%
PTCs, net	(88.0)	(12.4)%	(66.2)	(11.4)%
Federal excess deferred tax amortization	(15.4)	(2.2)%	(13.1)	(2.3)%
Other, net	(1.4)	(0.2)%	(4.5)	(0.8)%
Total income tax expense	$87.7	12.3%	$74.1	12.7%

The effective tax rates for the three months ended March 31, 2024 and 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above). See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information about the impact of the Tax Legislation.

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023, under this transferability provision, we entered into an agreement to sell substantially all of the PTCs we generated in 2023 to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

03/31/2024 Form 10-Q	19	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.5	$2.9	$—	$4.4
FTRs and TCRs	—	—	2.6	2.6
Coal contracts	—	0.2	—	0.2
Total derivative assets	$1.5	$3.1	$2.6	$7.2

Investments held in rabbi trust	$41.3	$—	$—	$41.3

Derivative liabilities
Natural gas contracts	$51.4	$1.2	$—	$52.6
Coal contracts	—	18.0	—	18.0
Total derivative liabilities	$51.4	$19.2	$—	$70.6

03/31/2024 Form 10-Q	20	WEC Energy Group, Inc.

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.2	$8.3	$—	$10.5
FTRs and TCRs	—	—	7.2	7.2
Coal contracts	—	0.3	—	0.3
Total derivative assets	$2.2	$8.6	$7.2	$18.0

Investments held in rabbi trust	$51.7	$—	$—	$51.7

Derivative liabilities
Natural gas contracts	$70.1	$16.0	$—	$86.1
Coal contracts	—	20.3	—	20.3
Total derivative liabilities	$70.1	$36.3	$—	$106.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs and TCRs, which are used at our electric utilities and certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy and Operating Reserves Markets and the Southwest Power Pool Integrated Marketplace, respectively.

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the three months ended March 31, 2024 and 2023, the net unrealized gains included in earnings related to the investments held at the end of the period were $3.7 million and $2.8 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2024	2023
Balance at the beginning of the period	$7.2	$7.8
Purchases	1.0	0.3
Realized and unrealized net losses included in earnings (1)	(0.8)	(0.3)
Settlements	(4.8)	(4.8)
Balance at the end of the period	$2.6	$3.0
Unrealized net gains (losses) included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$0.1	$(0.1)

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These realized and unrealized net gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$20.3	$30.4	$21.4
Long-term debt, including current portion (1)	15,871.6	14,669.6	16,631.1	15,564.3

(1)The carrying amount of long-term debt excludes finance lease obligations of $144.7 million and $145.9 million at March 31, 2024 and December 31, 2023, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

03/31/2024 Form 10-Q	21	WEC Energy Group, Inc.

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

	March 31, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$4.1	$49.5	$10.4	$78.1
FTRs and TCRs	2.6	—	7.2	—
Coal contracts	0.2	10.9	0.3	10.9
Total current	6.9	60.4	17.9	89.0

Long-term
Natural gas contracts	0.3	3.1	0.1	8.0
Coal contracts	—	7.1	—	9.4
Total long-term	0.3	10.2	0.1	17.4
Total	$7.2	$70.6	$18.0	$106.4

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

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	67.8 Dth	$(56.9)	58.7 Dth	$(75.3)
FTRs and TCRs	7.6 MWh	1.6	7.3 MWh	0.4
Total		$(55.3)		$(74.9)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2024 and December 31, 2023, we had posted cash collateral of $83.1 million and $100.3 million, respectively. These amounts were recorded on our balance sheets in other current assets.

03/31/2024 Form 10-Q	22	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$7.2	$70.6		$18.0	$106.4
Gross amount not offset on the balance sheet	(1.8)	(51.7)	(1)	(3.1)	(71.0)	(2)
Net amount	$5.4	$18.9		$14.9	$35.4

(1)Includes cash collateral posted of $49.9 million.

(2)Includes cash collateral posted of $67.9 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three months ended March 31, 2024 and 2023 were not significant. At March 31, 2024, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 14—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at March 31, 2024	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$117.3	$20.7	$—	$96.6
Surety bonds (2)	33.7	32.6	1.1	—
Other guarantees (3)	10.5	—	—	10.5
Total guarantees	$161.5	$53.3	$1.1	$107.1

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

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

03/31/2024 Form 10-Q	23	WEC Energy Group, Inc.

NOTE 15—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended March 31
(in millions)	2024	2023
Service cost	$6.7	$6.6
Interest cost	29.5	30.8
Expected return on plan assets	(45.8)	(47.4)
Amortization of prior service cost	—	0.1
Amortization of net actuarial loss	14.4	7.4
Net periodic benefit cost (credit)	$4.8	$(2.5)

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2024	2023
Service cost	$2.8	$2.5
Interest cost	5.7	5.4
Expected return on plan assets	(13.2)	(13.3)
Amortization of prior service credit	(3.4)	(3.7)
Amortization of net actuarial gain	(1.9)	(3.2)
Net periodic benefit credit	$(10.0)	$(12.3)

During the three months ended March 31, 2024, we made contributions and payments of $3.7 million related to our pension plans and $0.3 million related to our OPEB plans. We expect to make contributions and payments of $9.5 million related to our pension plans and $1.9 million related to our OPEB plans during the remainder of 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of March 31, 2024, we recorded a $10.8 million regulatory asset for pension costs and a $20.7 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 16—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at March 31, 2024. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2024.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of March 31, 2024.

Intangible Assets

At both March 31, 2024 and December 31, 2023, we had $29.3 million of indefinite-lived intangible assets, largely consisting of spectrum frequencies. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

03/31/2024 Form 10-Q	24	WEC Energy Group, Inc.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$653.9	$(79.8)	$574.1	$653.9	$(66.6)	$587.3
Proxy revenue swap (2)	7.2	(3.6)	3.6	7.2	(3.5)	3.7
Interconnection agreements (3)	4.7	(1.0)	3.7	4.7	(0.9)	3.8
Total intangible liabilities	$665.8	$(84.4)	$581.4	$665.8	$(71.0)	$594.8

(1)    Represents PPAs related to the acquisition of Blooming Grove Wind Energy Center LLC , Tatanka Ridge, Jayhawk, Thunderhead Wind Energy LLC, Samson I, and Sapphire Sky expiring between 2030 and 2037. The weighted-average remaining useful life of the PPAs is 11 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream Wind Energy LLC's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is five years.

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

Amortization related to these intangible liabilities for the three months ended March 31, 2024 and 2023, was $13.4 million and $10.4 million, respectively. Amortization for the next five years, including amounts recorded through March 31, 2024, is estimated to be:

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

	Three Months Ended March 31, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,980.8	$25.1	$2,005.9
Add: Earnings from equity method investment	44.4	0.4	44.8
Add: Capital contributions	12.1	—	12.1
Less: Distributions	35.7	—	35.7
Balance at end of period	$2,001.6	$25.5	$2,027.1

	Three Months Ended March 31, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,884.6	$24.6	$1,909.2
Add: Earnings from equity method investment	42.9	0.9	43.8
Add: Capital contributions	6.1	—	6.1
Less: Distributions	37.4	—	37.4
Balance at end of period	$1,896.2	$25.5	$1,921.7

We pay ATC for network transmission and other related services it provides. In addition, we provide a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. We are also required to initially fund the

03/31/2024 Form 10-Q	25	WEC Energy Group, Inc.

construction of transmission infrastructure upgrades needed for new generation projects. ATC owns these transmission assets and reimburses us for these costs when the new generation is placed in service.

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2024	2023
Charges to ATC for services and construction	$4.7	$3.8
Charges from ATC for network transmission services	103.3	94.5

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	March 31, 2024	December 31, 2023
Accounts receivable for services provided to ATC	$1.8	$1.6
Accounts payable for services received from ATC	49.7	49.9
Amounts due from ATC for transmission infrastructure upgrades (1)	42.1	46.1

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended March 31
(in millions)	2024	2023
Income statement data
Operating revenues	$211.9	$200.4
Operating expenses	104.8	99.1
Other expense, net	35.2	32.5
Net income	$71.9	$68.8

(in millions)	March 31, 2024	December 31, 2023
Balance sheet data
Current assets	$133.2	$115.2
Noncurrent assets	6,423.4	6,337.0
Total assets	$6,556.6	$6,452.2

Current liabilities	$587.9	$495.9
Long-term debt	2,736.3	2,736.0
Other noncurrent liabilities	562.2	585.2
Members' equity	2,670.2	2,635.1
Total liabilities and members' equity	$6,556.6	$6,452.2

NOTE 18—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At March 31, 2024, we reported six segments, which are described below.

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

03/31/2024 Form 10-Q	26	WEC Energy Group, Inc.

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

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, and WEC Business Services LLC.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2024 and 2023:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2024
External revenues	$1,778.8	$666.0	$184.6	$2,629.4	$—	$50.8	$—	$—	$2,680.2
Intersegment revenues	—	—	—	—	—	120.1	—	(120.1)	—
Other operation and maintenance	389.9	107.0	20.6	517.5	—	18.2	(3.4)	(1.5)	530.8
Depreciation and amortization	224.6	63.5	11.4	299.5	—	49.1	5.6	(20.8)	333.4
Equity in earnings of transmission affiliates	—	—	—	—	44.8	—	—	—	44.8
Interest expense	157.8	25.0	4.0	186.8	4.8	24.1	66.6	(90.3)	192.0
Income tax expense (benefit)	74.9	72.1	13.0	160.0	9.9	(23.4)	(58.8)	—	87.7
Net income	266.7	187.5	38.6	492.8	30.1	94.3	5.4	—	622.6
Net income attributed to common shareholders	266.4	187.5	38.6	492.5	30.1	94.3	5.4	—	622.3

03/31/2024 Form 10-Q	27	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2023
External revenues	$1,996.3	$599.7	$250.0	$2,846.0	$—	$42.1	$—	$—	$2,888.1
Intersegment revenues	—	—	—	—	—	124.1	—	(124.1)	—
Other operation and maintenance	380.8	113.7	24.7	519.2	—	17.8	(1.4)	(1.6)	534.0
Depreciation and amortization	207.3	58.5	10.4	276.2	—	42.7	5.1	(18.5)	305.5
Equity in earnings of transmission affiliates	—	—	—	—	43.8	—	—	—	43.8
Interest expense	150.6	21.6	4.2	176.4	4.8	19.9	55.6	(84.5)	172.2
Income tax expense (benefit)	65.9	42.0	11.2	119.1	9.7	(17.8)	(36.9)	—	74.1
Net income (loss)	257.5	113.1	33.2	403.8	29.3	88.3	(13.8)	—	507.6
Net income (loss) attributed to common shareholders	257.2	113.1	33.2	403.5	29.3	88.5	(13.8)	—	507.5

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

03/31/2024 Form 10-Q	28	WEC Energy Group, Inc.

WEPCo Environmental Trust is a VIE primarily because its equity capitalization is insufficient to support its operations. As described above, WE has the power to direct the activities that most significantly impact WEPCo Environmental Trust's economic performance. Therefore, WE is considered the primary beneficiary of WEPCo Environmental Trust, and consolidation is required.

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	March 31, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$3.2	$0.8
Regulatory assets	84.1	85.9
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.0	9.0
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.5	0.1
Long-term debt	85.4	85.3

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At March 31, 2024 and December 31, 2023, our equity investment in ATC was $2,001.6 million and $1,980.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At March 31, 2024 and December 31, 2023, our equity investment in ATC Holdco was $25.5 million and $25.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

Our minimum future commitments related to these purchase obligations as of March 31, 2024, including those of our subsidiaries, were approximately $9.5 billion.

03/31/2024 Form 10-Q	29	WEC Energy Group, Inc.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Plan

In March 2023, the EPA issued its final Good Neighbor Plan, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we are well positioned to meet the requirements.

Our RICE units in the Upper Peninsula of Michigan and Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. The EPA proposed three revisions including a proposal to lower the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. The EPA also sought comments on an even lower limit of 0.006 lb/MMBtu. Adoption of either of these lower limits could have an adverse effect on our operations. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting the reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that supported the reconsideration; however, in August 2023, the EPA announced that it is instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

The effective date for the initial nonattainment area designation was August 2018, and the attainment status is evaluated every three years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR submitted a SIP revision to the EPA in December 2022 to address the moderate nonattainment status.

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit adequate SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a May 2025 deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect in 18 months if the SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas. The WDNR intends to submit a SIP revision by the May 2025 deadline.

03/31/2024 Form 10-Q	30	WEC Energy Group, Inc.

The next attainment evaluation date is August 2024. If the moderate attainment deadline is not met, the EPA will propose the nonattainment areas in Wisconsin be redesignated as serious nonattainment based on 2021-2023 data. We are currently evaluating the impacts of the potential nonattainment redesignation on our operations.

Particulate Matter

All counties within our service territories are in attainment with current 2012 standards for fine PM2.5. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. On February 7, 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until May 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. The potential nonattainment status could impact future permitting activities for facilities in applicable locations. The impacts include the potential need for improved or new air pollution control equipment. As we transition to natural gas, this new standard is expected to have less of an impact on our units.

Climate Change

In May 2023, the EPA proposed GHG performance standards for existing fossil-fired steam generating and gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. For coal plants, no standards would apply under the proposed version of the rule until 2032, and after 2032 the applicable standard would depend on the unit's retirement date. For combined cycle natural gas plants above a 50% capacity factor, the proposed rule is highly dependent on the use of hydrogen as an alternative fuel, and on carbon capture technology. For simple cycle natural gas-fired combustion turbines, the proposed version of the rule does not include applicable limits as long as the capacity factor is less than 20%. Our RICE units in Michigan and the new Weston RICE project are not affected under the rule because each RICE unit is less than 25 MWs. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations.

In May 2023, the EPA also proposed to revise the New Source Performance Standards for GHG emissions from new, modified, and reconstructed fossil-fueled power plants. The EPA is proposing two distinct 111(b) rules – one for natural gas-fired stationary combustion turbines and the other for coal-fired units. New natural gas stationary combustion turbine units would be divided into three subcategories based on their annual capacity factor – low load, intermediate load, and base load. Our RICE units are not affected by this rule since each unit is below 25 MWs. Our ESG Progress Plan is heavily focused on reducing GHG emissions.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. The EPA had indicated it intends to draft a new rule for existing natural gas units in the near future. A non-regulatory docket has been opened by the EPA for this new rulemaking. The EPA anticipates a final rule in the second quarter of 2024.

The EPA released proposed regulations for the Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, in June 2022. In May 2023, the EPA released a supplementary proposal, which includes updates of the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The proposed revisions could impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In August 2023, the EPA also issued its proposed updates to amend reporting requirements for petroleum and natural gas systems. The EPA has indicated it anticipates a final rule in the second quarter of 2024. We cannot estimate the potential impact of the proposed rule on our operations until the rule is final.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018. We expect to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements in 2024-2025 of OCPP Units 5-8, the planned retirement by June 2026 of jointly-owned Columbia Units 1 and 2, and the planned retirement in 2031 of Weston Unit 3. See Note 6, Property, Plant, and Equipment, for more information related to these planned power plant retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050.

03/31/2024 Form 10-Q	31	WEC Energy Group, Inc.

We also continue to reduce methane emissions by improving our natural gas distribution systems, and have set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility distribution systems.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

Section 316(b) of the CWA became effective in October 2014 and requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities.

Effective in June 2020, the requirements of federal Section 316(b) of the CWA were incorporated into the Wisconsin Administrative Code. The WDNR applies this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for WE and WPS facilities.

We have received final or interim BTA determinations for all applicable generation facilities. In addition, we believe that existing technology installed at the Weston facility will result in a final BTA determination during the WPDES permit reissuance expected in the third quarter of 2024.

Steam Electric Effluent Limitation Guidelines

The EPA's ELG rule, effective January 2016 and modified in 2020, revised the treatment technology requirements related to BATW and wet FGD wastewaters at existing coal-fueled facilities and created new requirements for several types of power plant wastewaters. The two requirements that affect WE and WPS facilities relate to discharge limits for BATW and wet FGD wastewater. Although our coal-fueled facilities already have advanced wastewater treatment technologies installed that meet many of the discharge limits established by this rule, certain facility modifications were still necessary to meet all of the ELG rule requirements. Through 2023, compliance costs associated with the ELG rule required $105 million in capital investment.

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

The proposed rule would also create a subcategory for "early adopters" that have already installed a compliant biological treatment system by the date of the proposed rule. Early adopters would not be required to install further FGD wastewater treatment, provided the facility owner also agrees to permanently cease combustion of coal by December 31, 2032. Although the $89 million biological treatment system at ERGS is complete and was placed in service in December 2023 to meet the WPDES permit deadline, the timing of the project's completion did not comply with the deadline proposed by the EPA to qualify for the early adopter status. In addition, we do not believe that the biological treatment system would be compliant with the additional ZLD FGD wastewater treatment requirements as proposed. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations.

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

03/31/2024 Form 10-Q	32	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2024	December 31, 2023
Regulatory assets	$583.8	$596.8
Reserves for future environmental remediation	448.9	463.7

Coal Combustion Residuals Rule

The EPA issued a pre-publication proposed rule for CCR in May 2023 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. As proposed, the rule would regulate previously exempt closed landfills.

We are actively engaged with our trade organizations and provided them information to include in their comments to the EPA. The EPA issued a final rule in April 2024, and we are currently evaluating the impact, if any, on our operations. The rule could have a material adverse impact on our coal ash landfills and require additional remediation that has not been required under the current state programs; however, we expect the cost of any additional remediation would be recovered through future rates.

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

Consent Decrees

Wisconsin Public Service Corporation – Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to WPS, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. WPS entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. We continue to work with the EPA on a closeout process for the Consent Decree.

03/31/2024 Form 10-Q	33	WEC Energy Group, Inc.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater 4 generating unit was retired in September 2018. WPL started the process to close out this Consent Decree.

NOTE 21—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Three Months Ended March 31
(in millions)	2024	2023
Cash paid for interest, net of amount capitalized	$158.6	$107.5
Cash paid (received) for income taxes, net (1)	(83.0)	1.0
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	147.2	123.0
Common stock issued for stock-based compensation plans	6.2	—
Increase in receivables related to insurance proceeds	—	20.7

(1)    Cash received for income taxes in 2024 includes $83.4 million related to 2023 PTCs that were sold to a third party.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$38.9	$42.9
Restricted cash included in other current assets	43.6	70.1
Restricted cash included in other long-term assets	33.6	52.2
Cash, cash equivalents, and restricted cash	$116.1	$165.2

Our restricted cash consisted of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans.

•Cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEC Infrastructure Wind Holding I LLC, WEC Infrastructure Wind Holding II LLC, and WEPCo Environmental Trust.

•Cash related to WECI's ownership interests in certain renewable generation projects. These projects are required to deposit into an escrow account annually in order to fund future decommissioning.

03/31/2024 Form 10-Q	34	WEC Energy Group, Inc.

NOTE 22—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2025 and 2026 Rate Case

On April 12, 2024, WE, WPS, and WG filed requests with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2025 and January 1, 2026. The requests reflected the following:

	WE				WPS				WG
Proposed 2025 rate increase
Electric	$240.7	million	/	6.9%	$110.1	million	/	8.5%	N/A
Gas	$57.5	million	/	10.0%	$26.8	million	/	6.8%	$67.7	million	/	8.2%
Steam	$2.5	million	/	8.4%	N/A				N/A
Proposed 2026 rate increase (1)
Electric	$177.9	million	/	4.6%	$64.3	million	/	4.5%	N/A
Gas	$31.0	million	/	4.6%	$16.1	million	/	3.7%	$30.6	million	/	3.3%
Proposed ROE	10.0%				10.0%				10.0%
Proposed common equity component average on a financial basis	53.5%				53.5%				53.5%

(1)    The proposed 2026 rate increases are incremental to the currently authorized revenue plus the requested rate increases for 2025.

The primary drivers of the requested increases in electric rates are continued capital investments to transition our generation fleets from coal to renewables and natural gas-fueled generation, increased costs driven by higher inflation and interest rates, and the recovery of regulatory assets previously approved by the PSCW.

The requested increases in natural gas rates are driven by the companies' ongoing capital investments in reliability and safety projects, including LNG storage facilities, as well as the impacts from higher inflation and increased interest rates.

The utilities also proposed retaining their current earnings sharing mechanism. Under the current earnings sharing mechanism, if the utility earns above its authorized ROE: (i) the utility retains 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

A decision is expected in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025.

The Peoples Gas Light and Coke Company and North Shore Gas Company

2023 Rate Order

In January 2023, PGL and NSG filed requests with the ICC to increase their natural gas base rates. The requested rate increases were primarily driven by capital investments made to strengthen the safety and reliability of each utility’s natural gas distribution system. PGL was also seeking to recover costs incurred to upgrade its natural gas storage field and operations facilities and to continue improving customer service. PGL did not request an extension of the QIP rider as PGL returned to the traditional rate making process to recover the costs of necessary infrastructure improvements.

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

03/31/2024 Form 10-Q	35	WEC Energy Group, Inc.

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

On December 15, 2023, PGL and NSG filed an application for rehearing with the ICC requesting reconsideration of various issues in the ICC's November 16, 2023 written orders. On January 3, 2024, the ICC granted PGL and NSG a limited-scope rehearing. The rehearing is limited to the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of our delivery system.

As the ICC did not grant a rehearing on the disallowance of PGL's and NSG's capital costs, we recorded a $178.9 million non-cash impairment of our property, plant, and equipment during the fourth quarter of 2023. This amount included $177.2 million of previously incurred disallowed costs at PGL related to its shops and facilities, and the $1.7 million of capital costs disallowed at NSG. The remaining disallowance of capital costs at PGL related to expected future spend. We anticipate appealing the ICC’s disallowance of PGL's and NSG's capital costs to the Illinois Appellate Court after the rehearing process is complete.

An ICC decision on our limited-scope rehearing is expected by June 1, 2024.

Uncollectible Expense Adjustment Rider

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

As of March 31, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2023, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

Costs previously incurred under PGL's QIP rider are still subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2022, are still pending. Annual costs included in the rider have ranged from $192 million to $348 million during these open reconciliation years.

As of March 31, 2024, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years, which include 2016 through 2023, will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

03/31/2024 Form 10-Q	36	WEC Energy Group, Inc.

Minnesota Energy Resources Corporation

2023 Rate Order

In November 2022, MERC initiated a rate proceeding with the MPUC to increase its retail natural gas base rates. In December 2022, the MPUC approved MERC's request for interim rates totaling $37.0 million, subject to refund. The interim rates went into effect on January 1, 2023.

In November 2023, the MPUC issued a written order approving a settlement agreement MERC reached with certain intervenors. The settlement agreement reflects a natural gas base rate increase of $28.8 million (7.1%), along with a 9.65% ROE and a common equity component average of 53.0%. The natural gas rate increase was primarily driven by increased capital investments as well as inflationary pressure on operating costs. Under the terms of the settlement agreement, MERC will continue the use of its decoupling mechanism for residential customers, and it will be expanded to include certain small commercial and industrial customers. Final rates went into effect on March 1, 2024.

MERC’s customers are entitled to a refund to the extent the interim rate increase exceeded the final approved rate increase. As of March 31, 2024, MERC had recorded a regulatory liability of $10.8 million for refunds due to customers. These amounts will be refunded to customers during the second quarter of 2024.

Michigan Gas Utilities Corporation

2024 Rate Case

On March 1, 2024, MGU filed a request with the MPSC to increase its retail natural gas base rates by $17.6 million (9.7%). The request reflects a 10.25% ROE and a common equity component average of 50.9%. The proposed natural gas rate increase is primarily driven by inflationary pressure on capital projects and operating and maintenance costs and the significant increase in interest rates over the past few years. The proposed rate increase also includes the expected impacts of the Pipeline and Hazardous Materials Safety Administration's proposed rulemaking titled "Gas Pipeline Leak Detection and Repair."

An MPSC decision is anticipated in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025.

Upper Michigan Energy Resources Corporation

2024 Rate Case

On May 1, 2024, UMERC filed a request with the MPSC to increase its electric base rates for non-mine customers by $11.2 million (13.8%). The request reflects a 10.25% ROE and a common equity component average of 50.0%. The proposed rate increase is primarily driven by the construction of the now in-service RICE generation facilities and a reduction in sales volumes resulting from the implementation of limited retail choice since UMERC’s predecessor utilities last reset rates. A reduction of operation and maintenance costs partially offset these impacts.

An MPSC decision is anticipated in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025.

NOTE 23—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2024 Form 10-Q	37	WEC Energy Group, Inc.

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

03/31/2024 Form 10-Q	38	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2023 Annual Report on Form 10-K.

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

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units and plan to co-fire with natural gas at Weston Unit 4. By the end of 2030, we expect to use coal as a backup fuel only, and we believe we will be in a position to eliminate coal as an energy source by the end of 2032.

We already have retired more than 1,900 MWs of fossil-fueled generation since the beginning of 2018, which included the 2019 retirement of the Presque Isle Power Plant as well as the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating units. We expect to retire approximately 1,800 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement in 2024-2025 of OCPP Units 5-8, the planned retirement by June 2026 of jointly-owned Columbia Units 1 and 2, and the planned retirement in 2031 of Weston Unit 3. See Note 6, Property, Plant, and Equipment, for more information related to planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and
•250 MWs of battery storage.

03/31/2024 Form 10-Q	39	WEC Energy Group, Inc.

We also plan on investing in a combination of clean, natural gas-fired generation, to be owned by WE, including:

•1,100 MWs of combustion turbines to be constructed in Oak Creek (we plan on constructing a new natural gas lateral pipeline to support this generation);
•128 MWs of RICE natural gas-fueled generation to be constructed in Kenosha County; and
•the purchase of 100 MWs of additional capacity in West Riverside.

For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 28 Solar Now projects and currently has another two under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to WE's portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS. Under this program, WE has signed up three customers for a total of 41 MWs of generation capacity.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots. We have since signed contracts for 1.8 Bcf of RNG for our natural gas distribution business in Wisconsin, which will be transporting the output of local dairy farms onto our gas distribution systems. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. RNG began flowing in 2023.

In December 2023, we started a pilot program with Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer, to test a new form of long-duration energy storage on the U.S. electric grid at our Valley Power Plant. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. We expect the full pilot to be completed in 2024.

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

•WE and WG have completed the construction of their respective LNG facilities. Each facility provides approximately one Bcf of natural gas supply to meet anticipated peak demand, without requiring the construction of additional interstate pipeline capacity. The WE LNG facility was commercially operational in November 2023 and the WG LNG facility was commercially operational in February 2024.

•Included in the capital plan are additional proposed LNG storage facilities providing approximately four Bcf of natural gas supply, which is needed to ensure gas supply for winter reliability.

03/31/2024 Form 10-Q	40	WEC Energy Group, Inc.

•Through the SMP, PGL had been working to replace old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system. In November 2023, the ICC ordered PGL to pause spending on the SMP until the ICC completes a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last 12 months. For more information, see Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings.

On January 3, 2024, the ICC granted PGL a limited-scope rehearing, which is limited to the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of PGL's delivery system. See Note 22, Regulatory Environment, for more information.

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and system hardening.

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

Our planned investment focus from 2024 to 2028 is in our regulated utilities and non-utility energy infrastructure business, as well as our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $19.5 billion from 2024 to 2028. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $3 billion. We expect to invest approximately $1.2 billion in our non-utility energy infrastructure business over the same period, which includes our signed agreements to acquire the Delilah I and Maple Flats solar generating facilities. Specific projects included in the $23.7 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects. Also, see Note 2, Acquisitions, for information on recent and pending transactions.

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

03/31/2024 Form 10-Q	41	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2024

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2024 with the first quarter of 2023, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2024	2023	B (W)
Wisconsin	$266.4	$257.2	$9.2
Illinois	187.5	113.1	74.4
Other states	38.6	33.2	5.4
Electric transmission	30.1	29.3	0.8
Non-utility energy infrastructure	94.3	88.5	5.8
Corporate and other	5.4	(13.8)	19.2
Net income attributed to common shareholders	$622.3	$507.5	$114.8

Diluted earnings per share	$1.97	$1.61	$0.36

Earnings increased $114.8 million during the first quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the $114.8 million increase in earnings were:

•A $74.4 million increase in net income attributed to common shareholders at the Illinois segment, driven by an increase in natural gas margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are concentrated in the winter months when natural gas usage is highest, this rate design change drove a large increase in the first quarter 2024 margins. See Note 22, Regulatory Environment, for more information on the rate orders. This positive impact was partially offset by higher operating expenses, driven by increases in property and revenue taxes and depreciation and amortization expense.

•A $19.2 million increase in earnings at the corporate and other segment, driven by a positive impact of an interim tax benefit and an increase in earnings from our equity method investments in technology and energy-focused investment funds. These increases were partially offset by higher interest expense.

•A $9.2 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in electric and natural gas margins related to a positive quarter-over-quarter impact from collections of fuel and purchased power costs and the impact of the Wisconsin rate case re-opener approved by the PSCW, effective January 1, 2024. These positive impacts were partially offset by a decrease in margins from lower sales volumes due to warmer winter weather, higher depreciation and amortization expense, higher costs for storm restoration, and an increase in interest expense.

03/31/2024 Form 10-Q	42	WEC Energy Group, Inc.

Expected 2024 Annual Effective Tax Rate

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the first quarter of 2024 and 2023:

	Three Months Ended March 31
(in millions)	2024	2023
Wisconsin	$466.0	$441.8
Illinois	282.7	175.4
Other states	55.6	48.3

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

03/31/2024 Form 10-Q	43	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $266.4 million during the first quarter of 2024, representing a $9.2 million, or 3.6%, increase over the same quarter in 2023. The higher earnings were driven by an increase in electric and natural gas margins related to a positive quarter-over-quarter impact from collections of fuel and purchased power costs and the impact of the Wisconsin rate case re-opener approved by the PSCW, effective January 1, 2024. These positive impacts were partially offset by a decrease in margins from lower sales volumes due to warmer winter weather, higher depreciation and amortization expense, higher costs for storm restoration, and an increase in interest expense.

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Electric revenues	$1,190.6	$1,208.9	$(18.3)
Fuel and purchased power	349.2	411.7	62.5
Total electric margins	841.4	797.2	44.2

Natural gas revenues	588.2	787.4	(199.2)
Cost of natural gas sold	301.8	508.6	206.8
Total natural gas margins	286.4	278.8	7.6

Total electric and natural gas margins	1,127.8	1,076.0	51.8

Other operation and maintenance	389.9	380.8	(9.1)
Depreciation and amortization	224.6	207.3	(17.3)
Property and revenue taxes	47.3	46.1	(1.2)
Operating income	466.0	441.8	24.2

Other income, net	33.4	32.2	1.2
Interest expense	157.8	150.6	(7.2)
Income before income taxes	341.6	323.4	18.2

Income tax expense	74.9	65.9	(9.0)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$266.4	$257.2	$9.2

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	165.4	$155.0	$(10.4)
Transmission (1)	135.8	138.1	2.3
Regulatory amortizations and other pass through expenses (2)	56.0	53.1	(2.9)
We Power (3)	33.6	35.5	1.9
Earnings sharing mechanisms	(0.9)	(0.9)	—
Total other operation and maintenance	$389.9	$380.8	$(9.1)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2024 and 2023, $137.8 million and $127.3 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the first quarter of 2024 and 2023, $29.5 million and $26.6 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

03/31/2024 Form 10-Q	44	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	2,649.9	2,679.4	(29.5)
Small commercial and industrial (1)	3,118.0	3,095.1	22.9
Large commercial and industrial (1)	2,883.7	2,908.3	(24.6)
Other	36.2	37.5	(1.3)
Total retail (1)	8,687.8	8,720.3	(32.5)
Wholesale	433.1	474.5	(41.4)
Resale	1,396.2	1,259.0	137.2
Total sales in MWh (1)	10,517.1	10,453.8	63.3

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	460.8	493.9	(33.1)
Commercial and industrial	277.2	298.5	(21.3)
Total retail	738.0	792.4	(54.4)
Transportation	395.8	408.8	(13.0)
Total sales in therms	1,133.8	1,201.2	(67.4)

	Three Months Ended March 31
	Degree Days
Weather	2024	2023	B (W)
WE and WG (1)
Heating (3,282 Normal)	2,701	2,833	(4.7)%

WPS (2)
Heating (3,677 Normal)	3,038	3,356	(9.5)%

UMERC (3)
Heating (4,001 Normal)	3,403	3,638	(6.5)%

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

Electric Revenues

Electric revenues decreased $18.3 million during the first quarter of 2024, compared with the same quarter in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $44.2 million during the first quarter of 2024, compared with the same quarter in 2023. The significant factor impacting the higher electric utility margins was a $39.8 million quarter-over-quarter positive

03/31/2024 Form 10-Q	45	WEC Energy Group, Inc.

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

This increase in margins was partially offset by a $0.8 million decrease in margins related to lower retail sales volumes, including steam operations, driven by the impact of warmer winter weather during the first quarter of 2024, compared with the same quarter in 2023. As measured by heating degree days, the first quarter of 2024 was 4.7% and 9.5% warmer than the same quarter in 2023 in the Milwaukee area and Green Bay area, respectively.

Natural Gas Revenues

Natural gas revenues decreased $199.2 million during the first quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 36% during the first quarter of 2024, compared with the same quarter in 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $7.6 million during the first quarter of 2024, compared with the same quarter in 2023. The most significant factor impacting the higher natural gas utility margins was a $24.5 million increase in margins related to the impact of the Wisconsin rate case re-opener approved by the PSCW, effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K, for more information on the 2024 limited rate case re-opener. This increase in margins was partially offset by a $16.2 million decrease in margins from lower sales volumes, driven by the impact of warmer winter weather during the first quarter of 2024, compared with the same quarter in 2023.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $27.6 million during the first quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $17.3 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $7.0 million increase in electric and natural gas distribution expenses, driven by higher costs for storm restoration during the first quarter of 2024, compared with the same quarter in 2023.

•A $4.5 million increase in expense related to environmental remediation and related studies.

Interest Expense

Interest expense at the Wisconsin segment increased $7.2 million during the first quarter of 2024, compared with the same quarter in 2023, driven by higher average short-term debt balances and increased short-term debt interest rates.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $9.0 million during the first quarter of 2024, compared with the same quarter in 2023. The increase in income tax expense was due to higher pre-tax income.

03/31/2024 Form 10-Q	46	WEC Energy Group, Inc.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $187.5 million during the first quarter of 2024, representing a $74.4 million, or 65.8%, increase over the same quarter in 2023. The higher earnings were driven by an increase in natural gas margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are concentrated in the winter months when natural gas usage is highest, this rate design change drove a large increase in the first quarter 2024 margins. See Note 22, Regulatory Environment, for more information on the rate orders. This positive impact was partially offset by higher operating expenses, driven by increases in property and revenue taxes and depreciation and amortization expense.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Natural gas revenues	$666.0	$599.7	$66.3
Cost of natural gas sold	194.7	239.2	44.5
Total natural gas margins	471.3	360.5	110.8

Other operation and maintenance	107.0	113.7	6.7
Depreciation and amortization	63.5	58.5	(5.0)
Property and revenue taxes	18.1	12.9	(5.2)
Operating income	282.7	175.4	107.3

Other income, net	1.9	1.3	0.6
Interest expense	25.0	21.6	(3.4)
Income before income taxes	259.6	155.1	104.5

Income tax expense	72.1	42.0	(30.1)
Net income attributed to common shareholders	$187.5	$113.1	$74.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Operation and maintenance not included in the line items below	$68.1	$70.7	$2.6
Riders (1)	38.1	43.2	5.1
Regulatory amortizations (1)	0.8	(0.2)	(1.0)
Total other operation and maintenance	$107.0	$113.7	$6.7

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	353.5	373.9	(20.4)
Commercial and industrial	136.5	151.1	(14.6)
Total retail	490.0	525.0	(35.0)
Transportation	291.8	306.1	(14.3)
Total sales in therms	781.8	831.1	(49.3)

03/31/2024 Form 10-Q	47	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (3,097 Normal)	2,614	2,719	(3.9)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $66.3 million during the first quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $5.1 million impact of the riders referenced in the table above, increased $115.9 million during the first quarter of 2024, compared with the same quarter in 2023. The higher natural gas utility margins were driven by a $118.0 million increase related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. PGL’s rate order includes the recovery of costs related to PGL’s SMP in base rates. Previously, these costs were being recovered under its QIP rider. As base revenues are concentrated in the winter months when natural gas usage is highest, this rate design change drove a large increase in first quarter 2024 margins.

See Note 22, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $8.6 million, net of the $5.1 million impact of the riders referenced in the table above, during the first quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $5.2 million increase in property and revenue taxes, driven by a $6.2 million increase in the invested capital tax. This increase was related to an increase in regulatory amortizations and the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively.

•A $5.0 million increase in depreciation and amortization expense, primarily driven by assets being placed into service as we continue to execute on our capital plan.

•A $3.5 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $1.6 million increase in benefit costs, primarily due to higher deferred compensation expense during the first quarter of 2024, compared with the same quarter in 2023.

These increases in operating expenses were partially offset by a $10.5 million decrease in expenses associated with the favorable settlement of a legal claim during the first quarter of 2024.

Interest Expense

Interest expense at the Illinois segment increased $3.4 million during the first quarter of 2024, compared with the same quarter in 2023, due to the impact of PGL and NSG issuing long-term debt in November 2023, higher average short-term debt balances, and increased short-term debt interest rates.

03/31/2024 Form 10-Q	48	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the Illinois segment increased $30.1 million during the first quarter of 2024, compared with the same quarter in 2023, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net income attributed to common shareholders was $38.6 million during the first quarter of 2024, representing a $5.4 million, or 16.3%, increase over the same quarter in 2023. The increase was driven by lower operation and maintenance expense, primarily due to a decrease in bad debt expense. Higher natural gas margins, driven by MGU's rate increase approved by the MPSC that was effective January 1, 2024, also contributed to the increase in earnings.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Natural gas revenues	$184.6	$250.0	$(65.4)
Cost of natural gas sold	90.8	159.2	68.4
Total natural gas margins	93.8	90.8	3.0

Other operation and maintenance	20.6	24.7	4.1
Depreciation and amortization	11.4	10.4	(1.0)
Property and revenue taxes	6.2	7.4	1.2
Operating income	55.6	48.3	7.3

Other income, net	—	0.3	(0.3)
Interest expense	4.0	4.2	0.2
Income before income taxes	51.6	44.4	7.2

Income tax expense	13.0	11.2	(1.8)
Net income attributed to common shareholders	$38.6	$33.2	$5.4

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line item below	$17.5	$16.5	$(1.0)
Regulatory amortizations and other pass through expenses (1)	3.1	8.2	5.1
Total other operation and maintenance	$20.6	$24.7	$4.1

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	138.3	145.6	(7.3)
Commercial and industrial	80.8	92.8	(12.0)
Total retail	219.1	238.4	(19.3)
Transportation	236.9	219.6	17.3
Total sales in therms	456.0	458.0	(2.0)

03/31/2024 Form 10-Q	49	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather (1)	2024	2023	B (W)
MERC
Heating (3,987 Normal)	3,362	3,882	(13.4)%

MGU
Heating (3,197 Normal)	2,687	2,738	(1.9)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues decreased $65.4 million during the first quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 39% during the first quarter of 2024, compared with the same quarter in 2023. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $3.0 million during the first quarter of 2024, compared with the same quarter in 2023. The primary factors impacting the increase in natural gas utility margins were:

•A $4.5 million increase related to MGU's rate increase approved by the MPSC that was effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information.

•A $2.1 million increase related to MERC's final rate increase approved by MPUC in November 2023. See Note 22, Regulatory Environment, for more information.

These increases were partially offset by the following factors:

•A $1.0 million decrease in other non-service revenues due in part to lower late payment charges.

•A $0.9 million decrease related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment decreased $4.3 million during the first quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the decrease in operating expenses were:

•A $4.3 million decrease in bad debt expense related to improvements in our loss rates.

•A $1.2 million decrease in property and revenue taxes, primarily at MERC.

•A $0.9 million decrease in operation and maintenance expense related to MERC's CIP program, which has an offsetting decrease in margins.

These decreases in other operating expenses were partially offset by a $1.0 million increase in depreciation and amortization related to continued capital investment.

03/31/2024 Form 10-Q	50	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the other states segment increased $1.8 million during the first quarter of 2024, compared with the same quarter in 2023, driven by higher pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Equity in earnings of transmission affiliates	$44.8	$43.8	$1.0
Interest expense	4.8	4.8	—
Income before income taxes	40.0	39.0	1.0

Income tax expense	9.9	9.7	(0.2)
Net income attributed to common shareholders	$30.1	$29.3	$0.8

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Operating income	$95.0	$90.4	$4.6

Interest expense	24.1	19.9	(4.2)
Income before income taxes	70.9	70.5	0.4

Income tax benefit	(23.4)	(17.8)	5.6
Net loss attributed to noncontrolling interests	—	0.2	(0.2)
Net income attributed to common shareholders	$94.3	$88.5	$5.8

Operating Income

Operating income at the non-utility energy infrastructure segment increased $4.6 million during the first quarter of 2024, compared with the same quarter in 2023, primarily due to a $2.9 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $4.2 million during the first quarter of 2024, compared with the same quarter in 2023, primarily due to a $5.4 million increase in intercompany interest expense due to WECI’s issuance of a $430.0 million long-term intercompany note payable to WEC Energy Group in April 2023. This intercompany interest expense is offset by higher intercompany interest income at the corporate and other segment.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $5.6 million during the first quarter of 2024, compared with the same quarter in 2023, primarily due to a $5.7 million increase in PTCs.

03/31/2024 Form 10-Q	51	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2024	2023	B (W)
Operating loss	$(2.3)	$(3.6)	$1.3

Other income, net	15.5	8.5	7.0
Interest expense	66.6	55.6	(11.0)
Loss before income taxes	(53.4)	(50.7)	(2.7)

Income tax benefit	(58.8)	(36.9)	21.9
Net income (loss) attributed to common shareholders	$5.4	$(13.8)	$19.2

Other Income, Net

Other income, net at the corporate and other segment increased $7.0 million during the first quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other income, net were:

•Net earnings of $2.4 million from our equity method investments in technology and energy-focused investment funds during the first quarter of 2024, compared with net losses of $3.1 million during the same quarter in 2023.

•A $5.2 million increase in intercompany interest income, driven by WECI's issuance of a $430.0 million long-term intercompany note to WEC Energy Group in April 2023. This intercompany interest income is offset by higher intercompany interest expense in our non-utility energy infrastructure segment and is eliminated in consolidation.

Interest Expense

Interest expense at the corporate and other segment increased $11.0 million during the first quarter of 2024, compared with the same quarter in 2023, driven by higher average short-term debt balances and increased short-term debt interest rates. Also contributing to the increase was the impact of long-term debt issuances by WEC Energy Group in January, April, and September 2023. Partially offsetting these increases in interest expense was the impact of the Integrys long-term debt redemption in August 2023, the WEC Energy Group long-term debt maturity in September 2023, and the WEC Energy Group tender offer in January and February 2024.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $21.9 million during the first quarter of 2024, compared with the same quarter in 2023. This increase was driven by a $21.0 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the first quarter of 2024, compared with the same quarter in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

03/31/2024 Form 10-Q	52	WEC Energy Group, Inc.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$863.6	$796.1	$67.5
Investing activities	(436.2)	(1,267.9)	831.7
Financing activities	(476.5)	417.6	(894.1)

Operating Activities

Net cash provided by operating activities increased $67.5 million during the first quarter of 2024, compared with the same quarter in 2023, driven by:

•A $137.6 million increase in cash driven by lower amounts of collateral paid to counterparties during the first quarter of 2024, compared with same quarter in 2023, as well as lower realized losses on derivative instruments recognized during the first quarter of 2024, compared with the same quarter in 2023.

•An $84.0 million increase in cash related to $83.0 million of cash received for income taxes during the first quarter of 2024, compared with $1.0 million of cash paid for income taxes during the same quarter in 2023. The increase in cash received for income taxes was driven by proceeds received during the first quarter of 2024 related to 2023 PTCs that were sold to a third party.

These increases in net cash provided by operating activities were partially offset by:

•A $99.9 million decrease in cash from lower overall collections from customers during the first quarter of 2024, compared with the same quarter in 2023. This decrease was driven by a lower per-unit cost of natural gas and lower sales volumes from warmer winter weather during the first quarter of 2024, compared with the same quarter in 2023.

•A $51.1 million decrease in cash from higher payments for interest, driven by long-term debt issuances during 2023, as well as higher average short-term debt balances and increased short-term debt interest rates during the first quarter of 2024, compared with the same quarter in 2023.

Investing Activities

Net cash used in investing activities decreased $831.7 million during the first quarter of 2024, compared with the same quarter in 2023, driven by:

•The acquisition of a 90% ownership interest in Sapphire Sky in February 2023 for $442.6 million, net of cash acquired of $0.3 million.

•The acquisition of an 80% ownership interest in Samson I in February 2023 for $249.4 million, net of cash acquired of $5.2 million.

•The acquisition of Whitewater in January 2023 for $76.0 million.

•A $54.9 million decrease in cash paid for capital expenditures during the first quarter of 2024, which is discussed in more detail below.

For more information on our acquisitions, see Note 2, Acquisitions.

03/31/2024 Form 10-Q	53	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2024	2023	Change in 2024 Over 2023
Wisconsin	$330.8	$375.0	$(44.2)
Illinois	75.7	90.8	(15.1)
Other states	18.1	14.9	3.2
Non-utility energy infrastructure	17.3	12.6	4.7
Corporate and other	2.6	6.1	(3.5)
Total capital expenditures	$444.5	$499.4	$(54.9)

The decrease in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2024, compared with the same quarter in 2023, was driven by lower payments related to the natural gas-fired generation constructed at WPS's Weston power plant site, construction of WE's and WG's LNG facilities, upgrades to WE's natural gas distribution system, and decreased capital expenditures for renewable energy projects at WPS, partially offset by increased payments for WE's electric distribution system.

The decrease in cash paid for capital expenditures at the Illinois segment during the first quarter of 2024, compared with the same quarter in 2023, was driven by lower payments related to PGL's natural gas distribution system, including SMP. For more information on the reason for this decrease, see Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities decreased $894.1 million during the first quarter of 2024, compared with the same quarter in 2023, driven by:

•A $1,100.0 million decrease in cash due to the issuance of long-term debt during the first quarter of 2023. We did not issue any long-term debt during the first quarter of 2024.

•A $721.7 million decrease in cash due to increased retirements of long-term debt during the first quarter of 2024, compared with the same quarter in 2023.

•The purchase of an additional 10% ownership interest in Samson I in January 2024 for $28.1 million.

•A $17.4 million decrease in cash due to higher dividends paid on our common stock during the first quarter of 2024, compared with the same quarter in 2023. In January 2024, our Board of Directors increased our quarterly dividend by $0.055 per share (7.1%) effective with the March 2024 dividend payment.

These decreases in cash were partially offset by:

•A $938.2 million increase in cash due to $552.8 million of net borrowings of commercial paper during the first quarter of 2024, compared with $385.4 million of net repayments of commercial paper during the same quarter in 2023.

•A $19.2 million increase in cash due to the issuance of common stock during the first quarter of 2024. We did not issue any common stock during the first quarter of 2023. See Note 7, Common Equity, for more information.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt.

03/31/2024 Form 10-Q	54	WEC Energy Group, Inc.

Cash Requirements

We require funds to support and grow our businesses. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our shareholders, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2023 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

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

(in millions)	2024 (1)	2025	2026
Wisconsin	$2,636.6	$3,153.5	$3,583.8
Illinois	428.9	392.5	501.3
Other states	123.5	104.1	109.9
Non-utility energy infrastructure	948.8	286.6	29.8
Corporate and other	21.9	14.0	2.0
Total	$4,159.7	$3,950.7	$4,226.8

(1)This includes actual capital expenditures incurred through March 31, 2024, as well as estimated capital expenditures for the remainder of the year.

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

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MWs of solar generation. WE's and WPS's combined share of the cost of this project is estimated to be approximately $427 million, with construction expected to be completed in 2024. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation. WE's and WPS's combined share of the cost of this project is estimated to be approximately $578 million, with construction expected to be completed in 2026. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

03/31/2024 Form 10-Q	55	WEC Energy Group, Inc.

•In September 2023, WPS filed a request with the PSCW to exercise a second option to acquire an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin, for $100 million. In October 2023, WPS filed for approval to assign the second option to purchase part of West Riverside to WE. These requests were approved in February 2024 and our share of the cost of this ownership interest is expected to be approximately $100 million, with the transaction expected to close by June 2024.

•WE and WPS plan to enhance fuel flexibility at the coal-fired ERGS units and Weston Unit 4.

•In February 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon Solar Energy Center, a utility-scale solar-powered electric generating facility. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $576 million, with construction expected to be completed by the end of 2026. Approval for battery capacity at this project was also requested, which is not included in the current capital plan. We will continue to evaluate the timing, cost, and feasibility of the installation of batteries.

•UMERC received MPSC approval to acquire and construct Renegade Solar Energy Center, a utility-scale solar-powered electric generating facility. The project will be located in Delta County, Michigan and once fully constructed UMERC will own 100 MWs of solar generation. The cost of this project is estimated to be approximately $226 million, with construction expected to be completed by the end of 2026.

•In April 2024, WE filed a request with the PSCW to build five natural gas fired combustion turbines capable of producing approximately 1,100 MWs which would be located at the existing Oak Creek campus. If approved, the cost of this project is estimated to be approximately $1.2 billion.

•In April 2024, WE filed a request with the PSCW to add seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs. If approved, the cost of this project is estimated to be approximately $280 million.

•In April 2024, WE filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the Oak Creek campus. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $180 million.

•In April 2024, WE filed a request with the PSCW to construct an LNG facility which would be located on the Oak Creek campus. If approved, the facility would have a storage capacity of two Bcf and the cost of this project is estimated to be approximately $460 million.

The construction of additional LNG facilities in Wisconsin has been proposed as part of the 2024-2028 capital plan and would provide another approximately two Bcf of natural gas supply. The facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

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

During 2023, PGL continued work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. In November 2023, the ICC ordered PGL to pause spending on the SMP until the ICC has a proceeding to determine the optimal method of pipeline replacement and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last twelve months. For more information, see Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings. On January 3, 2024, the ICC granted PGL a limited-scope rehearing, which includes the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of our delivery system. As a result, PGL has suspended neighborhood work pending the results of the limited hearing. See Note 22, Regulatory Environment, for more information on the SMP.

03/31/2024 Form 10-Q	56	WEC Energy Group, Inc.

The non-utility energy infrastructure line item in the table above includes WECI's investment in Maple Flats, Delilah I, and the purchase of an additional 10% ownership interest in Samson I. See Note 2, Acquisitions, for more information on these projects.

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

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the three months ended March 31, 2024.

Common Stock Dividends

Our current quarterly dividend rate is $0.835 per share, which equates to an annual dividend of $3.34 per share. For information related to our most recent common stock dividend declared, see Note 7, Common Equity.

Other Significant Cash Requirements

See Note 20, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2024.

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

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our businesses and implement our corporate strategy through internal generation of cash from operations and access to the capital markets, which allows us to obtain external short-term borrowings, including commercial paper and term loans, and intermediate or long-term debt securities, as well as other types of securities. In addition, in January 2024, we started issuing common equity through a combination of our employee benefit plans and stock purchase and dividend reinvestment plan. We also anticipate issuing common equity through an at-the-market program in the future. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events. Subject to market conditions and other factors, we may repurchase our debt securities through open market purchases, privately negotiated transactions and/or other types of transactions. In January and February 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes.

03/31/2024 Form 10-Q	57	WEC Energy Group, Inc.

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings for the remainder of 2024, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities' approved capital structures, see Item 1. Business – E. Regulation in our 2023 Annual Report on Form 10-K.

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

At March 31, 2024, our current liabilities exceeded our current assets by $2,105.1 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt, for more information about our credit facilities, commercial paper, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts have investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2023 Annual Report on Form 10-K.

Capitalization Structure

The following table shows our capitalization structure as of March 31, 2024, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$12,112.7	$12,301.6
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	16,016.3	15,827.4
Short-term debt	2,574.2	2,574.2
Total capitalization	$30,733.6	$30,733.6

Total debt	$18,590.5	$18,401.6

Ratio of debt to total capitalization	60.5%	59.9%

Included in long-term debt on our balance sheet as of March 31, 2024, is $377.9 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $188.9 million of the 2007 Junior Notes to common shareholders' equity and $189.0 million to long-term debt.

The adjusted presentation of our consolidated capitalization structure is included as a complement to our capitalization structure presented in accordance with GAAP. Management evaluates and manages our capitalization structure, including our total debt to total capitalization ratio, using the GAAP calculation as adjusted to reflect the treatment of the 2007 Junior Notes by the majority of

03/31/2024 Form 10-Q	58	WEC Energy Group, Inc.

rating agencies. Therefore, we believe the non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate our capitalization structure.

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At March 31, 2024, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at March 31, 2024, it could have been required to post $103 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2023 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

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

03/31/2024 Form 10-Q	59	WEC Energy Group, Inc.

and NSG's application requesting a rehearing of the ICC's May 2023 order. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC orders. Their appeal is still pending. As of March 31, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2023, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2022, are still pending. Annual costs included in PGL's QIP rider have ranged from $192 million to $348 million during these open reconciliation years. As of March 31, 2024, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2023, will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

See Note 22, Regulatory Environment, in this report, and Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Future Illinois Proceedings

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its SMP until the ICC completes a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last 12 months.

On March 7, 2024, the ICC initiated a statewide "Future of Gas" proceeding. The goal of this proceeding is to explore the issues involved with decarbonization of the gas distribution system in Illinois and recommend any future ICC action or legislative changes needed. It will include the formal exploration and consideration of the role of natural gas in the future, including in the context of the state’s environmental and energy policy goals. The proceeding will include a broad range of stakeholders, including Illinois utilities and other interested parties. The “Future of Gas” proceeding is expected to last at least one year.

At this time, we cannot predict the ultimate outcome of these proceedings or the resulting impact to our natural gas operations in Illinois. Future natural gas investment opportunities in Illinois could be negatively impacted depending upon the outcomes. See Note 22, Regulatory Environment, for more information regarding the November 2023 ICC rate order.

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

Petitions Before PSCW Regarding Third-Party Financed Distributed Energy Resources

In May 2022, a petition was filed with the PSCW requesting a declaratory ruling that the owner of a third-party financed DER is not a "public utility" as defined under Wisconsin law and, therefore, is not subject to the PSCW’s jurisdiction under any statute or rule

03/31/2024 Form 10-Q	60	WEC Energy Group, Inc.

regulating public utilities. The party that filed the petition provides financing to its customers for installation of DERs (including solar panels and energy storage) on the customer’s property. A DER is connected to the host customer’s utility meter and is used for the customer’s energy needs. It may also be connected to the grid for distribution.

The PSCW opened a docket to consider the petition and, in December 2022, granted the petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. After a petition by the WUA to reopen or rehear the case expired without action by the PSCW, the WUA filed an appeal with the Dane County Circuit Court. On April 26, 2024, the circuit court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. The petitioner has the right to appeal the circuit court decision. We are continuing to monitor this case for any potential impact on our business operations.

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

In August 2023, the DOC issued its final decision, substantially affirming its December 2022 preliminary determination that circumvention was occurring in each of the four Southeast Asian countries noted above. In its decision, the DOC affirmed that the Biden Administration’s current 24-month tariff moratorium will remain in effect until June 6, 2024, subject to certain use and installation requirements, at which time tariffs are expected to resume. In December 2023, two U.S. solar manufacturers filed a challenge to this moratorium in the United States Court of International Trade.

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

03/31/2024 Form 10-Q	61	WEC Energy Group, Inc.

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

03/31/2024 Form 10-Q	62	WEC Energy Group, Inc.

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

•Opinion Issued by the D.C. Circuit Court of Appeals

◦August 2022 Decision – Since several petitions for review were filed with the D.C. Circuit Court of Appeals concerning this ROE complaint, the D.C. Circuit Court of Appeals issued an opinion on August 9, 2022, addressing these petitions. In its August 2022 Decision, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. The FERC has not provided a ruling in response to the August 2022 Decision issued by the D.C. Circuit Court of Appeals yet.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the inflation and supply chain disruptions described below. In addition, there is continuing uncertainty over the impact that the ongoing regional conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2023 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the necessary materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2023 Annual Report on Form 10-K.

03/31/2024 Form 10-Q	63	WEC Energy Group, Inc.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2023 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 12, Fair Value Measurements, Note 13, Derivative Instruments, and Note 14, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2024 Form 10-Q	64	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2023 Annual Report on Form 10-K. See Note 20, Commitments and Contingencies, and Note 22, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

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

Employee Retirement Savings Plan Matter

In May 2022, a putative class action, Munt, et al. v. WEC Energy Group, Inc., et al., was filed in the United States District Court for the Eastern District of Wisconsin - Milwaukee Division (the "Court"). The plaintiffs alleged that WEC Energy Group and others breached their fiduciary duties with respect to the operation and oversight of the Employee Retirement Saving Plan (the “Plan”) in violation of the Employee Retirement Income Security Act of 1974, as amended. The putative class included participants in the Plan from May 10, 2016 through the date of judgment. The complaint sought injunctive relief, damages, interest, costs, and attorneys' fees. On March 29, 2024, the Court dismissed the lawsuit with prejudice and the matter is now concluded.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities
2024	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	18,837	$86.25	—	$—
February 1 – February 29	—	—	—	—
March 1 – March 31	—	—	—	—
Total (1)	18,837	$86.25	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

03/31/2024 Form 10-Q	65	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
10	Material Contracts

	10.1*	Letter Agreement by and between WEC Energy Group and Michael Hooper, dated March 7, 2024 (Exhibit 10.1 to WEC Energy Group's 03/12/2024 Form 8-K).*

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2024 Form 10-Q	66	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 3, 2024	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2024 Form 10-Q	67	WEC Energy Group, Inc.