Form 10-Q
period 2024-06-30
WEC ENERGY GROUP, INC.
filed 2024-07-31
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2024):

Common Stock, $.01 Par Value, 316,079,401 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

06/30/2024 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available

06/30/2024 Form 10-Q	ii	WEC Energy Group, Inc.

CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PCB	Polychlorinated Biphenyl
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Series A Junior Subordinated Notes Due 2067
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AMI	Advanced Metering Infrastructure
CABO	Clean and Affordable Buildings Ordinance
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CIP	Conservation Improvement Program
Compensation Committee	Compensation Committee of the Board of Directors
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Delilah I	Delilah I Solar Energy Center
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2024-2028
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center LLC
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant

06/30/2024 Form 10-Q	iii	WEC Energy Group, Inc.

Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
REC	Renewable Energy Credit
Red Barn	Red Barn Wind Park
Renegade	Renegade Solar Energy Center
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
SIP	State Implementation Plan
SMP	Safety Modernization Program
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
West Riverside	West Riverside Energy Center
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order
WUA	Wisconsin Utilities Association

06/30/2024 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2023 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility and non-utility energy infrastructure operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, electric grid reliability, and electric transmission or natural gas pipeline system constraints;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of supply chain disruptions (including disruptions from rail congestion), inflation, tariffs, and other factors;

06/30/2024 Form 10-Q	1	WEC Energy Group, Inc.

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

06/30/2024 Form 10-Q	2	WEC Energy Group, Inc.

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

06/30/2024 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2024	2023	2024	2023
Operating revenues	$1,772.0	$1,830.0	$4,452.2	$4,718.1

Operating expenses
Cost of sales	469.7	533.0	1,396.8	1,842.7
Other operation and maintenance	533.4	496.0	1,064.2	1,030.0
Depreciation and amortization	336.6	313.9	670.0	619.4
Property and revenue taxes	67.5	61.8	143.0	131.4
Total operating expenses	1,407.2	1,404.7	3,274.0	3,623.5

Operating income	364.8	425.3	1,178.2	1,094.6

Equity in earnings of transmission affiliates	46.8	43.6	91.6	87.4
Other income, net	40.6	48.3	84.7	89.1
Interest expense	200.6	178.7	392.6	350.9
Other expense	(113.2)	(86.8)	(216.3)	(174.4)

Income before income taxes	251.6	338.5	961.9	920.2
Income tax expense	41.6	48.5	129.3	122.6
Net income	210.0	290.0	832.6	797.6

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net loss attributed to noncontrolling interests	1.6	—	1.6	0.2
Net income attributed to common shareholders	$211.3	$289.7	$833.6	$797.2

Earnings per share
Basic	$0.67	$0.92	$2.64	$2.53
Diluted	$0.67	$0.92	$2.64	$2.52

Weighted average common shares outstanding
Basic	315.9	315.4	315.8	315.4
Diluted	316.2	315.9	316.1	315.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2024	2023	2024	2023
Net income	$210.0	$290.0	$832.6	$797.6

Other comprehensive loss, net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	—	—	(0.1)	(0.1)
Comprehensive income	210.0	290.0	832.5	797.5

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive loss attributed to noncontrolling interests	1.6	—	1.6	0.2
Comprehensive income attributed to common shareholders	$211.3	$289.7	$833.5	$797.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$224.0	$42.9
Accounts receivable and unbilled revenues, net of reserves of $166.9 and $193.5, respectively	1,242.7	1,503.2
Materials, supplies, and inventories	695.8	775.2
Prepaid taxes	182.6	173.9
Other prepayments	52.6	76.8
Other	186.4	223.7
Current assets	2,584.1	2,795.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $11,263.4 and $11,073.1, respectively	32,263.8	31,581.5
Regulatory assets (June 30, 2024 and December 31, 2023 include $82.3 and $85.9, respectively, related to WEPCo Environmental Trust)	3,393.1	3,249.8
Equity investment in transmission affiliates	2,055.8	2,005.9
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	901.2	870.9
Other	331.4	383.1
Long-term assets	41,998.1	41,144.0
Total assets	$44,582.2	$43,939.7

Liabilities and Equity
Current liabilities
Short-term debt	$761.3	$2,020.9
Current portion of long-term debt (June 30, 2024 and December 31, 2023 include $9.1 and $9.0, respectively, related to WEPCo Environmental Trust)	1,157.4	1,264.2
Accounts payable	799.9	896.6
Customer credit balances	178.8	236.2
Other	594.2	696.9
Current liabilities	3,491.6	5,114.8

Long-term liabilities
Long-term debt (June 30, 2024 and December 31, 2023 include $80.9 and $85.3, respectively, related to WEPCo Environmental Trust)	16,907.8	15,512.8
Deferred income taxes	5,265.4	4,918.5
Deferred revenue, net	345.5	356.4
Regulatory liabilities	3,834.7	3,697.7
Intangible liabilities	568.0	594.8
Environmental remediation liabilities	437.0	463.7
AROs	543.6	374.2
Other	794.2	835.3
Long-term liabilities	28,696.2	26,753.4

Commitments and contingencies (Note 23)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 316,079,401 and 315,434,531 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,168.3	4,115.9
Retained earnings	7,919.2	7,612.8
Accumulated other comprehensive loss	(7.8)	(7.7)
Common shareholders' equity	12,082.9	11,724.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	281.1	316.9
Total liabilities and equity	$44,582.2	$43,939.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2024	2023
Operating activities
Net income	$832.6	$797.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	670.0	619.4
Deferred income taxes and ITCs, net	321.5	113.4
Contributions and payments related to pension and OPEB plans	(7.5)	(9.2)
Equity income in transmission affiliates, net of distributions	(19.6)	(13.4)
Change in –
Accounts receivable and unbilled revenues, net	254.2	529.5
Materials, supplies, and inventories	79.4	213.3
Collateral on deposit	47.4	(28.9)
Amounts recoverable from customers	(17.0)	33.7
Other current assets	19.1	16.2
Accounts payable	(90.3)	(388.4)
Customer credit balances	(57.4)	(10.9)
Other current liabilities	(53.1)	(28.9)
Other, net	(78.3)	(89.1)
Net cash provided by operating activities	1,901.0	1,754.3

Investing activities
Capital expenditures	(1,138.4)	(1,073.7)
Acquisition of West Riverside	(98.2)	(95.3)
Acquisition of Whitewater	—	(76.0)
Acquisition of Sapphire Sky, net of cash acquired of $0.3	—	(442.6)
Acquisition of Samson I, net of cash acquired of $5.2	—	(249.4)
Acquisition of Red Barn	—	(143.8)
Capital contributions to transmission affiliates	(30.3)	(33.3)
Proceeds from the sale of assets	0.9	30.4
Proceeds from the sale of investments held in rabbi trust	14.8	10.4
Payments for ATC's construction costs that will be reimbursed	(0.6)	(19.1)
Other, net	1.0	(9.0)
Net cash used in investing activities	(1,250.8)	(2,101.4)

Financing activities
Exercise of stock options	4.7	2.3
Issuance of common stock	38.2	—
Purchase of common stock	(3.2)	(9.5)
Dividends paid on common stock	(527.2)	(492.1)
Issuance of long-term debt	2,074.2	1,450.0
Retirement of long-term debt	(785.4)	(76.8)
Change in commercial paper	(1,260.4)	(556.6)
Purchase of additional ownership interest in Samson I from noncontrolling interest	(28.1)	—
Payments for debt extinguishment and issuance costs	(23.6)	(9.6)
Other, net	(1.7)	(2.7)
Net cash provided by (used in) financing activities	(512.5)	305.0

Net change in cash, cash equivalents, and restricted cash	137.7	(42.1)
Cash, cash equivalents, and restricted cash at beginning of period	165.2	182.2
Cash, cash equivalents, and restricted cash at end of period	$302.9	$140.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
Net income attributed to common shareholders	—	—	622.3	—	622.3	—	—	622.3
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock	—	19.2	—	—	19.2	—	—	19.2
Common stock dividends of $0.8350 per share	—	—	(263.5)	—	(263.5)	—	—	(263.5)
Exercise of stock options	—	3.7	—	—	3.7	—	—	3.7
Purchase of common stock	—	(2.0)	—	—	(2.0)	—	—	(2.0)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	4.3	—	—	4.3	—	(32.4)	(28.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	4.6	—	—	4.6	—	—	4.6
Balance at March 31, 2024	$3.2	$4,145.7	$7,971.6	$(7.8)	$12,112.7	$30.4	$283.0	$12,426.1
Net income attributed to common shareholders	—	—	211.3	—	211.3	—	—	211.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Issuance of common stock	—	19.0	—	—	19.0	—	—	19.0
Common stock dividends of $0.8350 per share	—	—	(263.7)	—	(263.7)	—	—	(263.7)
Exercise of stock options	—	1.0	—	—	1.0	—	—	1.0
Purchase of common stock	—	(1.2)	—	—	(1.2)	—	—	(1.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation and other	—	3.8	—	—	3.8	—	—	3.8
Balance at June 30, 2024	$3.2	$4,168.3	$7,919.2	$(7.8)	$12,082.9	$30.4	$281.1	$12,394.4

06/30/2024 Form 10-Q	8	WEC Energy Group, Inc.

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
Net income attributed to common shareholders	—	—	507.5	—	507.5	—	—	507.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Common stock dividends of $0.7800 per share	—	—	(246.1)	—	(246.1)	—	—	(246.1)
Exercise of stock options	—	0.9	—	—	0.9	—	—	0.9
Purchase of common stock	—	(6.9)	—	—	(6.9)	—	—	(6.9)
Acquisition of noncontrolling interests	—	—	—	—	—	—	112.9	112.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Stock-based compensation and other	—	4.4	—	—	4.4	—	—	4.4
Balance at March 31, 2023	$3.2	$4,113.6	$7,526.7	$(6.9)	$11,636.6	$30.4	$320.7	$11,987.7
Net income attributed to common shareholders	—	—	289.7	—	289.7	—	—	289.7
Common stock dividends of $0.7800 per share	—	—	(246.0)	—	(246.0)	—	—	(246.0)
Exercise of stock options	—	1.4	—	—	1.4	—	—	1.4
Purchase of common stock	—	(2.6)	—	—	(2.6)	—	—	(2.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	2.3	—	—	2.3	—	(0.1)	2.2
Balance at June 30, 2023	$3.2	$4,114.7	$7,570.4	$(6.9)	$11,681.4	$30.4	$319.6	$12,031.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2024 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2024

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

Acquisitions of Electric Generation Facilities in Wisconsin

In May 2024, WE completed the acquisition of 100 MWs of West Riverside's nameplate capacity for $98.2 million. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Prior to the acquisition, WPS received approval to transfer its ownership interest rights to WE. Including this acquisition, WE owns 200 MWs, or 27.5%, of West Riverside at a total cost of $193.5 million.

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

06/30/2024 Form 10-Q	10	WEC Energy Group, Inc.

Acquisitions of Electric Generation Facilities in Illinois

In October 2022, WECI signed an agreement to acquire an 80% ownership interest in Maple Flats, a 250 MW solar generating facility under construction in Clay County, Illinois. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. The transaction is subject to FERC approval and commercial operation is expected to begin during the fourth quarter of 2024, at which time the transaction is expected to close. Maple Flats is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment. In May 2024, WECI signed an agreement to acquire an additional 10% ownership interest in Maple Flats, bringing the total acquisition price to approximately $431 million.

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

Acquisitions of Solar Generation Facilities in Texas

In March 2024, WECI signed an agreement to acquire a 90% ownership interest in Delilah I, a 300 MW solar generating facility under construction in Lamar County, Texas, for approximately $459.0 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. The transaction is subject to FERC approval and, as a result of storm damage sustained in May 2024, commercial operation is now expected to begin by the end of 2024, at which time the transaction is expected to close. Delilah I is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

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

NOTE 3—DISPOSITION

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

06/30/2024 Form 10-Q	11	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2024
Electric	$1,148.5	$—	$—	$1,148.5	$—	$—	$—		$1,148.5
Natural gas	215.1	255.5	63.4	534.0	11.4	—	(10.8)		534.6
Total regulated revenues	1,363.6	255.5	63.4	1,682.5	11.4	—	(10.8)		1,683.1
Other non-utility revenues	—	—	4.9	4.9	59.3	—	(3.9)		60.3
Total revenues from contracts with customers	1,363.6	255.5	68.3	1,687.4	70.7	—	(14.7)		1,743.4
Other operating revenues	4.6	21.3	2.7	28.6	104.9	—	(104.9)	(1)	28.6
Total operating revenues	$1,368.2	$276.8	$71.0	$1,716.0	$175.6	$—	$(119.6)		$1,772.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2023
Electric	$1,178.5	$—	$—	$1,178.5	$—	$—	$—		$1,178.5
Natural gas	239.9	260.0	76.9	576.8	14.1	—	(13.6)		577.3
Total regulated revenues	1,418.4	260.0	76.9	1,755.3	14.1	—	(13.6)		1,755.8
Other non-utility revenues	—	—	4.7	4.7	53.3	—	(3.8)		54.2
Total revenues from contracts with customers	1,418.4	260.0	81.6	1,760.0	67.4	—	(17.4)		1,810.0
Other operating revenues	6.1	13.5	0.3	19.9	101.6	0.1	(101.6)	(1)	20.0
Total operating revenues	$1,424.5	$273.5	$81.9	$1,779.9	$169.0	$0.1	$(119.0)		$1,830.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2024
Electric	$2,333.8	$—	$—	$2,333.8	$—	$—	$—		$2,333.8
Natural gas	801.1	859.3	237.0	1,897.4	25.9	—	(25.0)		1,898.3
Total regulated revenues	3,134.9	859.3	237.0	4,231.2	25.9	—	(25.0)		4,232.1
Other non-utility revenues	—	—	9.9	9.9	111.4	—	(5.5)		115.8
Total revenues from contracts with customers	3,134.9	859.3	246.9	4,241.1	137.3	—	(30.5)		4,347.9
Other operating revenues	12.1	83.5	8.7	104.3	209.2	—	(209.2)	(1)	104.3
Total operating revenues	$3,147.0	$942.8	$255.6	$4,345.4	$346.5	$—	$(239.7)		$4,452.2

06/30/2024 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2023
Electric	$2,382.3	$—	$—	$2,382.3	$—	$—	$—		$2,382.3
Natural gas	1,024.3	837.7	321.9	2,183.9	35.4	—	(34.7)		2,184.6
Total regulated revenues	3,406.6	837.7	321.9	4,566.2	35.4	—	(34.7)		4,566.9
Other non-utility revenues	—	—	9.9	9.9	96.8	—	(5.4)		101.3
Total revenues from contracts with customers	3,406.6	837.7	331.8	4,576.1	132.2	—	(40.1)		4,668.2
Other operating revenues	14.2	35.5	0.1	49.8	203.0	0.1	(203.0)	(1)	49.9
Total operating revenues	$3,420.8	$873.2	$331.9	$4,625.9	$335.2	$0.1	$(243.1)		$4,718.1

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Residential	$458.6	$459.1	$941.8	$945.6
Small commercial and industrial	383.6	401.5	775.3	795.1
Large commercial and industrial	224.9	239.9	442.5	469.7
Other	7.2	7.2	15.1	15.2
Total retail revenues	1,074.3	1,107.7	2,174.7	2,225.6
Wholesale	27.7	30.4	53.3	64.6
Resale	37.8	31.9	82.9	72.5
Steam	4.1	4.6	14.3	15.6
Other utility revenues	4.6	3.9	8.6	4.0
Total electric utility operating revenues	$1,148.5	$1,178.5	$2,333.8	$2,382.3

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2024
Residential	$124.9	$162.1	$30.1	$317.1
Commercial and industrial	53.2	41.5	16.2	110.9
Total retail revenues	178.1	203.6	46.3	428.0
Transportation	21.3	52.5	6.2	80.0
Other utility revenues (1)	15.7	(0.6)	10.9	26.0
Total natural gas utility operating revenues	$215.1	$255.5	$63.4	$534.0

06/30/2024 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2023
Residential	$120.1	$180.0	$53.6	$353.7
Commercial and industrial	50.6	42.4	26.2	119.2
Total retail revenues	170.7	222.4	79.8	472.9
Transportation	20.4	48.8	6.2	75.4
Other utility revenues (1)	48.8	(11.2)	(9.1)	28.5
Total natural gas utility operating revenues	$239.9	$260.0	$76.9	$576.8

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2024
Residential	$522.5	$537.1	$141.5	$1,201.1
Commercial and industrial	245.0	148.5	70.2	463.7
Total retail revenues	767.5	685.6	211.7	1,664.8
Transportation	51.1	142.6	17.8	211.5
Other utility revenues (1)	(17.5)	31.1	7.5	21.1
Total natural gas utility operating revenues	$801.1	$859.3	$237.0	$1,897.4

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2023
Residential	$674.9	$548.9	$218.1	$1,441.9
Commercial and industrial	345.8	160.3	117.7	623.8
Total retail revenues	1,020.7	709.2	335.8	2,065.7
Transportation	49.3	125.4	17.1	191.8
Other utility revenues (1)	(45.7)	3.1	(31.0)	(73.6)
Total natural gas utility operating revenues	$1,024.3	$837.7	$321.9	$2,183.9

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Wind generation revenues	$49.3	$43.6	$93.8	$79.6
We Power revenues (1)	6.1	5.9	12.1	11.8
Appliance service revenues	4.9	4.7	9.9	9.9
Total other non-utility operating revenues	$60.3	$54.2	$115.8	$101.3

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

06/30/2024 Form 10-Q	14	WEC Energy Group, Inc.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Late payment charges	14.1	16.2	28.7	33.4
Alternative revenues (1)	$12.3	$2.1	$72.8	$13.9
Other	2.2	1.7	2.8	2.6
Total other operating revenues	$28.6	$20.0	$104.3	$49.9

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

06/30/2024 Form 10-Q	15	WEC Energy Group, Inc.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at June 30, 2024 and December 31, 2023, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
June 30, 2024
Accounts receivable and unbilled revenues	$966.0	$364.0	$36.8	$1,366.8	$37.1	$5.7	$1,409.6
Allowance for credit losses	68.7	93.2	5.0	166.9	—	—	166.9
Accounts receivable and unbilled revenues, net (1)	$897.3	$270.8	$31.8	$1,199.9	$37.1	$5.7	$1,242.7

Total accounts receivable, net – past due greater than 90 days (1)	$66.9	$56.2	$2.4	$125.5	$—	$—	$125.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.4%	100.0%	—%	95.1%	—%	—%	95.1%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2023
Accounts receivable and unbilled revenues	$1,078.0	$481.5	$94.9	$1,654.4	$33.9	$8.4	$1,696.7
Allowance for credit losses	77.4	109.7	6.4	193.5	—	—	193.5
Accounts receivable and unbilled revenues, net (1)	$1,000.6	$371.8	$88.5	$1,460.9	$33.9	$8.4	$1,503.2

Total accounts receivable, net – past due greater than 90 days (1)	$51.7	$45.0	$2.1	$98.8	$—	$—	$98.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.6%	100.0%	—%	94.5%	—%	—%	94.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at June 30, 2024, $729.6 million, or 58.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended June 30, 2024 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at April 1, 2024	$83.0	$104.6	$3.1	$190.7
Provision for credit losses	9.8	12.2	1.7	23.7
Provision for credit losses deferred for future recovery or refund	1.4	(7.5)	—	(6.1)
Write-offs charged against the allowance	(35.9)	(22.3)	(1.1)	(59.3)
Recoveries of amounts previously written off	10.4	6.2	1.3	17.9
Balance at June 30, 2024	$68.7	$93.2	$5.0	$166.9

Six Months Ended June 30, 2024 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2024	$77.4	$109.7	$6.4	$193.5
Provision for credit losses	23.6	27.3	(1.3)	49.6
Provision for credit losses deferred for future recovery or refund	17.1	(6.2)	—	10.9
Write-offs charged against the allowance	(71.5)	(50.3)	(2.4)	(124.2)
Recoveries of amounts previously written off	22.1	12.7	2.3	37.1
Balance at June 30, 2024	$68.7	$93.2	$5.0	$166.9

06/30/2024 Form 10-Q	16	WEC Energy Group, Inc.

On a consolidated basis, there was a $26.6 million decrease in the allowance for credit losses at June 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31. Also contributing to the decrease in the allowance for credit losses, we have seen lower required reserve percentages at many of our regulated utilities as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

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

06/30/2024 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	June 30, 2024	December 31, 2023
Regulatory assets
Plant retirement related items (1)	$824.6	$646.2
Pension and OPEB costs	725.1	731.7
Environmental remediation costs	575.2	596.8
Income tax related items	442.8	449.9
AROs	167.1	162.0
Uncollectible expense	123.9	127.7
System support resource	107.9	113.2
Decoupling (2)	102.1	27.3
Securitization	82.3	85.9
Derivatives	62.7	130.3
Bluewater	53.5	45.3
Energy efficiency programs	30.1	33.9
Other, net	137.7	124.5
Total regulatory assets	$3,435.0	$3,274.7

Balance sheet presentation
Other current assets	$41.9	$24.9
Regulatory assets	3,393.1	3,249.8
Total regulatory assets	$3,435.0	$3,274.7

(1)    Included in plant retirement related items at June 30, 2024, are $116.0 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024. See Note 23, Commitments and Contingencies, for more information.

(2)    PGL, NSG, and MERC have decoupling mechanisms. These mechanisms differ by state and allow the utilities to recover the differences between actual and authorized margins for certain customer classes.

(in millions)	June 30, 2024	December 31, 2023
Regulatory liabilities
Income tax related items	$1,852.0	$1,901.8
Removal costs	1,401.5	1,329.9
Pension and OPEB benefits	300.3	299.2
Energy costs refundable through rate adjustments	143.1	72.4
Derivatives	39.8	19.2
Electric transmission costs	29.5	30.3
Uncollectible expense	24.8	21.2
Energy efficiency programs	19.4	17.2
Other, net	84.2	54.0
Total regulatory liabilities	$3,894.6	$3,745.2

Balance sheet presentation
Other current liabilities	$59.9	$47.5
Regulatory liabilities	3,834.7	3,697.7
Total regulatory liabilities	$3,894.6	$3,745.2

Oak Creek Power Plant Units 5-6

In May 2024, OCPP Units 5 and 6 were retired. Due to the retirement of these units and the determination that recovery was probable, their net book value of $78.3 million at June 30, 2024 was classified as a regulatory asset. In addition, a $43.9 million cost of removal reserve related to the units continued to be classified as a regulatory liability at June 30, 2024. Not included in these

06/30/2024 Form 10-Q	18	WEC Energy Group, Inc.

amounts was $9.4 million of deferred tax liabilities previously recorded for the retired units. Effective with its rate order issued by the PSCW in December 2022, WE received approval to collect a return of and on the entire net book value of OCPP Units 5 and 6 and, as a result, will continue to amortize the regulatory asset on a straight-line basis, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization on the income statement. WE also intends to request FERC approval to continue to collect the net book value of OCPP Units 5 and 6 using the approved composite depreciation rates, in addition to a return on the remaining net book value.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for Koshkonong and have acquired 200 MWs of capacity in West Riverside. See Note 2, Acquisitions, for more information on the West Riverside acquisitions. OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of OCPP Units 7 and 8 was $675.8 million at June 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by June 2026. The total net book value of WPS's ownership share of Columbia Units 1 and 2 was $252.1 million at June 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC – Storm Damage

During wind storms in March 2023, June 2023, and May 2024, certain sections of our Samson I solar facility incurred damage. As of June 30, 2024, we recognized an impairment of $2.3 million related to storm damage, which was offset by a $2.3 million receivable for future insurance recoveries. Although we may experience differences between periods in the timing of cash flows, we do not currently expect a significant impact to our long-term cash flows from these events.

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

WECI has also recorded AROs for the dismantling of our non-utility renewable generation projects.

06/30/2024 Form 10-Q	19	WEC Energy Group, Inc.

The following table shows changes to our AROs:

(in millions)	2024		2023
Balance at January 1	$374.2		$479.3
Accretion	7.4		8.5
Additions	165.7	(1)	16.6	(2)
Liabilities settled	(3.7)		(1.5)
Balance at June 30	$543.6		$502.9

(1)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 23, Commitments and Contingencies, for more information.

(2)    AROs increased primarily as a result of AROs being recorded for the legal requirement to dismantle, at retirement, the Red Barn wind-powered generation project and the Sapphire Sky and Samson I non-utility renewable generation projects.

NOTE 9—COMMON EQUITY

Stock-Based Compensation

During the six months ended June 30, 2024, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	294,990
Restricted shares (2)	108,484
Performance units	205,051

(1)Stock options awarded had a weighted-average exercise price of $84.92 and a weighted-average grant date fair value of $16.19 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $84.97 per share.

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

Common Stock

As of January 1, 2024, we began issuing new shares of common stock to fulfill our obligations under various stock-based employee benefit and compensations plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. During 2023, we instructed our independent agents to purchase shares on the open market to fulfill obligations under these plans. As such, no new shares of common stock were issued during the three and six months ended June 30, 2023.

06/30/2024 Form 10-Q	20	WEC Energy Group, Inc.

We had the following changes to our outstanding common stock during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Common stock shares outstanding at beginning of period	315,822,587	315,434,531
Shares issued:
Stock-based compensation	20,488	162,666
401(k)	122,300	246,600
Stock investment plan	114,026	235,604
Common stock shares outstanding at end of period	316,079,401	316,079,401

On July 18, 2024, our Board of Directors declared a quarterly cash dividend of $0.835 per share, payable on September 1, 2024, to shareholders of record on August 14, 2024.

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2024	December 31, 2023
Commercial paper
Amount outstanding	$756.8	$2,017.2
Weighted-average interest rate on amounts outstanding	5.46%	5.49%
Operating expense loans
Amount outstanding (1)	$4.5	$3.7

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2024 was $1,836.4 million with a weighted-average interest rate during the period of 5.50%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	June 30, 2024
WEC Energy Group	September 2026	$1,500.0
WEC Energy Group	October 2024	200.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,300.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		756.8
Available capacity under existing agreements		$2,540.9

06/30/2024 Form 10-Q	21	WEC Energy Group, Inc.

NOTE 11—LONG-TERM DEBT

WEC Energy Group, Inc.

In January and February 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes for $115.2 million with proceeds from issuing commercial paper. We recorded a $6.9 million gain related to the early settlement. Additionally, in May 2024, we repurchased $19.0 million aggregate principal amount of the $377.9 million outstanding of our 2007 Junior Notes for $18.7 million, plus accrued interest, with proceeds received from issuing commercial paper.

In March 2024, our $600.0 million of 0.80% Senior Notes, due March 15, 2024, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

Convertible Senior Notes

In the second quarter of 2024, we issued $862.5 million of 2027 Notes and $862.5 million of 2029 Notes. The 2027 Notes and 2029 Notes are senior unsecured obligations and bear interest at an annual rate of 4.375%, payable semiannually beginning on December 1, 2024. Proceeds from the offerings were used to repay short-term debt and for general corporate purposes.

The 2027 Notes will mature on June 1, 2027, and the 2029 Notes will mature on June 1, 2029, unless earlier converted or repurchased in accordance with their terms, or in the case of the 2029 Notes, redeemed by us. No sinking fund is provided for either series of the notes. Upon the occurrence of a fundamental change, as defined in the related indenture, holders may require us to repurchase for cash all or any portion of their 2027 or 2029 Notes. We may not redeem the 2027 Notes prior to their maturity date. We may redeem for cash all or part of the 2029 Notes, at our option, on or after June 1, 2027 and on or before the 41st scheduled trading day immediately preceding their maturity date, if the last reported sale price per share of our common stock has been at least 130% of the conversion price of the 2029 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period. Any redemptions or fundamental change repurchases of the 2027 Notes or 2029 Notes will be at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

Holders may convert all or any portion of their notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2027, in the case of the 2027 Notes, and March 1, 2029, in the case of the 2029 Notes, only under the following circumstances:

•During any calendar quarter commencing after the calendar quarter ending on September 30, 2024, (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of such series of notes on each applicable trading day;

•During the five consecutive business day period immediately after any ten consecutive trading day period (measurement period) in which the trading price per $1,000 principal amount of notes of such series for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of such series of notes on each such trading day;

•Upon the occurrence of specified corporate events, as defined in the related indenture;

•In the case of the 2029 Notes only, if we call any of the 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day prior to the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption.

Holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, on or after March 1, 2027, in the case of the 2027 Notes, or March 1, 2029, in the case of the 2029 Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of such series of notes.

Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

06/30/2024 Form 10-Q	22	WEC Energy Group, Inc.

The initial conversion rate for both the 2027 Notes and 2029 Notes is 10.1243 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $98.77 per share of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events, as defined in the related indenture, but will not be adjusted for accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the related indenture, we will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.

As of June 30, 2024, none of the conditions allowing holders to convert their notes were met. In accordance with the guidance in ASC Subtopic 470-20, Debt - Debt with Conversion and Other Options, the 2027 Notes and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of June 30, 2024:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(9.0)	$853.5	$856.4
2029 Notes	862.5	(9.2)	853.3	856.5

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 15, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes and 2029 Notes:

(in millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
2027 Notes
Contractual interest expense	$3.5	$3.5
Amortization of debt issuance costs	0.3	0.3
Total interest expense - 2027 Notes	3.8	3.8

2029 Notes
Contractual interest expense	3.5	3.5
Amortization of debt issuance costs	0.2	0.2
Total interest expense - 2029 Notes	$3.7	$3.7

Potentially dilutive common shares issuable upon conversion of the 2027 Notes and 2029 Notes are determined using the if-converted method for calculating diluted earnings per share. As of June 30, 2024, there were no shares of our common stock related to the potential conversion of the 2027 Notes and 2029 Notes included in our diluted earnings per share as the impact was anti-dilutive.

Wisconsin Electric Power Company

In May 2024, WE issued $350.0 million of 5.00% Debentures, due May 15, 2029, and used the net proceeds to repay short-term debt and for other general corporate purposes.

NOTE 12—LEASES

In June 2024, UMERC entered into an agreement to acquire and construct Renegade, a utility-scale solar-powered electric generating facility in Delta and Marquette counties, Michigan. Commercial operation of the project is targeted at the end of 2026. Related to its investment in Renegade, UMERC entered into several land leases that commenced in the second quarter of 2024. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, the land leases are being amortized over the extended term of the leases. Once Renegade achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased. We expect to recover the lease payments through rates.

Our total obligation under the land-related finance lease for Renegade was $18.7 million at June 30, 2024, and was included in long-term debt on our balance sheet. Our finance lease right of use asset related to Renegade was also $18.7 million as of June 30, 2024, and was included in property, plant, and equipment on our balance sheet.

06/30/2024 Form 10-Q	23	WEC Energy Group, Inc.

Our weighted-average discount rate for the Renegade finance lease was 5.86%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under the finance lease for Renegade as of June 30, 2024, were as follows:

(in millions)
Six Months Ended December 31, 2024	$0.7
2025	0.3
2026	0.9
2027	0.9
2028	0.9
2029	0.9
Thereafter	70.5
Total minimum lease payments	75.1
Less: Interest	(56.4)
Present value of minimum lease payments	18.7
Less: Short-term lease liabilities	—
Long-term lease liabilities	$18.7

On July 30, 2024, WE and WPS partnered with an unaffiliated utility to acquire and construct Koshkonong, a utility-scale solar-powered electric generating facility located in Dane County, Wisconsin. Once fully constructed, WE and WPS will collectively own 270 MWs of solar generation. Related to their investment in Koshkonong, WE and WPS, along with their unaffiliated utility partner, entered into several land leases that commenced in the third quarter of 2024. We are currently evaluating the impact these leases will have on our financial statements and related disclosures.

NOTE 13—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2024	December 31, 2023
Materials and supplies	$350.3	$320.0
Natural gas in storage	239.0	327.8
Fossil fuel	106.5	127.4
Total	$695.8	$775.2

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2024, we had a temporary LIFO liquidation debit of $0.3 million recorded within other current assets on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

06/30/2024 Form 10-Q	24	WEC Energy Group, Inc.

NOTE 14—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$53.1	21.0%	$71.1	21.0%
State income taxes net of federal tax benefit	15.6	6.2%	21.0	6.2%
PTCs, net	(22.2)	(8.8)%	(33.9)	(10.0)%
Federal excess deferred tax amortization	(4.9)	(1.9)%	(7.3)	(2.2)%
Other, net	—	—%	(2.4)	(0.7)%
Total income tax expense	$41.6	16.5%	$48.5	14.3%

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$202.2	21.0%	$193.2	21.0%
State income taxes net of federal tax benefit	59.0	6.1%	56.8	6.2%
PTCs, net	(110.2)	(11.4)%	(100.1)	(10.9)%
Federal excess deferred tax amortization	(20.3)	(2.1)%	(20.4)	(2.2)%
Other, net	(1.4)	(0.2)%	(6.9)	(0.8)%
Total income tax expense	$129.3	13.4%	$122.6	13.3%

The effective tax rates for the three and six months ended June 30, 2024 and 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In September 2023 and May 2024, under this transferability provision, we entered into agreements to sell substantially all of the PTCs we generated in 2023 and substantially all of the PTCs expected to be generated in 2024 to third parties. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

06/30/2024 Form 10-Q	25	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$4.0	$9.3	$—	$13.3
FTRs and TCRs	—	—	20.8	20.8
Coal contracts	—	0.2	—	0.2
Total derivative assets	$4.0	$9.5	$20.8	$34.3

Investments held in rabbi trust	$47.9	$—	$—	$47.9

Derivative liabilities
Natural gas contracts	$27.6	$13.0	$—	$40.6
Coal contracts	—	15.7	—	15.7
Total derivative liabilities	$27.6	$28.7	$—	$56.3

06/30/2024 Form 10-Q	26	WEC Energy Group, Inc.

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.2	$8.3	$—	$10.5
FTRs and TCRs	—	—	7.2	7.2
Coal contracts	—	0.3	—	0.3
Total derivative assets	$2.2	$8.6	$7.2	$18.0

Investments held in rabbi trust	$51.7	$—	$—	$51.7

Derivative liabilities
Natural gas contracts	$70.1	$16.0	$—	$86.1
Coal contracts	—	20.3	—	20.3
Total derivative liabilities	$70.1	$36.3	$—	$106.4

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

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended June 30, 2024 and 2023, the net unrealized gains included in earnings related to the investments held at the end of the period were $1.5 million and $3.6 million, respectively. For the six months ended June 30, 2024 and 2023, the net unrealized gains included in earnings related to the investments held at the end of the period were $5.2 million and $6.4 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Balance at the beginning of the period	$2.6	$3.0	$7.2	$7.8
Purchases	25.8	19.2	26.8	19.5
Net realized and unrealized losses included in earnings (1)	(0.2)	(0.2)	(1.0)	(0.5)
Settlements	(7.4)	(5.2)	(12.2)	(10.0)
Balance at the end of the period	$20.8	$16.8	$20.8	$16.8
Net unrealized losses included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$(0.2)	$(0.1)	$(0.2)	$(0.1)

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.2	$30.4	$21.4
Long-term debt, including current portion (1)	17,900.6	16,632.6	16,631.1	15,564.3

(1)The carrying amount of long-term debt excludes finance lease obligations of $164.6 million and $145.9 million at June 30, 2024 and December 31, 2023, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

06/30/2024 Form 10-Q	27	WEC Energy Group, Inc.

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

	June 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$13.1	$38.4	$10.4	$78.1
FTRs and TCRs	20.8	—	7.2	—
Coal contracts	0.1	10.8	0.3	10.9
Total current	34.0	49.2	17.9	89.0

Long-term
Natural gas contracts	0.2	2.2	0.1	8.0
Coal contracts	0.1	4.9	—	9.4
Total long-term	0.3	7.1	0.1	17.4
Total	$34.3	$56.3	$18.0	$106.4

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

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	48.1 Dth	$(29.8)	47.7 Dth	$(69.1)
FTRs and TCRs	7.6 MWh	2.0	7.5 MWh	4.1
Total		$(27.8)		$(65.0)

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	115.9 Dth	$(86.7)	106.4 Dth	$(144.4)
FTRs and TCRs	15.2 MWh	3.6	14.8 MWh	4.5
Total		$(83.1)		$(139.9)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2024 and December 31, 2023, we had posted cash collateral of $52.9 million and $100.3 million, respectively. These amounts were recorded on our balance sheets in other current assets.

06/30/2024 Form 10-Q	28	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$34.3	$56.3		$18.0	$106.4
Gross amount not offset on the balance sheet	(4.5)	(28.1)	(1)	(3.1)	(71.0)	(2)
Net amount	$29.8	$28.2		$14.9	$35.4

(1)Includes cash collateral posted of $23.6 million.

(2)Includes cash collateral posted of $67.9 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three and six months ended June 30, 2024 and 2023 were not significant. At June 30, 2024, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 17—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at June 30, 2024	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$136.5	$19.7	$—	$116.8
Surety bonds (2)	34.0	32.1	1.9	—
Other guarantees (3)	11.0	—	—	11.0
Total guarantees	$181.5	$51.8	$1.9	$127.8

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

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

06/30/2024 Form 10-Q	29	WEC Energy Group, Inc.

NOTE 18—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Service cost	$5.4	$5.4	$12.1	$12.0
Interest cost	28.8	30.4	58.3	61.2
Expected return on plan assets	(45.3)	(46.4)	(91.1)	(93.8)
Amortization of prior service cost	—	—	—	0.1
Amortization of net actuarial loss	15.3	9.3	29.7	16.7
Net periodic benefit cost (credit)	$4.2	$(1.3)	$9.0	$(3.8)

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Service cost	$2.6	$2.4	$5.4	$4.9
Interest cost	5.7	5.4	11.4	10.8
Expected return on plan assets	(13.1)	(13.2)	(26.3)	(26.5)
Amortization of prior service credit	(3.4)	(3.7)	(6.8)	(7.4)
Amortization of net actuarial gain	(1.9)	(3.0)	(3.8)	(6.2)
Net periodic benefit credit	$(10.1)	$(12.1)	$(20.1)	$(24.4)

During the six months ended June 30, 2024, we made contributions and payments of $6.8 million related to our pension plans and $0.7 million related to our OPEB plans. We expect to make contributions and payments of $6.5 million related to our pension plans and $1.3 million related to our OPEB plans during the remainder of 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of June 30, 2024, we recorded a $15.5 million regulatory asset for pension costs and a $26.5 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 19—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at June 30, 2024. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2024.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of June 30, 2024.

Intangible Assets

At both June 30, 2024 and December 31, 2023, we had $29.3 million of indefinite-lived intangible assets, largely consisting of spectrum frequencies. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

06/30/2024 Form 10-Q	30	WEC Energy Group, Inc.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$653.9	$(93.0)	$560.9	$653.9	$(66.6)	$587.3
Proxy revenue swap (2)	7.2	(3.8)	3.4	7.2	(3.5)	3.7
Interconnection agreements (3)	4.7	(1.0)	3.7	4.7	(0.9)	3.8
Total intangible liabilities	$665.8	$(97.8)	$568.0	$665.8	$(71.0)	$594.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead Wind Energy LLC, Samson I, and Sapphire Sky expiring between 2030 and 2037. The weighted-average remaining useful life of the PPAs is 11 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream Wind Energy LLC's wind generation for fixed quarterly payments over 10 years, which expires in February 2029. The remaining useful life of the proxy revenue swap is five years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill Energy III LLC, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 16 years.

Amortization related to these intangible liabilities for the three and six months ended June 30, 2024, was $13.4 million and $26.8 million, respectively. Amortization for the three and six months ended June 30, 2023, was $13.4 million and $23.8 million, respectively. Amortization for the next five years, including amounts recorded through June 30, 2024, is estimated to be:

	For the Years Ending December 31
(in millions)	2024	2025	2026	2027	2028
Amortization to be recorded as an increase to operating revenues	$53.4	$53.4	$53.4	$53.4	$53.4
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

06/30/2024 Form 10-Q	31	WEC Energy Group, Inc.

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

	Three Months Ended June 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,001.6	$25.5	$2,027.1
Add: Earnings from equity method investment	46.2	0.6	46.8
Add: Capital contributions	18.2	—	18.2
Less: Distributions	36.3	—	36.3
Balance at end of period	$2,029.7	$26.1	$2,055.8

	Three Months Ended June 30, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,896.2	$25.5	$1,921.7
Add: Earnings from equity method investment	43.1	0.5	43.6
Add: Capital contributions	27.2	—	27.2
Less: Distributions	34.7	1.9	36.6
Balance at end of period	$1,931.8	$24.1	$1,955.9

	Six Months Ended June 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,980.8	$25.1	$2,005.9
Add: Earnings from equity method investment	90.6	1.0	91.6
Add: Capital contributions	30.3	—	30.3
Less: Distributions	72.0	—	72.0
Balance at end of period	$2,029.7	$26.1	$2,055.8

	Six Months Ended June 30, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,884.6	$24.6	$1,909.2
Add: Earnings from equity method investment	86.0	1.4	87.4
Add: Capital contributions	33.3	—	33.3
Less: Distributions	72.1	1.9	74.0
Balance at end of period	$1,931.8	$24.1	$1,955.9

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Charges to ATC for services and construction	$6.3	$4.0	$11.0	$7.8
Charges from ATC for network transmission services	103.2	94.3	206.5	188.8

06/30/2024 Form 10-Q	32	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	June 30, 2024	December 31, 2023
Accounts receivable for services provided to ATC	$1.6	$1.6
Accounts payable for services received from ATC	50.0	49.9
Amounts due from ATC for transmission infrastructure upgrades (1)	42.3	46.1

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2024	2023	2024	2023
Income statement data
Operating revenues	$218.3	$203.8	$430.2	$404.2
Operating expenses	109.2	101.5	214.0	200.6
Other expense, net	35.8	32.9	71.0	65.4
Net income	$73.3	$69.4	$145.2	$138.2

(in millions)	June 30, 2024	December 31, 2023
Balance sheet data
Current assets	$146.5	$115.2
Noncurrent assets	6,539.3	6,337.0
Total assets	$6,685.8	$6,452.2

Current liabilities	$586.0	$495.9
Long-term debt	2,810.5	2,736.0
Other noncurrent liabilities	573.3	585.2
Members' equity	2,716.0	2,635.1
Total liabilities and members' equity	$6,685.8	$6,452.2

NOTE 21—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At June 30, 2024, we reported six segments, which are described below.

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

See Note 2, Acquisitions, for more information on recent WECI acquisitions.

06/30/2024 Form 10-Q	33	WEC Energy Group, Inc.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Wisvest LLC, Wisconsin Energy Capital Corporation, and WBS.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2024 and 2023:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2024
External revenues	$1,368.2	$276.8	$71.0	$1,716.0	$—	$56.0	$—	$—	$1,772.0
Intersegment revenues	—	—	—	—	—	119.6	—	(119.6)	—
Other operation and maintenance	389.2	102.6	24.6	516.4	—	25.0	(4.0)	(4.0)	533.4
Depreciation and amortization	228.3	63.7	11.5	303.5	—	49.6	5.4	(21.9)	336.6
Equity in earnings of transmission affiliates	—	—	—	—	46.8	—	—	—	46.8
Interest expense	157.3	23.5	4.0	184.8	4.9	24.1	76.5	(89.7)	200.6
Income tax expense (benefit)	34.4	10.2	0.3	44.9	10.5	(20.2)	6.4	—	41.6
Net income (loss)	132.4	25.7	0.6	158.7	31.4	91.7	(71.8)	—	210.0
Net income (loss) attributed to common shareholders	132.1	25.7	0.6	158.4	31.4	93.3	(71.8)	—	211.3

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2023
External revenues	$1,424.5	$273.5	$81.9	$1,779.9	$—	$50.0	$0.1	$—	$1,830.0
Intersegment revenues	—	—	—	—	—	119.0	—	(119.0)	—
Other operation and maintenance	351.8	105.3	21.8	478.9	—	20.3	0.7	(3.9)	496.0
Depreciation and amortization	210.3	58.5	10.6	279.4	—	48.4	5.2	(19.1)	313.9
Equity in earnings of transmission affiliates	—	—	—	—	43.6	—	—	—	43.6
Interest expense	150.1	21.4	4.1	175.6	4.8	25.1	62.0	(88.8)	178.7
Income tax expense (benefit)	53.6	10.9	1.3	65.8	9.7	(19.7)	(7.3)	—	48.5
Net income (loss)	185.9	30.1	3.7	219.7	29.1	85.9	(44.7)	—	290.0
Net income (loss) attributed to common shareholders	185.6	30.1	3.7	219.4	29.1	85.9	(44.7)	—	289.7

06/30/2024 Form 10-Q	34	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2024
External revenues	$3,147.0	$942.8	$255.6	$4,345.4	$—	$106.8	$—	$—	$4,452.2
Intersegment revenues	—	—	—	—	—	239.7	—	(239.7)	—
Other operation and maintenance	779.1	209.6	45.2	1,033.9	—	43.2	(7.4)	(5.5)	1,064.2
Depreciation and amortization	452.9	127.2	22.9	603.0	—	98.7	11.0	(42.7)	670.0
Equity in earnings of transmission affiliates	—	—	—	—	91.6	—	—	—	91.6
Interest expense	315.1	48.5	8.0	371.6	9.7	48.2	143.1	(180.0)	392.6
Income tax expense (benefit)	109.3	82.3	13.3	204.9	20.4	(43.6)	(52.4)	—	129.3
Net income (loss)	399.1	213.2	39.2	651.5	61.5	186.0	(66.4)	—	832.6
Net income (loss) attributed to common shareholders	398.5	213.2	39.2	650.9	61.5	187.6	(66.4)	—	833.6

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2023
External revenues	$3,420.8	$873.2	$331.9	$4,625.9	$—	$92.1	$0.1	$—	$4,718.1
Intersegment revenues	—	—	—	—	—	243.1	—	(243.1)	—
Other operation and maintenance	732.6	219.0	46.5	998.1	—	38.1	(0.7)	(5.5)	1,030.0
Depreciation and amortization	417.6	117.0	21.0	555.6	—	91.1	10.3	(37.6)	619.4
Equity in earnings of transmission affiliates	—	—	—	—	87.4	—	—	—	87.4
Interest expense	300.7	43.0	8.3	352.0	9.6	45.0	117.6	(173.3)	350.9
Income tax expense (benefit)	119.5	52.9	12.5	184.9	19.4	(37.5)	(44.2)	—	122.6
Net income (loss)	443.4	143.2	36.9	623.5	58.4	174.2	(58.5)	—	797.6
Net income (loss) attributed to common shareholders	442.8	143.2	36.9	622.9	58.4	174.4	(58.5)	—	797.2

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

06/30/2024 Form 10-Q	35	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$0.3	$0.8
Regulatory assets	82.3	85.9
Other long-term assets (restricted cash)	0.3	0.6

Liabilities
Current portion of long-term debt	9.1	9.0
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	80.9	85.3

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2024 and December 31, 2023, our equity investment in ATC was $2,029.7 million and $1,980.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2024 and December 31, 2023, our equity investment in ATC Holdco was $26.1 million and $25.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

06/30/2024 Form 10-Q	36	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of June 30, 2024, including those of our subsidiaries, were approximately $10.1 billion.

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

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In March 2023, the EPA issued its final Good Neighbor Rule, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we are well positioned to meet the requirements.

Our RICE units in the Upper Peninsula of Michigan and Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. After review of the final rule, we believe we are well positioned to meet its requirements.

06/30/2024 Form 10-Q	37	WEC Energy Group, Inc.

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

The effective date for the initial nonattainment area designation was August 2018, and the attainment status is evaluated every 3 years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status for the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022. Accordingly, the WDNR submitted a SIP revision to the EPA in December 2022 to address the moderate nonattainment status.

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit adequate SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a May 2025 deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect 18 months from the May 2025 deadline if the SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas. The WDNR intends to submit a SIP revision by the May 2025 deadline.

The next attainment evaluation date is August 2024. If the moderate attainment deadline is not met, the EPA will propose the nonattainment areas in Wisconsin be redesignated as serious nonattainment based on 2021-2023 data. We are currently evaluating what, if any, impacts the potential nonattainment redesignation will have on our operations.

Particulate Matter

All counties within our service territories are in attainment with current 2012 standards for fine PM2.5. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until May 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units.

Climate Change

In May 2023, the EPA proposed GHG performance standards for fossil-fired steam generating and natural gas combustion units and also proposed to repeal the Affordable Clean Energy rule, which had replaced the Clean Power Plan. The final rule, known as the Greenhouse Gas Power Plant Rule, was published in May 2024. Pursuant to the final rule, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our RICE units in Michigan and the new Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the Greenhouse Gas Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

06/30/2024 Form 10-Q	38	WEC Energy Group, Inc.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. The EPA indicated that it intends to draft a new rule for existing natural gas-fired units and opened a non-regulatory docket for this new rulemaking. The EPA has stated it anticipates a proposed rule by the end of 2024.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities.

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle Power Plant, and the 2018 retirements of the Pleasant Prairie Power Plant, the Pulliam power plant, and the jointly-owned Edgewater 4 generating unit. We expect to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8 in late 2025, the planned retirement of the jointly-owned Columbia Units 1 and 2 by June 2026, and the planned retirement of Weston Unit 3 in 2031. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050.

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

We have received final or interim BTA determinations for all generation facilities where Section 316(b) is applicable. The most recent BTA determination was for Weston Units 3 and 4. The WDNR reissued the Weston WPDES permit in June 2024 (effective July 1, 2024) that includes a determination that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts in accordance with the requirements in the CWA. With respect to OCPP Units 7 and 8, we believe the WDNR will reach the same BTA determination decision when the WPDES permit for those units is reissued, which is expected in 2025.

Steam Electric Effluent Limitation Guidelines

The EPA's final ELG rule, which took effect in January 2016 ("2015 ELG rule"), was modified in 2020 ("2020 ELG rule"), and again in 2024 with the May 2024 publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The three requirements that affect WE and WPS facilities relate to discharge limits for BATW, FGD wastewater, and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still

06/30/2024 Form 10-Q	39	WEC Energy Group, Inc.

necessary at OCPP, ERGS, and Weston to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $105 million in capital investment.

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All WE and WPS coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a Notice of Planned Participation by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for both the ERGS and Weston coal-fueled facilities.

The final Supplemental ELG Rule allows owners of coal-fueled units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, required by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

We are still evaluating the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills. Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the 8th Circuit.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2024	December 31, 2023
Regulatory assets	$575.2	$596.8
Reserves for future environmental remediation	437.0	463.7

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

We expect the final rule, which will become effective in November 2024, to have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through

06/30/2024 Form 10-Q	40	WEC Energy Group, Inc.

litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See Note 8, Asset Retirement Obligations, for more information on the estimated cost of the additional remediation.

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

NOTE 24—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Six Months Ended June 30
(in millions)	2024	2023
Cash paid for interest, net of amount capitalized	$377.7	$312.8
Cash paid (received) for income taxes, net (1)	(172.8)	15.8
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	167.1	156.7
Common stock issued for stock-based compensation plans	6.4	—
Increase in receivables related to insurance proceeds	2.2	5.6

(1)    Cash received for income taxes in 2024 includes $173.0 million related to 2023 and 2024 PTCs that were sold to third parties.

06/30/2024 Form 10-Q	41	WEC Energy Group, Inc.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$224.0	$42.9
Restricted cash included in other current assets	51.3	70.1
Restricted cash included in other long-term assets	27.6	52.2
Cash, cash equivalents, and restricted cash	$302.9	$165.2

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

06/30/2024 Form 10-Q	42	WEC Energy Group, Inc.

A decision is expected in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025 and 2026.

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

In December 2023, PGL and NSG filed an application for rehearing with the ICC requesting reconsideration of various issues in the ICC's November 16, 2023 written orders. The ICC granted PGL and NSG a limited-scope rehearing focused exclusively on the authorized spending for the completion of SMP projects that started in 2023 and emergency repairs needed to ensure the safety and reliability of PGL's delivery system. On May 30, 2024, the ICC issued a written order on the rehearing. The order approved $28.5 million of additional spending for emergency work, representing a $1.6 million increase to PGL's annual revenue requirement.

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

On June 7, 2024, PGL and NSG filed a petition with the Illinois Appellate Court for review of the November 16, 2023 and May 30, 2024 orders.

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In June 2023, the ICC denied PGL's and NSG's application requesting a rehearing of the ICC's May 2023 order. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC orders. Their appeal is still pending.

06/30/2024 Form 10-Q	43	WEC Energy Group, Inc.

As of June 30, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2023, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

Costs previously incurred under PGL's QIP rider are still subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2022, is still pending. Annual costs included in the rider have ranged from $192 million to $348 million during these open reconciliation years.

As of June 30, 2024, there can be no assurance that all costs incurred under PGL's QIP rider during the open reconciliation years, which include 2016 through 2023, will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

MERC’s customers were entitled to an $8.9 million refund due to the interim rate increase exceeding the final approved rate increase. These amounts were refunded to customers during the second quarter of 2024.

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

An MPSC decision is anticipated in the fourth quarter of 2024, with any rate adjustments expected to be effective January 1, 2025.

06/30/2024 Form 10-Q	44	WEC Energy Group, Inc.

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

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

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

06/30/2024 Form 10-Q	45	WEC Energy Group, Inc.

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

Creating a Sustainable Future

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fired generation. The retirements will contribute to meeting our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and clean natural gas generation should better balance our supply with our demand, while maintaining reliable, affordable energy for our customers.

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

We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle power plant, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater 4 generating unit. We expect to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement of OCPP Units 7 and 8 in late 2025, the planned retirement of the jointly-owned Columbia Units 1 and 2 by June 2026, and the planned retirement of Weston Unit 3 in 2031. For more information on the retirement of OCPP Units 5 and 6, see Note 6, Regulatory Assets and Liabilities. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $7.0 billion from 2024-2028 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•2,700 MWs of utility-scale solar;
•880 MWs of wind; and

06/30/2024 Form 10-Q	46	WEC Energy Group, Inc.

•250 MWs of battery storage.

We also plan on investing in a combination of clean, natural gas-fired generation, to be owned by WE, including:

•1,100 MWs of combustion turbines to be constructed at our OCPP site (we plan on constructing a new natural gas lateral pipeline to support this generation); and
•128 MWs of RICE natural gas-fueled generation to be constructed in Kenosha County.

In May 2024, WE completed the acquisition of an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility. See Note 2, Acquisitions, for more information.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 28 Solar Now projects and currently has another two under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to WE's portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS. Under this program, WE has signed up five customers for a total of 44 MWs of generation capacity.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes both continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems in Wisconsin. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We currently have contracts in place for 1.9 Bcf of RNG.

In December 2023, we started a pilot program with Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer of an organic solid flow battery, to test this new form of long-duration energy storage on the U.S. electric grid at our Valley power plant. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. We expect the full pilot to be completed in 2024.

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

06/30/2024 Form 10-Q	47	WEC Energy Group, Inc.

•In April 2024, WE filed a request with the PSCW to construct an LNG facility with a storage capacity of two Bcf, which would be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of the 2024-2028 capital plan and would provide another approximately two Bcf of natural gas supply. The LNG facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

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

On January 3, 2024, the ICC granted PGL a limited-scope rehearing, which was limited to the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of PGL's delivery system. On May 30, 2024, the ICC issued a written order on the rehearing. The order approved $28.5 million of additional spending for emergency work, representing a $1.6 million increase to PGL's annual revenue requirement. See Note 25, Regulatory Environment, for more information.

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

06/30/2024 Form 10-Q	48	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2024

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2024 with the second quarter of 2023, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2024	2023	B (W)
Wisconsin	$132.1	$185.6	$(53.5)
Illinois	25.7	30.1	(4.4)
Other states	0.6	3.7	(3.1)
Electric transmission	31.4	29.1	2.3
Non-utility energy infrastructure	93.3	85.9	7.4
Corporate and other	(71.8)	(44.7)	(27.1)
Net income attributed to common shareholders	$211.3	$289.7	$(78.4)

Diluted earnings per share	$0.67	$0.92	$(0.25)

Earnings decreased $78.4 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the $78.4 million decrease in earnings were:

•A $53.5 million decrease in net income attributed to common shareholders at the Wisconsin segment, driven by higher operating expenses. Lower gains on the sale of land and increases in depreciation and amortization expense and storm restoration expenses all contributed to the higher operating expenses. A negative quarter-over-quarter impact from collections of fuel and purchased power costs and an increase in interest expense also drove the decrease in net income attributed to common shareholders.

•A $27.1 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by a negative impact from an increase in an interim income tax expense and higher interest expense.

06/30/2024 Form 10-Q	49	WEC Energy Group, Inc.

These decreases in earnings were partially offset by a $7.4 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by a positive impact from We Power due to continued capital investment, higher operating income at WECI, and an increase in PTCs from our non-utility renewable generating facilities.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the second quarter of 2024 and 2023:

	Three Months Ended June 30
(in millions)	2024	2023
Wisconsin	$291.8	$352.3
Illinois	57.1	60.9
Other states	4.8	9.1

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

06/30/2024 Form 10-Q	50	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $132.1 million during the second quarter of 2024, representing a $53.5 million, or 28.8%, decrease over the same quarter in 2023. The decrease was driven by higher operating expenses. Lower gains on the sale of land and increases in depreciation and amortization expense and storm restoration expenses all contributed to the higher operating expenses. A negative quarter-over-quarter impact from collections of fuel and purchased power costs and an increase in interest expense also drove the decrease in net income attributed to common shareholders.

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Electric revenues	$1,151.0	$1,182.0	$(31.0)
Fuel and purchased power	332.3	358.7	26.4
Total electric margins	818.7	823.3	(4.6)

Natural gas revenues	217.2	242.5	(25.3)
Cost of natural gas sold	81.7	107.2	25.5
Total natural gas margins	135.5	135.3	0.2

Total electric and natural gas margins	954.2	958.6	(4.4)

Other operation and maintenance	389.2	351.8	(37.4)
Depreciation and amortization	228.3	210.3	(18.0)
Property and revenue taxes	44.9	44.2	(0.7)
Operating income	291.8	352.3	(60.5)

Other income, net	32.3	37.3	(5.0)
Interest expense	157.3	150.1	(7.2)
Income before income taxes	166.8	239.5	(72.7)

Income tax expense	34.4	53.6	19.2
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$132.1	$185.6	$(53.5)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	169.5	$134.3	$(35.2)
Transmission (1)	135.7	131.6	(4.1)
Regulatory amortizations and other pass through expenses (2)	51.7	51.2	(0.5)
We Power (3)	33.1	35.5	2.4
Earnings sharing mechanisms	(0.8)	(0.8)	—
Total other operation and maintenance	$389.2	$351.8	$(37.4)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2024 and 2023, $140.0 million and $127.9 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the second quarter of 2024 and 2023, $29.3 million and $35.8 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

06/30/2024 Form 10-Q	51	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	2,522.9	2,486.9	36.0
Small commercial and industrial (1)	3,118.9	3,108.4	10.5
Large commercial and industrial (1)	2,982.4	2,999.9	(17.5)
Other	26.5	25.6	0.9
Total retail (1)	8,650.7	8,620.8	29.9
Wholesale	402.0	446.5	(44.5)
Resale	1,322.3	962.3	360.0
Total sales in MWh (1)	10,375.0	10,029.6	345.4

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	129.8	150.2	(20.4)
Commercial and industrial	91.4	107.2	(15.8)
Total retail	221.2	257.4	(36.2)
Transportation	294.0	292.2	1.8
Total sales in therms	515.2	549.6	(34.4)

	Three Months Ended June 30
	Degree Days
Weather	2024	2023	B (W)
WE and WG (1)
Heating (891 Normal)	631	758	(16.8)%
Cooling (176 Normal)	202	158	27.8%

WPS (2)
Heating (936 Normal)	760	873	(12.9)%
Cooling (153 Normal)	142	174	(18.4)%

UMERC (3)
Heating (1,178 Normal)	1,088	1,118	(2.7)%
Cooling (87 Normal)	57	108	(47.2)%

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

Electric Revenues

Electric revenues decreased $31.0 million during the second quarter of 2024, compared with the same quarter in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

06/30/2024 Form 10-Q	52	WEC Energy Group, Inc.

Electric Utility Margins

Electric utility margins at the Wisconsin segment decreased $4.6 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factor impacting the lower electric utility margins was a $7.2 million quarter-over-quarter negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for either future recovery or refund to customers.

This decrease in margins was partially offset by a $3.6 million increase in margins related to higher retail sales volumes, driven by the impact of warmer spring weather in WE's service area during the second quarter of 2024, compared with the same quarter in 2023. As measured by cooling degree days, the second quarter of 2024 was 27.8% warmer than the same quarter in 2023 in the Milwaukee area.

Natural Gas Revenues

Natural gas revenues decreased $25.3 million during the second quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 16% during the second quarter of 2024, compared with the same quarter in 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $0.2 million during the second quarter of 2024, compared with the same quarter in 2023. The most significant factor impacting the higher natural gas utility margins was a $7.2 million increase in margins related to the impact of the Wisconsin limited rate case re-openers approved by the PSCW, effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K, for more information on the 2024 limited rate case re-openers. This increase in margins was partially offset by a $6.3 million decrease in margins from lower retail sales volumes, driven by the impact of warmer spring weather during the second quarter of 2024, compared with the same quarter in 2023. As measured by heating degree days, the second quarter of 2024 was 16.8% and 12.9% warmer than the same quarter in 2023 in the Milwaukee area and Green Bay area, respectively.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $56.1 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $22.2 million decrease in pre-tax gains on the sales of land, related to the land sale at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

•An $18.0 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $9.4 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain the distribution systems and for storm restoration during the second quarter of 2024, compared with the same quarter in 2023.

•A $4.1 million increase in transmission expense due to a deferral approved by the PSCW in June 2023, in response to a FERC order eliminating reactive power compensation to our utilities.

Other Income, Net

Other income, net at the Wisconsin segment decreased $5.0 million during the second quarter of 2024, compared with the same quarter in 2023, due in part to lower AFUDC–Equity at WG driven by its LNG facility going into service in February 2024.

06/30/2024 Form 10-Q	53	WEC Energy Group, Inc.

Interest Expense

Interest expense at the Wisconsin segment increased $7.2 million during the second quarter of 2024, compared with the same quarter in 2023, driven by higher average short-term debt balances, increased short-term debt interest rates, and the impact of WE's $350.0 million long-term debt issuance in May 2024.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $19.2 million during the second quarter of 2024, compared with the same quarter in 2023, driven by lower pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $25.7 million during the second quarter of 2024, representing a $4.4 million, or 14.6%, decrease over the same quarter in 2023. The lower earnings were driven by a decrease in natural gas utility margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are lower during the second quarter when natural gas usage is lower, this rate design change drove a decrease in second quarter 2024 margins.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Natural gas revenues	$276.8	$273.5	$3.3
Cost of natural gas sold	41.8	40.6	(1.2)
Total natural gas margins	235.0	232.9	2.1

Other operation and maintenance	102.6	105.3	2.7
Depreciation and amortization	63.7	58.5	(5.2)
Property and revenue taxes	11.6	8.2	(3.4)
Operating income	57.1	60.9	(3.8)

Other income, net	2.3	1.5	0.8
Interest expense	23.5	21.4	(2.1)
Income before income taxes	35.9	41.0	(5.1)

Income tax expense	10.2	10.9	0.7
Net income attributed to common shareholders	$25.7	$30.1	$(4.4)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in the line items below	$75.3	$87.8	$12.5
Riders (1)	26.6	17.5	(9.1)
Regulatory amortizations (1)	0.7	—	(0.7)
Total other operation and maintenance	$102.6	$105.3	$2.7

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2024 Form 10-Q	54	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	104.3	117.1	(12.8)
Commercial and industrial	37.8	41.3	(3.5)
Total retail	142.1	158.4	(16.3)
Transportation	118.5	128.4	(9.9)
Total sales in therms	260.6	286.8	(26.2)

	Three Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (704 Normal)	450	601	(25.1)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $3.3 million during the second quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas increased approximately 15% during the second quarter of 2024, compared with the same quarter 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $9.1 million impact of the riders referenced in the table above, decreased $7.0 million during the second quarter of 2024, compared with the same quarter in 2023. The lower natural gas utility margins were driven by a $6.2 million decrease related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. PGL’s rate order includes the recovery of costs related to PGL’s SMP in base rates. Previously, these costs were being recovered under its QIP rider. As base revenues are lower during the second quarter when natural gas usage is lower, this rate design change drove a decrease in second quarter 2024 margins.

See Note 25, Regulatory Environment, for more information.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $3.2 million, net of the $9.1 million impact of the riders referenced in the table above, during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the decrease in other operating expenses were:

•An $11.1 million decrease in expenses driven by an ICC order received in May 2023 related to an annual prudency review of PGL's and NSG's UEA riders, which required refunds to ratepayers starting in September 2023. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery for more information.

•A $6.1 million decrease in benefit costs, primarily due to a ratemaking adjustment related to certain previously capitalized costs in rate base during the second quarter of 2023.

These decreases in operating expenses were partially offset by:

•A $5.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

06/30/2024 Form 10-Q	55	WEC Energy Group, Inc.

•A $4.7 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $3.4 million increase in property and revenue taxes, driven by an increase in the invested capital tax. This increase was related to an increase in regulatory amortizations as approved in the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively.

Interest Expense

Interest expense at the Illinois segment increased $2.1 million during the second quarter of 2024, compared with the same quarter in 2023, due primarily to the impact of PGL and NSG issuing long-term debt in November 2023.

Income Tax Expense

Income tax expense at the Illinois segment decreased $0.7 million during the second quarter of 2024, compared with the same quarter in 2023, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net income attributed to common shareholders was $0.6 million during the second quarter of 2024, representing a $3.1 million, or 83.8%, decrease over the same quarter in 2023. The decrease was driven by higher operating expenses, primarily due to increases in bad debt expense and property and revenue taxes.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Natural gas revenues	$71.0	$81.9	$(10.9)
Cost of natural gas sold	23.8	35.7	11.9
Total natural gas margins	47.2	46.2	1.0

Other operation and maintenance	24.6	21.8	(2.8)
Depreciation and amortization	11.5	10.6	(0.9)
Property and revenue taxes	6.3	4.7	(1.6)
Operating income	4.8	9.1	(4.3)

Other income, net	0.1	—	0.1
Interest expense	4.0	4.1	0.1
Income before income taxes	0.9	5.0	(4.1)

Income tax expense	0.3	1.3	1.0
Net income attributed to common shareholders	$0.6	$3.7	$(3.1)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line item below	$18.9	$18.4	$(0.5)
Regulatory amortizations and other pass through expenses (1)	5.7	3.4	(2.3)
Total other operation and maintenance	$24.6	$21.8	$(2.8)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2024 Form 10-Q	56	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	34.9	43.6	(8.7)
Commercial and industrial	25.9	28.0	(2.1)
Total retail	60.8	71.6	(10.8)
Transportation	187.7	178.8	8.9
Total sales in therms	248.5	250.4	(1.9)

	Three Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
MERC
Heating (950 Normal)	817	877	(6.8)%

MGU
Heating (781 Normal)	524	748	(29.9)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

Natural Gas Revenues

Natural gas revenues decreased $10.9 million during the second quarter of 2024, compared with the same quarter in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 25% during the second quarter of 2024, compared with the same quarter in 2023. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $1.0 million during the second quarter of 2024, compared with the same quarter in 2023. The primary factors impacting the increase in natural gas utility margins were:

•A $1.5 million increase related to MGU's rate increase approved by the MPSC that was effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information.

•A $1.2 million increase related to MERC's final rate increase approved by the MPUC in November 2023. See Note 25, Regulatory Environment, for more information.

These increases were partially offset by a $1.9 million decrease related to lower sales volumes, primarily driven by warmer weather. As measured by heating degree days, the three months ended June 30, 2024 were 6.8% and 29.9% warmer than the same quarter in 2023 at MERC and MGU, respectively.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $5.3 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in operating expenses were:

•A $2.1 million increase in bad debt expense, driven by the aging of MGU's arrears.

•A $1.6 million increase in property and revenue taxes, primarily at MERC.

06/30/2024 Form 10-Q	57	WEC Energy Group, Inc.

•A $0.9 million increase in depreciation and amortization expense related to continued capital investment.

Income Tax Expense

Income tax expense at the other states segment decreased $1.0 million during the second quarter of 2024, compared with the same quarter in 2023, driven by lower pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Equity in earnings of transmission affiliates	$46.8	$43.6	$3.2
Interest expense	4.9	4.8	(0.1)
Income before income taxes	41.9	38.8	3.1

Income tax expense	10.5	9.7	(0.8)
Net income attributed to common shareholders	$31.4	$29.1	$2.3

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $3.2 million during the second quarter of 2024, compared with the same quarter in 2023. This increase was primarily due to continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment increased $0.8 million during the second quarter of 2024, compared with the same quarter in 2023, driven by higher pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Operating income	$95.4	$91.3	$4.1

Other income, net	0.2	—	0.2
Interest expense	24.1	25.1	1.0
Income before income taxes	71.5	66.2	5.3

Income tax benefit	(20.2)	(19.7)	0.5
Net loss attributed to noncontrolling interests	1.6	—	1.6
Net income attributed to common shareholders	$93.3	$85.9	$7.4

Operating Income

Operating income at the non-utility energy infrastructure segment increased $4.1 million during the second quarter of 2024, compared with the same quarter in 2023, driven by these items at WECI:

•A $15.2 million positive impact in 2024 related to the receipt of performance payments.

•A $3.7 million increase in PPA revenue resulting from increased generation driven by higher wind speeds.

06/30/2024 Form 10-Q	58	WEC Energy Group, Inc.

These increases in operating income were partially offset by:

•A $7.8 million increase in operation and maintenance expenses due primarily to equipment failures at several of our renewable generation facilities.

•Recognition of $4.5 million in revenue related to Blooming Grove in 2023 for a capacity payment received from PJM Interconnection that was associated with a December 2022 cold weather event. The capacity payment was subject to a FERC complaint, so we recognized this as revenue in 2023 when FERC issued an order denying that complaint.

•A $3.7 million decrease in margin related to transmission congestion that reduced energy market prices.

•A $2.1 million decrease due to lower amounts recognized for REC sales in 2024 at Blooming Grove driven by lower contracted REC prices.

In addition to the above items at WECI, there was a $3.2 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $1.0 million during the second quarter of 2024, compared with the same quarter in 2023, primarily due to a lower principal balance, as a result of the semi-annual principal payments on long-term debt.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $0.5 million during the second quarter of 2024, compared with the same quarter in 2023, due to a $2.0 million increase in PTCs, offset by higher pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2024	2023	B (W)
Operating loss	$(1.4)	$(5.9)	$4.5

Other income, net	12.5	15.9	(3.4)
Interest expense	76.5	62.0	(14.5)
Loss before income taxes	(65.4)	(52.0)	(13.4)

Income tax expense (benefit)	6.4	(7.3)	(13.7)
Net loss attributed to common shareholders	$(71.8)	$(44.7)	$(27.1)

Operating Loss

The operating loss at the corporate and other segment decreased $4.5 million during the second quarter of 2024, compared with the same quarter in 2023. The lower operating loss was driven by a $3.8 million positive impact from WBS's allocation of its net credits from the non-service components of its net periodic pension and OPEB costs. These net credits are initially recorded in other income, net, but are allocated to our operating segments as an overhead cost, which is recorded through operating expenses. As a result, this positive impact is fully offset in the other income, net line item discussed below.

06/30/2024 Form 10-Q	59	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the corporate and other segment decreased $3.4 million during the second quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the decrease in other income, net were:

•A $3.8 million decrease driven by lower net credits from the non-service components of WBS's net periodic pension and OPEB costs. As discussed above, this negative impact was offset by lower operating expenses as these credits are allocated to our operating segments as an overhead cost. See Note 18, Employee Benefits, for more information on our benefit costs.

•A $2.4 million decrease in the net gains from the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 15, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

These decreases in other income, net were partially offset by a $1.6 million increase in interest income on cash balances and net earnings of $0.9 million from our equity method investments in technology and energy-focused investment funds during the second quarter of 2024, compared with an insignificant net loss during the same quarter in 2023.

Interest Expense

Interest expense at the corporate and other segment increased $14.5 million during the second quarter of 2024, compared with the same quarter in 2023, due to the impact of long-term debt issuances by WEC Energy Group in September 2023 and May 2024, higher average short-term debt balances, and increased short-term debt interest rates. Partially offsetting these increases in interest expense was the impact of Integrys' long-term debt redemption in August 2023, WEC Energy Group's long-term debt maturity in September 2023, WEC Energy Group's tender offer for its 2007 Junior Notes in January and February 2024, and WEC Energy Group's repurchase of $19.0 million of its 2007 Junior Notes in May 2024.

Income Tax Expense (Benefit)

At the corporate and other segment, $6.4 million of income tax expense was recorded during the second quarter of 2024, compared with $7.3 million of income tax benefit recorded during the same quarter in 2023. This change was driven by a $17.6 million increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the second quarter of 2024, compared with the same quarter in 2023.

SIX MONTHS ENDED JUNE 30, 2024

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2024 with the six months ended June 30, 2023, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2024	2023	B (W)
Wisconsin	$398.5	$442.8	$(44.3)
Illinois	213.2	143.2	70.0
Other states	39.2	36.9	2.3
Electric transmission	61.5	58.4	3.1
Non-utility energy infrastructure	187.6	174.4	13.2
Corporate and other	(66.4)	(58.5)	(7.9)
Net income attributed to common shareholders	$833.6	$797.2	$36.4

Diluted Earnings Per Share	$2.64	$2.52	$0.12

06/30/2024 Form 10-Q	60	WEC Energy Group, Inc.

Earnings increased $36.4 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the $36.4 million increase in earnings were:

•A $70.0 million increase in net income attributed to common shareholders at the Illinois segment, driven by an increase in natural gas margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are concentrated in the winter months (first and fourth quarters) when natural gas usage is highest, this rate design change drove a large increase in the first quarter 2024 margins. See Note 25, Regulatory Environment, for more information on the rate orders.

•A $13.2 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs from our non-utility renewable generating facilities in 2024, a positive impact from We Power due to continued capital investment, and higher operating income at WECI.

These increases in earnings were partially offset by a $44.3 million decrease in net income attributed to common shareholders at the Wisconsin segment, driven by higher operating expenses, a net decrease in margins from lower sales volumes due to unfavorable winter weather, and an increase in interest expense. An increase in depreciation and amortization expense, lower gains on the sale of land, and higher storm restoration costs all contributed to the higher operating expenses. These decreases in earnings were partially offset by a positive period-over-period impact from collections of fuel and purchased power costs and the impact of the Wisconsin rate case re-openers approved by the PSCW, effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information.

Expected 2024 Annual Effective Tax Rate

We expect our 2024 annual effective tax rate to be between 12.5% and 13.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

Our electric margins and natural gas margins may not be comparable to similar measures presented by other companies. Furthermore, these measures are not intended to replace operating income as determined in accordance with GAAP as an indicator of operating performance. The following table shows operating income by segment for our utility operations during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30
(in millions)	2024	2023
Wisconsin	$757.8	$794.1
Illinois	339.8	236.3
Other states	60.4	57.4

06/30/2024 Form 10-Q	61	WEC Energy Group, Inc.

Each applicable segment discussion below includes a table that provides the calculation of electric margins and natural gas margins, as applicable, along with a reconciliation to the most directly comparable GAAP measure, operating income.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $398.5 million during the six months ended June 30, 2024, representing a $44.3 million, or 10.0%, decrease over the same period in 2023. The decrease in earnings was driven by higher operating expenses, a net decrease in margins from lower sales volumes due to unfavorable winter weather, and an increase in interest expense. An increase in depreciation and amortization expense, lower gains on the sale of land, and higher storm restoration costs all contributed to the higher operating expenses. These decreases in earnings were partially offset by a positive period-over-period impact from collections of fuel and purchased power costs and the impact of the Wisconsin rate case re-openers approved by the PSCW, effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information.

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Electric revenues	$2,341.6	$2,390.9	$(49.3)
Fuel and purchased power	681.5	770.4	88.9
Total electric margins	1,660.1	1,620.5	39.6

Natural gas revenues	805.4	1,029.9	(224.5)
Cost of natural gas sold	383.5	615.8	232.3
Total natural gas margins	421.9	414.1	7.8

Total electric and natural gas margins	2,082.0	2,034.6	47.4

Other operation and maintenance	779.1	732.6	(46.5)
Depreciation and amortization	452.9	417.6	(35.3)
Property and revenue taxes	92.2	90.3	(1.9)
Operating income	757.8	794.1	(36.3)

Other income, net	65.7	69.5	(3.8)
Interest expense	315.1	300.7	(14.4)
Income before income taxes	508.4	562.9	(54.5)

Income tax expense	109.3	119.5	10.2
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$398.5	$442.8	$(44.3)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$334.9	$289.3	$(45.6)
Transmission (1)	271.5	269.7	(1.8)
Regulatory amortizations and other pass through expenses (2)	107.7	104.3	(3.4)
We Power (3)	66.7	71.0	4.3
Earnings sharing mechanisms	(1.7)	(1.7)	—
Total other operation and maintenance	$779.1	$732.6	$(46.5)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2024 and 2023, $277.8 million and $255.2 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2024 Form 10-Q	62	WEC Energy Group, Inc.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the six months ended June 30, 2024 and 2023, $58.8 million and $62.4 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	5,172.8	5,166.3	6.5
Small commercial and industrial (1)	6,236.9	6,203.5	33.4
Large commercial and industrial (1)	5,866.1	5,908.2	(42.1)
Other	62.7	63.1	(0.4)
Total retail (1)	17,338.5	17,341.1	(2.6)
Wholesale	835.1	921.0	(85.9)
Resale	2,718.5	2,221.3	497.2
Total sales in MWh (1)	20,892.1	20,483.4	408.7

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	590.6	644.1	(53.5)
Commercial and industrial	368.6	405.7	(37.1)
Total retail	959.2	1,049.8	(90.6)
Transportation	689.8	701.0	(11.2)
Total sales in therms	1,649.0	1,750.8	(101.8)

	Six Months Ended June 30
	Degree Days
Weather	2024	2023	B (W)
WE and WG (1)
Heating (4,173 Normal)	3,332	3,591	(7.2)%
Cooling (176 Normal)	202	158	27.8%

WPS (2)
Heating (4,613 Normal)	3,798	4,229	(10.2)%
Cooling (153 Normal)	142	174	(18.4)%

UMERC (3)
Heating (5,179 Normal)	4,491	4,756	(5.6)%
Cooling (87 Normal)	57	108	(47.2)%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2024 Form 10-Q	63	WEC Energy Group, Inc.

Electric Revenues

Electric revenues decreased $49.3 million during the six months ended June 30, 2024, compared with the same period in 2023. To the extent that changes in fuel and purchased power costs are passed through to customers, the changes are offset by comparable changes in revenues. See the discussion of electric utility margins below for more information related to the recovery of fuel and purchased power costs and the remaining drivers of the changes in electric revenues.

Electric Utility Margins

Electric utility margins at the Wisconsin segment increased $39.6 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the higher electric utility margins were:

•A $32.6 million period-over-period positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance beyond the 2% price variance is generally deferred for either future recovery or refund to customers.

•A $2.8 million increase in margins related to higher sales volumes, including steam operations, driven by the impact of warmer spring weather in WE's service area during the six months ended June 30, 2024, compared with the same period in 2023. As measured by cooling degree days, the six months ended June 30, 2024 were 27.8% warmer than the same period in 2023 in the Milwaukee area.

Natural Gas Revenues

Natural gas revenues decreased $224.5 million during the six months ended June 30, 2024, compared with the same period in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 32% during the six months ended June 30, 2024, compared with the same period in 2023. The remaining drivers of changes in natural gas revenues are described in the discussion of natural gas utility margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Wisconsin segment increased $7.8 million during the six months ended June 30, 2024, compared with the same period in 2023. The most significant factor impacting the higher natural gas utility margins was a $31.6 million increase in margins related to the impact of the Wisconsin limited rate case re-openers approved by the PSCW, effective January 1, 2024. This increase in margins was partially offset by a $22.5 million decrease in margins from lower sales volumes, driven by the impact of unfavorable weather during the six months ended June 30, 2024, compared with the same period in 2023. As measured by heating degree days, the six months ended June 30, 2024 were 7.2% and 10.2% warmer than the same period in 2023 in the Milwaukee area and Green Bay area, respectively.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $83.7 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $35.3 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $21.7 million decrease in pre-tax gains on the sales of land, primarily related to the land sale at the site of our former Pleasant Prairie power plant in 2023.

•A $16.2 million increase in electric and natural gas distribution expenses, primarily driven by higher costs to maintain the distribution systems and for storm restoration during the six months ended June 30, 2024, compared with the same period in 2023.

06/30/2024 Form 10-Q	64	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the Wisconsin segment decreased $3.8 million during the six months ended June 30, 2024, compared with the same period in 2023, due in part to lower AFUDC–Equity at WG driven by its LNG facility going into service in February 2024.

Interest Expense

Interest expense at the Wisconsin segment increased $14.4 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by higher average short-term debt balances, increased short-term debt interest rates, and the impact of WE's $350.0 million long-term debt issuance in May 2024.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $10.2 million during the six months ended June 30, 2024, compared with the same period in 2023, primarily due to lower pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $213.2 million during the six months ended June 30, 2024, representing a $70.0 million, or 48.9%, increase over the same period in 2023. The increase was driven by higher natural gas margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are concentrated in the winter months (first and fourth quarters) when natural gas usage is highest, this rate design change drove a large increase in the first quarter 2024 margins. See Note 25, Regulatory Environment, for more information on the rate orders.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Natural gas revenues	$942.8	$873.2	$69.6
Cost of natural gas sold	236.5	279.8	43.3
Total natural gas margins	706.3	593.4	112.9

Other operation and maintenance	209.6	219.0	9.4
Depreciation and amortization	127.2	117.0	(10.2)
Property and revenue taxes	29.7	21.1	(8.6)
Operating income	339.8	236.3	103.5

Other income, net	4.2	2.8	1.4
Interest expense	48.5	43.0	(5.5)
Income before income taxes	295.5	196.1	99.4

Income tax expense	82.3	52.9	(29.4)
Net income attributed to common shareholders	$213.2	$143.2	$70.0

06/30/2024 Form 10-Q	65	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in the line items below	$143.4	$158.5	$15.1
Riders (1)	64.7	60.7	(4.0)
Regulatory amortizations (1)	1.5	(0.2)	(1.7)
Total other operation and maintenance	$209.6	$219.0	$9.4

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	457.8	491.0	(33.2)
Commercial and industrial	174.3	192.4	(18.1)
Total retail	632.1	683.4	(51.3)
Transportation	410.3	434.5	(24.2)
Total sales in therms	1,042.4	1,117.9	(75.5)

	Six Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (3,801 Normal)	3,064	3,320	(7.7)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Natural Gas Revenues

Natural gas revenues increased $69.6 million during the six months ended June 30, 2024, compared with the same period in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The remaining drivers of changes in natural gas revenues are described in the discussion of margins below.

Natural Gas Utility Margins

Natural gas utility margins at the Illinois segment, net of the $4.0 million impact of the riders referenced in the table above, increased $108.9 million during the six months ended June 30, 2024, compared with the same period in 2023. The higher natural gas utility margins were driven by a $111.8 million increase related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. PGL’s rate order includes the recovery of costs related to PGL’s SMP in base rates. Previously, these costs were being recovered under its QIP rider. As base revenues are concentrated in the winter months (first and fourth quarters) when natural gas usage is highest, this rate design change drove a large increase in margins during the six months ended June 30, 2024.

06/30/2024 Form 10-Q	66	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $5.4 million, net of the $4.0 million impact of the riders referenced in the table above, during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $10.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•An $8.6 million increase in property and revenue taxes, driven by an increase in the invested capital tax. This increase was related to an increase in regulatory amortizations as approved in the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively.

•An $8.2 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $2.0 million increase in customer service expense primarily due to higher metering costs.

•A $1.9 million increase in rate case related regulatory amortizations.

These increases in other operating expenses were partially offset by:

•An $11.1 million decrease in expenses driven by an ICC order received in May 2023 related to an annual prudency review of PGL's and NSG's UEA riders, which required refunds to ratepayers starting in September 2023. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery for more information.

•A $10.5 million decrease in expenses associated with the favorable settlement of a legal claim during the six months ended June 30, 2024.

•A $4.7 million decrease in benefit costs, primarily due to a ratemaking adjustment related to certain previously capitalized costs in rate base during the six months ended June 30, 2023.

Interest Expense

Interest expense at the Illinois segment increased $5.5 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by the impact of PGL and NSG issuing long-term debt in November 2023. Also contributing to the increase was higher average short-term debt balances and increased short-term debt interest rates.

Income Tax Expense

Income tax expense at the Illinois segment increased $29.4 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $39.2 million during the six months ended June 30, 2024, representing a $2.3 million, or 6.2%, increase over the same period in 2023. The increase was driven by higher natural gas margins due to MGU's rate increase approved by the MPSC that was effective January 1, 2024 and MERC's final rate increase approved by the MPUC in November 2023. These increases in earnings were partially offset by a decrease in natural gas margins related to lower sales volumes and higher depreciation and amortization expense.

06/30/2024 Form 10-Q	67	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Natural gas revenues	$255.6	$331.9	$(76.3)
Cost of natural gas sold	114.6	194.9	80.3
Total natural gas margins	141.0	137.0	4.0

Other operation and maintenance	45.2	46.5	1.3
Depreciation and amortization	22.9	21.0	(1.9)
Property and revenue taxes	12.5	12.1	(0.4)
Operating income	60.4	57.4	3.0

Other income, net	0.1	0.3	(0.2)
Interest expense	8.0	8.3	0.3
Income before income taxes	52.5	49.4	3.1

Income tax expense	13.3	12.5	(0.8)
Net income attributed to common shareholders	$39.2	$36.9	$2.3

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line item below	$36.4	$34.9	$(1.5)
Regulatory amortizations and other pass through expenses (1)	8.8	11.6	2.8
Total other operation and maintenance	$45.2	$46.5	$1.3

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	173.2	189.2	(16.0)
Commercial and industrial	106.7	120.8	(14.1)
Total retail	279.9	310.0	(30.1)
Transportation	424.6	398.4	26.2
Total sales in therms	704.5	708.4	(3.9)

	Six Months Ended June 30
	Degree Days
Weather (1)	2024	2023	B (W)
MERC
Heating (4,937 Normal)	4,179	4,759	(12.2)%

MGU
Heating (3,978 Normal)	3,211	3,486	(7.9)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

06/30/2024 Form 10-Q	68	WEC Energy Group, Inc.

Natural Gas Revenues

Natural gas revenues decreased $76.3 million during the six months ended June 30, 2024, compared with the same period in 2023. Because prudently incurred natural gas costs are passed through to our customers in current rates, the changes are offset by comparable changes in revenues. The average per-unit cost of natural gas decreased approximately 36% during the six months ended June 30, 2024, compared with the same period in 2023. See the discussion of natural gas utility margins below for the remaining drivers of changes in natural gas revenues.

Natural Gas Utility Margins

Natural gas utility margins increased $4.0 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in margins were:

•A $6.0 million increase related to MGU's rate increase approved by the MPSC that was effective January 1, 2024.

•A $3.3 million increase related to MERC's final rate increase approved by the MPUC in November 2023.

These increases were partially offset by:

•A $2.1 million decrease related to lower sales volumes, primarily driven by warmer weather. As measured by heating degree days, the six months ended June 30, 2024 were 12.2% and 7.9% warmer than the same period in 2023 at MERC and MGU, respectively.

•A $1.2 million decrease related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $1.0 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $1.9 million increase in depreciation and amortization expense related to continued capital investment.

•A $1.5 million increase in natural gas operations and customer service expense, driven by the timing of various operation and maintenance projects, primarily at MERC.

These increases in other operating expenses were partially offset by:

•A $2.0 million decrease in bad debt expense at MERC related to improvements in its loss rates.

•A $1.2 million decrease in operation and maintenance expense related to MERC's CIP program, which has an offsetting decrease in margins.

Interest Expense

Interest expense at the other states segment decreased $0.3 million during the six months ended June 30, 2024, compared with the same period in 2023, primarily due to lower average short-term debt balances.

Income Tax Expense

Income tax expense at the other states segment increased $0.8 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by higher pre-tax income.

06/30/2024 Form 10-Q	69	WEC Energy Group, Inc.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Equity in earnings of transmission affiliates	$91.6	$87.4	$4.2
Interest expense	9.7	9.6	(0.1)
Income before income taxes	81.9	77.8	4.1

Income tax expense	20.4	19.4	(1.0)
Net income attributed to common shareholders	$61.5	$58.4	$3.1

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $4.2 million during the six months ended June 30, 2024, compared with the same period in 2023. This increase was primarily due to continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment increased $1.0 million during the six months ended June 30, 2024, compared with the same period in 2023, primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Operating income	$190.4	$181.7	$8.7

Other income, net	0.2	—	0.2
Interest expense	48.2	45.0	(3.2)
Income before income taxes	142.4	136.7	5.7

Income tax benefit	(43.6)	(37.5)	6.1
Net loss attributed to noncontrolling interests	1.6	0.2	1.4
Net income attributed to common shareholders	$187.6	$174.4	$13.2

Operating Income

Operating income at the non-utility energy infrastructure segment increased $8.7 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by these items at WECI:

•A $15.2 million positive impact in 2024 related to the receipt of performance payments.

•A $11.2 million increase in PPA revenue resulting from increased generation driven by higher wind speeds and lower energy curtailments.

These increases in operating income were partially offset by:

•An $8.0 million increase in operation and maintenance expenses due primarily to equipment failures at several of our renewable generation facilities.

•A $5.9 million decrease due to lower amounts recognized for REC sales in 2024 at Blooming Grove driven by lower contracted REC prices, as well as timing of REC contract execution.

•Recognition of $4.5 million in revenue related to Blooming Grove in 2023 for a capacity payment received from PJM Interconnection that was associated with a December 2022 cold weather event. The capacity payment was subject to a FERC complaint, so we recognized this as revenue in 2023 when FERC issued an order denying that complaint.

06/30/2024 Form 10-Q	70	WEC Energy Group, Inc.

•A net $2.9 million negative impact on operating income due to higher depreciation in 2024, partially offset by an increase in amortization of intangible revenue contract liabilities from Sapphire Sky, a wind facility acquired in February 2023 and Samson I, a solar facility acquired in February 2023.

•A $2.6 million negative impact due to transmission congestion that reduced energy market prices.

In addition to the above items at WECI, there was a $6.1 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $3.2 million during the six months ended June 30, 2024, compared with the same period in 2023, primarily due to a $5.4 million increase in intercompany interest expense due to WECI’s issuance of a $430.0 million long-term intercompany note payable to WEC Energy Group in April 2023. This intercompany interest expense is offset by higher intercompany interest income at the corporate and other segment.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $6.1 million during the six months ended June 30, 2024, compared with the same period in 2023. The increase was primarily due to a $7.6 million increase in PTCs, partially offset by higher pre-tax earnings.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2024	2023	B (W)
Operating loss	$(3.7)	$(9.5)	$5.8

Other income, net	28.0	24.4	3.6
Interest expense	143.1	117.6	(25.5)
Loss before income taxes	(118.8)	(102.7)	(16.1)

Income tax benefit	(52.4)	(44.2)	8.2
Net loss attributed to common shareholders	$(66.4)	$(58.5)	$(7.9)

Operating Loss

The operating loss at the corporate and other segment decreased $5.8 million during the six months ended June 30, 2024, compared with the same period in 2023. The lower operating loss was driven by an $8.4 million positive impact from WBS's allocation of its net credits from the non-service components of its net periodic pension and OPEB costs. These net credits are initially recorded in other income, net, but are allocated to our operating segments as an overhead cost, which is recorded through operating expenses. As a result, this positive impact is fully offset in the other income, net line item discussed below. This positive impact was partially offset by a $1.7 million period-over-period decrease in gains on the sale of land and other assets at Wispark.

Other Income, Net

Other income, net at the corporate and other segment increased $3.6 million during the six months ended June 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other income, net were:

•A $7.0 million increase in interest income, driven by a $5.4 million increase in intercompany interest income from WECI due to its issuance of a $430.0 million long-term intercompany note to WEC Energy Group in April 2023. This intercompany interest income is offset by higher intercompany interest expense at our non-utility energy infrastructure segment. The remaining $1.6 million increase was driven by higher interest income on cash balances.

06/30/2024 Form 10-Q	71	WEC Energy Group, Inc.

•A $6.4 million period-over-period increase due to net earnings of $3.3 million from our equity method investments in technology and energy-focused investment funds during the six months ended June 30, 2024, compared with net losses of $3.1 million during the same period in 2023.

These increases in other income, net were partially offset by:

•An $8.4 million decrease driven by lower net credits from the non-service components of WBS's net periodic pension and OPEB costs. As discussed above, this negative impact was offset by lower operating expenses as these credits are allocated to our operating segments as an overhead cost.

•A $1.5 million decrease in the net gains from the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments.

Interest Expense

Interest expense at the corporate and other segment increased $25.5 million during the six months ended June 30, 2024, compared with the same period in 2023, due to higher average short-term debt balances, increased short-term debt interest rates, and due to the impact of long-term debt issuances by WEC Energy Group in April and September 2023 and May 2024. Partially offsetting these increases in interest expense was the impact of Integrys' long-term debt redemption in August 2023, WEC Energy Group's long-term debt maturity in September 2023, WEC Energy Group's tender offer for its 2007 Junior Notes in January and February 2024, and WEC Energy Group's repurchase of $19.0 million of its 2007 Junior Notes in May 2024.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $8.2 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by a higher pre-tax loss and a $3.4 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$1,901.0	$1,754.3	$146.7
Investing activities	(1,250.8)	(2,101.4)	850.6
Financing activities	(512.5)	305.0	(817.5)

Operating Activities

Net cash provided by operating activities increased $146.7 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•A $188.6 million increase in cash related to $172.8 million of cash received for income taxes during the six months ended June 30, 2024, compared with $15.8 million of cash paid for income taxes during the same period in 2023. The increase in cash received for income taxes was driven by proceeds received during the six months ended June 30, 2024, related to 2023 and 2024 PTCs that were sold to third parties.

06/30/2024 Form 10-Q	72	WEC Energy Group, Inc.

•A $150.0 million increase in cash driven by lower amounts of collateral paid to counterparties during the six months ended June 30, 2024, compared with same period in 2023, as well as lower realized losses on derivative instruments recognized during the six months ended June 30, 2024, compared with the same period in 2023.

•A $66.4 million increase in cash related to lower payments for other operation and maintenance expenses. During the six months ended June 30, 2024, our payments were lower associated with charitable projects, as well as due to the timing of payments for accounts payable.

•A $20.4 million increase in cash from lower payments for property and revenue taxes, driven by the timing of payments for gross receipts and invested capital taxes during the six months ended June 30, 2024, compared with same period in 2023.

These increases in net cash provided by operating activities were partially offset by:

•A $191.9 million decrease in cash from lower overall collections from customers during the six months ended June 30, 2024, compared with the same period in 2023. This decrease was driven by a lower per-unit cost of natural gas and lower sales volumes from unfavorable winter weather during the six months ended June 30, 2024, compared with the same period in 2023.

•A $64.9 million decrease in cash from higher payments for interest, driven by long-term debt issuances during 2023 and 2024, higher average short-term debt balances, and increased short-term debt interest rates during the six months ended June 30, 2024, compared with the same period in 2023.

•A $31.4 million decrease in cash primarily driven by higher payments for environmental remediation activities at PGL during the six months ended June 30, 2024, compared with the same period in 2023.

Investing Activities

Net cash used in investing activities decreased $850.6 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•The acquisition of a 90% ownership interest in Sapphire Sky in February 2023 for $442.6 million, net of cash acquired of $0.3 million.

•The acquisition of an 80% ownership interest in Samson I in February 2023 for $249.4 million, net of cash acquired of $5.2 million.

•The acquisition of a 90% ownership interest in Red Barn in April 2023 for $143.8 million.

•The acquisition of Whitewater in January 2023 for $76.0 million.

•An $18.5 million decrease in cash paid for ATC's construction costs during the six months ended June 30, 2024, compared with the same period in 2023. These construction costs are reimbursable by ATC. See Note 20, Investment in Transmission Affiliates, for more information.

These decreases in net cash used in investing activities were partially offset by:

•A $64.7 million increase in cash paid for capital expenditures during the six months ended June 30, 2024, which is discussed in more detail below.

•A $29.5 million decrease in proceeds received from the sale of assets during the six months ended June 30, 2024, compared with the same period in 2023, driven by the sale of land at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

For more information on our acquisitions, see Note 2, Acquisitions.

06/30/2024 Form 10-Q	73	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2024	2023	Change in 2024 Over 2023
Wisconsin	$886.8	$796.3	$90.5
Illinois	169.6	204.8	(35.2)
Other states	49.6	37.4	12.2
Non-utility energy infrastructure	24.7	22.9	1.8
Corporate and other	7.7	12.3	(4.6)
Total capital expenditures	$1,138.4	$1,073.7	$64.7

The increase in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2024, compared with the same period in 2023, was driven by higher payments for WE's electric distribution system, increased capital expenditures at one of our new proposed generation facilities, as well as increased capital expenditures for renewable energy projects at WE, WPS, and UMERC. These increases in capital expenditures were partially offset by decreased payments for natural gas-fired generation that was constructed at WPS's existing Weston power plant site and construction of WE's and WG's LNG facilities which were completed in November 2023 and February 2024, respectively.

The decrease in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2024, compared with the same period in 2023, was driven by lower payments related to PGL's natural gas distribution system, including SMP. For more information on the factors contributing to this decrease, see Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings.

The increase in cash paid for capital expenditures at the Other States segment during the six months ended June 30, 2024, compared with the same period in 2023, was driven by increased payments for MGU's natural gas distribution system.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities decreased $817.5 million during the six months ended June 30, 2024, compared with the same period in 2023, driven by:

•A $708.6 million decrease in cash due to higher retirements of long-term debt during the six months ended June 30, 2024, compared with the same period in 2023.

•A $703.8 million decrease in cash due to higher net repayments of commercial paper during the six months ended June 30, 2024, compared with the same period in 2023.

•A $35.1 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2024, compared with the same period in 2023. In January 2024, our Board of Directors increased our quarterly dividend by $0.055 per share (7.1%) effective with the March 2024 dividend payment.

•The purchase of an additional 10% ownership interest in Samson I in January 2024 for $28.1 million.

These decreases in cash were partially offset by:

•A $624.2 million increase in cash due to higher issuances of long-term debt during the six months ended June 30, 2024, compared with the same period in 2023.

•A $38.2 million increase in cash due to the issuance of common stock during the six months ended June 30, 2024. We did not issue any common stock during the six months ended June 30, 2023. See Note 9, Common Equity, for more information.

06/30/2024 Form 10-Q	74	WEC Energy Group, Inc.

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

(1)This includes actual capital expenditures incurred through June 30, 2024, as well as estimated capital expenditures for the remainder of the year.

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

06/30/2024 Form 10-Q	75	WEC Energy Group, Inc.

approximately $578 million, with construction expected to be completed in 2026. As part of its order, the PSCW approved battery capacity at this project, which is no longer included in the current capital plan. We will continue to evaluate timing, cost, and feasibility of the installation of batteries.

•In May 2024, WE completed the acquisition of an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin, for $98.2 million.

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

•UMERC received MPSC approval to acquire and construct Renegade, a utility-scale solar-powered electric generating facility. The project will be located in Delta and Marquette counties, Michigan and once fully constructed UMERC will own 100 MWs of solar generation. The cost of this project is estimated to be approximately $226 million, with construction expected to be completed by the end of 2026.

•In April 2024, WE filed a request with the PSCW to build five natural gas fired combustion turbines capable of producing approximately 1,100 MWs which would be located at the existing OCPP site. If approved, the cost of this project is estimated to be approximately $1.2 billion.

•In April 2024, WE filed a request with the PSCW to add seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs. If approved, the cost of this project is estimated to be approximately $280 million.

•In April 2024, WE filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the OCPP site. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $180 million.

•In April 2024, WE filed a request with the PSCW to construct an LNG facility which would be located on the OCPP site. If approved, the facility would have a storage capacity of two Bcf and the cost of this project is estimated to be approximately $456 million.

The construction of additional LNG facilities in Wisconsin has been proposed as part of the 2024-2028 capital plan and would provide another approximately two Bcf of natural gas supply. The facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from multiple southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and related USITC investigation, and CBP actions, related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

During 2023, PGL continued work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. In November 2023, the ICC ordered PGL to pause spending on the SMP until the ICC has a proceeding to determine the optimal method of pipeline replacement and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last twelve months. For more information, see Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings. The ICC granted PGL a limited-scope rehearing, which focused exclusively on the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of PGL's delivery system. On May 30, 2024, the ICC issued

06/30/2024 Form 10-Q	76	WEC Energy Group, Inc.

a written order on the rehearing that approved $28.5 million of additional spending for emergency work. See Note 25, Regulatory Environment, for more information on the SMP.

The non-utility energy infrastructure line item in the table above includes WECI's investment in Maple Flats, Delilah I, and the purchase of an additional 10% ownership interest in Samson I. See Note 2, Acquisitions, for more information on these projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $345 million from 2024 through 2026. We do not expect to make any contributions to ATC Holdco during that period. WEC's portion of the investment in MISO Tranche 1 is estimated to be approximately $330 million between 2024 and 2028. Tranche 1 is part of MISO's Long Range Transmission Planning initiative to upgrade the grid so that it can reliably accommodate for the shift in generation to lower-carbon resources.

Long-Term Debt

See Note 11, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2024.

Common Stock Dividends

Our current quarterly dividend rate is $0.835 per share, which equates to an annual dividend of $3.34 per share. For information related to our most recent common stock dividend declared, see Note 9, Common Equity.

Other Significant Cash Requirements

See Note 23, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2024.

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

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our businesses and implement our corporate strategy through internal generation of cash from operations and access to the capital markets, which allows us to obtain external short-term borrowings, including commercial paper and term loans, and intermediate or long-term debt securities, as well as other types of securities. In addition, in January 2024, we started issuing common equity through a combination of our employee benefit plans and stock purchase and dividend reinvestment plan. We also anticipate issuing common equity through an at-the-market program in the future. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events. Subject to market conditions and other factors, we may repurchase our debt securities through open market purchases, privately negotiated transactions and/or other types of transactions. In January and February 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes. Additionally, in May 2024, we repurchased $19.0 million aggregate principal

06/30/2024 Form 10-Q	77	WEC Energy Group, Inc.

amount of the $377.9 million outstanding of our 2007 Junior Notes for $18.7 million, plus accrued interest, with proceeds received from issuing commercial paper.

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

At June 30, 2024, our current liabilities exceeded our current assets by $907.5 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity of $2,540.9 million under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 10, Short-Term Debt and Lines of Credit, and Note 11, Long-Term Debt, for more information about our credit facilities, commercial paper, and debt securities.

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

Capitalization Structure

The following table shows our capitalization structure as of June 30, 2024, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$12,082.9	$12,262.3
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	18,065.2	17,885.8
Short-term debt	761.3	761.3
Total capitalization	$30,939.8	$30,939.8

Total debt	$18,826.5	$18,647.1

Ratio of debt to total capitalization	60.8%	60.3%

Included in long-term debt on our balance sheet as of June 30, 2024, is $358.9 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $179.4 million of the 2007 Junior Notes to common shareholders' equity and $179.5 million to long-term debt.

06/30/2024 Form 10-Q	78	WEC Energy Group, Inc.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At June 30, 2024, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at June 30, 2024, it could have been required to post $103 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2024, Moody's changed the rating outlook for PGL to negative from stable as a result of the November 2023 rate order and the May 2024 limited re-hearing. The change in rating outlook has not had, and we do not believe that it will have, a material impact on our ability to access capital markets. Moody's affirmed PGL's ratings including its Aa3 senior secured rating and its P-1 short term rating for commercial paper. See Note 25, Regulatory Environment, for more information on the outcome of the rate order.

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

06/30/2024 Form 10-Q	79	WEC Energy Group, Inc.

be refunded to customers. We record these items as regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities.

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In June 2023, the ICC denied PGL's and NSG's application requesting a rehearing of the ICC's May 2023 order. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC orders. Their appeal is still pending. As of June 30, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2023, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2016 through 2022, is still pending. Annual costs included in PGL's QIP rider have ranged from $192 million to $348 million during these open reconciliation years. As of June 30, 2024, there can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2016 through 2023, will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

At this time, we cannot predict the ultimate outcome of these proceedings or the resulting impact to our natural gas operations in Illinois. Future natural gas investment opportunities in Illinois could be negatively impacted depending upon the outcomes. See Note 25, Regulatory Environment, for more information regarding the November 2023 ICC rate order.

Chicago Decarbonization Efforts

The CABO was introduced at a meeting of the Chicago city council held in January 2024. If approved, this ordinance would set an indoor emissions standard that would require zero-to-low-emission energy systems in newly built commercial and residential buildings and major building additions in the city of Chicago. The proposed emission standards would effectively prohibit the use of natural gas in new buildings and homes and require electric heat and appliances. The CABO would not impact existing homes and businesses. In addition, certain buildings and equipment, such as hospitals, commercial kitchens, and back-up generators, would be exempt from the new emission limits.

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

06/30/2024 Form 10-Q	80	WEC Energy Group, Inc.

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

The PSCW opened a docket to consider the petition and, in December 2022, granted the petitioner’s request for a declaratory ruling, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the specific facts and circumstances of the lease presented in that petition. After a petition by the WUA to reopen or rehear the case expired without action by the PSCW, the WUA filed an appeal with the Dane County Circuit Court. On April 26, 2024, the circuit court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review, and in June 2024 the PSCW issued an order to reopen the docket to consider modifications based upon the circuit court’s remand. The petitioner has appealed the circuit court decision to the Wisconsin Court of Appeals. We are continuing to monitor this case for any potential impact on our business operations.

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

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four Southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four Southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four Southeast Asian countries noted above. The DOC’s decision also affirmed the Biden Administration’s 24-month tariff moratorium, which expired on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

In April 2024, a coalition of several U.S. producers of solar panels filed a petition with the DOC requesting new tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties implemented after the expiration of the moratorium. In May 2024, in response to the petition, the DOC initiated a new AD/CVD investigation of solar panels from the four Southeast Asian countries.

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four Southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC will proceed with preliminary determinations in its investigation. If the DOC and

06/30/2024 Form 10-Q	81	WEC Energy Group, Inc.

USITC make affirmative determinations in their investigations, the DOC may impose enhanced duties, including retroactive duties in certain circumstances. The USITC’s investigation is also proceeding. Final determinations are scheduled for late 2024 and early 2025.

The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, the Biden Administration's actions did not address whether WROs applied to panels under previous complaints would be affected.

We are continuing to monitor these investigations as they progress to determine the potential impact on our business and results of operations.

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

Inflation Reduction Act

In August 2022, President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects. Under the IRA transferability option, we entered into a sales agreement in May 2024 to sell substantially all of our 2024 PTCs to a third party. See Note 14, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

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

06/30/2024 Form 10-Q	82	WEC Energy Group, Inc.

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

06/30/2024 Form 10-Q	83	WEC Energy Group, Inc.

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

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during the three and six months ended June 30, 2024 and 2023, as measured by degree days, can be found in Results of Operations.

Our utility operations (primarily our electric utility operations) and the operations of WECI, can be negatively impacted from storms. High wind conditions, lightning, hail, and flooding from these storms can result in downed wires and poles, as well as damage to wind and solar generation facilities and other operating equipment. This can result in us incurring significant restoration costs at our utilities and at WECI, including lost revenue to customers. Our utilities' rates include a fixed amount for expected storm restoration

06/30/2024 Form 10-Q	84	WEC Energy Group, Inc.

costs. To the extent actual storm restoration costs are above what is included in these rates, earnings at our utility operations are negatively impacted and it becomes more difficult to achieve our authorized ROEs. Similarly, restoration costs and lost revenue from storms negatively impacts operations and earnings at our non-utility WECI renewable generation facilities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2024 Form 10-Q	85	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2023 Annual Report on Form 10-K. See Note 23, Commitments and Contingencies, and Note 25, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 23, Commitments and Contingencies, and Note 25, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities
2024	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	—	$—	—	$—
May 1 – May 31	14,354	85.10	—	—
June 1 – June 30	—	—	—	—
Total (1)	14,354	$85.10	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2024 Form 10-Q	86	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
3	Articles of Incorporation

	3.1	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as Amended, dated May 9, 2024.

4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 21 of Wisconsin Electric Power Company, effective as of May 7, 2024, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric Power Company's Form 8-K filed May 14, 2024.)

4.2*
Indenture dated May 28, 2024, between WEC Energy Group (as Issuer) and The Bank of New York Mellon Trust Company, N.A. (as Trustee). (Exhibit 4.1 to WEC Energy Group's Form 8-K filed May 28, 2024.) (File No. 1-09057.)

4.3*
Indenture dated May 28, 2024, between WEC Energy Group (as Issuer) and The Bank of New York Mellon Trust Company, N.A. (as Trustee). (Exhibit 4.3 to WEC Energy Group's Form 8-K filed May 28, 2024.) (File No. 1-09057.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2024 Form 10-Q	87	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	July 31, 2024	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2024 Form 10-Q	88	WEC Energy Group, Inc.