Form 10-Q
period 2024-09-30
WEC ENERGY GROUP, INC.
filed 2024-11-01
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2024):

Common Stock, $.01 Par Value, 316,354,446 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

09/30/2024 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available

09/30/2024 Form 10-Q	ii	WEC Energy Group, Inc.

CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PCB	Polychlorinated Biphenyl
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Series A Junior Subordinated Notes Due 2067
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AMI	Advanced Metering Infrastructure
Badger Hollow	Badger Hollow Wind Energy Generation Facility
CABO	Clean and Affordable Buildings Ordinance
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CIP	Conservation Improvement Program
Compensation Committee	Compensation Committee of the Board of Directors
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Delilah I	Delilah I Solar Energy Center
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
EDA	Equity Distribution Agreement
ERGS	Elm Road Generating Station
ESG Progress Plan	WEC Energy Group's Capital Investment Plan for Efficiency, Sustainability, and Growth for 2025-2029
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
Hardin III	Hardin Solar III Energy Center
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company

09/30/2024 Form 10-Q	iii	WEC Energy Group, Inc.

LNG	Liquefied Natural Gas
Maple Flats	Maple Flats Solar Energy Center LLC
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PPA	Power Purchase Agreement
PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
REC	Renewable Energy Credit
Red Barn	Red Barn Wind Park
Renegade	Renegade Solar Energy Center
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
SMP	Safety Modernization Program
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
West Riverside	West Riverside Energy Center
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order

09/30/2024 Form 10-Q	iv	WEC Energy Group, Inc.

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

09/30/2024 Form 10-Q	1	WEC Energy Group, Inc.

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

09/30/2024 Form 10-Q	2	WEC Energy Group, Inc.

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

09/30/2024 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2024	2023	2024	2023
Operating revenues	$1,863.5	$1,957.4	$6,315.7	$6,675.5

Operating expenses
Cost of sales	520.8	587.4	1,917.6	2,430.1
Other operation and maintenance	566.8	516.6	1,631.0	1,546.6
Depreciation and amortization	340.5	320.3	1,010.5	939.7
Property and revenue taxes	51.7	61.1	194.7	192.5
Total operating expenses	1,479.8	1,485.4	4,753.8	5,108.9

Operating income	383.7	472.0	1,561.9	1,566.6

Equity in earnings of transmission affiliates	46.7	44.7	138.3	132.1
Other income, net	44.0	41.8	128.7	130.9
Interest expense	204.2	182.5	596.8	533.4
Other expense	(113.5)	(96.0)	(329.8)	(270.4)

Income before income taxes	270.2	376.0	1,232.1	1,296.2
Income tax expense	31.6	60.4	160.9	183.0
Net income	238.6	315.6	1,071.2	1,113.2

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net loss attributed to noncontrolling interests	1.8	0.7	3.4	0.9
Net income attributed to common shareholders	$240.1	$316.0	$1,073.7	$1,113.2

Earnings per share
Basic	$0.76	$1.00	$3.40	$3.53
Diluted	$0.76	$1.00	$3.40	$3.52

Weighted average common shares outstanding
Basic	316.2	315.4	315.9	315.4
Diluted	316.5	315.8	316.2	315.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2024	2023	2024	2023
Net income	$238.6	$315.6	$1,071.2	$1,113.2

Other comprehensive loss, net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Comprehensive income	238.5	315.5	1,071.0	1,113.0

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive loss attributed to noncontrolling interests	1.8	0.7	3.4	0.9
Comprehensive income attributed to common shareholders	$240.0	$315.9	$1,073.5	$1,113.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$322.5	$42.9
Accounts receivable and unbilled revenues, net of reserves of $155.0 and $193.5, respectively	1,175.5	1,503.2
Materials, supplies, and inventories	789.9	775.2
Prepaid taxes	124.5	173.9
Other prepayments	50.7	76.8
Other	156.1	223.7
Current assets	2,619.2	2,795.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $11,442.8 and $11,073.1, respectively	32,852.9	31,581.5
Regulatory assets (September 30, 2024 and December 31, 2023 include $79.1 and $85.9, respectively, related to WEPCo Environmental Trust)	3,346.5	3,249.8
Equity investment in transmission affiliates	2,080.8	2,005.9
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	918.1	870.9
Other	326.2	383.1
Long-term assets	42,577.3	41,144.0
Total assets	$45,196.5	$43,939.7

Liabilities and Equity
Current liabilities
Short-term debt	$597.0	$2,020.9
Current portion of long-term debt (September 30, 2024 and December 31, 2023 include $9.1 and $9.0, respectively, related to WEPCo Environmental Trust)	1,823.7	1,264.2
Accounts payable	740.7	896.6
Accrued interest	202.4	154.4
Other	645.6	778.7
Current liabilities	4,009.4	5,114.8

Long-term liabilities
Long-term debt (September 30, 2024 and December 31, 2023 include $80.9 and $85.3, respectively, related to WEPCo Environmental Trust)	16,889.2	15,512.8
Deferred income taxes	5,322.2	4,918.5
Deferred revenue, net	339.9	356.4
Regulatory liabilities	3,889.1	3,697.7
Intangible liabilities	554.6	594.8
Environmental remediation liabilities	430.5	463.7
AROs	547.9	374.2
Other	822.5	835.3
Long-term liabilities	28,795.9	26,753.4

Commitments and contingencies (Note 23)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 316,354,446 and 315,434,531 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,191.4	4,115.9
Retained earnings	7,895.3	7,612.8
Accumulated other comprehensive loss	(7.9)	(7.7)
Common shareholders' equity	12,082.0	11,724.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	278.8	316.9
Total liabilities and equity	$45,196.5	$43,939.7
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2024	2023
Operating activities
Net income	$1,071.2	$1,113.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	1,010.5	939.7
Deferred income taxes and ITCs, net	368.3	155.9
Contributions and payments related to pension and OPEB plans	(11.0)	(13.0)
Equity income in transmission affiliates, net of distributions	(29.3)	(23.1)
Change in –
Accounts receivable and unbilled revenues, net	324.0	600.7
Materials, supplies, and inventories	(14.7)	67.2
Collateral on deposit	47.7	4.0
Amounts recoverable from customers	(34.2)	26.5
Other current assets	81.8	77.8
Accounts payable	(151.7)	(350.6)
Accrued interest	48.0	82.4
Other current liabilities	(75.2)	(30.1)
Other, net	(5.4)	(112.2)
Net cash provided by operating activities	2,630.0	2,538.4

Investing activities
Capital expenditures	(1,934.7)	(1,729.5)
Acquisition of West Riverside	(97.9)	(95.3)
Acquisition of Whitewater	—	(76.0)
Acquisition of Sapphire Sky, net of cash acquired of $0.3	—	(442.6)
Acquisition of Samson I, net of cash acquired of $5.2	—	(249.4)
Acquisition of Red Barn	—	(143.8)
Capital contributions to transmission affiliates	(45.5)	(51.5)
Proceeds from the sale of assets	1.2	30.4
Proceeds from the sale of investments held in rabbi trust	14.8	10.4
Payments for ATC's construction costs that will be reimbursed	(0.7)	(19.5)
Other, net	9.6	(4.9)
Net cash used in investing activities	(2,053.2)	(2,771.7)

Financing activities
Exercise of stock options	13.4	3.0
Issuance of common stock	51.0	—
Purchase of common stock	(3.2)	(10.7)
Dividends paid on common stock	(791.2)	(738.1)
Issuance of long-term debt	2,672.4	2,050.0
Retirement of long-term debt	(837.5)	(996.0)
Change in commercial paper	(1,424.8)	(98.2)
Purchase of additional ownership interest in Samson I from noncontrolling interest	(28.1)	—
Payments for debt extinguishment and issuance costs	(30.7)	(13.0)
Other, net	(2.3)	(4.5)
Net cash provided by (used in) financing activities	(381.0)	192.5

Net change in cash, cash equivalents, and restricted cash	195.8	(40.8)
Cash, cash equivalents, and restricted cash at beginning of period	165.2	182.2
Cash, cash equivalents, and restricted cash at end of period	$361.0	$141.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
Net income attributed to common shareholders	—	—	622.3	—	622.3	—	—	622.3
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock	—	19.2	—	—	19.2	—	—	19.2
Common stock dividends of $0.8350 per share	—	—	(263.5)	—	(263.5)	—	—	(263.5)
Exercise of stock options	—	3.7	—	—	3.7	—	—	3.7
Purchase of common stock	—	(2.0)	—	—	(2.0)	—	—	(2.0)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	4.3	—	—	4.3	—	(32.4)	(28.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	4.6	—	—	4.6	—	—	4.6
Balance at March 31, 2024	$3.2	$4,145.7	$7,971.6	$(7.8)	$12,112.7	$30.4	$283.0	$12,426.1
Net income attributed to common shareholders	—	—	211.3	—	211.3	—	—	211.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Issuance of common stock	—	19.0	—	—	19.0	—	—	19.0
Common stock dividends of $0.8350 per share	—	—	(263.7)	—	(263.7)	—	—	(263.7)
Exercise of stock options	—	1.0	—	—	1.0	—	—	1.0
Purchase of common stock	—	(1.2)	—	—	(1.2)	—	—	(1.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation and other	—	3.8	—	—	3.8	—	—	3.8
Balance at June 30, 2024	$3.2	$4,168.3	$7,919.2	$(7.8)	$12,082.9	$30.4	$281.1	$12,394.4
Net income attributed to common shareholders	—	—	240.1	—	240.1	—	—	240.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock	—	12.8	—	—	12.8	—	—	12.8
Common stock dividends of $0.8350 per share	—	—	(264.0)	—	(264.0)	—	—	(264.0)
Exercise of stock options	—	8.7	—	—	8.7	—	—	8.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	1.6	—	—	1.6	—	—	1.6
Balance at September 30, 2024	$3.2	$4,191.4	$7,895.3	$(7.9)	$12,082.0	$30.4	$278.8	$12,391.2

09/30/2024 Form 10-Q	8	WEC Energy Group, Inc.

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
Net income attributed to common shareholders	—	—	507.5	—	507.5	—	—	507.5
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Common stock dividends of $0.7800 per share	—	—	(246.1)	—	(246.1)	—	—	(246.1)
Exercise of stock options	—	0.9	—	—	0.9	—	—	0.9
Purchase of common stock	—	(6.9)	—	—	(6.9)	—	—	(6.9)
Acquisition of noncontrolling interests	—	—	—	—	—	—	112.9	112.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.3)	(1.3)
Stock-based compensation and other	—	4.4	—	—	4.4	—	—	4.4
Balance at March 31, 2023	$3.2	$4,113.6	$7,526.7	$(6.9)	$11,636.6	$30.4	$320.7	$11,987.7
Net income attributed to common shareholders	—	—	289.7	—	289.7	—	—	289.7
Common stock dividends of $0.7800 per share	—	—	(246.0)	—	(246.0)	—	—	(246.0)
Exercise of stock options	—	1.4	—	—	1.4	—	—	1.4
Purchase of common stock	—	(2.6)	—	—	(2.6)	—	—	(2.6)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.0)	(1.0)
Stock-based compensation and other	—	2.3	—	—	2.3	—	(0.1)	2.2
Balance at June 30, 2023	$3.2	$4,114.7	$7,570.4	$(6.9)	$11,681.4	$30.4	$319.6	$12,031.4
Net income attributed to common shareholders	—	—	316.0	—	316.0	—	—	316.0
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(0.7)	(0.7)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Common stock dividends of $0.7800 per share	—	—	(246.0)	—	(246.0)	—	—	(246.0)
Exercise of stock options	—	0.7	—	—	0.7	—	—	0.7
Purchase of common stock	—	(1.2)	—	—	(1.2)	—	—	(1.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.0)	(2.0)
Stock-based compensation and other	—	2.2	—	—	2.2	—	—	2.2
Balance at September 30, 2023	$3.2	$4,116.4	$7,640.4	$(7.0)	$11,753.0	$30.4	$316.9	$12,100.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2024 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2024

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2023. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of expected results for 2024 due to seasonal variations and other factors.

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

Acquisition of a Solar Generation Facility in Ohio

In October 2024, WECI signed an agreement to acquire a 90% ownership interest in Hardin III, a 250 MW solar generating facility under construction in Hardin County, Ohio for $407.3 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. The transaction is subject to FERC approval and commercial operation is expected to begin during the first quarter of 2025, at which time the transaction is expected to close. Hardin III is expected to qualify for PTCs and will be included in the non-utility energy infrastructure segment.

Acquisitions of Electric Generation Facilities in Wisconsin

In May 2024, WE completed the acquisition of 100 MWs of West Riverside's nameplate capacity for $97.9 million. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. Prior to the acquisition, WPS received

09/30/2024 Form 10-Q	10	WEC Energy Group, Inc.

approval to transfer its ownership interest rights to WE. Including this acquisition, WE owns 200 MWs, or 27.5%, of West Riverside at a total cost of $193.2 million.

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

09/30/2024 Form 10-Q	11	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2024
Electric	$1,422.2	$—	$—	$1,422.2	$—	$—	$—		$1,422.2
Natural gas	163.7	168.0	48.4	380.1	10.4	—	(9.6)		380.9
Total regulated revenues	1,585.9	168.0	48.4	1,802.3	10.4	—	(9.6)		1,803.1
Other non-utility revenues	—	—	5.1	5.1	47.7	—	(1.6)		51.2
Total revenues from contracts with customers	1,585.9	168.0	53.5	1,807.4	58.1	—	(11.2)		1,854.3
Other operating revenues	4.1	5.6	(0.5)	9.2	105.0	—	(105.0)	(1)	9.2
Total operating revenues	$1,590.0	$173.6	$53.0	$1,816.6	$163.1	$—	$(116.2)		$1,863.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2023
Electric	$1,457.8	$—	$—	$1,457.8	$—	$—	$—		$1,457.8
Natural gas	159.5	234.8	42.5	436.8	12.9	—	(12.3)		437.4
Total regulated revenues	1,617.3	234.8	42.5	1,894.6	12.9	—	(12.3)		1,895.2
Other non-utility revenues	—	—	4.9	4.9	45.6	—	(1.7)		48.8
Total revenues from contracts with customers	1,617.3	234.8	47.4	1,899.5	58.5	—	(14.0)		1,944.0
Other operating revenues	4.7	8.5	0.2	13.4	101.3	—	(101.3)	(1)	13.4
Total operating revenues	$1,622.0	$243.3	$47.6	$1,912.9	$159.8	$—	$(115.3)		$1,957.4

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2024
Electric	$3,756.0	$—	$—	$3,756.0	$—	$—	$—		$3,756.0
Natural gas	964.8	1,027.3	285.4	2,277.5	36.3	—	(34.6)		2,279.2
Total regulated revenues	4,720.8	1,027.3	285.4	6,033.5	36.3	—	(34.6)		6,035.2
Other non-utility revenues	—	—	15.0	15.0	159.1	—	(7.1)		167.0
Total revenues from contracts with customers	4,720.8	1,027.3	300.4	6,048.5	195.4	—	(41.7)		6,202.2
Other operating revenues	16.2	89.1	8.2	113.5	314.2	—	(314.2)	(1)	113.5
Total operating revenues	$4,737.0	$1,116.4	$308.6	$6,162.0	$509.6	$—	$(355.9)		$6,315.7

09/30/2024 Form 10-Q	12	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2023
Electric	$3,840.1	$—	$—	$3,840.1	$—	$—	$—		$3,840.1
Natural gas	1,183.8	1,072.5	364.4	2,620.7	48.3	—	(47.0)		2,622.0
Total regulated revenues	5,023.9	1,072.5	364.4	6,460.8	48.3	—	(47.0)		6,462.1
Other non-utility revenues	—	—	14.8	14.8	142.4	—	(7.1)		150.1
Total revenues from contracts with customers	5,023.9	1,072.5	379.2	6,475.6	190.7	—	(54.1)		6,612.2
Other operating revenues	18.9	44.0	0.3	63.2	304.3	0.1	(304.3)	(1)	63.3
Total operating revenues	$5,042.8	$1,116.5	$379.5	$6,538.8	$495.0	$0.1	$(358.4)		$6,675.5

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Residential	$592.4	$584.9	$1,534.2	$1,530.5
Small commercial and industrial	457.9	462.2	1,233.2	1,257.3
Large commercial and industrial	284.1	289.9	726.6	759.6
Other	7.2	7.2	22.3	22.4
Total retail revenues	1,341.6	1,344.2	3,516.3	3,569.8
Wholesale	27.0	31.9	80.3	96.5
Resale	46.0	75.3	128.9	147.8
Steam	2.2	2.6	16.5	18.2
Other utility revenues	5.4	3.8	14.0	7.8
Total electric utility operating revenues	$1,422.2	$1,457.8	$3,756.0	$3,840.1

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2024
Residential	$76.8	$114.0	$24.5	$215.3
Commercial and industrial	30.8	32.0	10.7	73.5
Total retail revenues	107.6	146.0	35.2	288.8
Transportation	19.3	44.7	6.2	70.2
Other utility revenues (1)	36.8	(22.7)	7.0	21.1
Total natural gas utility operating revenues	$163.7	$168.0	$48.4	$380.1

09/30/2024 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2023
Residential	$81.7	$148.3	$27.5	$257.5
Commercial and industrial	34.0	30.8	12.1	76.9
Total retail revenues	115.7	179.1	39.6	334.4
Transportation	18.2	41.9	6.3	66.4
Other utility revenues (1)	25.6	13.8	(3.4)	36.0
Total natural gas utility operating revenues	$159.5	$234.8	$42.5	$436.8

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2024
Residential	$599.3	$651.1	$166.0	$1,416.4
Commercial and industrial	275.8	180.5	80.9	537.2
Total retail revenues	875.1	831.6	246.9	1,953.6
Transportation	70.4	187.3	24.0	281.7
Other utility revenues (1)	19.3	8.4	14.5	42.2
Total natural gas utility operating revenues	$964.8	$1,027.3	$285.4	$2,277.5

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2023
Residential	$756.6	$697.2	$245.6	$1,699.4
Commercial and industrial	379.8	191.1	129.8	700.7
Total retail revenues	1,136.4	888.3	375.4	2,400.1
Transportation	67.5	167.3	23.4	258.2
Other utility revenues (1)	(20.1)	16.9	(34.4)	(37.6)
Total natural gas utility operating revenues	$1,183.8	$1,072.5	$364.4	$2,620.7

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Wind generation revenues	$40.0	$38.2	$133.8	$117.8
We Power revenues (1)	6.1	5.7	18.2	17.5
Appliance service revenues	5.1	4.9	15.0	14.8
Total other non-utility operating revenues	$51.2	$48.8	$167.0	$150.1

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

09/30/2024 Form 10-Q	14	WEC Energy Group, Inc.

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Late payment charges	$10.4	$12.4	$39.1	$45.8
Alternative revenues (1)	(1.7)	—	71.1	13.9
Other	0.5	1.0	3.3	3.6
Total other operating revenues	$9.2	$13.4	$113.5	$63.3

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

09/30/2024 Form 10-Q	15	WEC Energy Group, Inc.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at September 30, 2024 and December 31, 2023, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
September 30, 2024
Accounts receivable and unbilled revenues	$937.8	$326.8	$32.9	$1,297.5	$26.7	$6.3	$1,330.5
Allowance for credit losses	63.9	86.9	4.2	155.0	—	—	155.0
Accounts receivable and unbilled revenues, net (1)	$873.9	$239.9	$28.7	$1,142.5	$26.7	$6.3	$1,175.5

Total accounts receivable, net – past due greater than 90 days (1)	$52.5	$50.2	$4.0	$106.7	$—	$—	$106.7
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.6%	100.0%	—%	93.1%	—%	—%	93.1%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2023
Accounts receivable and unbilled revenues	$1,078.0	$481.5	$94.9	$1,654.4	$33.9	$8.4	$1,696.7
Allowance for credit losses	77.4	109.7	6.4	193.5	—	—	193.5
Accounts receivable and unbilled revenues, net (1)	$1,000.6	$371.8	$88.5	$1,460.9	$33.9	$8.4	$1,503.2

Total accounts receivable, net – past due greater than 90 days (1)	$51.7	$45.0	$2.1	$98.8	$—	$—	$98.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.6%	100.0%	—%	94.5%	—%	—%	94.5%

(1)Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at September 30, 2024, $670.1 million, or 57.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended September 30, 2024 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at July 1, 2024	$68.7	$93.2	$5.0	$166.9
Provision for credit losses	12.6	11.5	(0.3)	23.8
Provision for credit losses deferred for future recovery or refund	3.8	(11.0)	—	(7.2)
Write-offs charged against the allowance	(30.8)	(12.9)	(2.5)	(46.2)
Recoveries of amounts previously written off	9.6	6.1	2.0	17.7
Balance at September 30, 2024	$63.9	$86.9	$4.2	$155.0

Nine Months Ended September 30, 2024 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2024	$77.4	$109.7	$6.4	$193.5
Provision for credit losses	36.2	38.8	(1.6)	73.4
Provision for credit losses deferred for future recovery or refund	20.9	(17.2)	—	3.7
Write-offs charged against the allowance	(102.3)	(63.2)	(4.9)	(170.4)
Recoveries of amounts previously written off	31.7	18.8	4.3	54.8
Balance at September 30, 2024	$63.9	$86.9	$4.2	$155.0

09/30/2024 Form 10-Q	16	WEC Energy Group, Inc.

On a consolidated basis, there was a $38.5 million decrease in the allowance for credit losses at September 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15, and in Illinois the winter moratorium begins on December 1 and ends on March 31. Also contributing to the decrease in the allowance for credit losses, we have seen lower required reserve percentages at many of our regulated utilities as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions in the first half of 2024 and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

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

09/30/2024 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2024 and December 31, 2023. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2023 Annual Report on Form 10-K.

(in millions)	September 30, 2024	December 31, 2023
Regulatory assets
Plant retirement related items (1)	$814.3	$646.2
Pension and OPEB costs	721.1	731.7
Environmental remediation costs	565.8	596.8
Income tax related items	438.9	449.9
AROs	169.3	162.0
Uncollectible expense	123.4	127.7
System support resource	105.5	113.2
Decoupling (2)	100.5	27.3
Securitization	79.1	85.9
Bluewater	54.8	45.3
Derivatives	50.6	130.3
Energy efficiency programs	32.4	33.9
Other, net	149.9	124.5
Total regulatory assets	$3,405.6	$3,274.7

Balance sheet presentation
Other current assets	$59.1	$24.9
Regulatory assets	3,346.5	3,249.8
Total regulatory assets	$3,405.6	$3,274.7

(1)    At September 30, 2024, plant retirement related items included $115.0 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024. See Note 23, Commitments and Contingencies, for more information.

(2)    PGL, NSG, and MERC have decoupling mechanisms. These mechanisms differ by state and allow the utilities to recover the differences between actual and authorized margins for certain customer classes.

(in millions)	September 30, 2024	December 31, 2023
Regulatory liabilities
Income tax related items	$1,838.0	$1,901.8
Removal costs	1,429.5	1,329.9
Pension and OPEB benefits	301.2	299.2
Energy costs refundable through rate adjustments	126.0	72.4
Uncollectible expense	39.2	21.2
Paris (1)	31.8	—
Derivatives	29.1	19.2
Electric transmission costs	20.5	30.3
Energy efficiency programs	16.7	17.2
Other, net	89.6	54.0
Total regulatory liabilities	$3,921.6	$3,745.2

Balance sheet presentation
Other current liabilities	$32.5	$47.5
Regulatory liabilities	3,889.1	3,697.7
Total regulatory liabilities	$3,921.6	$3,745.2

(1)    In accordance with our Wisconsin rate orders approved by the PSCW in December 2023, WE and WPS are deferring to a future rate proceeding the incremental revenue requirement impact associated with the change to the in-service date of Paris.

09/30/2024 Form 10-Q	18	WEC Energy Group, Inc.

Oak Creek Power Plant Units 5-6

In May 2024, OCPP Units 5 and 6 were retired. Due to the retirement of these units and the determination that recovery was probable, their net book value of $76.8 million at September 30, 2024 was classified as a regulatory asset. In addition, a $43.8 million cost of removal reserve related to the units continued to be classified as a regulatory liability at September 30, 2024. Not included in these amounts was $9.0 million of deferred tax liabilities previously recorded for the retired units. Effective with its rate order issued by the PSCW in December 2022, WE received approval to collect a return of and on the entire net book value of OCPP Units 5 and 6 and, as a result, will continue to amortize the regulatory asset on a straight-line basis, using the composite depreciation rates approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization on the income statement. WE also intends to request FERC approval to continue to collect the net book value of OCPP Units 5 and 6 using the approved composite depreciation rates, in addition to a return on the remaining net book value.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for Koshkonong and have acquired 200 MWs of capacity in West Riverside, and have acquired additional projects. See Note 2, Acquisitions, for more information on the West Riverside acquisitions. OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of OCPP Units 7 and 8 was $666.7 million at September 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. The total net book value of WPS's ownership share of Columbia Units 1 and 2 was $252.7 million at September 30, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC – Storm Damage

During several storms that occurred in 2023 and 2024, certain sections of our Samson I solar facility incurred damage. As of September 30, 2024, we recognized an impairment of $5.4 million related to storm damage, which was offset by a $5.4 million receivable for future insurance recoveries. Although we may experience differences between periods in the timing of cash flows, we do not currently expect a significant impact to our long-term cash flows from these storms.

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

WECI has also recorded AROs for the dismantling of our non-utility renewable generation projects.

09/30/2024 Form 10-Q	19	WEC Energy Group, Inc.

The following table shows changes to our AROs:

(in millions)	2024		2023
Balance at January 1	$374.2		$479.3
Accretion	13.0		12.8
Additions	165.9	(1)	16.6	(2)
Liabilities settled	(5.2)		(3.2)
Balance at September 30	$547.9		$505.5

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

NOTE 9—COMMON EQUITY

Stock-Based Compensation

During the nine months ended September 30, 2024, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

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

Common Stock

As of January 1, 2024, we began issuing new shares of common stock to fulfill our obligations under various stock-based employee benefit and compensation plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. During 2023, we instructed our independent agents to purchase shares on the open market to fulfill obligations under these plans. As such, no new shares of common stock were issued during the three and nine months ended September 30, 2023.

On August 6, 2024, we entered into an EDA, under which we may offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $1.5 billion through an at-the-market offering program, which includes an equity forward sales component. We may offer and sell our common shares through the sales agents party to the EDA during the term of the agreement. The EDA will terminate upon the earliest of (i) the sale of all common stock subject to the EDA, (ii) termination of the EDA pursuant to its terms, or (iii) August 31, 2027. Actual sales of common stock under the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold will be done pursuant to our registration statement on Form S-3 filed with the SEC on

09/30/2024 Form 10-Q	20	WEC Energy Group, Inc.

August 5, 2024 and the related prospectus supplement. As of September 30, 2024, we have not issued any shares of common stock under the EDA, and we have not entered into any forward sale agreements.

We had the following changes to our outstanding common stock during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Common stock shares outstanding at beginning of period	316,079,401	315,434,531
Shares issued:
Stock-based compensation	137,936	300,602
401(k)	38,400	285,000
Stock investment plan	98,709	334,313
Common stock shares outstanding at end of period	316,354,446	316,354,446

On October 17, 2024, our Board of Directors declared a quarterly cash dividend of $0.835 per share, payable on December 1, 2024, to shareholders of record on November 14, 2024.

NOTE 10—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2024	December 31, 2023
Commercial paper
Amount outstanding	$592.4	$2,017.2
Weighted-average interest rate on amounts outstanding	4.94%	5.49%
Operating expense loans
Amount outstanding (1)	$4.6	$3.7

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2024 was $1,478.4 million with a weighted-average interest rate during the period of 5.48%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	September 30, 2024
WEC Energy Group	September 2026	$1,500.0
WEC Energy Group	October 2024 (1)	200.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,300.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		592.4
Available capacity under existing agreements		$2,705.3

(1)On October 18, 2024, WEC Energy Group extended the maturity to October 18, 2025.

09/30/2024 Form 10-Q	21	WEC Energy Group, Inc.

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

09/30/2024 Form 10-Q	22	WEC Energy Group, Inc.

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

As of September 30, 2024, none of the conditions allowing holders to convert their notes were met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of September 30, 2024:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(8.8)	$853.7	$936.3
2029 Notes	862.5	(9.3)	853.2	954.7

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 15, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes and 2029 Notes:

(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
2027 Notes
Contractual interest expense	$9.4	$12.9
Amortization of debt issuance costs	0.8	1.1
Total interest expense – 2027 Notes	10.2	14.0

2029 Notes
Contractual interest expense	9.4	12.9
Amortization of debt issuance costs	0.5	0.7
Total interest expense – 2029 Notes	$9.9	$13.6

Potentially dilutive common shares issuable upon conversion of the 2027 Notes and 2029 Notes are determined using the if-converted method for calculating diluted earnings per share. As of September 30, 2024, there were no shares of our common stock related to the potential conversion of the 2027 Notes and 2029 Notes included in our diluted earnings per share calculation as the impact was anti-dilutive.

Wisconsin Electric Power Company

In May 2024, WE issued $350.0 million of 5.00% Debentures, due May 15, 2029, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In September 2024, WE issued $300.0 million of 4.60% Debentures due October 1, 2034 and $300.0 million of 5.05% Debentures due October 1, 2054, and used the net proceeds to repay short-term debt and for other general corporate purposes.

Wisconsin Gas LLC

In October 2024, WG issued $100.0 million of 4.86% Debentures due November 1, 2029 and $100 million of 5.18% Debentures due November 1, 2034, and used the net proceeds to repay short-term debt.

Michigan Gas Utilities Corporation

In October 2024, MGU issued $10.0 million of 4.85% Senior Notes due November 1, 2029 and $15.0 million of 5.23% Senior Notes due November 1, 2034, and used the net proceeds to repay intercompany short-term debt to its parent, Integrys.

09/30/2024 Form 10-Q	23	WEC Energy Group, Inc.

Bluewater Gas Storage, LLC

In October 2024, Bluewater issued $25.0 million of 5.41% Senior Notes due November 1, 2041, and used the net proceeds for general corporate purposes.

NOTE 12—LEASES

In June 2024, UMERC entered into an agreement to acquire and construct Renegade, a utility-scale solar-powered electric generating facility in Delta and Marquette counties, Michigan. Commercial operation of the project is targeted at the end of 2026. Related to its investment in Renegade, UMERC entered into several land leases that commenced in the second quarter of 2024.

In July 2024, WE and WPS partnered with an unaffiliated utility to acquire and construct Koshkonong, a utility-scale solar-powered electric generating facility located in Dane County, Wisconsin. Commercial operation of the project is targeted at the end of 2026. Related to their investment in Koshkonong, WE and WPS, along with their unaffiliated utility partner, entered into several land leases that commenced in the third quarter of 2024.

The land leases entered into related to the Renegade and Koshkonong generating facilities each have an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, these land leases are being amortized over the extended term of the leases. Once Renegade and Koshkonong achieve commercial operation, the lease liabilities will be remeasured to reflect the final total acres being leased. We expect to recover the lease payments through rates. Our total obligation under these land-related finance leases was $120.0 million at September 30, 2024, and was included in long-term debt on our balance sheet. Our finance lease right of use assets were $119.0 million as of September 30, 2024, and were included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for these land-related finance leases was 6.02%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related finance leases as of September 30, 2024, were as follows:

(in millions)
Three Months Ended December 31, 2024	$—
2025	2.1
2026	2.3
2027	6.2
2028	6.3
2029	6.4
Thereafter	500.6
Total minimum lease payments	523.9
Less: Interest	(403.9)
Present value of minimum lease payments	120.0
Less: Short-term lease liabilities	—
Long-term lease liabilities	$120.0

NOTE 13—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2024	December 31, 2023
Materials and supplies	$369.6	$320.0
Natural gas in storage	335.0	327.8
Fossil fuel	85.3	127.4
Total	$789.9	$775.2

09/30/2024 Form 10-Q	24	WEC Energy Group, Inc.

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2024, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

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

NOTE 14—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$57.0	21.0%	$79.0	21.0%
State income taxes net of federal tax benefit	16.9	6.2%	23.2	6.2%
PTCs, net	(33.7)	(12.4)%	(30.2)	(8.0)%
Federal excess deferred tax amortization	(5.8)	(2.1)%	(8.5)	(2.3)%
Other, net	(2.8)	(1.0)%	(3.1)	(0.8)%
Total income tax expense	$31.6	11.7%	$60.4	16.1%

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$259.2	21.0%	$272.2	21.0%
State income taxes net of federal tax benefit	75.9	6.2%	80.0	6.2%
PTCs, net	(143.9)	(11.7)%	(130.3)	(10.1)%
Federal excess deferred tax amortization	(26.1)	(2.1)%	(28.9)	(2.2)%
Other, net	(4.2)	(0.3)%	(10.0)	(0.8)%
Total income tax expense	$160.9	13.1%	$183.0	14.1%

The effective tax rates for the three and nine months ended September 30, 2024 and 2023, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

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

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We adopted the safe harbor method of accounting for certain of our utilities on our 2023 tax return, which increased our deferred tax liabilities. We are still evaluating how this new guidance can be adopted by our remaining utilities and plan to adopt the guidance for them on a future tax return.

09/30/2024 Form 10-Q	25	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.6	$11.7	$—	$18.3
FTRs and TCRs	—	—	12.0	12.0
Total derivative assets	$6.6	$11.7	$12.0	$30.3

Investments held in rabbi trust	$50.8	$—	$—	$50.8

Derivative liabilities
Natural gas contracts	$23.5	$20.3	$—	$43.8

09/30/2024 Form 10-Q	26	WEC Energy Group, Inc.

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.2	$8.3	$—	$10.5
FTRs and TCRs	—	—	7.2	7.2
Coal contracts	—	0.3	—	0.3
Total derivative assets	$2.2	$8.6	$7.2	$18.0

Investments held in rabbi trust	$51.7	$—	$—	$51.7

Derivative liabilities
Natural gas contracts	$70.1	$16.0	$—	$86.1
Coal contracts	—	20.3	—	20.3
Total derivative liabilities	$70.1	$36.3	$—	$106.4

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

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended September 30, 2024, we recorded $2.7 million of net unrealized gains in earnings related to the investments held at the end of the period, compared with $1.7 million of net unrealized losses recorded during the same quarter in 2023. During the nine months ended September 30, 2024 and 2023, the net unrealized gains included in earnings related to the investments held at the end of the period were $7.9 million and $4.7 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Balance at the beginning of the period	$20.8	$16.8	$7.2	$7.8
Purchases	0.7	0.4	27.5	19.9
Net realized and unrealized gains (losses) included in earnings (1)	0.5	0.1	(0.5)	(0.4)
Settlements	(10.0)	(6.0)	(22.2)	(16.0)
Balance at the end of the period	$12.0	$11.3	$12.0	$11.3
Net unrealized gains included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$0.2	$0.1	$0.1	$0.1

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$22.4	$30.4	$21.4
Long-term debt, including current portion (1)	18,445.2	17,986.4	16,631.1	15,564.3

(1)The carrying amount of long-term debt excludes finance lease obligations of $267.7 million and $145.9 million at September 30, 2024 and December 31, 2023, respectively.

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

09/30/2024 Form 10-Q	27	WEC Energy Group, Inc.

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

	September 30, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$17.5	$41.3	$10.4	$78.1
FTRs and TCRs	12.0	—	7.2	—
Coal contracts	—	—	0.3	10.9
Total current	29.5	41.3	17.9	89.0

Long-term
Natural gas contracts	0.8	2.5	0.1	8.0
Coal contracts	—	—	—	9.4
Total long-term	0.8	2.5	0.1	17.4
Total	$30.3	$43.8	$18.0	$106.4

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

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	38.6 Dth	$(24.0)	37.8 Dth	$(56.3)
FTRs and TCRs	7.9 MWh	4.0	8.1 MWh	21.9
Total		$(20.0)		$(34.4)

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	154.5 Dth	$(110.7)	144.2 Dth	$(200.7)
FTRs and TCRs	23.1 MWh	7.6	22.9 MWh	26.4
Total		$(103.1)		$(174.3)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2024 and December 31, 2023, we had posted cash collateral of $52.6 million and $100.3 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2024, we had also received cash collateral of $0.5 million. This amount was recorded on our balance sheet in other current liabilities.

09/30/2024 Form 10-Q	28	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2024			December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$30.3	$43.8		$18.0	$106.4
Gross amount not offset on the balance sheet	(7.4)	(24.5)	(1)	(3.1)	(71.0)	(2)
Net amount	$22.9	$19.3		$14.9	$35.4

(1)Includes cash collateral posted of $17.1 million.

(2)Includes cash collateral posted of $67.9 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three and nine months ended September 30, 2024 and 2023 were not significant. At September 30, 2024, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 17—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at September 30, 2024	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$136.3	$19.7	$—	$116.6
Surety bonds (2)	34.0	33.9	0.1	—
Other guarantees (3)	11.7	—	—	11.7
Total guarantees	$182.0	$53.6	$0.1	$128.3

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

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

09/30/2024 Form 10-Q	29	WEC Energy Group, Inc.

NOTE 18—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Service cost	$6.1	$6.0	$18.2	$18.0
Interest cost	29.2	30.5	87.5	91.7
Expected return on plan assets	(45.5)	(46.8)	(136.6)	(140.6)
Loss on plan settlement	0.7	—	0.7	—
Amortization of prior service cost (credit)	(0.1)	—	(0.1)	0.1
Amortization of net actuarial loss	14.9	8.1	44.6	24.8
Net periodic benefit cost (credit)	$5.3	$(2.2)	$14.3	$(6.0)

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Service cost	$2.7	$2.4	$8.1	$7.3
Interest cost	5.6	5.4	17.0	16.2
Expected return on plan assets	(13.2)	(13.3)	(39.5)	(39.8)
Amortization of prior service credit	(3.3)	(3.7)	(10.1)	(11.1)
Amortization of net actuarial gain	(1.9)	(3.0)	(5.7)	(9.2)
Net periodic benefit credit	$(10.1)	$(12.2)	$(30.2)	$(36.6)

During the nine months ended September 30, 2024, we made contributions and payments of $10.0 million related to our pension plans and $1.0 million related to our OPEB plans. We expect to make contributions and payments of $3.3 million related to our pension plans and $1.1 million related to our OPEB plans during the remainder of 2024, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of September 30, 2024, we recorded a $20.3 million regulatory asset for pension costs and a $32.4 million regulatory asset for OPEB costs. The above tables do not reflect any adjustments for the creation of these regulatory assets.

NOTE 19—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at September 30, 2024. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2024.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of September 30, 2024.

During the third quarter of 2024, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2024. No impairments resulted from these tests.

09/30/2024 Form 10-Q	30	WEC Energy Group, Inc.

Intangible Assets

At both September 30, 2024 and December 31, 2023, we had $29.3 million of indefinite-lived intangible assets, largely consisting of spectrum frequencies. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$653.9	$(106.1)	$547.8	$653.9	$(66.6)	$587.3
Proxy revenue swap (2)	7.2	(4.0)	3.2	7.2	(3.5)	3.7
Interconnection agreements (3)	4.7	(1.1)	3.6	4.7	(0.9)	3.8
Total intangible liabilities	$665.8	$(111.2)	$554.6	$665.8	$(71.0)	$594.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead Wind Energy LLC, Samson I, and Sapphire Sky expiring between 2030 and 2037. The weighted-average remaining useful life of the PPAs is 11 years.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream Wind Energy LLC's wind generation for fixed quarterly payments over 10 years, which expires in February 2029. The remaining useful life of the proxy revenue swap is four years.

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

Amortization related to these intangible liabilities for the three and nine months ended September 30, 2024, was $13.4 million and $40.2 million, respectively. Amortization for the three and nine months ended September 30, 2023, was $13.4 million and $37.2 million, respectively. Amortization for the next five years, including amounts recorded through September 30, 2024, is estimated to be:

	For the Years Ending December 31
(in millions)	2024	2025	2026	2027	2028
Amortization to be recorded as an increase to operating revenues	$53.4	$53.4	$53.4	$53.4	$53.4
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

09/30/2024 Form 10-Q	31	WEC Energy Group, Inc.

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

	Three Months Ended September 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,029.7	$26.1	$2,055.8
Add: Earnings from equity method investment	46.1	0.6	46.7
Add: Capital contributions	15.2	—	15.2
Less: Distributions	37.0	—	37.0
Add: Other	0.1	—	0.1
Balance at end of period	$2,054.1	$26.7	$2,080.8

	Three Months Ended September 30, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,931.8	$24.1	$1,955.9
Add: Earnings from equity method investment	44.2	0.5	44.7
Add: Capital contributions	18.2	—	18.2
Less: Distributions	35.0	—	35.0
Balance at end of period	$1,959.2	$24.6	$1,983.8

	Nine Months Ended September 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,980.8	$25.1	$2,005.9
Add: Earnings from equity method investment	136.7	1.6	138.3
Add: Capital contributions	45.5	—	45.5
Less: Distributions	109.0	—	109.0
Add: Other	0.1	—	0.1
Balance at end of period	$2,054.1	$26.7	$2,080.8

	Nine Months Ended September 30, 2023
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,884.6	$24.6	$1,909.2
Add: Earnings from equity method investment	130.2	1.9	132.1
Add: Capital contributions	51.5	—	51.5
Less: Distributions	107.1	1.9	109.0
Balance at end of period	$1,959.2	$24.6	$1,983.8

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Charges to ATC for services and construction	$4.5	$4.5	$15.5	$12.3
Charges from ATC for network transmission services	103.4	94.3	309.9	283.1

09/30/2024 Form 10-Q	32	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	September 30, 2024	December 31, 2023
Accounts receivable for services provided to ATC	$2.1	$1.6
Accounts payable for services received from ATC	50.0	49.9
Amounts due from ATC for transmission infrastructure upgrades (1)	45.8	46.1

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's and WPS's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2024	2023	2024	2023
Income statement data
Operating revenues	$221.4	$206.2	$651.6	$610.4
Operating expenses	110.1	102.8	324.1	303.4
Other expense, net	36.4	32.9	107.4	98.3
Net income	$74.9	$70.5	$220.1	$208.7

(in millions)	September 30, 2024	December 31, 2023
Balance sheet data
Current assets	$130.0	$115.2
Noncurrent assets	6,660.4	6,337.0
Total assets	$6,790.4	$6,452.2

Current liabilities	$525.7	$495.9
Long-term debt	2,933.9	2,736.0
Other noncurrent liabilities	573.5	585.2
Members' equity	2,757.3	2,635.1
Total liabilities and members' equity	$6,790.4	$6,452.2
NOTE 21—SEGMENT INFORMATION

We use net income attributed to common shareholders to measure segment profitability and to allocate resources to our businesses. At September 30, 2024, we reported six segments, which are described below.

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

See Note 2, Acquisitions, for more information on recent and anticipated future WECI acquisitions.

09/30/2024 Form 10-Q	33	WEC Energy Group, Inc.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark, Wisvest LLC, Wisconsin Energy Capital Corporation, and WBS.

All of our operations are located within the United States. The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2024 and 2023:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2024
External revenues	$1,590.0	$173.6	$53.0	$1,816.6	$—	$46.9	$—	$—	$1,863.5
Intersegment revenues	—	—	—	—	—	116.2	—	(116.2)	—
Other operation and maintenance	403.5	126.5	22.6	552.6	—	19.1	(3.3)	(1.6)	566.8
Depreciation and amortization	232.4	63.9	12.0	308.3	—	49.2	5.6	(22.6)	340.5
Equity in earnings of transmission affiliates	—	—	—	—	46.7	—	—	—	46.7
Interest expense	160.3	22.3	4.1	186.7	4.8	23.4	79.0	(89.7)	204.2
Income tax expense (benefit)	63.3	(19.0)	(1.3)	43.0	10.2	(16.0)	(5.6)	—	31.6
Net income (loss)	238.1	(48.6)	(3.7)	185.8	31.7	83.2	(62.1)	—	238.6
Net income (loss) attributed to common shareholders	237.8	(48.6)	(3.7)	185.5	31.7	85.0	(62.1)	—	240.1

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2023
External revenues	$1,622.0	$243.3	$47.6	$1,912.9	$—	$44.5	$—	$—	$1,957.4
Intersegment revenues	—	—	—	—	—	115.3	—	(115.3)	—
Other operation and maintenance	387.1	86.5	21.7	495.3	—	21.5	1.3	(1.5)	516.6
Depreciation and amortization	215.3	59.3	11.2	285.8	—	48.8	5.3	(19.6)	320.3
Equity in earnings of transmission affiliates	—	—	—	—	44.7	—	—	—	44.7
Interest expense	148.7	22.0	3.7	174.4	5.0	24.8	66.3	(88.0)	182.5
Income tax expense (benefit)	69.3	8.9	(2.0)	76.2	10.0	(6.7)	(19.1)	—	60.4
Net income (loss)	243.4	24.7	(6.0)	262.1	29.7	66.7	(42.9)	—	315.6
Net income (loss) attributed to common shareholders	243.1	24.7	(6.0)	261.8	29.7	67.4	(42.9)	—	316.0

09/30/2024 Form 10-Q	34	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2024
External revenues	$4,737.0	$1,116.4	$308.6	$6,162.0	$—	$153.7	$—	$—	$6,315.7
Intersegment revenues	—	—	—	—	—	355.9	—	(355.9)	—
Other operation and maintenance	1,182.6	336.1	67.8	1,586.5	—	62.3	(10.7)	(7.1)	1,631.0
Depreciation and amortization	685.3	191.1	34.9	911.3	—	147.9	16.6	(65.3)	1,010.5
Equity in earnings of transmission affiliates	—	—	—	—	138.3	—	—	—	138.3
Interest expense	475.4	70.8	12.1	558.3	14.5	71.6	222.1	(269.7)	596.8
Income tax expense (benefit)	172.6	63.3	12.0	247.9	30.6	(59.6)	(58.0)	—	160.9
Net income (loss)	637.2	164.6	35.5	837.3	93.2	269.2	(128.5)	—	1,071.2
Net income (loss) attributed to common shareholders	636.3	164.6	35.5	836.4	93.2	272.6	(128.5)	—	1,073.7

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2023
External revenues	$5,042.8	$1,116.5	$379.5	$6,538.8	$—	$136.6	$0.1	$—	$6,675.5
Intersegment revenues	—	—	—	—	—	358.4	—	(358.4)	—
Other operation and maintenance	1,119.7	305.5	68.2	1,493.4	—	59.6	0.6	(7.0)	1,546.6
Depreciation and amortization	632.9	176.3	32.2	841.4	—	139.9	15.6	(57.2)	939.7
Equity in earnings of transmission affiliates	—	—	—	—	132.1	—	—	—	132.1
Interest expense	449.4	65.0	12.0	526.4	14.6	69.8	183.9	(261.3)	533.4
Income tax expense (benefit)	188.8	61.8	10.5	261.1	29.4	(44.2)	(63.3)	—	183.0
Net income (loss)	686.8	167.9	30.9	885.6	88.1	240.9	(101.4)	—	1,113.2
Net income (loss) attributed to common shareholders	685.9	167.9	30.9	884.7	88.1	241.8	(101.4)	—	1,113.2

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

09/30/2024 Form 10-Q	35	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	September 30, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$3.3	$0.8
Regulatory assets	79.1	85.9
Other long-term assets (restricted cash)	0.3	0.6

Liabilities
Current portion of long-term debt	9.1	9.0
Other current liabilities (accrued interest)	0.4	0.1
Long-term debt	80.9	85.3

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At September 30, 2024 and December 31, 2023, our equity investment in ATC was $2,054.1 million and $1,980.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At September 30, 2024 and December 31, 2023, our equity investment in ATC Holdco was $26.7 million and $25.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

09/30/2024 Form 10-Q	36	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of September 30, 2024, including those of our subsidiaries, were approximately $9.8 billion.

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

09/30/2024 Form 10-Q	37	WEC Energy Group, Inc.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that also supported the reconsideration; however, in August 2023, the EPA announced that it was instead restarting its ozone standard evaluation. The EPA has indicated it plans to release its Integrated Review Plan in fall 2024. This new review is anticipated to take 3 to 5 years to complete.

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

In October 2023, the EPA found that 11 states, including Wisconsin, failed to submit adequate SIP revisions to address nonattainment areas classified as "moderate" for the 2015 standard. This action triggered a May 2025 deadline for states to get their SIP approved or the EPA will issue a federal implementation plan. Additionally, offset sanctions will take effect 18 months from the May 2025 deadline if the state's SIP is not approved. The offset sanctions impact volatile organic compound and NOx emissions from new or modified sources in the nonattainment areas. The WDNR has indicated it intends to submit a SIP revision by the May 2025 deadline.

The most recent attainment evaluation date was in August 2024. The moderate attainment deadline was not met, so the EPA will propose the nonattainment areas in Wisconsin be redesignated as serious nonattainment based on 2021-2023 data. The EPA must reclassify the nonattainment areas by February 2025. We continue to evaluate the impacts the nonattainment redesignation will have on our operations.

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

09/30/2024 Form 10-Q	38	WEC Energy Group, Inc.

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

Our ESG Progress Plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and clean natural gas-fueled generation. We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle power plant, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater 4 generating unit. We expect to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8, the planned retirement of the jointly-owned Columbia Units 1 and 2, and the planned retirement of Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050.

We also continue to reduce methane emissions by improving our natural gas distribution systems, and have set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility distribution systems. In addition, subject to regulatory approval, we may procure RTCs.

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

Steam Electric Effluent Limitation Guidelines

The EPA's 2015 final ELG rule, which took effect in January 2016 (2015 ELG rule), was modified in 2020 (2020 ELG rule), and again in 2024 with the May 2024 publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The three requirements that affect WE and WPS facilities relate to discharge limits for

09/30/2024 Form 10-Q	39	WEC Energy Group, Inc.

BATW, FGD wastewater, and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still necessary at OCPP, ERGS, and Weston to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $105 million in capital investment.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2024	December 31, 2023
Regulatory assets	$565.8	$596.8
Reserves for future environmental remediation	430.5	463.7

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

09/30/2024 Form 10-Q	40	WEC Energy Group, Inc.

We expect the final rule, which will become effective in November 2024, to have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See Note 8, Asset Retirement Obligations, for more information on the estimated cost of the additional remediation.

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

NOTE 24—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Nine Months Ended September 30
(in millions)	2024	2023
Cash paid for interest, net of amount capitalized	$533.1	$432.9
Cash paid (received) for income taxes, net (1)	(214.6)	15.8
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	163.4	236.5
Common stock issued for stock-based compensation plans	6.4	—
Increase in receivables related to insurance proceeds	5.3	6.2

(1)    Cash received for income taxes in 2024 includes $217.1 million related to 2023 and 2024 PTCs that were sold to third parties.

09/30/2024 Form 10-Q	41	WEC Energy Group, Inc.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$322.5	$42.9
Restricted cash included in other current assets	11.2	70.1
Restricted cash included in other long-term assets	27.3	52.2
Cash, cash equivalents, and restricted cash	$361.0	$165.2

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

09/30/2024 Form 10-Q	42	WEC Energy Group, Inc.

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

09/30/2024 Form 10-Q	43	WEC Energy Group, Inc.

As of September 30, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2023, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

Costs previously incurred under PGL's QIP rider are still subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. On August 14, 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL recorded a pre-tax charge to income of $25.3 million during the third quarter of 2024 related to the disallowance and the previously recognized return on these investments. The charge was recorded on the income statement as a $12.9 million reduction in revenues for the amounts previously collected from customers, a $12.1 million increase to operation and maintenance expense for the impairment of PGL's property, plant, and equipment, and a $0.3 million increase to interest expense related to the amounts due to customers. On October 25, 2024, PGL filed a petition with the Illinois Appellate Court for review of the ICC's August 14, 2024 order.

In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2017 through 2022, is still pending. The aggregate capital costs included in the rider during the open reconciliation years, which include 2017 through 2023, are approximately $2,058 million. As of September 30, 2024, there can be no assurance that all of these costs, along with any previously recognized return on these investments, will be deemed recoverable by the ICC. Further disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

Michigan Gas Utilities Corporation

2024 Rate Order

In March 2024, MGU filed a request with the MPSC to increase its retail natural gas base rates. On September 26, 2024, the MPSC issued a final order approving a settlement agreement, which authorizes MGU to increase its natural gas base rates by $7.0 million (3.88%). The rate increase reflects a 9.86% ROE and a common equity component average of 50.0%. The rate increase is primarily driven by inflationary pressure on capital projects and operating and maintenance costs and the significant increase in interest rates

09/30/2024 Form 10-Q	44	WEC Energy Group, Inc.

over the past few years. The order also authorizes MGU to defer any expenses incurred to implement the Pipeline and Hazardous Materials Safety Administration's proposed rulemaking titled "Gas Pipeline Leak Detection and Repair."

The new rates will be effective January 1, 2025.

Upper Michigan Energy Resources Corporation

2024 Rate Order

In May 2024, UMERC filed a request with the MPSC to increase its electric base rates for non-mine customers. On October 10, 2024, the MPSC issued a final order approving a settlement agreement, which authorizes UMERC to increase electric base rates for non-mine customers by $6.6 million (8.2%). The rate increase reflects a 9.86% ROE and a common equity component average of 50.0%. The rate increase is primarily driven by the construction of the now in-service RICE generation facilities located in the Upper Peninsula of Michigan and a reduction in sales volumes resulting from the implementation of limited retail choice since UMERC’s predecessor utilities last reset rates. A reduction of operation and maintenance costs partially offset these impacts.

The new rates will be effective January 1, 2025.

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

09/30/2024 Form 10-Q	45	WEC Energy Group, Inc.

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

We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle power plant, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater 4 generating unit. We expect to retire approximately 1,200 MWs of additional fossil-fueled generation by the end of 2031, which includes the planned retirement of OCPP Units 7 and 8, the planned retirement of the jointly-owned Columbia Units 1 and 2, and the planned retirement of Weston Unit 3. For more information on the retirement of OCPP Units 5 and 6, see Note 6, Regulatory Assets and Liabilities. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and

09/30/2024 Form 10-Q	46	WEC Energy Group, Inc.

•565 MWs of battery storage.

We also plan on investing in a combination of natural gas-fired generation, to be owned by WE, including:

•1,100 MWs of combustion turbines to be constructed at our OCPP site (we plan on constructing a new natural gas lateral pipeline to support this generation); with
•An additional 675 MWs of combustion turbines planned; and
•128 MWs of RICE natural gas-fueled generation to be constructed in Kenosha County; with
•An additional 114 MWs of RICE natural gas-fueled generation planned.

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

We also continue to reduce methane emissions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems in Wisconsin. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We currently have contracts in place for 1.9 Bcf of RNG. In addition, subject to regulatory approval, we may procure RTCs.

In December 2023, we started a pilot program with Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer of an organic solid flow battery, to test this new form of long-duration energy storage on the U.S. electric grid at our Valley power plant. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. We expect the pilot activities to continue into 2025.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with our ESG Progress Plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

09/30/2024 Form 10-Q	47	WEC Energy Group, Inc.

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

•In April 2024, WE filed a request with the PSCW to construct an LNG facility with a storage capacity of two Bcf, which would be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of the 2025-2029 capital plan and would provide another approximately four Bcf of natural gas supply. The LNG facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

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

We expect to spend approximately $4.5 billion from 2025 to 2029 on reliability related projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

Our planned investment focus from 2025 to 2029 is in our regulated utilities and our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $24.4 billion from 2025 to 2029. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $3.2 billion. Over the same period, we expect to invest approximately $0.4 billion in our non-utility energy infrastructure business on the acquisition of Hardin III. Specific projects included in the $28.0 billion ESG Progress Plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects. Also, see Note 2, Acquisitions, for information on the acquisition of Hardin III and other recent and pending transactions.

09/30/2024 Form 10-Q	48	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2024

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2024 with the third quarter of 2023, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2024	2023	B (W)
Wisconsin	$237.8	$243.1	$(5.3)
Illinois	(48.6)	24.7	(73.3)
Other states	(3.7)	(6.0)	2.3
Electric transmission	31.7	29.7	2.0
Non-utility energy infrastructure	85.0	67.4	17.6
Corporate and other	(62.1)	(42.9)	(19.2)
Net income attributed to common shareholders	$240.1	$316.0	$(75.9)

Diluted earnings per share	$0.76	$1.00	$(0.24)

Earnings decreased $75.9 million during the third quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the $75.9 million decrease in earnings were:

•A $73.3 million decrease in earnings at the Illinois segment, driven by lower margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are lower during the third quarter when natural gas usage is lower, this rate design change drove a decrease in third quarter 2024 earnings. See Note 25, Regulatory Environment, for more information on the rate orders. Higher operating expenses and a $25.3 million pre-tax charge to income related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation also contributed to the lower

09/30/2024 Form 10-Q	49	WEC Energy Group, Inc.

earnings. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 25, Regulatory Environment, for more information on the ICC disallowance.

•A $19.2 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by a negative impact from an increase in an interim income tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. Higher interest expense also contributed to the increase in the net loss.

•A $5.3 million decrease in net income attributed to common shareholders at the Wisconsin segment, driven by higher depreciation and amortization expense and an increase in interest expense on both short-term and long-term debt. These decreases in earnings were partially offset by an increase in margins due to higher retail sales volumes and lower income tax expense due to an increase in PTCs.

These decreases in earnings were partially offset by a $17.6 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs from our non-utility renewable generating facilities and a positive impact from We Power due to continued capital investment.

Non-GAAP Financial Measures

The discussions below address the contribution of each of our utility segments to net income attributed to common shareholders. The discussions include financial information prepared in accordance with GAAP, as well as utility margin, which is not a measure of financial performance under GAAP. Utility margin (operating revenues less fuel and purchased power costs and cost of natural gas sold) is a non-GAAP financial measure because it excludes certain operation and maintenance expenses applicable to revenues, as well as depreciation and amortization and property and revenue taxes.

We believe that utility margin provides a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses utility margin internally when assessing the operating performance of our utility segments as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of utility margin herein is intended to provide supplemental information for investors regarding our operating performance.

Our utility margin may not be comparable to similar measures presented by other companies. Furthermore, this measure is not intended to replace gross margin as determined in accordance with GAAP as an indicator of operating performance. Each of our three utility segment discussions below include a table that provides the calculation of both gross margin as determined in accordance with GAAP and utility margin, as well as a reconciliation between the two measures.

09/30/2024 Form 10-Q	50	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $237.8 million during the third quarter of 2024, representing a $5.3 million, or 2.2%, decrease over the same quarter in 2023. The decrease was driven by higher depreciation and amortization expense and an increase in interest expense on both short-term and long-term debt. These decreases in earnings were partially offset by an increase in margins due to higher retail sales volumes and lower income tax expense due to an increase in PTCs.

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$1,590.0	$1,622.0	$(32.0)

Operating expenses
Cost of sales (1)	495.3	549.1	53.8
Other operation and maintenance	403.5	387.1	(16.4)
Depreciation and amortization	232.4	215.3	(17.1)
Property and revenue taxes	32.8	44.4	11.6
Operating income	426.0	426.1	(0.1)

Other income, net	35.7	35.3	0.4
Interest expense	160.3	148.7	(11.6)
Income before income taxes	301.4	312.7	(11.3)

Income tax expense	63.3	69.3	6.0
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$237.8	$243.1	$(5.3)

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$183.6	$167.7	$(15.9)
Transmission (1)	135.8	135.3	(0.5)
Regulatory amortizations and other pass through expenses (2)	52.5	49.2	(3.3)
We Power (3)	32.5	35.8	3.3
Earnings sharing mechanisms	(0.9)	(0.9)	—
Total other operation and maintenance	$403.5	$387.1	$(16.4)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2024 and 2023, $147.5 million and $136.4 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the third quarter of 2024 and 2023, $27.8 million and $26.7 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2024 Form 10-Q	51	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	3,270.0	3,228.3	41.7
Small commercial and industrial (1)	3,516.8	3,481.7	35.1
Large commercial and industrial (1)	3,160.4	3,171.8	(11.4)
Other	26.8	27.3	(0.5)
Total retail (1)	9,974.0	9,909.1	64.9
Wholesale	438.0	475.5	(37.5)
Resale	1,573.7	2,262.7	(689.0)
Total sales in MWh (1)	11,985.7	12,647.3	(661.6)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	58.4	58.8	(0.4)
Commercial and industrial	57.3	51.4	5.9
Total retail	115.7	110.2	5.5
Transportation	267.9	263.0	4.9
Total sales in therms	383.6	373.2	10.4

	Three Months Ended September 30
	Degree Days
Weather	2024	2023	B (W)
WE and WG (1)
Heating (94 Normal)	28	32	(12.5)%
Cooling (599 Normal)	600	676	(11.2)%

WPS (2)
Heating (173 Normal)	54	108	(50.0)%
Cooling (394 Normal)	452	391	15.6%

UMERC (3)
Heating (300 Normal)	153	242	(36.8)%
Cooling (255 Normal)	260	188	38.3%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2024 Form 10-Q	52	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Electric revenues	$1,425.1	$1,460.8	$(35.7)
Natural gas revenues	164.9	161.2	3.7
Operating revenues	1,590.0	1,622.0	(32.0)

Operating expenses
Fuel and purchased power	(433.9)	(487.6)	53.7
Cost of natural gas sold	(61.4)	(61.5)	0.1
Other operation and maintenance (1)	(283.0)	(286.5)	3.5
Depreciation and amortization	(232.4)	(215.3)	(17.1)
Property and revenue taxes	(32.8)	(44.4)	11.6
Gross margin (GAAP)	546.5	526.7	19.8

Other operation and maintenance (1)	283.0	286.5	(3.5)
Depreciation and amortization	232.4	215.3	17.1
Property and revenue taxes	32.8	44.4	(11.6)
Utility margin (non-GAAP)	$1,094.7	$1,072.9	$21.8

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; costs associated with the We Power generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Wisconsin segment increased $19.8 million during the third quarter of 2024, compared with the same quarter in 2023, and utility margin (non-GAAP) increased $21.8 million during the third quarter of 2024, compared with the same quarter in 2023. Both measures were driven by:

•A $12.4 million increase in margins related to higher electric and natural gas retail sales volumes, including the impact of warmer summer weather in WPS's service area during the third quarter of 2024, compared with the same quarter in 2023. As measured by cooling degree days, the third quarter of 2024 was 15.6% warmer than the same quarter in 2023 in the Green Bay area.

•A $4.7 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

•A $2.2 million increase in margins driven by the impact of the Wisconsin limited rate case re-openers approved by the PSCW, effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K, for more information on the 2024 limited rate case re-openers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $17.1 million increase in depreciation and amortization expense;

This increase was partially offset by:

•An $11.6 million decrease in property and revenue taxes; and

•A $3.3 million decrease in other operation and maintenance expense related to the We Power leases.

09/30/2024 Form 10-Q	53	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $21.9 million during the third quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $17.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•An $11.3 million increase in benefit costs, primarily driven by higher stock-based compensation and deferred compensation expense.

•A $4.0 million increase in expenses associated with legal claims.

•A $3.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by:

•An $11.6 million decrease in property and revenue taxes driven by a favorable adjustment related to a sales tax audit at WE.

•A $3.3 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

Interest Expense

Interest expense at the Wisconsin segment increased $11.6 million during the third quarter of 2024, compared with the same quarter in 2023, driven by the impact of WE's $350.0 million long-term debt issuance in May 2024 and $600.0 million long-term debt issuance in September 2024. See Note 11, Long-Term Debt, for more information. Also contributing to the increase was higher average short-term debt balances and increased average short-term debt interest rates.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $6.0 million during the third quarter of 2024, compared with the same quarter in 2023, driven by an increase in PTCs and lower pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's net loss attributed to common shareholders was $48.6 million during the third quarter of 2024, representing a $73.3 million decrease in earnings over the same quarter in 2023. The lower earnings were driven by a decrease in margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are lower during the third quarter when natural gas usage is lower, this rate design change drove a decrease in third quarter 2024 earnings. See Note 25, Regulatory Environment, for more information on the rate orders. Higher operating expenses and a $25.3 million pre-tax charge to income related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation also contributed to the lower earnings. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 25, Regulatory Environment, for more information on the ICC disallowance.

09/30/2024 Form 10-Q	54	WEC Energy Group, Inc.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$173.6	$243.3	$(69.7)

Operating expenses
Cost of natural gas sold	17.8	36.7	18.9
Other operation and maintenance	126.5	86.5	(40.0)
Depreciation and amortization	63.9	59.3	(4.6)
Property and revenue taxes	12.2	6.7	(5.5)
Operating income (loss)	(46.8)	54.1	(100.9)

Other income, net	1.5	1.5	—
Interest expense	22.3	22.0	(0.3)
Income (loss) before income taxes	(67.6)	33.6	(101.2)

Income tax expense (benefit)	(19.0)	8.9	27.9
Net income (loss) attributed to common shareholders	$(48.6)	$24.7	$(73.3)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in the line items below	$87.7	$72.8	$(14.9)
Riders (1)	26.2	13.7	(12.5)
Regulatory amortizations (1)	0.5	—	(0.5)
Impairment related to ICC disallowance (2)	12.1	—	(12.1)
Total other operation and maintenance	$126.5	$86.5	$(40.0)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

(2)See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 25, Regulatory Environment, for more information on the ICC disallowance.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	42.9	47.4	(4.5)
Commercial and industrial	21.5	21.6	(0.1)
Total retail	64.4	69.0	(4.6)
Transportation	83.0	90.0	(7.0)
Total sales in therms	147.4	159.0	(11.6)

	Three Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (58 Normal)	14	19	(26.3)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

09/30/2024 Form 10-Q	55	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Illinois segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$173.6	$243.3	$(69.7)

Operating expenses
Cost of natural gas sold	(17.8)	(36.7)	18.9
Other operation and maintenance (1)	(59.0)	(53.1)	(5.9)
Depreciation and amortization	(63.9)	(59.3)	(4.6)
Property and revenue taxes	(12.2)	(6.7)	(5.5)
Gross margin (GAAP)	20.7	87.5	(66.8)

Other operation and maintenance (1)	59.0	53.1	5.9
Depreciation and amortization	63.9	59.3	4.6
Property and revenue taxes	12.2	6.7	5.5
Utility margin (non-GAAP)	$155.8	$206.6	$(50.8)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment decreased $66.8 million during the third quarter of 2024, compared with the same quarter in 2023, and utility margin (non-GAAP) decreased $50.8 million during the third quarter of 2024, compared with the same quarter in 2023. Both measures were driven by:

•A $47.6 million decrease in margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. PGL’s rate order includes the recovery of costs related to PGL’s SMP in base rates. Previously, these costs were being recovered under its QIP rider. As base revenues are lower during the third quarter when natural gas usage is lower, this rate design change drove a decrease in third quarter 2024 margins. See Note 25, Regulatory Environment, for more information on the rate orders.

•A $12.9 million decrease in revenues driven by an ICC order received in August 2024 related to PGL's 2016 Rider QIP reconciliation prudency review, which requires refunds to ratepayers for amounts previously collected related to the disallowance of certain capital costs. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 25, Regulatory Environment, for more information on the ICC disallowance.

These decreases in gross margin (GAAP) and utility margin (non-GAAP) were partially offset by a $12.5 million increase in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

Additionally, the larger decrease in gross margin (GAAP) as compared to the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $5.5 million increase in property and revenue taxes;

•A $4.6 million increase in depreciation and amortization;

•A $3.1 million increase in natural gas distribution and maintenance costs; and

•A $3.0 million increase in customer service expense.

09/30/2024 Form 10-Q	56	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $37.6 million, net of the $12.5 million impact of the riders referenced in the table above, during the third quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other operating expenses were:

•A $12.1 million impairment driven by an ICC order received in August 2024 related to the 2016 annual prudency review of PGL's 2016 Rider QIP, which included a disallowance of certain capital costs. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 25, Regulatory Environment, for more information on the ICC disallowance.

•A $5.5 million increase in property and revenue taxes, driven by an increase in the invested capital tax. This increase was related to an increase in regulatory amortizations as approved in the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively.

•A $4.9 million increase in benefit costs, partially driven by higher costs related to stock-based compensation and deferred compensation.

•A $4.6 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $3.1 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $3.0 million increase in customer service expense primarily due to higher metering costs.

Interest Expense

Interest expense at the Illinois segment increased $0.3 million during the third quarter of 2024, compared with the same quarter in 2023, due primarily to the impact of PGL and NSG issuing long-term debt in November 2023. This increase was partially offset by lower average short-term debt balances.

Income Tax Expense (Benefit)

At the Illinois segment, $19.0 million of income tax benefit was recorded during the third quarter of 2024, compared with $8.9 million of income tax expense recorded during the same quarter in 2023. This change was driven by the recognition of a pre-tax loss in the third quarter of 2024, compared to pre-tax earnings in the third quarter of 2023.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net loss attributed to common shareholders was $3.7 million during the third quarter of 2024, representing a $2.3 million, or 38.3%, reduction in net loss over the same quarter in 2023. The reduction in net loss was driven by lower property and revenue taxes and an increase in margins related to higher sales volumes.

09/30/2024 Form 10-Q	57	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$53.0	$47.6	$5.4

Operating expenses
Cost of natural gas sold	16.9	13.1	(3.8)
Other operation and maintenance	22.6	21.7	(0.9)
Depreciation and amortization	12.0	11.2	(0.8)
Property and revenue taxes	2.6	6.3	3.7
Operating loss	(1.1)	(4.7)	3.6

Other income, net	0.2	0.4	(0.2)
Interest expense	4.1	3.7	(0.4)
Loss before income taxes	(5.0)	(8.0)	3.0

Income tax benefit	(1.3)	(2.0)	(0.7)
Net loss attributed to common shareholders	$(3.7)	$(6.0)	$2.3

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line item below	$20.1	$18.6	$(1.5)
Regulatory amortizations and other pass through expenses (1)	2.5	3.1	0.6
Total other operation and maintenance	$22.6	$21.7	$(0.9)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	16.0	15.2	0.8
Commercial and industrial	12.1	11.6	0.5
Total retail	28.1	26.8	1.3
Transportation	187.6	189.4	(1.8)
Total sales in therms	215.7	216.2	(0.5)

	Three Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
MERC
Heating (198 Normal)	88	123	(28.5)%

MGU
Heating (109 Normal)	48	93	(48.4)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

09/30/2024 Form 10-Q	58	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$53.0	$47.6	$5.4

Operating expenses
Cost of natural gas sold	(16.9)	(13.1)	(3.8)
Other operation and maintenance (1)	(14.5)	(14.3)	(0.2)
Depreciation and amortization	(12.0)	(11.2)	(0.8)
Property and revenue taxes	(2.6)	(6.3)	3.7
Gross margin (GAAP)	7.0	2.7	4.3

Other operation and maintenance (1)	14.5	14.3	0.2
Depreciation and amortization	12.0	11.2	0.8
Property and revenue taxes	2.6	6.3	(3.7)
Utility margin (non-GAAP)	$36.1	$34.5	$1.6

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) increased $4.3 million during the third quarter of 2024, compared with the same quarter in 2023, and utility margin (non-GAAP) increased $1.6 million during the third quarter of 2024, compared with the same quarter in 2023. Both measures were driven by:

•A $3.1 million increase related to higher sales volumes, driven by higher retail sales.

•A $0.6 million increase related to MGU's rate increase approved by the MPSC that was effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information.

Partially offsetting these increases in margins was a $1.8 million decrease related to the timing of MERC's interim rates and final rates, which were approved by the MPUC in November 2023. See Note 25, Regulatory Environment, for more information.

Additionally, the larger increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $3.7 million decrease in property and revenue taxes; partially offset by

•A $0.8 million increase in depreciation and amortization expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment decreased $2.0 million during the third quarter of 2024, compared with the same quarter in 2023. The significant factor impacting the decrease in operating expenses was a $3.7 million decrease in property and revenue taxes, driven by the resolution of a use tax audit at MGU. This decrease in other operating expenses was partially offset by:

•A $0.8 million increase in benefit costs, partially driven by higher costs related to stock-based compensation and deferred compensation.

•A $0.8 million increase in depreciation and amortization related to continued capital investment.

09/30/2024 Form 10-Q	59	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment increased $0.4 million during the third quarter of 2024, compared with the same quarter in 2023, driven by higher average short-term debt balances.

Income Tax Benefit

The income tax benefit at the other states segment decreased $0.7 million during the third quarter of 2024, compared with the same quarter in 2023, driven by lower pre-tax loss.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Equity in earnings of transmission affiliates	$46.7	$44.7	$2.0
Interest expense	4.8	5.0	0.2
Income before income taxes	41.9	39.7	2.2

Income tax expense	10.2	10.0	(0.2)
Net income attributed to common shareholders	$31.7	$29.7	$2.0

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $2.0 million during the third quarter of 2024, compared with the same quarter in 2023. This increase was primarily due to continued capital investment by ATC.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating income	$90.4	$84.8	$5.6

Other income, net	0.2	—	0.2
Interest expense	23.4	24.8	1.4
Income before income taxes	67.2	60.0	7.2

Income tax benefit	(16.0)	(6.7)	9.3
Net loss attributed to noncontrolling interests	1.8	0.7	1.1
Net income attributed to common shareholders	$85.0	$67.4	$17.6

Operating Income

Operating income at the non-utility energy infrastructure segment increased $5.6 million during the third quarter of 2024, compared with the same quarter in 2023, which was primarily due to a $3.6 million positive impact from We Power due to continued capital investment.

In addition, WECI had a positive impact of $1.8 million driven by these items:

•A $9.2 million positive impact in 2024 related to the receipt of performance payments.

•A $1.8 million increase in PPA revenue resulting from increased generation driven by higher wind speeds.

These increases in operating income were partially offset by:

•A $5.3 million decrease in revenue related to transmission congestion that reduced energy market prices.

09/30/2024 Form 10-Q	60	WEC Energy Group, Inc.

•A $3.3 million increase in operation and maintenance expenses due primarily to equipment failures at several of our renewable generation facilities.

•Recognition of $1.9 million in revenue related to Blooming Grove in 2023 for a capacity payment received from PJM Interconnection that was associated with a December 2022 cold weather event. The capacity payment was subject to a FERC complaint, so we recognized this as revenue in 2023 when FERC issued an order denying that complaint.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $1.4 million during the third quarter of 2024, compared with the same quarter in 2023, primarily due to a lower principal balance, as a result of the semi-annual principal payments on long-term debt.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $9.3 million during the third quarter of 2024, compared with the same quarter in 2023, due to an increase in PTCs that was related to the IRS approved PTC rate increase and higher production volumes, partially offset by higher pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2024	2023	B (W)
Operating loss	$(2.4)	$(6.6)	$4.2

Other income, net	13.7	10.9	2.8
Interest expense	79.0	66.3	(12.7)
Loss before income taxes	(67.7)	(62.0)	(5.7)

Income tax benefit	(5.6)	(19.1)	(13.5)
Net loss attributed to common shareholders	$(62.1)	$(42.9)	$(19.2)

Operating Loss

The operating loss at the corporate and other segment decreased $4.2 million during the third quarter of 2024, compared with the same quarter in 2023. The lower operating loss was driven by a $4.2 million positive impact from WBS's allocation of its net credits from the non-service components of its net periodic pension and OPEB costs. These net credits are initially recorded in other income, net, but are allocated to our operating segments as an overhead cost, which is recorded through operating expenses. As a result, this positive impact is fully offset in the other income, net line item discussed below.

Other Income, Net

Other income, net at the corporate and other segment increased $2.8 million during the third quarter of 2024, compared with the same quarter in 2023. The significant factors impacting the increase in other income, net were:

•A $4.1 million increase due to $3.2 million of net gains from the investments held in the Integrys rabbi trust during the third quarter of 2024, compared with a $0.9 million net loss during the same quarter in 2023. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 15, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $1.9 million increase in interest income on cash balances.

These increases in other income, net were partially offset by a $4.2 million decrease driven by lower net credits from the non-service components of WBS's net periodic pension and OPEB costs. As discussed above, this negative impact was offset by lower operating

09/30/2024 Form 10-Q	61	WEC Energy Group, Inc.

expenses as these credits are allocated to our operating segments as an overhead cost. See Note 18, Employee Benefits, for more information on our benefit costs.

Interest Expense

Interest expense at the corporate and other segment increased $12.7 million during the third quarter of 2024, compared with the same quarter in 2023, due to the impact of long-term debt issuances by WEC Energy Group in September 2023 and May 2024. Partially offsetting these increases in interest expense were lower average short-term debt balances, the impact of Integrys' long-term debt redemption in August 2023, WEC Energy Group's long-term debt maturity in September 2023, WEC Energy Group's tender offer for its 2007 Junior Notes in January and February 2024, and WEC Energy Group's repurchase of $19.0 million of its 2007 Junior Notes in May 2024. See Note 11, Long-Term Debt, for more information.

Income Tax Benefit

The income tax benefit at the corporate and other segment decreased $13.5 million during the third quarter of 2024, compared with the same quarter in 2023. This decrease was driven by a $16.9 million increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the third quarter of 2024, compared with the same quarter in 2023, partially offset by a higher pre-tax loss.

NINE MONTHS ENDED SEPTEMBER 30, 2024

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2024 with the nine months ended September 30, 2023, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2024	2023	B (W)
Wisconsin	$636.3	$685.9	$(49.6)
Illinois	164.6	167.9	(3.3)
Other states	35.5	30.9	4.6
Electric transmission	93.2	88.1	5.1
Non-utility energy infrastructure	272.6	241.8	30.8
Corporate and other	(128.5)	(101.4)	(27.1)
Net income attributed to common shareholders	$1,073.7	$1,113.2	$(39.5)

Diluted Earnings Per Share	$3.40	$3.52	$(0.12)

Earnings decreased $39.5 million during the nine months ended September 30, 2024, compared with the same period in 2023. The significant factors impacting the $39.5 million decrease in earnings were:

•A $49.6 million decrease in net income attributed to common shareholders at the Wisconsin segment, driven by higher operating expenses; an increase in interest expense on both short-term and long-term debt; and a decrease in margins due to lower sales volumes, driven by the impact of unfavorable weather. An increase in depreciation and amortization expense, lower gains on the sale of land, and higher distribution expenses all contributed to the increase in operating expenses. These decreases in earnings were partially offset by a positive period-over-period impact from collections of fuel and purchased power costs and the impact of the Wisconsin rate case re-openers approved by the PSCW, effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information.

•A $27.1 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by higher interest expense and a negative impact from an increase in an interim income tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. These negative impacts were partially offset by higher interest income and an increase in earnings from our equity method investments in technology and energy-focused investment funds.

09/30/2024 Form 10-Q	62	WEC Energy Group, Inc.

These decreases in earnings were partially offset by a $30.8 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs from our non-utility renewable generating facilities in 2024, a positive impact from We Power due to continued capital investment, and higher operating income at WECI.

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

Non-GAAP Financial Measures

The discussions below address the contribution of each of our utility segments to net income attributed to common shareholders. The discussions include financial information prepared in accordance with GAAP, as well as utility margin, which is not a measure of financial performance under GAAP. Utility margin (operating revenues less fuel and purchased power costs and cost of natural gas sold) is a non-GAAP financial measure because it excludes certain operation and maintenance expenses applicable to revenues, as well as depreciation and amortization and property and revenue taxes.

We believe that utility margin provides a useful basis for evaluating utility operations since the majority of prudently incurred fuel and purchased power costs, as well as prudently incurred natural gas costs, are passed through to customers in current rates. As a result, management uses utility margin internally when assessing the operating performance of our utility segments as these measures exclude the majority of revenue fluctuations caused by changes in these expenses. Similarly, the presentation of utility margin herein is intended to provide supplemental information for investors regarding our operating performance.

Our utility margin may not be comparable to similar measures presented by other companies. Furthermore, this measure is not intended to replace gross margin as determined in accordance with GAAP as an indicator of operating performance. Each of our three utility segment discussions below include a table that provides the calculation of both gross margin as determined in accordance with GAAP and utility margin, as well as a reconciliation between the two measures.

09/30/2024 Form 10-Q	63	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $636.3 million during the nine months ended September 30, 2024, representing a $49.6 million, or 7.2%, decrease over the same period in 2023. The decrease in earnings was driven by higher operating expenses; an increase in interest expense on both short-term and long-term debt; and a decrease in margins due to lower sales volumes, driven by the impact of unfavorable weather. An increase in depreciation and amortization expense, lower gains on the sale of land, and higher distribution expenses all contributed to the increase in operating expenses. These decreases in earnings were partially offset by a positive period-over-period impact from collections of fuel and purchased power costs and the impact of the Wisconsin rate case re-openers approved by the PSCW, effective January 1, 2024. See Note 26, Regulatory Environment, in our 2023 Annual Report on Form 10-K for more information.

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$4,737.0	$5,042.8	$(305.8)

Operating expenses
Cost of sales (1)	1,560.3	1,935.3	375.0
Other operation and maintenance	1,182.6	1,119.7	(62.9)
Depreciation and amortization	685.3	632.9	(52.4)
Property and revenue taxes	125.0	134.7	9.7
Operating income	1,183.8	1,220.2	(36.4)

Other income, net	101.4	104.8	(3.4)
Interest expense	475.4	449.4	(26.0)
Income before income taxes	809.8	875.6	(65.8)

Income tax expense	172.6	188.8	16.2
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholders	$636.3	$685.9	$(49.6)

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line items below	$518.5	$457.0	$(61.5)
Transmission (1)	407.3	405.0	(2.3)
Regulatory amortizations and other pass through expenses (2)	160.2	153.5	(6.7)
We Power (3)	99.2	106.8	7.6
Earnings sharing mechanisms	(2.6)	(2.6)	—
Total other operation and maintenance	$1,182.6	$1,119.7	$(62.9)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2024 and 2023, $425.4 million and $391.5 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the nine months ended September 30, 2024 and 2023, $86.7 million and $89.1 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2024 Form 10-Q	64	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2024	2023	B (W)
Customer Class
Residential	8,442.8	8,394.6	48.2
Small commercial and industrial (1)	9,753.7	9,685.2	68.5
Large commercial and industrial (1)	9,026.5	9,080.0	(53.5)
Other	89.5	90.4	(0.9)
Total retail (1)	27,312.5	27,250.2	62.3
Wholesale	1,273.1	1,396.5	(123.4)
Resale	4,292.2	4,484.0	(191.8)
Total sales in MWh (1)	32,877.8	33,130.7	(252.9)
(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	649.0	702.9	(53.9)
Commercial and industrial	425.9	457.1	(31.2)
Total retail	1,074.9	1,160.0	(85.1)
Transportation	957.7	964.0	(6.3)
Total sales in therms	2,032.6	2,124.0	(91.4)

	Nine Months Ended September 30
	Degree Days
Weather	2024	2023	B (W)
WE and WG (1)
Heating (4,267 Normal)	3,360	3,623	(7.3)%
Cooling (775 Normal)	802	834	(3.8)%

WPS (2)
Heating (4,786 Normal)	3,852	4,337	(11.2)%
Cooling (547 Normal)	594	565	5.1%

UMERC (3)
Heating (5,479 Normal)	4,644	4,998	(7.1)%
Cooling (342 Normal)	317	296	7.1%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

09/30/2024 Form 10-Q	65	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Electric revenues	$3,766.7	$3,851.7	$(85.0)
Natural gas revenues	970.3	1,191.1	(220.8)
Operating revenues	4,737.0	5,042.8	(305.8)

Operating expenses
Fuel and purchased power	(1,115.4)	(1,258.0)	142.6
Cost of natural gas sold	(444.9)	(677.3)	232.4
Other operation and maintenance (1)	(850.8)	(842.3)	(8.5)
Depreciation and amortization	(685.3)	(632.9)	(52.4)
Property and revenue taxes	(125.0)	(134.7)	9.7
Gross margin (GAAP)	1,515.6	1,497.6	18.0

Other operation and maintenance (1)	850.8	842.3	8.5
Depreciation and amortization	685.3	632.9	52.4
Property and revenue taxes	125.0	134.7	(9.7)
Utility margin (non-GAAP)	$3,176.7	$3,107.5	$69.2

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include plant operating and maintenance expenses related to our generating units; costs associated with the We Power generating units; and transmission, distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Wisconsin segment increased $18.0 million during the nine months ended September 30, 2024, compared with the same period in 2023, and utility margin (non-GAAP) increased $69.2 million during the nine months ended September 30, 2024, compared with the same period in 2023. Both measures were driven by:

•A $37.3 million period-over-period positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

•A $33.4 million increase in margins related to the impact of the Wisconsin limited rate case re-openers approved by the PSCW, effective January 1, 2024.

These increases in margins were partially offset by a $7.4 million decrease in margins related to lower sales volumes, driven by the impact of unfavorable weather during the nine months ended September 30, 2024, compared with the same period in 2023. As measured by heating degree days, the nine months ended September 30, 2024 were 7.3% and 11.2% warmer than the same period in 2023 in the Milwaukee area and Green Bay area, respectively. As measured by cooling degree days, the nine months ended September 30, 2024 were 3.8% warmer than the same period in 2023 in the Milwaukee area.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $52.4 million increase in depreciation and amortization expense; and

•A $15.6 million increase in electric and natural gas distribution expenses.

These increases were partially offset by:

•A $9.7 million decrease in property and revenue taxes; and

09/30/2024 Form 10-Q	66	WEC Energy Group, Inc.

•A $7.6 million decrease in other operation and maintenance expense related to the We Power leases.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $105.6 million during the nine months ended September 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $52.4 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $22.1 million decrease in pre-tax gains on the sales of land, primarily related to the land sale at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

•A $15.6 million increase in electric and natural gas distribution expenses, primarily driven by storm restoration and higher costs to maintain the distribution systems during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $13.2 million increase in benefit costs, primarily driven by higher stock-based compensation and deferred compensation expense.

•A $7.7 million increase in expenses associated with legal claims.

•A $6.7 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by:

•A $9.7 million decrease in property and revenue taxes driven by a favorable adjustment related to a sales tax audit at WE.

•A $7.6 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

Other Income, Net

Other income, net at the Wisconsin segment decreased $3.4 million during the nine months ended September 30, 2024, compared with the same period in 2023, due in part to lower AFUDC-Equity driven by the WE and WG LNG facilities going into service in November 2023 and February 2024, respectively. Our continued capital investment in the Wisconsin segment partially offset the impact from the completion of these facilities.

Interest Expense

Interest expense at the Wisconsin segment increased $26.0 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by higher average short-term debt balances, higher average short-term debt interest rates, and the impact of WE's $350.0 million long-term debt issuance in May 2024 and $600.0 million long-term debt issuance in September 2024. See Note 11, Long-Term Debt, for more information.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $16.2 million during the nine months ended September 30, 2024, compared with the same period in 2023, primarily due to lower pre-tax income and higher PTCs.

09/30/2024 Form 10-Q	67	WEC Energy Group, Inc.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $164.6 million during the nine months ended September 30, 2024, representing a $3.3 million, or 2.0%, decrease over the same period in 2023. The decrease was driven by higher operating expenses, a $25.3 million pre-tax charge to income related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation, and an increase in interest expense. These decreases in earnings were partially offset by higher margins due to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. As base revenues are concentrated in the winter months (first and fourth quarters) when natural gas usage is highest, this rate design change drove a large increase in the first quarter 2024 margins.

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$1,116.4	$1,116.5	$(0.1)

Operating expenses
Cost of natural gas sold	254.3	316.5	62.2
Other operation and maintenance	336.1	305.5	(30.6)
Depreciation and amortization	191.1	176.3	(14.8)
Property and revenue taxes	41.9	27.8	(14.1)
Operating income	293.0	290.4	2.6

Other income, net	5.7	4.3	1.4
Interest expense	70.8	65.0	(5.8)
Income before income taxes	227.9	229.7	(1.8)

Income tax expense	63.3	61.8	(1.5)
Net income attributed to common shareholders	$164.6	$167.9	$(3.3)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in the line items below	$231.1	$231.3	$0.2
Riders (1)	90.9	74.4	(16.5)
Regulatory amortizations (1)	2.0	(0.2)	(2.2)
Impairment related to ICC disallowance (2)	12.1	—	(12.1)
Total other operation and maintenance	$336.1	$305.5	$(30.6)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

(2)See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 25, Regulatory Environment, for more information on the ICC disallowance.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	500.7	538.4	(37.7)
Commercial and industrial	195.8	214.0	(18.2)
Total retail	696.5	752.4	(55.9)
Transportation	493.3	524.5	(31.2)
Total sales in therms	1,189.8	1,276.9	(87.1)

09/30/2024 Form 10-Q	68	WEC Energy Group, Inc.

	Nine Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
Heating (3,859 Normal)	3,078	3,339	(7.8)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Illinois segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$1,116.4	$1,116.5	$(0.1)

Operating expenses
Cost of natural gas sold	(254.3)	(316.5)	62.2
Other operation and maintenance (1)	(167.4)	(152.9)	(14.5)
Depreciation and amortization	(191.1)	(176.3)	(14.8)
Property and revenue taxes	(41.9)	(27.8)	(14.1)
Gross margin (GAAP)	461.7	443.0	18.7

Other operation and maintenance (1)	167.4	152.9	14.5
Depreciation and amortization	191.1	176.3	14.8
Property and revenue taxes	41.9	27.8	14.1
Utility margin (non-GAAP)	$862.1	$800.0	$62.1

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment increased $18.7 million during the nine months ended September 30, 2024, compared with the same period in 2023, and utility margin (non-GAAP) increased $62.1 million during the nine months ended September 30, 2024, compared with the same period in 2023. Both measures were driven by:

•A $64.3 million increase in margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. PGL’s rate order includes the recovery of costs related to PGL’s SMP in base rates. Previously, these costs were being recovered under its QIP rider. As base revenues are concentrated in the winter months (first and fourth quarters) when natural gas usage is highest, this rate design change drove a large increase in margins during the first quarter of 2024.

•A $16.5 million increase in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

These increases in gross margin (GAAP) and utility margin (non-GAAP) were partially offset by a $12.9 million decrease in revenues driven by an ICC order received in August 2024 related to PGL's 2016 Rider QIP reconciliation prudency review, which requires refunds to ratepayers for amounts previously collected related to the disallowance of certain capital costs.

Additionally, the smaller increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $14.8 million increase in depreciation and amortization;

•A $14.1 million increase in property and revenue taxes;

•A $10.2 million increase in natural gas distribution and maintenance costs; and

09/30/2024 Form 10-Q	69	WEC Energy Group, Inc.

•A $5.0 million increase in customer service expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $43.0 million, net of the $16.5 million impact of the riders referenced in the table above, during the nine months ended September 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other operating expenses were:

•A $14.8 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $14.1 million increase in property and revenue taxes, driven by an increase in the invested capital tax. This increase was related to an increase in regulatory amortizations as approved in the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively.

•A $12.1 million impairment driven by an ICC order received in August 2024 related to the 2016 annual prudency review of PGL's 2016 Rider QIP, which included a disallowance of certain capital costs.

•A $10.2 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $5.0 million increase in customer service expense primarily due to higher metering costs.

•A $2.8 million increase in rate case related regulatory amortizations.

These increases in other operating expenses were partially offset by:

•An $11.1 million decrease in expenses driven by an ICC order received in May 2023 related to an annual prudency review of PGL's and NSG's UEA riders, which required refunds to ratepayers starting in September 2023. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 25, Regulatory Environment, for more information.

•A $10.5 million decrease in expenses associated with the favorable settlement of a legal claim during the nine months ended September 30, 2024.

Interest Expense

Interest expense at the Illinois segment increased $5.8 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by the impact of PGL and NSG issuing long-term debt in November 2023.

Income Tax Expense

Income tax expense at the Illinois segment increased $1.5 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by a $1.3 million decrease in the amortization of the federal excess protected deferred tax benefits from the Tax Legislation. See Note 14, Income Taxes, for more information.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $35.5 million during the nine months ended September 30, 2024, representing a $4.6 million, or 14.9%, increase over the same period in 2023. The increase was driven by higher margins due to MGU's rate increase approved by the MPSC that was effective January 1, 2024 and MERC's final rate increase approved by the MPUC in November 2023. Lower property and revenue taxes also contributed to the increase in earnings. These positive impacts were partially offset by higher depreciation and amortization expense.

09/30/2024 Form 10-Q	70	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$308.6	$379.5	$(70.9)

Operating expenses
Cost of natural gas sold	131.5	208.0	76.5
Other operation and maintenance	67.8	68.2	0.4
Depreciation and amortization	34.9	32.2	(2.7)
Property and revenue taxes	15.1	18.4	3.3
Operating income	59.3	52.7	6.6

Other income, net	0.3	0.7	(0.4)
Interest expense	12.1	12.0	(0.1)
Income before income taxes	47.5	41.4	6.1

Income tax expense	12.0	10.5	(1.5)
Net income attributed to common shareholders	$35.5	$30.9	$4.6

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operation and maintenance not included in line item below	$56.5	$53.5	$(3.0)
Regulatory amortizations and other pass through expenses (1)	11.3	14.7	3.4
Total other operation and maintenance	$67.8	$68.2	$0.4

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2024	2023	B (W)
Customer Class
Residential	189.2	204.4	(15.2)
Commercial and industrial	118.8	132.4	(13.6)
Total retail	308.0	336.8	(28.8)
Transportation	612.2	587.8	24.4
Total sales in therms	920.2	924.6	(4.4)

	Nine Months Ended September 30
	Degree Days
Weather (1)	2024	2023	B (W)
MERC
Heating (5,135 Normal)	4,267	4,882	(12.6)%

MGU
Heating (4,087 Normal)	3,259	3,579	(8.9)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

09/30/2024 Form 10-Q	71	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating revenues	$308.6	$379.5	$(70.9)

Operating expenses
Cost of natural gas sold	(131.5)	(208.0)	76.5
Other operation and maintenance (1)	(41.5)	(39.8)	(1.7)
Depreciation and amortization	(34.9)	(32.2)	(2.7)
Property and revenue taxes	(15.1)	(18.4)	3.3
Gross margin (GAAP)	85.6	81.1	4.5

Other operation and maintenance (1)	41.5	39.8	1.7
Depreciation and amortization	34.9	32.2	2.7
Property and revenue taxes	15.1	18.4	(3.3)
Utility margin (non-GAAP)	$177.1	$171.5	$5.6

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) increased $4.5 million during the nine months ended September 30, 2024, compared with the same period in 2023 and utility margin (non-GAAP) increased $5.6 million during the nine months ended September 30, 2024, compared with the same period in 2023. Both measures were driven by:

•A $6.6 million increase related to MGU's rate increase approved by the MPSC that was effective January 1, 2024.

•A $1.5 million increase related to MERC's final rate increase approved by the MPUC in November 2023.

These increases were partially offset by a $1.2 million decrease related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Additionally, the lower increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $2.7 million increase in depreciation and amortization expense; and

•A $1.7 million increase in natural gas operations and customer service expense; partially offset by

•A $3.3 million decrease in property and revenue taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment decreased $1.0 million during the nine months ended September 30, 2024, compared with the same period in 2023. The significant factors impacting the decrease in operating expenses were:

•A $3.3 million decrease in property and revenue taxes, driven by the resolution of a use tax audit at MGU.

•A $3.0 million decrease in bad debt expense, driven by improvements in MERC's and MGU's loss rates.

09/30/2024 Form 10-Q	72	WEC Energy Group, Inc.

•A $1.2 million decrease in operation and maintenance expense related to MERC's CIP program, which has an offsetting decrease in margins.

These decreases in other operating expenses were partially offset by:

•A $2.7 million increase in depreciation and amortization expense related to continued capital investment.

•A $1.7 million increase in natural gas operations and customer service expense, driven by the timing of various operation and maintenance projects, primarily at MERC.

•A $1.1 million increase in benefit costs, partially driven by higher costs related to stock-based compensation and deferred compensation.

Income Tax Expense

Income tax expense at the other states segment increased $1.5 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by higher pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Equity in earnings of transmission affiliates	$138.3	$132.1	$6.2
Interest expense	14.5	14.6	0.1
Income before income taxes	123.8	117.5	6.3

Income tax expense	30.6	29.4	(1.2)
Net income attributed to common shareholders	$93.2	$88.1	$5.1

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $6.2 million during the nine months ended September 30, 2024, compared with the same period in 2023. This increase was primarily due to continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment increased $1.2 million during the nine months ended September 30, 2024, compared with the same period in 2023, primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating income	$280.8	$266.5	$14.3

Other income, net	0.4	—	0.4
Interest expense	71.6	69.8	(1.8)
Income before income taxes	209.6	196.7	12.9

Income tax benefit	(59.6)	(44.2)	15.4
Net loss attributed to noncontrolling interests	3.4	0.9	2.5
Net income attributed to common shareholders	$272.6	$241.8	$30.8

09/30/2024 Form 10-Q	73	WEC Energy Group, Inc.

Operating Income

Operating income at the non-utility energy infrastructure segment increased $14.3 million during the nine months ended September 30, 2024, compared with the same period in 2023, which was primarily due to a $9.7 million positive impact from We Power due to continued capital investment.

In addition, WECI had a positive impact of $4.2 million driven by these items:

•A $24.4 million positive impact in 2024 related to the receipt of performance payments.

•A $12.9 million increase in PPA revenue resulting from increased generation driven by higher wind speeds and lower energy curtailments.

These increases in operating income were partially offset by:

•An $11.3 million increase in operation and maintenance expenses due primarily to equipment failures at several of our renewable generation facilities.

•A $7.9 million negative impact due to transmission congestion that reduced energy market prices.

•Recognition of $6.4 million in revenue related to Blooming Grove in 2023 for a capacity payment received from PJM Interconnection that was associated with a December 2022 cold weather event. The capacity payment was subject to a FERC complaint, so we recognized this as revenue in 2023 when FERC issued an order denying that complaint.

•A $4.6 million decrease due to lower amounts recognized for REC sales in 2024 at Blooming Grove driven by lower contracted REC prices overall, as well as timing of REC contract execution.

•A net $2.9 million negative impact on operating income due to higher depreciation in 2024, partially offset by an increase in amortization of intangible revenue contract liabilities from Sapphire Sky, a wind facility acquired in February 2023 and Samson I, a solar facility acquired in February 2023.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $1.8 million during the nine months ended September 30, 2024, compared with the same period in 2023, primarily due to a $5.4 million increase in intercompany interest expense due to WECI’s issuance of a $430.0 million long-term intercompany note payable to WEC Energy Group in April 2023. This intercompany interest expense is offset by higher intercompany interest income at the corporate and other segment. Partially offsetting this increase, was lower interest expense due to a lower principal balance, as a result of the semi-annual principal payments on long-term debt.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $15.4 million during the nine months ended September 30, 2024, compared with the same period in 2023. The increase was primarily due to an increase in PTCs that was related to the IRS approved PTC rate increase and higher production volumes, partially offset by higher pre-tax earnings.

09/30/2024 Form 10-Q	74	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2024	2023	B (W)
Operating loss	$(6.1)	$(16.1)	$10.0

Other income, net	41.7	35.3	6.4
Interest expense	222.1	183.9	(38.2)
Loss before income taxes	(186.5)	(164.7)	(21.8)

Income tax benefit	(58.0)	(63.3)	(5.3)
Net loss attributed to common shareholders	$(128.5)	$(101.4)	$(27.1)

Operating Loss

The operating loss at the corporate and other segment decreased $10.0 million during the nine months ended September 30, 2024, compared with the same period in 2023. The lower operating loss was driven by a $12.6 million positive impact from WBS's allocation of its net credits from the non-service components of its net periodic pension and OPEB costs. These net credits are initially recorded in other income, net, but are allocated to our operating segments as an overhead cost, which is recorded through operating expenses. As a result, this positive impact is fully offset in the other income, net line item discussed below. This positive impact was partially offset by a $1.7 million period-over-period decrease in gains on the sale of land and other assets at Wispark.

Other Income, Net

Other income, net at the corporate and other segment increased $6.4 million during the nine months ended September 30, 2024, compared with the same period in 2023. The significant factors impacting the increase in other income, net were:

•A $9.5 million increase in interest income, driven by a $5.4 million increase in intercompany interest income from WECI due to its issuance of a $430.0 million long-term intercompany note to WEC Energy Group in April 2023. This intercompany interest income is offset by higher intercompany interest expense at our non-utility energy infrastructure segment. Higher interest income on cash balances of $2.7 million also contributed to the increase.

•A $6.7 million period-over-period increase due to net earnings of $3.5 million from our equity method investments in technology and energy-focused investment funds during the nine months ended September 30, 2024, compared with net losses of $3.2 million during the same period in 2023.

•A $2.6 million increase in the net gains from the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments.

These increases in other income, net were partially offset by a $12.6 million decrease driven by lower net credits from the non-service components of WBS's net periodic pension and OPEB costs. As discussed above, this negative impact was offset by lower operating expenses as these credits are allocated to our operating segments as an overhead cost.

Interest Expense

Interest expense at the corporate and other segment increased $38.2 million during the nine months ended September 30, 2024, compared with the same period in 2023, due to the impact of long-term debt issuances by WEC Energy Group in April and September 2023 and May 2024, higher average short-term debt balances, and increased average short-term debt interest rates. Partially offsetting these increases in interest expense was the impact of Integrys' long-term debt redemption in August 2023, WEC Energy Group's long-term debt maturity in September 2023, WEC Energy Group's tender offer for its 2007 Junior Notes in January and February 2024, and WEC Energy Group's repurchase of $19.0 million of its 2007 Junior Notes in May 2024.

09/30/2024 Form 10-Q	75	WEC Energy Group, Inc.

Income Tax Benefit

The income tax benefit at the corporate and other segment decreased $5.3 million during the nine months ended September 30, 2024, compared with the same period in 2023. This decrease was driven by a $13.6 million increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, partially offset by a higher pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$2,630.0	$2,538.4	$91.6
Investing activities	(2,053.2)	(2,771.7)	718.5
Financing activities	(381.0)	192.5	(573.5)

Operating Activities

Net cash provided by operating activities increased $91.6 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•A $230.4 million increase in cash related to $214.6 million of cash received for income taxes during the nine months ended September 30, 2024, compared with $15.8 million of cash paid for income taxes during the same period in 2023. The increase in cash received for income taxes was driven by proceeds received during the nine months ended September 30, 2024, related to 2023 and 2024 PTCs that were sold to third parties.

•A $146.5 million increase in cash driven by lower amounts of collateral paid to counterparties during the nine months ended September 30, 2024, compared with same period in 2023, as well as lower realized losses on derivative instruments recognized during the nine months ended September 30, 2024, compared with the same period in 2023.

These increases in net cash provided by operating activities were partially offset by:

•A $188.5 million decrease in cash from lower overall collections from customers during the nine months ended September 30, 2024, compared with the same period in 2023. This decrease was driven by a lower per-unit cost of natural gas and lower sales volumes from unfavorable weather during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $100.2 million decrease in cash from higher payments for interest, driven by long-term debt issuances at higher interest rates during 2023 and 2024, higher average short-term debt balances, and increased average short-term debt interest rates during the nine months ended September 30, 2024, compared with the same period in 2023.

09/30/2024 Form 10-Q	76	WEC Energy Group, Inc.

Investing Activities

Net cash used in investing activities decreased $718.5 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

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

•An $18.8 million decrease in cash paid for ATC's construction costs during the nine months ended September 30, 2024, compared with the same period in 2023. These construction costs are reimbursable by ATC. See Note 20, Investment in Transmission Affiliates, for more information.

These decreases in net cash used in investing activities were partially offset by:

•A $205.2 million increase in cash paid for capital expenditures during the nine months ended September 30, 2024, which is discussed in more detail below.

•A $29.2 million decrease in proceeds received from the sale of assets during the nine months ended September 30, 2024, compared with the same period in 2023, driven by the sale of land at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Disposition, for more information.

For more information on our acquisitions, see Note 2, Acquisitions.

Capital Expenditures

Capital expenditures by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2024	2023	Change in 2024 Over 2023
Wisconsin	$1,546.6	$1,263.5	$283.1
Illinois	256.2	343.4	(87.2)
Other states	82.2	71.4	10.8
Non-utility energy infrastructure	33.7	33.9	(0.2)
Corporate and other	16.0	17.3	(1.3)
Total capital expenditures	$1,934.7	$1,729.5	$205.2

The increase in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2024, compared with the same period in 2023, was driven by higher payments for WE's electric distribution system, increased capital expenditures for renewable energy projects at WE, WPS, and UMERC, increased capital expenditures for combustion turbines at OCPP, as well as increased capital expenditures for a project to consolidate our electric utility operations technology. These increases in capital expenditures were partially offset by decreased payments for natural gas-fired generation that was constructed at WPS's existing Weston power plant site and construction of WE's and WG's LNG facilities which were completed in November 2023 and February 2024, respectively.

The decrease in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2024, compared with the same period in 2023, was driven by lower payments related to PGL's natural gas distribution system, including SMP. For more information on the factors contributing to this decrease, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Future Illinois Proceedings.

The increase in cash paid for capital expenditures at the Other States segment during the nine months ended September 30, 2024, compared with the same period in 2023, was driven by increased payments for MGU's natural gas distribution system.

09/30/2024 Form 10-Q	77	WEC Energy Group, Inc.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities decreased $573.5 million during the nine months ended September 30, 2024, compared with the same period in 2023, driven by:

•A $1,326.6 million decrease in cash due to higher net repayments of commercial paper during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $53.1 million decrease in cash due to higher dividends paid on our common stock during the nine months ended September 30, 2024, compared with the same period in 2023. In January 2024, our Board of Directors increased our quarterly dividend by $0.055 per share (7.1%) effective with the March 2024 dividend payment.

•The purchase of an additional 10% ownership interest in Samson I in January 2024 for $28.1 million.

These decreases in cash were partially offset by:

•A $622.4 million increase in cash due to higher issuances of long-term debt during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $158.5 million increase in cash due to lower retirements of long-term debt during the nine months ended September 30, 2024, compared with the same period in 2023.

•A $51.0 million increase in cash due to the issuance of common stock during the nine months ended September 30, 2024. We did not issue any common stock during the nine months ended September 30, 2023. See Note 9, Common Equity, for more information.

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

09/30/2024 Form 10-Q	78	WEC Energy Group, Inc.

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

(in millions)	2024 (1)	2025	2026
Wisconsin	$2,692.6	$4,202.4	$4,410.7
Illinois	353.4	373.7	404.8
Other states	119.5	106.5	121.4
Non-utility energy infrastructure	953.7	437.6	23.1
Corporate and other	26.2	17.9	10.2
Total	$4,145.4	$5,138.1	$4,970.2

(1)This includes actual capital expenditures incurred through September 30, 2024, as well as estimated capital expenditures for the remainder of the year.

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

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MWs of solar generation and 68 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $567 million, with construction of the solar portion and battery storage expected to be completed in 2025 and 2026, respectively.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $930 million, with construction of the solar portion and battery storage expected to be completed in 2026 and 2027, respectively.

•In May 2024, WE completed the acquisition of an additional 100 MWs of capacity in West Riverside, a combined cycle natural gas plant operated by an unaffiliated utility in Rock County, Wisconsin, for $97.9 million.

•WE and WPS plan to enhance fuel flexibility at the coal-fired ERGS units and Weston Unit 4.

•In February 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $883 million, with construction of the solar portion and battery storage expected to be completed in 2027.

09/30/2024 Form 10-Q	79	WEC Energy Group, Inc.

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

•In April 2024, WE filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the OCPP site. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $200 million.

•In April 2024, WE filed a request with the PSCW to construct an LNG facility which would be located on the OCPP site. If approved, the facility would have a storage capacity of two Bcf and the cost of this project is estimated to be approximately $456 million.

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, WE and WPS will collectively own 135 MWs of solar generation and WE will own 50 MWs of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $409 million, with construction expected to be completed in 2028.

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire Saratoga, a utility-scale solar-powered electric generating facility with a battery energy storage system and Ursa, a utility-scale solar-powered electric generating facility. If approved, Saratoga will be located in Wood County, Wisconsin and Ursa will be located in Columbia County, Wisconsin. Once fully constructed, WE and WPS will collectively own 135 MWs of solar generation and 45 MWs of battery storage of Saratoga and 180 MWs of solar generation of Ursa. If approved, WE and WPS's combined share of the cost of Ursa is estimated to be approximately $406 million, with construction expected to be completed in 2027. If approved, WE and WPS's combined share of the cost of Saratoga is estimated to be approximately $406 million, with construction expected to be completed in 2028.

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow will be located in Iowa and Grant counties, Wisconsin and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, WE and WPS will collectively own 100 MWs of wind generation of Badger Hollow and 60 MWs of wind generation of Whitetail. If approved, WE and WPS's combined share of the cost of Badger Hollow is estimated to be $320 million, with construction expected to be completed in 2027. If approved, WE and WPS's combined share of the cost of Whitetail is estimated to be approximately $200 million, with construction expected to be completed in 2027.

•In October 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct Good Oak and Gristmill, two utility-scale solar electric generating facilities. If approved, both Good Oak and Gristmill will be located in Columbia County, Wisconsin. Once fully constructed, WE and WPS will collectively own 88 MWs of solar generation of Good Oak and 60 MWs of solar generation of Gristmill. If approved, WE and WPS's combined share of the cost of Good Oak is estimated to be $194 million and the cost of Gristmill is estimated to be approximately $130 million, with construction for both projects expected to be completed in 2028.

The construction of additional LNG facilities in Wisconsin has been proposed as part of the 2025-2029 capital plan and would provide another approximately four Bcf of natural gas supply. The facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

09/30/2024 Form 10-Q	80	WEC Energy Group, Inc.

In August 2023, the DOC issued a ruling in its investigation into whether new tariffs should be imposed on solar panels and cells imported from four southeast Asian countries. In response to a new petition in April 2024, the DOC and USITC are conducting additional investigations into the solar panels and cells from the same four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaint and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the DOC ruling and related USITC investigation, and CBP actions, related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

During 2023, PGL continued work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure. In November 2023, the ICC ordered PGL to pause spending on the SMP until the ICC has a proceeding to determine the optimal method of pipeline replacement and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last twelve months. For more information, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Future Illinois Proceedings. The ICC granted PGL a limited-scope rehearing, which focused exclusively on the authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of PGL's delivery system. On May 30, 2024, the ICC issued a written order on the rehearing that approved $28.5 million of additional spending for emergency work. See Note 25, Regulatory Environment, for more information on the SMP.

The non-utility energy infrastructure line item in the table above includes WECI's investment in Maple Flats, Delilah I, Hardin III, and the purchase of an additional 10% ownership interest in Samson I. See Note 2, Acquisitions, for more information on these projects.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $315 million from 2024 through 2026. We do not expect to make any contributions to ATC Holdco during that period. WEC's portion of the investment in MISO Tranche 1 is estimated to be approximately $580 million between 2025 and 2029. Tranche 1 is part of MISO's Long Range Transmission Planning initiative to upgrade the grid so that it can reliably accommodate for the shift in generation to lower-carbon resources.

Long-Term Debt

See Note 11, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2024.

Common Stock Dividends

Our current quarterly dividend rate is $0.835 per share, which equates to an annual dividend of $3.34 per share. For information related to our most recent common stock dividend declared, see Note 9, Common Equity.

Other Significant Cash Requirements

See Note 23, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2024.

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

09/30/2024 Form 10-Q	81	WEC Energy Group, Inc.

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

At September 30, 2024, our current liabilities exceeded our current assets by $1,390.2 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity of $2,705.3 million under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

09/30/2024 Form 10-Q	82	WEC Energy Group, Inc.

Capitalization Structure

The following table shows our capitalization structure as of September 30, 2024, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2007 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$12,082.0	$12,261.4
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	18,712.9	18,533.5
Short-term debt	597.0	597.0
Total capitalization	$31,422.3	$31,422.3

Total debt	$19,309.9	$19,130.5

Ratio of debt to total capitalization	61.5%	60.9%

Included in long-term debt on our balance sheet as of September 30, 2024, is $358.9 million principal amount of the 2007 Junior Notes. The adjusted presentation attributes $179.4 million of the 2007 Junior Notes to common shareholders' equity and $179.5 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At September 30, 2024, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2023 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at September 30, 2024, it could have been required to post $103 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

09/30/2024 Form 10-Q	83	WEC Energy Group, Inc.

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

As of September 30, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2023, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Qualifying Infrastructure Plant Rider

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. On August 14, 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL recorded a pre-tax charge to income of $25.3 million during the third quarter of 2024 related to the disallowance and the previously recognized return on these investments. On October 25 2024, PGL filed a petition with the Illinois Appellate Court for review of the ICC's August 14, 2024 order.

In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2017 through 2022, is still pending. The aggregate capital costs included in the QIP rider during the open reconciliation years, which include 2017 through 2023, are approximately $2,058 million. As of September 30, 2024, there can be no assurance that all of these costs, along with any previously recognized return on these investments, will be deemed recoverable by the ICC. Further disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

09/30/2024 Form 10-Q	84	WEC Energy Group, Inc.

Illinois Proceedings

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its SMP until the ICC completes a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. The ICC initiated the proceeding on January 31, 2024, and the proceeding is expected to last 12 months.

On March 7, 2024, the ICC initiated a statewide "Future of Gas" proceeding. The goal of this proceeding is to explore the issues involved with decarbonization of the gas distribution system in Illinois and recommend any future ICC action or legislative changes needed. It includes the formal exploration and consideration of the role of natural gas in the future, including in the context of the state’s environmental and energy policy goals. The proceeding includes a broad range of stakeholders, including Illinois utilities and other interested parties. The “Future of Gas” proceeding is expected to be completed in 2026.

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

Petition Before PSCW Regarding Third-Party Financed Distributed Energy Resources

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

In December 2022, the PSCW granted the petitioner’s request for a declaratory ruling in part, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law. The ruling was limited to the facts and circumstances of the specific project lease presented in that petition. The PSCW declined to issue the petitioner’s request for a broader declaratory ruling that the petitioner would not be regulated as a "public utility". Upon appeal, in April 2024, the Dane County Circuit Court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. In June 2024 the PSCW issued an order to reopen the docket to consider modifications based upon the circuit court’s remand. On October 3, 2024, the PSCW issued an order declining to issue any declaratory ruling because the project lease originally at issue was no longer going forward. At this time we do not expect any material impact on our business operations.

09/30/2024 Form 10-Q	85	WEC Energy Group, Inc.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers were able to provide the CBP sufficient documentation to meet WRO and UFLPA compliance requirements, and we expect the same will be true for subsequent projects, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of solar projects included in our long-term capital plan.

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four Southeast Asian countries noted above. Duties began to be applied to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia after expiration of the Biden Administration’s 24-month tariff moratorium on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

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

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four Southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC began an investigation and, on October 1, 2024 announced a preliminary affirmative determination in its CVD investigation and set preliminary duties on imports from the four southeast Asian countries. Its AD investigation is proceeding and a preliminary determination is scheduled for late 2024. If the DOC and USITC make final affirmative determinations in their investigations, the DOC may impose enhanced duties, including retroactive duties in certain circumstances. Final determinations are scheduled for early 2025.

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

09/30/2024 Form 10-Q	86	WEC Energy Group, Inc.

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

•September 2016 FERC Order – On September 28, 2016, the FERC issued an order reducing the base ROE for MISO transmission owners to 10.32% for the period covered by the first complaint, November 12, 2013 through February 11, 2015 and September 28, 2016 going forward.

•November 2019 FERC Order – On November 21, 2019, the FERC issued another order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. In this order, the FERC expanded its base ROE methodology to include the capital-asset pricing model in addition to the discounted cash flow model to better reflect how investors make their investment decisions. The FERC also rejected the use of the risk premium model as part of its base ROE methodology in this order. The FERC's modified methodology further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88% for the period covered by the first complaint. In response to this FERC decision, requests for the FERC to rehear the November 2019 Order in its entirety were filed by various parties.

09/30/2024 Form 10-Q	87	WEC Energy Group, Inc.

•May 2020 FERC Order – On May 21, 2020, the FERC issued an order that granted in part and denied in part the requests to rehear the November 2019 Order. In this May 2020 Order, the FERC made additional revisions to its base ROE methodology, including reinstating the use of the risk premium model. The additional revisions made by the FERC increased the base ROE for all MISO transmission owners, including ATC, from the 9.88% authorized in the November 2019 Order to 10.02% for the period covered by the first complaint. Various parties then filed requests to rehear certain parts of the May 2020 Order with the FERC.

•November 2020 FERC Order – In response to the rehearing requests filed concerning certain parts of the May 2020 Order, the FERC issued an order in November 2020 that confirmed the ROE previously authorized in its May 2020 Order.

•Refunds for FERC Orders Issued Prior to October 2024 – Due to the base ROE changes resulting from the FERC orders issued prior to October 2024, ATC was required to provide refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through November 19, 2020. In January 2022, ATC completed providing WE, WPS, and UMERC with the net refunds related to the transmission costs they paid during these periods. The refunds were applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

•August 2022 D.C. Circuit Court of Appeals Opinion – Since several petitions for review were filed with the D.C. Circuit Court of Appeals concerning this ROE complaint, the D.C. Circuit Court of Appeals issued an opinion on August 9, 2022, addressing these petitions. In its August 2022 Opinion, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. As a result, ATC had reflected a reserve for potential refunds based on a 9.88% base ROE.

•October 2024 FERC Order – In response to the August 2022 D.C. Circuit Court of Appeals Opinion, the FERC issued an order on October 17, 2024. The FERC’s October 2024 Order removed the risk premium model from the base ROE methodology and required MISO transmission owners, including ATC, to adopt a 9.98% base ROE for the period covered by the first complaint.

•Refunds for FERC Order Issued in October 2024 – Prior to the October 2024 FERC order, the base ROE for MISO transmission owners was 10.02% based on the November 2020 FERC order. Since the October 2024 FERC order changed the base ROE to 9.98%, ATC will be providing additional refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through October 17, 2024. Therefore, ATC is expected to provide WE, WPS, and UMERC with refunds related to the transmission costs they paid during these two refund periods. The refunds will be applied to WE’s and WPS’s PSCW-approved escrow accounting for transmission expense.

Due to the change between the 9.88% base ROE originally reflected in its reserve and the 9.98% base ROE authorized in the October 2024 FERC Order, ATC will reduce its refund liability. We expect this to increase our pre-tax equity earnings by approximately $19 million to $20 million. We are still in the process of reviewing the October 2024 FERC order for any additional impacts to us.

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

09/30/2024 Form 10-Q	88	WEC Energy Group, Inc.

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

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during the three and nine months ended September 30, 2024 and 2023, as measured by degree days, can be found in Results of Operations.

Our utility operations (primarily our electric utility operations) and the operations of WECI, can be negatively impacted from storms. High wind conditions, lightning, hail, and flooding from these storms can result in downed wires and poles, as well as damage to wind and solar generation facilities and other operating equipment. This can result in us incurring significant restoration costs at our utilities and at WECI, including lost revenue to customers. Our utilities' rates include a fixed amount for expected storm restoration costs. To the extent actual storm restoration costs are above what is included in these rates, earnings at our utility operations are negatively impacted and it becomes more difficult to achieve our authorized ROEs. Similarly, restoration costs and lost revenue from storms negatively impacts operations and earnings at our non-utility WECI renewable generation facilities.

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2023 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2024. No impairments were recorded as a result of these tests. For all of our reporting units, the fair values calculated in step one of the test were greater than their carrying values. The fair values for the reporting units were calculated using a combination of the income approach and the market approach.

09/30/2024 Form 10-Q	89	WEC Energy Group, Inc.

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

For all of our reporting units that carried a goodwill balance at July 1, 2024, the fair value exceeded its carrying value by over 50%. Based on these results, our reporting units are not at risk of failing step one of the goodwill impairment test.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2024 Form 10-Q	90	WEC Energy Group, Inc.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2024 Form 10-Q	91	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 22 of Wisconsin Electric Power Company, effective as of September 9, 2024, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric Power Company's Form 8-K filed September 13, 2024.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2024 Form 10-Q	92	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	November 1, 2024	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2024 Form 10-Q	93	WEC Energy Group, Inc.