Form 10-K
period 2024-12-31
WEC ENERGY GROUP, INC.
filed 2025-02-21
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐    No ☒

The aggregate market value of the common stock of WEC Energy Group, Inc. held by non-affiliates was $24.8 billion based upon the reported closing price of such securities as of June 30, 2024.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (January 31, 2025):

Common Stock, $.01 par value, 317,752,123 shares outstanding

Documents incorporated by reference:

Portions of WEC Energy Group, Inc.'s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders, to be held on May 8, 2025, are incorporated by reference into Part III hereof.

WEC ENERGY GROUP, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2024

2024 Form 10-K	i	WEC Energy Group, Inc.

2024 Form 10-K	ii	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
ATC Holding	ATC Holding LLC
Bishop Hill III	Bishop Hill Energy III LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Bluewater Gas Storage	Bluewater Gas Storage, LLC
Coyote Ridge	Coyote Ridge Wind, LLC
Delilah I	Delilah Solar Energy LLC
Hardin III	Hardin Solar III Energy Center LLC
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
Maple Flats	Maple Flats Solar Energy Center LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PDL	WPS Power Development, LLC
PELLC	Peoples Energy, LLC
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Sapphire Sky	Sapphire Sky Wind Energy LLC
Tatanka Ridge	Tatanka Ridge Wind, LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
Upstream	Upstream Wind Energy LLC
WBS	WEC Business Services LLC
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECC	Wisconsin Energy Capital Corporation
WECI	WEC Infrastructure LLC
WECI Energy Holding III	WEC Infrastructure Energy Holding III LLC
WECI Wind Holding I	WEC Infrastructure Wind Holding I LLC
WECI Wind Holding II	WEC Infrastructure Wind Holding II LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
Wispark	Wispark LLC
Wisvest	Wisvest LLC
WPS	Wisconsin Public Service Corporation
WRPC	Wisconsin River Power Company

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
DOE	United States Department of Energy
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
PSCW	Public Service Commission of Wisconsin

2024 Form 10-K	iii	WEC Energy Group, Inc.

SEC	Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CWIP	Construction Work in Progress
FASB	Financial Accounting Standards Board
GAAP	Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
Act 141	2005 Wisconsin Act 141
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act
CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residual
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PCB	Polychlorinated Biphenyl
PM	Particulate Matter
SO2	Sulfur Dioxide
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MDth	One Thousand Dekatherms
MW	Megawatt
MWh	Megawatt-hour
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2007 Junior Notes	WEC Energy Group, Inc.'s 2007 Junior Subordinated Notes Due 2067
2024A Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2024B Junior Notes	WEC Energy Group, Inc.'s Series 2024B 6.74% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2027 Notes	WEC Energy Group, Inc. 4.375% Convertible Senior Notes Due 2027
2029 Notes	WEC Energy Group, Inc. 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AI	Artificial Intelligence

2024 Form 10-K	iv	WEC Energy Group, Inc.

AMI	Advanced Metering Infrastructure
AOC	Audit and Oversight Committee of the Board of Directors
ARR	Auction Revenue Right
Badger Hollow I	Badger Hollow Solar Park I
Badger Hollow II	Badger Hollow Solar Park II
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
CABO	Clean and Affordable Buildings Ordinance
CAO	Chief Administrative Officer
CEO	Chief Executive Officer
CFR	Code of Federal Regulations
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors
CSIRT	Cybersecurity Incident Response Team
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
Dawn Harvest	Dawn Harvest Solar Energy Center
DER	Distributed Energy Resource
DRER	Dedicated Renewable Energy Resource
EDA	Equity Distribution Agreement
Edgewater	Edgewater Generating Station
Enterprise Security Director	Director of Enterprise Security & Compliance
ERGS	Elm Road Generating Station
ER 1	Elm Road Generating Station Unit 1
ER 2	Elm Road Generating Station Unit 2
ERSC	Enterprise Risk Steering Committee
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
Forward Wind	Forward Wind Energy Center
FTR	Financial Transmission Right
GCRM	Gas Cost Recovery Mechanism
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
High Noon	High Noon Solar Energy Center
Holding Company Act	Wisconsin Utility Holding Company Act
IRA	Inflation Reduction Act
IT/OT	Information Technology and Operational Technology
ITC	Investment Tax Credit
Koshkonong	Koshkonong Solar Park
LDC	Local Natural Gas Distribution Company
LMP	Locational Marginal Price
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Market
MRP	Main Replacement Program
NYMEX	New York Mercantile Exchange
OCPP	Oak Creek Power Plant
Omnibus Stock Incentive Plan	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated, Effective as of May 6, 2021
Paris	Paris Solar-Battery Park
PHMSA	Pipeline and Hazardous Materials Safety Administration
PIPP	Presque Isle Power Plant
Point Beach	Point Beach Nuclear Power Plant

2024 Form 10-K	v	WEC Energy Group, Inc.

PPA	Power Purchase Agreement
PTC	Production Tax Credit
PUHCA 2005	Public Utility Holding Company Act of 2005
Pulliam	J. P. Pulliam Generating Station
PWGS	Port Washington Generating Station
PWGS 1	Port Washington Generating Station Unit 1
PWGS 2	Port Washington Generating Station Unit 2
QIP	Qualifying Infrastructure Plant
REC	Renewable Energy Certificate
Red Barn	Red Barn Wind Park
Renegade	Renegade Solar Energy Center
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
Rothschild	Rothschild Biomass Cogeneration Plant
RTC	Renewable Thermal Credit
RTO	Regional Transmission Organization
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
SMP	Safety Modernization Program
SSR	System Support Resource
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
Tilden	Tilden Mining Company
Two Creeks	Two Creeks Solar Park
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
VAPP	Valley Power Plant
Weston	Weston Generating Station
West Riverside	West Riverside Energy Center
Whitetail	Whitetail Wind Energy Generation Facility
Whitewater	Whitewater Cogeneration Facility
WPL	Wisconsin Power and Light Company
WRO	Withhold Release Order

2024 Form 10-K	vi	WEC Energy Group, Inc.

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

Forward-looking statements include, among other things, statements concerning management's expectations and projections regarding earnings, completion of capital projects, sales and customer growth, rate actions and related filings with regulatory authorities, environmental and other regulations, including associated compliance costs, legal proceedings, dividend payout ratios, effective tax rates, pension and OPEB plans, fuel costs, sources of electric energy supply, coal and natural gas deliveries, remediation costs, climate-related matters, our capital plan, liquidity and capital resources, and other matters.

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions including continued economic growth, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, including as a result of the transition to a new presidential administration, and the recovery of associated remediation and compliance costs;

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

2024 Form 10-K	1	WEC Energy Group, Inc.

•The impact of public health crises, including epidemics and pandemics, on our business functions, financial condition, liquidity, and results of operations;

•Risks inherent in electric generation and distribution and natural gas transportation, distribution, and storage activities, including leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and risks related to the ability to obtain adequate insurance to cover such events;

•Factors affecting the implementation of our CO2 emission and/or methane emission reduction goals and opportunities and actions related to those goals, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and our ability to execute our capital plan;

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from ongoing, expanding, or escalating regional or international conflicts, including those in Ukraine, Israel, and other parts of the Middle East;

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

2024 Form 10-K	2	WEC Energy Group, Inc.

•Risks involved in developing and implementing AI, including data privacy concerns or other legal liability, new or enhanced governmental or regulatory scrutiny or regulations governing the use of AI, the ability to meet expectations or requirements relating to adoption or implementation of AI technology, or other complications related to the use of AI;

•Risks related to our non-utility renewable energy facilities, including unfavorable weather, changes in the financial performance and/or creditworthiness of counterparties to the off-take agreements, changes in demand based on lower prices for alternative energy sources, pricing differentials between the facilities' point of interconnection and our required delivery location, the ability to replace expiring PPAs under acceptable terms, rights to property on which our projects are located but we do not own, the availability of reliable interconnection and electricity grids, the performance and quality of the wind turbine and solar panel components and availability of replacement parts, and exposure to the rules and procedures of the power markets in which these facilities are located;

•The risk associated with the values of goodwill and other long-lived assets, including intangible assets, and equity method investments and their possible impairment;

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

2024 Form 10-K	3	WEC Energy Group, Inc.

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

WEC Energy Group, Inc.

We were incorporated in the state of Wisconsin in 1981 and became a diversified holding company in 1986. We maintain our principal executive offices in Milwaukee, Wisconsin. On June 29, 2015, we acquired 100% of the outstanding common shares of Integrys and changed our name to WEC Energy Group, Inc. Our wholly owned subsidiaries provide or invest in regulated natural gas and electricity, and renewable energy, as well as nonregulated renewable energy. We have an approximately 60% equity interest in ATC (an electric transmission company operating in Illinois, Michigan, Minnesota, and Wisconsin). At December 31, 2024, we had six reportable segments, which are discussed below. For additional information about our reportable segments, see Note 22, Segment Information.

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

•WPS generates and distributes electric energy to customers located in northeastern and central Wisconsin.

2024 Form 10-K	4	WEC Energy Group, Inc.

•UMERC generates and distributes electric energy to customers, including one iron ore mine owned by Tilden, located in the Upper Peninsula of Michigan.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Electric Sales

Our electric energy deliveries included supply and distribution sales to retail, wholesale, and resale customers, and distribution sales to those customers who switched to an alternative electric supplier in the Upper Peninsula of Michigan. In 2024, retail revenues accounted for 93.4% of total electric operating revenues, wholesale revenues accounted for 2.1% of total electric operating revenues, and resale revenues accounted for 3.6% of total electric operating revenues. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on MWh sales by customer class.

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

Electric Sales Forecast

Our service territory experienced relatively flat weather-normalized retail electric sales in 2024, compared with 2023. We currently forecast retail electric sales volumes, excluding the Tilden mine located in the Upper Peninsula of Michigan, to increase 0.7% for 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Electric customers – end of year
Residential	1,499.4	1,487.9	1,471.4
Small commercial and industrial	180.8	179.0	176.9
Large commercial and industrial	0.8	0.8	0.9
Wholesale and other	1.7	1.6	1.6
Total electric customers – end of year	1,682.7	1,669.3	1,650.8

Steam customers – end of year	0.4	0.4	0.4

2024 Form 10-K	5	WEC Energy Group, Inc.

Electric Commercial and Industrial Retail Customers

We provide electric utility service to a diversified base of customers in industries such as metals and other manufacturing, paper, governmental, food manufacturing, and health services.

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

The table below indicates our sources of electric energy supply as a percentage of sales for the three years ended December 31, as well as estimates for 2025:

	Estimate (1)	Actual
	2025	2024	2023	2022
Company-owned generation:
Coal	25.7%	29.4%	29.0%	29.4%
Natural gas:
Combined cycle	25.4%	27.2%	28.7%	27.2%
Steam turbine	0.5%	1.0%	0.9%	1.0%
Natural gas/oil peaking units	6.3%	7.2%	5.5%	3.7%
Renewables (2)	8.5%	6.5%	5.5%	5.8%
Total company-owned generation	66.4%	71.3%	69.6%	67.1%
Power purchase contracts:
Nuclear	20.4%	20.3%	20.1%	19.8%
Natural gas	—%	—%	—%	2.2%
Renewables (2)	1.7%	1.9%	2.0%	1.9%
Other	0.1%	—%	0.1%	0.2%
Total power purchase contracts	22.2%	22.2%	22.2%	24.1%
Purchased power from MISO	11.4%	6.5%	8.2%	8.8%
Total purchased power	33.6%	28.7%	30.4%	32.9%
Total electric utility supply	100.0%	100.0%	100.0%	100.0%

(1)    The values included in the estimate assume a natural gas price based on the December 2024 NYMEX.

(2)    Includes hydroelectric, biomass, solar, and wind generation.

Electric Generation Facilities

Our generation portfolio is a mix of energy resources having different operating characteristics and fuel sources designed to balance providing energy that is stable, reliable, and affordable with environmental stewardship. We own 8,158 MWs of generation capacity, including wholly owned and jointly owned facilities. We Power's generating units are also included in the generation capacity. Our facilities include natural gas-fired plants, coal-fired plants, and renewable generation. Certain of our natural gas-fired generation units have the ability to burn oil if natural gas is not available due to delivery constraints. For more information about our facilities, see Item 2. Properties.

Environmental Goals

We have announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. As of the end of 2024, our electric generation fleet has achieved a 56% reduction in carbon emissions from the 2005 baseline. We expect to achieve these goals by continuing to make operating

2024 Form 10-K	6	WEC Energy Group, Inc.

refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050.

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units and plan to co-fire with natural gas at Weston Unit 4. By the end of 2030, we expect to use coal as a backup fuel only and to be in a position to eliminate coal as an energy source by the end of 2032.

Creating a Sustainable Future

Our capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. The retirements are intended to address compliance with the EPA Clean Air rules as well as contribute to meeting our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and reliable, efficient natural gas generation discussed in more detail below should better balance our supply with our demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating unit. See Note 6, Regulatory Assets and Liabilities, for more information related to these power plant retirements. We expect to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8, the jointly-owned Columbia Units 1 and 2 while investigating conversion of at least one unit to natural gas, and Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information.

See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments for more information on our capital plan.

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

Wind

In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin, and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, WE and WPS will collectively own 100 MWs of wind generation of Badger Hollow Wind and 60 MWs of wind generation of Whitetail. If approved, the construction of both of these projects is expected to be completed in 2027.

Solar and Battery Storage

In December 2024, the construction of the solar portion of Paris located in Kenosha County, Wisconsin was completed, and the facility became commercially operational. Paris is owned by WE, WPS, and an unaffiliated utility, with WE and WPS collectively owning 180 MWs of solar generation. WE and WPS will collectively own 99 MWs of battery storage of this project, with construction expected to be completed in 2025.

2024 Form 10-K	7	WEC Energy Group, Inc.

As part of our commitment to invest in additional zero-carbon generation within our Wisconsin segment, we have filed requests to acquire and construct 868 MWs of additional renewable generation and 244 MWs of battery storage, including the following:

•In October 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct Good Oak and Gristmill, two utility-scale solar-powered electric generating facilities. If approved, both Good Oak and Gristmill will be located in Columbia County, Wisconsin. Once fully constructed, WE and WPS will collectively own 88 MWs of solar generation of Good Oak and 60 MWs of solar generation of Gristmill. If approved, the construction for both projects is expected to be completed in 2028.

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, WE and WPS will collectively own 135 MWs of solar generation and WE will own 50 MWs of battery storage of this project. If approved, the construction is expected to be completed in 2028.

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire Saratoga, a utility-scale solar-powered electric generating facility with a battery energy storage system, and Ursa, a utility-scale solar-powered electric generating facility. If approved, Saratoga will be located in Wood County, Wisconsin and Ursa will be located in Columbia County, Wisconsin. Once fully constructed, WE and WPS will collectively own 135 MWs of solar generation and 45 MWs of battery storage of Saratoga and 180 MWs of solar generation of Ursa. If approved, the Ursa construction is expected to be completed in 2027, and the Saratoga construction is expected to be completed in 2028.

•In February 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. If approved, the construction of the solar and battery storage is expected to be completed in 2027.

We have also received approvals from the PSCW to invest in 595 MWs of renewable generation and 217 MWs of battery storage currently under construction, including the following:

•In April 2024, UMERC received MPSC approval to acquire and construct Renegade, a utility-scale solar-powered electric generating facility. The project will be located in Delta and Marquette counties, Michigan and once fully constructed, UMERC will own 100 MWs of solar generation. The construction is expected to be completed by the end of 2026.

•In April 2023, WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. The construction of the solar portion and battery storage is expected to be completed in 2026 and 2027, respectively.

•In December 2022, WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Rock and Walworth counties, Wisconsin and once fully constructed, WE and WPS will collectively own 225 MWs of solar generation and 68 MWs of battery storage of this project. The construction of the solar portion and battery storage is expected to be completed in 2025 and 2026, respectively.

Natural Gas-Fired Generation

In May 2024, WE completed the acquisition of an additional 100 MWs of West Riverside's nameplate capacity, in the second of two option exercises. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin and is operated by an unaffiliated utility.

2024 Form 10-K	8	WEC Energy Group, Inc.

In April 2024, WE filed requests with the PSCW for the following projects:

•Adding seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs.

•Building five natural gas-fired combustion turbines capable of producing approximately 1,100 MWs, which would be located at the existing OCPP site.

Electric System Reliability

The PSCW requires us to maintain a planning reserve margin above our projected annual peak demand forecast to help ensure reliability of electric service to our customers. These planning reserve requirements are consistent with the MISO calculated planning reserve margin. In 2008, the PSCW established a 14.5% reserve margin requirement for long-term planning (planning years two through ten). For short-term planning (planning year one), the PSCW requires Wisconsin utilities to follow the planning reserve margin established by MISO. MISO implemented seasonal requirements effective June 1, 2023. The installed capacity reserve margins for the planning year June 1, 2024 through May 31, 2025 are as follows: 17.7% summer (June – August); 25.2% fall (September – November); 49.4% winter (December – February); and 40.8% spring (March – May). MISO's short-term reserve margin requirements experience year-to-year and season-to-season fluctuations, primarily due to changes in the generation resource mix and average forced outage rate of generation within the MISO footprint.

Michigan legislation requires all electric providers to annually demonstrate to the MPSC that they have adequate resources to serve the anticipated needs of their customers for a minimum of four consecutive planning years beginning in the upcoming planning year June 1, 2025, through May 31, 2026. The MPSC has established future planning reserve margin requirements based on the same study conducted by MISO that determines the short-term reserve margin requirements.

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

Our average fuel and purchased power costs per MWh by fuel type, including delivery costs, were as follows for the years ended December 31:

	2024	2023	2022
Coal	$25.38	$25.80	$25.37
Natural gas combined cycle	20.52	30.41	42.11
Natural gas/oil peaking units	42.41	56.41	90.22
Biomass	81.33	87.73	78.42
Purchased power	57.39	53.90	58.78

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

2024 Form 10-K	9	WEC Energy Group, Inc.

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

Coal Supply

We diversify the coal supply for our electric generating facilities and jointly-owned plants by purchasing coal from several mines in Wyoming and Pennsylvania, as well as from various other states. For 2025, 100% of our total projected coal requirements of 4.3 million tons are contracted under fixed-price contracts. See Note 24, Commitments and Contingencies, for more information on amounts of coal purchases and coal deliveries under contract.

The annual tonnage amounts contracted for the next three years are as follows.

(in thousands)	Annual Tonnage
2025	4,446	(1)
2026	1,400
2027	—

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

Power Purchase Commitments

We enter into short- and long-term power purchase commitments to meet a portion of our anticipated electric energy supply needs. Excluding planning capacity purchases, our power purchase commitments with unaffiliated parties consist of 1,133 MWs per year for 2025 through 2029. This amount includes 1,033 MWs per year related to a long-term PPA for electricity generated by Point Beach. To procure additional planning capacity, we purchase capacity from the MISO annual auction to ensure that we maintain our compliance with planning reserve requirements as established by the PSCW, MPSC, and MISO.

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

Our Wisconsin segment natural gas utilities provide service to residential and commercial and industrial customers. In addition, our Wisconsin segment offers natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, food manufacturing, governmental, restaurants, and paper. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class in Wisconsin and the Upper Peninsula of Michigan.

2024 Form 10-K	10	WEC Energy Group, Inc.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Natural Gas Sales Forecast

Our combined Wisconsin service territories experienced slightly lower weather-normalized retail natural gas deliveries (excluding natural gas deliveries for electric generation) in 2024 as compared to 2023. We currently forecast retail natural gas delivery volumes to grow 1.9% in 2025, assuming normal weather.

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Customers – end of year
Residential	1,391.7	1,381.7	1,365.5
Commercial and industrial	135.7	134.8	132.8
Transportation	3.5	3.5	3.5
Total customers	1,530.9	1,520.0	1,501.8

Natural Gas Supply, Pipeline Capacity and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

Pipeline Capacity and Storage

We have long-term firm capacity contracts with interstate pipelines that access supply from a variety of natural gas producing areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

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

We contract with interstate pipeline companies, as well as other service providers, to purchase firm transportation and storage services under varied-length long-term contracts. We believe that having diverse capacity and storage benefits our customers.

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Wisconsin segment natural gas utilities' forecasted design peak-day throughput is 37.0 million therms for the 2024 through 2025 heating season. Our Wisconsin segment natural gas utilities' peak daily send-out during 2024 was 25.3 million therms on January 16, 2024. Peak or near-peak demand generally occurs only a few times each year. Natural gas pipeline capacity and storage and natural gas supplies under contract can be resold in secondary markets. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRMs. For information on the GCRMs, see Note 1(d), Operating Revenues.

To ensure a reliable supply of natural gas during peak winter conditions, we have LNG facilities located within our distribution system. These facilities are typically utilized during extreme demand conditions to ensure reliable supply to our customers. WE and WG completed construction of LNG facilities that were placed into service in November 2023 and February 2024, respectively, which

2024 Form 10-K	11	WEC Energy Group, Inc.

together provide approximately 2.0 Bcf of natural gas supply. In addition to its existing facilities, WE has filed a request with the PSCW to construct another LNG facility with a storage capacity of 2.0 Bcf. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of the 2025-2029 capital plan and would provide another approximately 4.0 Bcf of natural gas supply. The use of LNG allows us to meet anticipated peak demand without requiring the construction of additional interstate pipeline capacity.

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

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Customers – end of year
Residential	929.0	922.9	910.9
Commercial and industrial	71.0	71.3	71.1
Transportation	59.9	62.0	66.4
Total customers	1,059.9	1,056.2	1,048.4

Natural Gas Supply, Pipeline Capacity, and Storage

We manage portfolios of natural gas supply contracts, storage services, and pipeline transportation services designed to meet varying customer use patterns. For more information on our natural gas utility supply and transportation contracts, see Note 24, Commitments and Contingencies.

2024 Form 10-K	12	WEC Energy Group, Inc.

Pipeline Capacity and Storage

We have long-term firm capacity contracts with interstate pipelines that access supply from a variety of natural gas producing areas. This strategy reflects management's belief that overall supply security is enhanced by geographic diversification of the supply portfolio.

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

Combined with our storage capability, management believes that the volume of natural gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Our Illinois utilities' forecasted design peak-day throughput is 25.3 million therms for the 2024 through 2025 heating season. Our Illinois utilities' peak daily send-out during 2024 was 19.6 million therms on January 14, 2024. Peak or near-peak demand generally occurs only a few times each year. Natural gas pipeline capacity and storage and natural gas supplies under contract can be resold in secondary markets. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRMs. For information on the GCRMs, see Note 1(d), Operating Revenues.

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

Hedging Natural Gas Supply Prices

As part of their hedging programs, our Illinois utilities further reduce their supply cost volatility through the use of a mix of financial instruments, such as NYMEX-based natural gas options and futures contracts. Their hedging programs are reviewed by the ICC as part of the annual purchased gas adjustment reconciliation. They hedge between 25% and 50% of planned natural gas purchases, with a target of 37.5%.

Natural Gas System Modernization Program

During 2023, PGL continued work on the SMP, a project to replace approximately 2,000 miles of Chicago's aging natural gas pipeline infrastructure that began in 2011. Prior to December 1, 2023, PGL recovered these costs through a surcharge on customer bills pursuant to an ICC approved QIP rider. Beginning December 1, 2023, recovery of SMP costs are included in PGL's base rates. As part of the ICC's November 16, 2023 rate order issued in PGL's rate case, the ICC ordered PGL to pause spending on its SMP until the ICC had a proceeding to determine the optimal method of pipeline replacement and a prudent investment level.

The ICC conducted a limited-scope rehearing related to authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of PGL's delivery system. On May 30, 2024, the ICC issued a written order on the rehearing. The order approved $28.5 million of additional spending for emergency work. On June 7, 2024, PGL filed a petition with the Illinois Appellate Court for review of the November 16, 2023 and May 30, 2024 orders, including the disallowance of SMP capital investments needed to meet safety and reliability requirements. Although the ICC ordered PGL to complete safety and reliability work in 2024, it denied the recovery of these costs.

2024 Form 10-K	13	WEC Energy Group, Inc.

In accordance with the November 16, 2023 rate order, the ICC initiated the SMP proceeding in January 2024. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations under its SMP. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. We are evaluating the impact of this order on our operations and capital plan.

For information on regulatory proceedings related to the SMP, see Note 26, Regulatory Environment, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings.

Other States Segment

Our other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC related to servicing appliances for customers. MERC serves customers in various cities and communities throughout Minnesota, and MGU serves customers in southern and western Michigan. MERC and MGU provide service to residential and commercial and industrial customers. In addition, MERC and MGU offer natural gas transportation services to our customers that elect to purchase natural gas directly from a third-party supplier. Major industries served include real estate, education, wholesale distributors, restaurants, and metals manufacturing. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Other States Segment Contribution to Net Income Attributed to Common Shareholders for information on natural gas sales volumes by customer class.

Operating Revenues

For information about our operating revenues disaggregated by customer class for the years ended December 31, 2024, 2023, and 2022, see Note 1(d), Operating Revenues, and Note 4, Operating Revenues.

Customers

	Year Ended December 31
(in thousands)	2024	2023	2022
Customers – end of year
Residential	383.7	379.3	375.4
Commercial and industrial	37.2	36.8	36.4
Transportation	19.4	19.5	19.7
Total customers	440.3	435.6	431.5

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

Combined with our storage capability, management believes that the volume of gas under contract is sufficient to meet our forecasted firm peak-day and seasonal demand. Forecasted design peak-day throughput for our other states utilities is 9.6 million therms for the 2024 through 2025 heating season. Our other states utilities' peak daily send-out during 2024 was 7.5 million therms on January 15, 2024. Peak or near-peak demand generally occurs only a few times each year. Natural gas pipeline capacity and storage and natural gas supplies under contract can be resold in secondary markets. The secondary markets facilitate utilization of capacity and supply during times when the contracted capacity and supply are in excess of utility demand. The proceeds from these transactions are passed through to customers, subject to our approved GCRMs. For information on the GCRMs, see Note 1(d), Operating Revenues.

2024 Form 10-K	14	WEC Energy Group, Inc.

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

General

Seasonality

Electric Utility Operations – Wisconsin Segment

Our electric utility sales are impacted by seasonal factors and varying weather conditions. We sell more electricity during the summer months because of the residential cooling load. We continue to upgrade our electric distribution system, including substations, transformers, and lines, to meet the demand of our customers. In 2024, our generating plants performed as expected during the most demanding periods of the year, and all power purchase commitments under firm contract were received. During this period, our electric utilities did not make any public appeals for conservation, and they did not interrupt or curtail service to non-firm customers who participate in load management programs. Our electric utilities did have economic interruption events; however, service to customers was not curtailed. Economic interruptions are declared during times in which the price of electricity in the regional market exceeds the cost of operating the company's peaking generation. During this time, customers taking service under these interruptible programs can choose to continue using electricity at a price based on wholesale market prices or to reduce their load.

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

2024 Form 10-K	15	WEC Energy Group, Inc.

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

For more information on electrification initiatives in certain of our Illinois service territories, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters - Chicago Decarbonization Efforts.

For more information on competition in each of our service territories, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Competitive Markets.

Environmental Goals

Natural Gas Utility Operations – Wisconsin, Illinois, and Other States Segments

We also continue to focus on methane emission reductions by improving our natural gas distribution systems. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems in Wisconsin. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We currently have contracts in place for 2.1 Bcf of RNG. In addition, subject to regulatory approval, we expect to procure RTCs.

C. ELECTRIC TRANSMISSION SEGMENT

ATC is a regional transmission company that owns, maintains, monitors, and operates electric transmission systems in Wisconsin, Michigan, Illinois, and Minnesota. ATC is expected to provide comparable service to all customers, including WE, WPS, and UMERC, and to support effective competition in energy markets without favoring any market participant. ATC is regulated by the FERC for all rate terms and conditions of service and certain state regulatory commissions for routing and siting of transmission projects. ATC is also a transmission-owning member of MISO. MISO maintains operational control of ATC's transmission system, and WE, WPS, and UMERC are non-transmission owning members and customers of MISO. As of December 31, 2024, our ownership interest in ATC was approximately 60%. In addition, as of December 31, 2024, we owned approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. See Note 21, Investment in Transmission Affiliates, for more information.

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

2024 Form 10-K	16	WEC Energy Group, Inc.

W.E. Power, LLC

We Power, through wholly owned subsidiaries, designed and built approximately 2,500 MWs of generation in Wisconsin. This generation is made up of capacity from the two coal-fired ERGS units, ER 1 and ER 2, which were placed in service in February 2010 and January 2011, respectively, and the two natural gas-fired PWGS units, PWGS 1 and PWGS 2, which were placed in service in July 2005 and May 2008, respectively. Two unaffiliated entities collectively own approximately 17%, or approximately 211 MWs, of ER 1 and ER 2. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases (the ERGS units have 30-year leases that began on the in-service dates of the generating units and the PWGS units have 25-year leases that began on the in-service dates of the generating units). As part of our carbon emission reduction goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units. For information on our carbon emission reduction goals, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Corporate Developments.

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

WEC Infrastructure LLC

At December 31, 2024, our non-utility energy infrastructure segment included WECI's ownership interests in the renewable generating facilities reflected in the table below.

Name	Ownership Interest	Commercial Operation
Bishop Hill III	90.0%	August 2018
Upstream	90.0%	January 2019
Coyote Ridge	81.6%	December 2019
Blooming Grove	90.0%	December 2020
Tatanka Ridge	85.6%	January 2021
Jayhawk	90.0%	December 2021
Thunderhead	90.0%	November 2022
Samson I (1)	90.0%	May 2022
Sapphire Sky	90.0%	February 2023
Maple Flats	90.0%	November 2024
Delilah I	90.0%	December 2024

(1)    Although Samson I was commercially operational in May 2022, WECI didn't complete the purchase of its initial 80.0% ownership interest in this solar facility until February 2023. WECI completed the acquisition of an additional 10.0% of Samson I in January 2024, bringing its ownership interest in Samson I to 90.0%. See Note 2, Acquisitions, for more information.

Bishop Hill III, Coyote Ridge, Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, Sapphire Sky, Maple Flats, and Delilah I have offtake agreements with creditworthy counterparties for the sale of all of the energy they produce over periods

2024 Form 10-K	17	WEC Energy Group, Inc.

ranging from 10 to 22 years following commercial operation. In addition, Upstream's revenue is substantially fixed over the 10-year period following commercial operation through an agreement with a creditworthy counterparty. Under the Tax Legislation, all of these investments qualify for PTCs. WECI is entitled to the tax benefits of Bishop Hill III, Upstream, Blooming Grove, Thunderhead, Samson I, Sapphire Sky, Maple Flats, and Delilah I in proportion to its ownership interest. WECI is entitled to 99% of the tax benefits of Coyote Ridge and Tatanka Ridge for the first 11 years following commercial operation, and is entitled to 99% of the tax benefits of Jayhawk for the first 10 years following commercial operation, after which WECI will be entitled to any tax benefits from these three facilities in proportion to its ownership interests. WECI recognizes PTCs as power is generated over a period of 10 years following commercial operation. Under the IRA transferability option, WEC Energy Group sold substantially all of its 2023 generated PTCs, including those generated by WECI, to a third party. In addition, WEC Energy Group has entered into agreements to sell substantially all of its 2024 generated PTCs and the majority of the PTCs expected to be generated in 2025, including PTCs generated by WECI, to third parties. See Note 1(q), Income Taxes, for more information about the impact of these sales. See Note 25, Supplemental Cash Flow Information, for more information on proceeds received in 2024 and 2023 related to the sale of PTCs.

In February 2025, WECI completed the acquisition of a 90.0% ownership interest in Hardin III, a 250 MW solar generating facility located in Hardin County, Ohio. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. Hardin III qualifies for PTCs and is included in the non-utility energy infrastructure segment.

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

The electricity produced and revenues generated by solar generating facilities is also variable and depends heavily on seasonality and weather conditions. Spring and summer are usually the peak solar production seasons due to increased direct sunlight and longer days. With regards to weather, solar panels will still work on cloudy and rainy days, but solar system output will be lower than on clear, sunny days. Also, major storms can damage solar panels and other equipment and lead to lower power generation until equipment can be repaired or replaced and brought back online. See Note 7, Property, Plant, and Equipment, for more information on the wind storms that damaged equipment at Samson I.

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

2024 Form 10-K	18	WEC Energy Group, Inc.

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

Rates

Our utilities' rates are subject to the regulations and oversight of various state regulatory commissions and the FERC, as applicable. Decisions by these regulators can significantly impact our liquidity, financial condition, and results of operations. The following table compares our utility operating revenues by regulatory jurisdiction for each of the three years ended December 31:

	2024		2023		2022
(in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Electric
Wisconsin	$4,496.0	91.3%	$4,548.8	90.8%	$4,360.9	87.7%
Michigan	141.1	2.9%	141.4	2.8%	185.9	3.7%
FERC – Wholesale	284.5	5.8%	320.6	6.4%	425.0	8.6%
Total electric	4,921.6	100.0%	5,010.8	100.0%	4,971.8	100.0%

Natural Gas
Wisconsin	1,405.4	40.6%	1,610.5	43.6%	1,983.0	44.1%
Illinois	1,602.4	46.3%	1,557.8	42.2%	1,890.9	42.0%
Minnesota	290.5	8.4%	348.4	9.4%	400.7	8.9%
Michigan	162.8	4.7%	175.3	4.8%	223.5	5.0%
Total natural gas	3,461.1	100.0%	3,692.0	100.0%	4,498.1	100.0%
Total utility operating revenues	$8,382.7		$8,702.8		$9,469.9

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

2024 Form 10-K	19	WEC Energy Group, Inc.

The table below reflects the various state commissions that regulated each of our utilities' retail rates during 2024, along with the approved ROE and capital structure for each utility during 2024.

Regulated Retail Rates	Regulatory Commission	Authorized ROE	Average Common Equity Component
WE – Electric, natural gas, and steam	PSCW	9.80%	53.0%
WPS – Electric and natural gas	PSCW	9.80%	53.0%
WG – Natural gas	PSCW	9.80%	53.0%
UMERC – Electric (former WE customers) (1)	MPSC	10.1%	55.3%
UMERC – Electric (former WPS customers) (1)	MPSC	10.2%	52.94%
PGL – Natural gas	ICC	9.38%	50.79%
NSG – Natural gas (2)	ICC	9.67% / 9.38%	51.58% / 52.58%
MERC – Natural gas (3)	MPUC	9.65%	53.0%
MGU – Natural gas (4)	MPSC	9.80%	51.0%

(1)    Effective January 1, 2025, UMERC's electric base rates for non-mine customers reflect a 9.86% authorized ROE and an average common equity component of 50.0%. See Note 26, Regulatory Environment, for more information.

(2)    Effective February 1, 2024, NSG's base rates reflect a 9.38% authorized ROE and an average common equity component of 52.58%. See Note 26, Regulatory Environment, for more information.

(3)    MERC's final rates approved by the MPUC in November 2023 were retroactive to January 1, 2023. See Note 26, Regulatory Environment, for more information.

(4)    Effective January 1, 2025, MGU's base rates reflect a 9.86% authorized ROE and an average common equity component of 50.0%. See Note 26, Regulatory Environment, for more information.

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

See Note 1(d), Operating Revenues, for additional information on the significant mechanisms our utilities had in place during 2024 that allowed them to recover or refund changes in prudently incurred costs from rate case-approved amounts.

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

2024 Form 10-K	20	WEC Energy Group, Inc.

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

Within MISO, transmission congestion is monetized and included within an LMP that is established through the energy market. The LMP system includes the ability to hedge transmission congestion costs through ARRs and FTRs. ARRs are allocated to market participants by MISO, and FTRs are purchased through auctions. A new allocation and auction was completed for the period of June 1, 2024, through May 31, 2025. The resulting ARR allocation and the secured FTRs are expected to mitigate our transmission congestion risk for that period.

MISO has seasonal zonal resource adequacy requirements to ensure there is sufficient generation capacity to serve load within each zone and the MISO footprint. To meet this requirement, load-serving entities can own generation and demand response resources, acquire generation capacity through MISO's annual capacity auction, or acquire generation capacity through bilateral contracts. The zone in which our electric utilities’ load resides, along with the MISO North region as a whole, has sufficient generation capacity resources to meet their respective planning reserve margins for the period between June 1, 2024 and May 31, 2025.

We manage our electric generation portfolios to minimize their exposure within MISO’s annual capacity auction. This includes managing the retirement of existing generation resources and the addition of new generation resources to maintain a diversified portfolio to help avoid a significant short position.

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

2024 Form 10-K	21	WEC Energy Group, Inc.

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

Bluewater is regulated by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978. In addition, the PHMSA is responsible for monitoring and enforcing requirements governing Bluewater's safety compliance programs for its pipelines under the United States Department of Transportation regulations. These regulations include 49 CFR Parts 191, 192, and 195. Given that Bluewater is required to route some of its natural gas through Canada, applicable reporting and licensing with the DOE and the Canadian National Energy Board are also required, along with routine reporting related to imports and exports.

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

G. HUMAN CAPITAL

We believe our employees are among our most important resources, so investing in human capital is critical to our success. We strive to attract, retain, and develop talented personnel and keep our employees safe, healthy, and engaged.

Our Board of Directors retains collective responsibility for comprehensive risk oversight, including critical areas that could impact our sustainability, such as human capital. Management regularly reports to the Board of Directors on human capital management topics, including corporate culture, succession planning, training and employee development, and safety and health. The Board of Directors

2024 Form 10-K	22	WEC Energy Group, Inc.

delegates specified duties to its committees. In addition to its responsibilities relative to executive compensation, the Compensation Committee has oversight responsibility for reviewing organizational matters that could significantly impact us. The Compensation Committee reviews recruiting and development programs and priorities, receives updates on key talent, and assesses workforce composition across the organization.

Workforce

As of December 31, 2024, we had the following number of employees, including those represented under union agreements:

	Total Employees	Union Employees
WE	2,497	1,923
WPS	1,180	850
WG	387	270
PGL	1,213	847
NSG	144	108
MERC	199	38
MGU	142	92
WBS	1,255	—
Total employees	7,017	4,128

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

Engagement

We are committed to ensuring a fair workplace and an engaged workforce. Our commitment is a core strategic competency and an integral part of our culture, with longstanding programs for individual development, reinforcement of our core values, and a recruitment strategy that is focused on building a deep talent pipeline to support our business needs. During 2024, we demonstrated this commitment through training and development of employees at all levels of the organization, our comprehensive merit review and succession planning processes, and a range of community partnerships. In addition, we have a number of initiatives that promote workforce contributions and participation and ensure our companies are attractive employers for persons of all backgrounds. These initiatives include nine business resource groups (voluntary, employee-led groups organized around a particular shared background or interest), mentoring programs, and education and training for all employees in order to develop and support inclusive teams. We are committed to a workplace free from bias and harassment. We also support external leadership and educational programs that support, train, and promote individuals in the communities we serve.

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

2024 Form 10-K	23	WEC Energy Group, Inc.

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

2024 Form 10-K	24	WEC Energy Group, Inc.

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

We are subject to significant state, local, and federal governmental regulations, including regulations by the various utility commissions in the states where we serve customers. These regulations significantly influence our operating environment, may affect our ability to recover costs from utility customers, affect our ability to implement our corporate strategy, and cause us to incur substantial compliance and other costs. Changes in regulations, interpretations of regulations, or the imposition of new regulations could also significantly impact us, including requiring us to change our business operations. Many aspects of our operations are regulated and impacted by government regulation, including, but not limited to: the rates we charge our retail electric, natural gas, and steam customers; the authorized rates of return of our utilities; construction and operation of electric generating facilities and electric and natural gas distribution systems, including the ability to recover such costs; decommissioning generating facilities, the ability to recover the related costs, and continuing to recover the return on the net book value of these facilities; wholesale power service practices; electric reliability requirements; participation in the interstate natural gas pipeline capacity market; standards of service; issuance of securities; short-term debt obligations; transactions with affiliates; and billing practices. Failure to comply with any applicable rules or regulations may lead to customer refunds, penalties, and other payments, which could materially and adversely affect our results of operations and financial condition.

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

Changes in the local and national political, regulatory, and economic environment have had, and may in the future have, an adverse effect on regulatory decisions, which could impair the ability of our utility subsidiaries to recover costs historically collected from customers. These decisions, which may come from any level of government, may cause us to cancel or delay current or planned projects, to reduce or delay other planned capital expenditures, or to pay for investments or otherwise incur costs that our utilities may not be able to recover through rates or otherwise. In its November 2023 final rate orders for PGL and NSG, the ICC disallowed certain previously incurred capital costs, which resulted in PGL and NSG recording impairment losses in the fourth quarter of 2023, and caused PGL to pause spending on its SMP. After a limited rehearing, the ICC issued a written order in May 2024 approving additional spending for emergency work related to SMP projects. PGL and NSG have appealed the orders to the Illinois Appellate Court. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations under its SMP. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. As a result of these proceedings and order, the recovery of existing and future investments in capital expenditures and our natural gas infrastructure in Illinois is uncertain and future capital plans may be impacted.

Prior to its expiration in December 2023, the QIP rider provided PGL with recovery of, and a return on, qualifying natural gas infrastructure investments that were placed in service between regulatory rate reviews. Due to the expiration of the QIP rider, PGL included the costs of necessary infrastructure improvements related to the SMP in its rate case, thereby subjecting the recovery of these costs to regulatory lag. In its August 2024 final order on PGL's 2016 annual reconciliation, the ICC disallowed certain capital costs, which resulted in PGL recording a pre-tax charge to income during the third quarter of 2024 related to the disallowance and the previously recognized return on these investments. This rider continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. There can be no assurance that all costs incurred under the QIP rider during the open reconciliation years, which include 2017 through 2023, will be deemed recoverable by the ICC. The risk of costs being deemed

2024 Form 10-K	25	WEC Energy Group, Inc.

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

Our operations are subject to extensive and evolving federal, state, and local environmental laws, regulations, and permit requirements related to, among other things, air emissions (including, but not limited to: CO2, methane, mercury, SO2, and NOx), protection of natural resources, water quality, wastewater discharges, and management of hazardous and toxic substances and solid wastes and soils. The EPA has recently adopted and implemented new environmental regulations, which include regulations that govern the emission of NOx, ozone, fine particulates, and other air pollutants under the CAA through the NAAQS, climate change, other air quality regulations, and water quality regulations. For example, in 2024, the EPA revised the effluent guidelines for steam electric generating plants, published a final rule lowering the PM limit under the MATS, lowered the primary (health-based) annual PM 2.5 NAAQS, published the Greenhouse Gas Power Plant Rule for fossil-fired steam generating units, issued a final Mandatory Greenhouse Gas Reporting Rule, and finalized a rule for CCR that applies to landfills, historic fill sites, and projects where CCR was placed at a power plant site. Some of these rules could be challenged or reviewed by agencies under the new presidential administration, which creates additional uncertainty. As a result of these potential challenges and reviews, existing environmental laws and regulations may be revised or new laws or regulations may be adopted at the federal, state, or local level.

Certain of our service territories in Wisconsin are located in areas determined to be in "serious" nonattainment status under the EPA's ozone standard. This nonattainment status could affect future permitting activities for our facilities, including additional costs associated with more strenuous emission control requirements or the need to purchase emission reduction credits. In addition, economic growth in these areas may be constrained by the inability to obtain the required permits, limiting investment and expansion over the coming years, including our ability to execute on our capital plan.

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

As a result of these compliance costs and other factors, certain of our coal-fired electric generating facilities have become uneconomical to maintain and operate, which has resulted in these units being retired or converted to an alternative type of fuel. As part of our commitment to a cleaner energy future, we have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018. We expect to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, and plan to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable and reliable, efficient natural gas generation facilities. We have also started implementing co-firing with natural gas at certain of our coal-fired units and are evaluating the conversion to natural gas.

Our electric and natural gas utilities are also subject to significant liabilities related to the investigation and remediation of environmental impacts at certain of our current and former facilities and at third-party owned sites. We accrue liabilities and defer

2024 Form 10-K	26	WEC Energy Group, Inc.

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

There has been significant attention to issues concerning climate change as well as activism from certain stakeholders, including institutional investors and other sources of financing, to accelerate the transition to lower and limit GHG emissions. The EPA and some states have adopted and are implementing regulations to restrict emissions of GHGs. There have also been increasing efforts to introduce and adopt electrification initiatives and/or mandates and other efforts to reduce or eliminate reliance on natural gas as an energy source.

Costs associated with such legislation, regulation, and emission reduction goals could be significant within our electric and natural gas operations. New or additional GHG regulations, at either the federal or state level, may cause our environmental compliance spending to differ materially from the amounts currently estimated. There is no guarantee that we will be allowed to fully recover costs incurred to comply with these and other federal and state regulations or that cost recovery will not be delayed or otherwise conditioned. These regulations, as well as changes in the fuel markets and advances in technology, could make additional electric generating units uneconomic to maintain or operate, may impact how we operate our existing fossil-fueled power plants and biomass facility, and could cause us to retire and replace units earlier than planned under our capital plan, which could lead to a possible loss on abandonment and reduced revenues.

In a movement toward electrification, certain states and municipalities near or in our service territories have passed legislation or are considering ordinances banning natural gas used in new construction in order to limit GHG emissions. For example, the ICC is exploring the role of natural gas in the future and issues related to decarbonization of the natural gas distribution system in Illinois. There have also been efforts to restrict residential natural gas-fired appliances. Future local, statewide, or nationwide actions like these to regulate GHG emissions could increase the price of natural gas, reduce the demand for natural gas, cause us to accelerate the replacement and/or updating of our natural gas delivery systems, and adversely affect our ability to operate our natural gas facilities. A significant increase in the price of natural gas may increase rates for our natural gas customers, which could also reduce natural gas demand and revenues. The adoption of electrification initiatives and/or mandates could also result in an increase in electrical demand and increased investment costs for existing or new electrical systems. These types of initiatives and/or mandates could result in increased costs associated with permitting and siting of new technologies and delayed installation and start-up timelines. In addition, financial investments in older carbon intensive technologies may not be fully realized.

We have set goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050. We have a goal to eliminate coal as an energy source by the end of 2032.

2024 Form 10-K	27	WEC Energy Group, Inc.

We continue to monitor the financial and operational feasibility of taking more aggressive action to further reduce GHG emissions in order to limit future global temperature increases. We continue to focus on methane emission reductions by improving our natural gas distribution systems. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030.

The ability to achieve these reductions in CO2 and methane emissions depends on many external factors, including the ability to make operating refinements, the retirement of less efficient generating units, the development of relevant energy technologies, the use of RNG throughout our natural gas utility systems, the ability to procure RTCs, legislative and regulatory support for renewable generation, the ability to maintain reliability with demand growth, and the ability to execute our capital plan. These efforts could impact how we operate our electric generating units and natural gas facilities and lead to increased competition and regulation, all of which could have a material adverse effect on our operations and financial condition. There can be no guarantee that we will achieve our targets.

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

In addition, we have invested, and plan to continue to invest, in renewable energy generating facilities. These facilities generate PTCs or ITCs that we can use to reduce our federal tax obligations. Under the IRA, a transferability option also allows us to sell these tax credits to third parties. This is a relatively new market that may require additional regulations and guidance from taxing authorities. The amount of tax credits we earn depends on available government incentives and policies, the amount of electricity produced, the applicable tax credit rate, or the amount of the investment in qualifying property. Any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, including the repeal or amendment of portions of the IRA and the executive order issued by the new presidential administration, could make it less conducive for the development and operation of renewable energy facilities. In addition, a variety of operating and economic factors, including transmission constraints, adverse weather conditions, and breakdown or failure of equipment, could significantly reduce the PTCs generated by the renewable projects we have invested in, resulting in a material adverse impact on our financial condition and results of operations. The imposition of additional taxes, tariffs, or other assessments related to renewable energy projects or the equipment necessary to generate or deliver it, as well as any reductions or eliminations of tax credits or other governmental incentives that promote renewable energy generating facilities, may also limit our ability to make further investments in renewable energy generating facilities or reduce the returns on our existing investments.

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

2024 Form 10-K	28	WEC Energy Group, Inc.

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

Public health crises and any related government responses could also impair our ability to develop, construct, and operate facilities. Risks include extended disruptions to supply chains and inflation, resulting in increased costs for labor, materials, and services, which could adversely impact our ability to implement our corporate strategy. We may also be adversely impacted by labor disruptions and productivity as a result of infections, employee attrition, and a reduced ability to replace departing employees as a result of employees who leave or forego employment to avoid any required precautionary measures.

Despite our efforts to manage the impacts of public health crises which may occur in the future, the extent to which they may affect us depends on factors beyond our knowledge or control. As a result, we are unable to determine the potential impact any such public health crises may have on our business plans and operations, liquidity, financial condition, and results of operations.

Our operations are subject to risks arising from the reliability of our electric generation, transmission, and distribution facilities, natural gas infrastructure facilities, natural gas storage fields, renewable energy facilities, and other facilities, as well as the reliability of third-party transmission providers.

Our financial performance depends on the successful operation of our electric generation and transmission, natural gas and electric distribution facilities, natural gas storage fields, and renewable energy facilities. The operation of these facilities involves many risks, including operator error and the breakdown or failure of equipment or processes.

Potential breakdown or failure may occur due to severe weather (i.e., storms, tornadoes, floods, droughts, etc.); catastrophic events (i.e., fires, earthquakes, and explosions); public health crises; significant changes in water levels in waterways; fuel supply or transportation disruptions; accidents; employee labor disputes; construction delays or cost overruns; delays in the replacement of aging infrastructure; shortages of or delays in obtaining equipment, material, and/or labor; performance below expected levels; operating limitations that may be imposed by environmental or other regulatory requirements; terrorist or other physical attacks; or cybersecurity intrusions. Any of these events could lead to substantial financial losses, including increased maintenance costs, unanticipated capital expenditures, and a reduction of revenues related to our non-utility renewable energy facilities. Because our electric generation and renewable energy facilities are interconnected with third-party transmission facilities, the operation of our facilities could also be adversely affected by events impacting their systems. Unplanned outages at our power plants may reduce our revenues, cause us to incur significant costs if we are required to operate our higher cost electric generators or purchase replacement power to satisfy our obligations, and could result in additional maintenance expenses.

Insurance, warranties, performance guarantees, or recovery through the regulatory process may not cover any or all of these lost revenues or increased expenses, which could adversely affect our results of operations and cash flows.

2024 Form 10-K	29	WEC Energy Group, Inc.

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

As part of our planning process, we estimate the impacts of changes in customer growth and general economic conditions, weather, and customer energy conservation efforts, but risks still remain. The growth of data centers and development of associated technology may make it more difficult to accurately forecast customer demand or to recover additional costs. Any of these matters, as well as any regulatory delay in adjusting rates as a result of reduced sales from effective conservation measures or the adoption of new technologies, could adversely impact our results of operations and financial condition. In addition, elimination or reduced financial support of programs that provide energy assistance to our customers, including the Low Income Home Energy Assistance Program, could impact the demand for energy and/or adversely impact our liquidity.

Our operations are subject to the effects of global climate change.

A changing climate creates uncertainty and could result in broad changes, both physical and financial in nature, to our service territories. If climate changes occur that result in extreme temperatures in our service territories, our financial results could be adversely impacted by lower electric and natural gas usage and higher natural gas costs. An extreme weather event could result in downed wires and poles, as well as damage to wind and solar generation facilities, or other operating equipment. This could result in us incurring significant restoration costs at our utilities and/or at WECI, and foregoing sales of energy and lost revenues. Extreme weather in summer could cause electric load to be interrupted or certain customers to be curtailed who participate in load management programs. Additionally, an extreme weather event could also cause the cost of natural gas purchased for our natural gas utility customers and for the use of fuel at our generation facilities to be temporarily driven significantly higher than our normal

2024 Form 10-K	30	WEC Energy Group, Inc.

winter weather expectations. Although our utilities have regulatory mechanisms in place for recovering all prudently incurred natural gas costs, our regulators could disallow recovery or order the refund of any costs determined to be imprudent.

In addition, our operations could be adversely affected and our facilities placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, which could result in more intense, frequent and extreme weather events, such as storms, including derecho events, with high winds, lightning, and hail, floods, drought, wild fires, tornadoes, snow and ice storms, or abnormal levels of precipitation. Extreme weather may result in unexpected increases in customer load, requiring us to procure additional power at wholesale prices for our retail operations, unpredictable curtailment of customer load by MISO to maintain grid reliability, or other grid reliability issues. Any of these events could lead to substantial financial losses including increased maintenance costs, unanticipated capital expenditures, or a reduction of revenues related to our non-utility renewable energy facilities. The cost of storm restoration efforts may also not be fully recoverable through the regulatory process.

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

Our operations and future results may be impacted by changing expectations and demands of our customers, regulators, investors, and other stakeholders.

Our ability to execute our strategy and achieve anticipated financial outcomes are influenced by the expectations of our customers, regulators, investors, and other stakeholders. Those expectations are based in part on the core fundamentals of affordability and reliability but are also increasingly focused on our ability to meet rapidly changing demands for new and varied products, services, and offerings. Additionally, the risks of global climate change continues to shape our customers’ sustainability goals and energy needs, as well as the investment and financing criteria of investors. Failure to meet these expectations or to adequately address the risks and external pressures may impact our reputation and affect our ability to achieve favorable outcomes in future rate cases or our results of operations. The new presidential administration's efforts to roll back certain climate and diversity, equity, and inclusion policies and programs may conflict with the expectations of our customers, regulators, and investors, creating additional uncertainty as we look to balance our stakeholders' competing priorities, and could lead to litigation and government investigations. Furthermore, the increasing use of social media may accelerate and increase the potential scope of negative publicity we might receive and could increase the negative impact on our reputation, business, results of operations, and financial condition.

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

Our business is dependent on the global supply chain to ensure that equipment, materials, and other resources are available to both expand and maintain services in a safe and reliable manner. Protracted, expanding or escalating regional or international conflicts, including the conflicts involving Ukraine, Israel, and parts of the Middle East, as well as strained relationships between the United States and other countries related to such conflicts, could result in domestic and global supply chain disruptions that delay the delivery, or result in shortages of, materials, equipment, and other resources that are critical to our business operations. Failure to eliminate or manage the constraints in the supply chain may eventually impact the availability of items that are necessary to support normal operations as well as materials that are required to implement our corporate strategy for continued utility and infrastructure growth, including our renewable energy projects.

Moreover, prices of equipment, materials, and other resources have increased as a result of supply chain disruptions and may continue to increase in the future, as a result of inflation. Increases in inflation raise our costs for labor, materials, and services, and failure to secure these resources on economically acceptable terms, as well as any regulatory delay in adjusting rates to account for increased costs, may adversely impact our financial condition and results of operations.

In addition, the imposition of new tariffs, or other changes in United States trade policy, could trigger retaliatory actions by affected countries. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to result in or exacerbate global supply chain disruptions and/or inflation, which could result in an adverse impact on our business operations, financial condition, and/or capital plan.

2024 Form 10-K	31	WEC Energy Group, Inc.

We are actively involved with multiple significant capital projects, which are subject to a number of risks and uncertainties that could adversely affect project costs and completion of construction projects.

Our business requires substantial capital expenditures for investments in, among other things, capital improvements to our electric generating facilities, electric and natural gas distribution infrastructure, natural gas and LNG storage, and other projects, including projects for environmental compliance. We also expect to continue constructing and investing in renewable energy and natural gas generating facilities as part of our capital plan and our goal to be net carbon neutral by 2050. In addition, we continue to invest in technology and the development of software applications to support our businesses.

Achieving the intended benefits of any large construction project is subject to many uncertainties, some of which we will have limited or no control over, that could adversely affect project costs and completion time. Supply chain disruptions, including solar panel shortages and delays, increasing material costs, government tariffs, and other factors, could impact the timing of completion of our renewable projects. For example, the UFLPA's prohibition on imports of solar panels manufactured with certain silica-based products originating in Xinjiang, China, has and could delay the release of solar panels to us for our renewables projects. Additional risks include, but are not limited to, the ability to adhere to established budgets and time frames; the availability of labor or materials at estimated costs; the ability of contractors to perform under their contracts; strikes; adverse weather conditions; potential legal challenges; changes in applicable laws or regulations; rising interest rates; inflation; tariffs; the impact of public health crises; other governmental actions; continued public and policymaker support for such projects; and events in the global economy.

Certain of these projects require the approval of our regulators. If construction of commission-approved projects should materially and adversely deviate from the schedules, estimates, and/or projections on which the approval was based, our regulators may deem the additional capital costs as imprudent and disallow recovery of them through rates, and otherwise available PTCs and ITCs for renewable energy projects could be lost or lose value. Efforts to pause approvals related to wind development could threaten our ability to execute our capital plan. Other renewable energy sources, including solar developments, could also be at risk. In addition, regulators, in a future rate proceeding, may alter the timing or amount of certain costs for which recovery is allowed, such as was the case in the ICC's November 2023 rate orders for PGL and NSG.

Our subsidiaries sometimes incur significant engineering, design, and equipment costs in advance of receiving necessary regulatory approvals and/or siting or environmental permits. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. We may not be allowed to recover these penalties and other costs incurred in customer rates, which could have a material adverse effect on our results of operations. In addition, if any construction work or investments have already been recorded as an asset, an impairment may need to be recorded. Despite mitigation efforts we have undertaken, we may still experience significant losses or delayed recovery of these costs.

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

We have been subject to attempted cyber attacks from time to time, and will likely continue to be subject to such attempted attacks; however, these prior attacks have not had a material impact on our system or business operations. All of our assets and systems are potentially vulnerable to disability, failures, or unauthorized access due to physical or cybersecurity intrusions caused by human error, vendor bugs, terrorist or other physical attacks (including potential attacks on our substations and other electric distribution equipment), acts of war, or other malicious acts. Cybersecurity threats could result in a full or partial disruption of our ability to generate, transmit, purchase, or distribute electricity or natural gas or cause environmental repercussions. If our assets or systems were to fail, be physically damaged, or be breached, and were not recovered in a timely manner, we may be unable to perform critical business functions, and data, including sensitive information, could be compromised. Cybersecurity attacks, including attacks targeting utility systems and other critical infrastructure, may increase during periods of heightened or escalating geopolitical tensions.

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

2024 Form 10-K	32	WEC Energy Group, Inc.

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

Our continued efforts to integrate, consolidate, and streamline our operations have also resulted in increased reliance on current and recently completed projects for technology systems. The failure to enhance existing information technology systems and adopt or successfully implement new technology could adversely affect our operations. Cybersecurity threats, including those leveraging AI, continue to increase, and the security measures and preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems against unauthorized access to secured data and systems may be insufficient to safeguard against all security breaches. The failure of any of these important technologies, or our inability to support, update, expand, and/or integrate these technologies across our subsidiaries, could materially and adversely impact our operations, diminish customer confidence and our reputation, materially increase the costs we incur to protect against these risks, and subject us to possible financial liability or increased regulation or litigation.

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

Adoption of AI technologies could adversely affect our business, reputation, or financial results.

We are using AI primarily through services provided by our third party vendors. In addition, we are exploring the use of AI, including generative AI, and its ability to enhance the services we offer. There are significant risks involved in developing and deploying AI, and there can be no assurance that the use of AI will enhance our services or be beneficial to our business, including with respect to the efficiency and resiliency of our systems. Our AI-related efforts may give rise to risks related to accuracy, bias, discrimination, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others. In addition, the adoption of AI may subject us to new or enhanced governmental or regulatory scrutiny, laws, rules, directives, or regulations governing the use of AI, as well as litigation, ethical concerns, negative customer perceptions as to automation and AI, legal liability or other complications that could adversely affect our business, reputation, or financial results. We may not be able to recover our investments in AI technology through our regulatory proceedings. Similarly, as AI continues to evolve, we may not be able to adopt and implement AI as quickly as our customers or communities desire or regulators may require. AI is a relatively new and rapidly evolving technology, and we are unable to predict all of the risks that may result from our and our vendors' adoption of AI initiatives.

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

2024 Form 10-K	33	WEC Energy Group, Inc.

cells, and related energy storage devices, have technologically improved and have become more cost competitive than they were in the past.

Recent legislation, including the IRA and the Infrastructure Investment and Jobs Act, has promoted the construction and cost-effectiveness of renewable energy generation, including distributed generation technologies for self-supply of electricity by our customers and third parties. Increased use of technologies such as private solar and battery storage in our service territories could reduce our recovery of fixed costs, could result in customers leaving the electric distribution system, and could cause an increase in customer net energy metering, which allows customers with private solar to receive bill credits for surplus power at the full retail amount. Over time, customer adoption of these technologies could result in our electric utilities not being able to fully recover the costs and investment in generation.

Federal and state regulations and other efforts designed to promote and expand the use of distributed generation technologies also incentivize modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect to these distributed generation technologies. Other legislation or regulations could be adopted supporting the use of these technologies at below cost or that permit third-party sales from such facilities, and allow these facilities to interconnect to our distribution system. There is also a risk that advances in technology will continue to reduce the costs of these alternative methods of producing power to a level that is competitive with that of central station and utility-scale renewable power production. In addition, regulatory support of co-locating generation near data centers could impact our generation planning and its related cost recovery and could cause our generation to be less cost effective.

We also cannot predict the effect that development of alternative energy sources or new technology may have on our natural gas operations, including whether subsidies of alternative energy sources by local, state, and federal governments might be expanded, or what impact this might have on the supply of or the demand for natural gas.

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

We generate and distribute electricity and transport, distribute, and store natural gas, which involves numerous risks that may result in accidents and other operating risks and costs.

Inherent in electric generation and distribution and natural gas transportation, distribution, and storage activities are a variety of hazards and operational risks, such as leaks, accidental explosions, mechanical problems, fires, discharges or releases of toxic or hazardous substances or gases, and other environmental risks, which could materially and adversely affect our results of operations, financial condition, and cash flows. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to us. The location of natural gas pipelines and storage facilities near populated areas could increase the level of damages resulting from these risks. These activities may subject us to litigation and/or administrative proceedings from time to time, which could result in substantial monetary judgments, fines, or penalties against us, or be resolved on unfavorable terms. Further, delays in the replacement of aging infrastructure as a result of the ICC's orders in the 2023 PGL and NSG rate cases, as well as the ICC's decision in PGL's 2016 QIP rider reconciliation proceeding, may lead to increased costs and disruptions in operations that could also negatively impact our financial results.

We face risks related to our non-utility renewable energy facilities that could impact our return on investment or have a negative impact on our financial condition or results of operations.

The production of energy from wind and solar sites depends heavily on suitable weather conditions, which are variable. Wind conditions or solar irradiance that is unfavorable or below our estimates can cause electricity production, and therefore revenues and PTCs earned from non-utility renewable energy facilities, to be substantially below our expectations. We based our decisions about which sites to acquire and operate in part on the findings of studies of long-term meteorological data in the proposed area. Actual conditions at these sites, however, may not conform to the results of these studies.

Our renewable sites may experience performance issues and production shutdowns as a result of the quality of the wind turbine and solar panel components used in construction, as well as due to the availability of replacement parts. In addition, an increase in frequency and severity of weather conditions could cause disruptions to our sites to become more frequent and severe. Wind and solar equipment can be damaged by natural events such as lightning strikes that damage blades or in-ground systems used to collect electricity from turbines or panels. Sites also may experience production shutdowns or delayed restoration of production during

2024 Form 10-K	34	WEC Energy Group, Inc.

extreme weather conditions resulting in, among other things, damage to solar panels, icing on wind turbine blades, or restricted access to sites. The costs of repairing damage to these facilities may exceed the insurance limits on our insurance policies or may be outside the coverage afforded by our insurance policies. In addition, significant repair costs and/or continuous damage events could cause our insurance premiums to increase or lead to insurance coverage not being available at all. Damage to renewable facilities could also reduce operating capacity and cause the declaration of force majeure events. Customers may raise objections to force majeure declarations for these or similar operating issues. The failure to satisfy minimum operational or availability requirements under the PPAs could result in payment of damages or termination of the PPAs.

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

We do not own all the property and other sites on which our projects are located. Projects may be located on property or other sites occupied under long-term easements, leases, and rights of way. The ownership interests on these properties may be subject to mortgages securing loans or other liens and other easements, lease rights, and rights of way of third parties that were created previously. As a result, some of our real property rights may be subordinate to the rights of third parties, and the rights of our operating subsidiaries to use the property could be lost or curtailed, which could have an adverse effect on our business and financial conditions.

We have entered into long-term PPAs for the majority of our non-utility renewable energy operations with a small number of customers where their payment is based on the energy produced, and in some cases the REC value created, by our facilities. Although initial agreements are often ten years or more, in the future we may not be able to replace expiring PPAs related to our non-utility renewable energy facilities with contracts on acceptable terms, including at prices that support profitable operation of the facility. Decreases in the retail prices of electricity supplied by traditional utilities or the pricing of other clean energy sources in the regions where our non-utility renewable energy facilities are located could harm our ability to offer competitive pricing and to sign PPAs with customers. If we are unable to replace an expiring PPA with an acceptable new revenue contract, we may be required to sell the power produced by the facility at wholesale prices and be exposed to market fluctuations and risks, or the affected site may temporarily or permanently cease operations. If we are unable to replace an expired distributed generation PPA with an acceptable new contract, we may be required to remove the renewable energy facility from the site or, alternatively, we may have to sell the assets, but the sale price may not be sufficient to replace the revenue previously generated by the renewable energy facility.

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

2024 Form 10-K	35	WEC Energy Group, Inc.

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

Risks Related to Economic and Market Volatility

Our business is dependent on our ability to successfully access credit and capital markets on competitive terms and rates.

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

2024 Form 10-K	36	WEC Energy Group, Inc.

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

There are a number of factors that impact our credit ratings, including, but not limited to, capital structure, regulatory environment, the ability to cover liquidity requirements, and other requirements for capital. We could experience a downgrade in ratings if the rating agencies determine that our level of business or financial risk, or that of any of our utilities or the utility industry, has deteriorated. Changes in rating methodologies by the rating agencies could also have a negative impact on credit ratings. Any downgrade by the rating agencies could increase borrowing costs under certain existing credit facilities or future financings, decrease funding sources, limit the availability of adequate credit support for our operations, and trigger collateral requirements in various contracts.

The fluctuation in demand for certain commodities and their respective prices could negatively impact our operations.

Our operating and liquidity requirements are impacted by changes in the forward and current market prices of natural gas, coal, electricity, renewable energy credits, and ancillary services.

Our electric utilities burn natural gas in several of their electric generation plants and as a supplemental fuel at several coal-fired plants. In many instances the cost of purchased power is tied to the cost of natural gas. The cost of natural gas may increase because of disruptions in the supply of natural gas due to a curtailment in production or distribution, international market conditions, the demand for natural gas, and the availability of shale gas and potential regulations and/or other government action affecting its accessibility. Our electric utilities also burn coal at certain of their electric generation facilities. We may be obligated to pay for coal deliveries under our contracts even if our coal-fired generating facilities do not operate enough to fully utilize the amounts of coal covered by the contracts.

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

Changes in the demand for commodities and their respective prices could result in:

•Higher working capital requirements, particularly related to natural gas inventory, accounts receivable, and cash collateral postings;

2024 Form 10-K	37	WEC Energy Group, Inc.

•Reduced profitability to the extent that lower revenues, higher fuel costs, increased bad debt, and higher interest expense are not recovered through rates;
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

We own and operate several coal-fired electric generating units. Although we generally carry sufficient coal inventory at our generating facilities to protect against an interruption or decline in supply, there can be no assurance that the inventory levels will be adequate. While we have coal supply and transportation contracts in place, we cannot assure that the counterparties to these agreements will be able to fulfill their obligations to supply coal to us or that we will be able to take delivery of all the coal volume contracted for. Coal deliveries may occasionally be restricted because of rail congestion and maintenance, derailments, weather, public health crises, and supplier financial hardship as a result of decreased demand for coal.

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

2024 Form 10-K	38	WEC Energy Group, Inc.

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

In addition, we maintain rabbi trusts to fund our deferred compensation plans and other investments funds, including our clean energy funds, which from time to time, hold equity and debt investments that are subject to market fluctuations. Decreases in investment performance of these assets could materially adversely affect our results of operations, cash flows, and financial condition.

General Risks

We have recorded goodwill and other long-lived assets, including intangible assets, which could become impaired.

We assess goodwill for impairment on an annual basis or whenever events or circumstances occur that would more than likely indicate that the carrying amount of our reporting unit's net assets exceeds the reporting unit's fair value. At December 31, 2024, our goodwill was $3,052.8 million. Other long-lived assets, including intangible assets, are evaluated for impairment on an annual basis or whenever events or circumstances occur that indicate that an asset's carrying value may not be recoverable. If goodwill or other long-lived assets are deemed to be impaired, we may be required to incur a non-cash charge to earnings that could materially adversely affect our results of operations.

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

2024 Form 10-K	39	WEC Energy Group, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

Our CAO is responsible for enterprise-wide information technology services and cybersecurity system strategy. In this capacity, the CAO oversees the cybersecurity risk management program, which is maintained and implemented by the Enterprise Security Director. Our CAO has 25 years of experience at the company, during which time she has held a number of management and leadership positions, including Chief Information Officer, through which she has developed expertise in our IT/OT cybersecurity, data security, and physical security environment and risk profile.

The Enterprise Security Director, in collaboration with her team, is responsible for IT/OT cybersecurity, data security, and physical security. The Enterprise Security Director identifies, evaluates, and facilitates mitigation of cyber, data, and physical security risks and reports on cybersecurity matters and risks to the ERSC and the AOC. Our Enterprise Security Director has over 27 years of experience in IT/OT cybersecurity, data security and physical security, and is a certified information system security professional. She is also a member of numerous state and national cybersecurity organizations.

Cybersecurity Risk Management Program

Our cybersecurity-related risks are managed through monitoring, defense and response tools, audits and assessments of the program’s effectiveness, industry collaboration, and employee training and awareness. Our cybersecurity risk management program utilizes the cybersecurity framework and maturity models from the National Institute of Standards and Technology and the DOE to continually assess its maturity. This includes regular internal security audits and vulnerability assessments, as well as regular engagement with third-party security experts for external assessments of our security controls, including technical, physical, and social aspects. To better comprehend the scope and magnitude of any active threats to our industry and nation and their potential impact on our IT/OT systems, we communicate with other utility companies, government agencies, and other sectors of the economy concerning cybersecurity incidents. All employees are required to complete training annually regarding information security and acceptable use of corporate electronic resources. Annual role-based cybersecurity training as well as ongoing participation in a corporate phishing campaign program, is also required of employees and contractors. In addition, as part of the cybersecurity program, we have established controls and procedures to assess the adequacy of controls in place at third-party vendors to protect corporate information, including restricted and confidential restricted information we provide to third-party vendors, their employees, or authorized agents. These third-party vendors are also subject to a background investigation prior to being granted physical or electronic access to the company's private property, or physical access to customer premises on behalf of the company.

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

2024 Form 10-K	40	WEC Energy Group, Inc.

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

2024 Form 10-K	41	WEC Energy Group, Inc.

A. REGULATED

Electric Facilities

The following table summarizes information on our electric generation facilities, including owned and jointly owned facilities, as of December 31, 2024:

Name	Location	Fuel	Number of Generating Units	Capacity In MW (1)
Natural gas-fired plants
PWGS	Port Washington, WI	Natural Gas	2	1,220	(3)
Fox Energy Center	Wrightstown, WI	Natural Gas	3	581
Paris	Union Grove, WI	Natural Gas/Oil	4	360
Concord Generating Station	Watertown, WI	Natural Gas/Oil	4	357
VAPP	Milwaukee, WI	Natural Gas	2	268
Germantown Power Plant	Germantown, WI	Natural Gas/Oil	5	255
Whitewater	Whitewater, WI	Natural Gas/Oil	1	235
West Riverside	Beloit, WI	Natural Gas	1	191	(2)
De Pere Energy Center	De Pere, WI	Natural Gas/Oil	1	168
West Marinette Power Plant	Marinette, WI	Natural Gas	3	159
Weston	Rothschild, WI	Natural Gas	7	130
F.D. Kuester Generating Station	Negaunee, MI	Natural Gas	7	128
Pulliam	Green Bay, WI	Natural Gas	1	85
A.J. Mihm Generating Station	Baraga, MI	Natural Gas	3	55
Total natural gas-fired plants			44	4,192
Coal-fired plants
ERGS	Oak Creek, WI	Coal	2	1,083	(2) (3)
Weston	Rothschild, WI	Coal	2	708	(2) (7)
OCPP	Oak Creek, WI	Coal	2	599	(7)
Columbia	Portage, WI	Coal	2	308	(2) (7)
Total coal-fired plants			8	2,698
Wind facilities
Glacier Hills Wind Park	Cambria, WI	Wind	90	162
Blue Sky Green Field Wind Park	Fond du Lac, WI	Wind	88	145
Crane Creek Wind Park	Howard County, IA	Wind	66	99
Red Barn	Grant County, WI	Wind	28	82	(2)
Forward Wind	Fond du Lac County, WI	Wind	86	62	(2)
Montfort Wind Energy Center	Montfort, WI	Wind	20	30
Total wind facilities			378	580
Solar facilities
Paris	Kenosha County, WI	Solar	53	180	(2)
Two Creeks	Manitowoc County, WI	Solar	48	100	(2)
Badger Hollow I	Iowa County, WI	Solar	41	100	(2)
Badger Hollow II	Iowa County, WI	Solar	40	100	(2)
DER Facilities (5 in number)	Wisconsin	Solar	15	38	(8)
Solar Now	Wisconsin	Solar	29	30	(9)
Total solar facilities			226	548
Other renewable facilities
Hydro plants (30 in number)	WI and MI	Hydro	80	96	(4) (5)
Rothschild	Rothschild, WI	Biomass	1	44	(6)
Total other renewable facilities			81	140
Total electric generation facilities			737	8,158

(1)    Capacity for our electric generation facilities, other than wind and solar generating facilities, is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2025 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the

2024 Form 10-K	42	WEC Energy Group, Inc.

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

(7)    We expect to retire approximately 1,200 MWs of additional coal-fired generation, which includes the planned retirements of OCPP Units 7-8, the jointly-owned Columbia Units 1-2 while investigating conversion of at least one unit to natural gas, and Weston Unit 3.

(8)    DER facilities are distribution system interconnected solar projects that are typically 5-10 MWs each.

(9)    See the Corporate Developments section for more information on the Solar Now program.

As of December 31, 2024, we operated approximately 35,300 miles of overhead distribution lines and approximately 37,100 miles of underground distribution cable, as well as approximately 420 electric distribution substations and approximately 640,100 line transformers.

Natural Gas Facilities

At December 31, 2024, our natural gas properties were located in Illinois, Wisconsin, Minnesota, and Michigan, and consisted of the following:

•Approximately 47,000 miles of natural gas distribution mains,
•Approximately 1,300 miles of natural gas transmission mains,
•Approximately 2.4 million natural gas lateral services,
•Approximately 510 natural gas distribution and transmission gate stations,
•Approximately 67.0 Bcf of working gas capacities in underground natural gas storage fields:
◦Bluewater, 27.6 Bcf of fields located in southeastern Michigan,
◦Manlove, a 36.5 Bcf field located in central Illinois,
◦Partello, a 2.9 Bcf field located in southern Michigan,
•A 2.0 Bcf LNG plant located in central Illinois,
•Two 1.0 Bcf LNG plants located in southern Wisconsin,
•A peak-shaving facility that can store the equivalent of approximately 80 MDth in liquefied petroleum gas located in Illinois, and
•LNG storage plants, located in Wisconsin, with a total send-out capability of 273,600 Dth per day.

Our natural gas distribution and gas storage systems included distribution and transmission mains connected to the pipeline transmission systems of Alliance Pipeline, ANR Pipeline Company, Centra Pipelines, Consumers Energy, DTE Gas Company, Enbridge Gas Inc., Great Lakes Transmission Company, Guardian Pipeline L.L.C., Interstate Power and Light Company, Kinder Morgan Illinois Pipeline, Midwestern Gas Pipeline Company, Natural Gas Pipeline Company of America, Nicor Gas, Northern Border Pipeline Company, Northern Natural Gas Company, Northwest Gas of Cottonwood County, LLC, Northwestern Energy, Panhandle Gas Transmission, SEMCO, Trunkline Gas Pipeline, Vector Pipeline Company, and Viking Gas Transmission. Our LNG storage plants convert and store, in liquefied form, natural gas received during periods of low consumption.

We also own office buildings, natural gas regulating and metering stations, and major service centers, including garage and warehouse facilities, in certain communities we serve. Where distribution lines and services and natural gas distribution mains and services occupy private property, we have in some, but not all instances, obtained consents, permits, or easements for these

2024 Form 10-K	43	WEC Energy Group, Inc.

installations from the apparent owners or those in possession of those properties, generally without an examination of ownership records or title.

Steam Facilities

As of December 31, 2024, the steam system supplied by the VAPP consisted of approximately 40 miles of both high pressure and low pressure steam piping, approximately four miles of walkable tunnels, and other pressure regulating equipment.

General

Substantially all of PGL's and NSG's properties are subject to the lien of the respective company's mortgage indenture for the benefit of bondholders.

B. NON-UTILITY ENERGY INFRASTRUCTURE SEGMENT

The non-utility energy infrastructure segment includes We Power, Bluewater, and WECI. We Power and Bluewater are considered non-utility energy infrastructure operations, however, their facilities are shown in the regulated section. We Power owns and leases generating facilities to WE. We Power's share of the ERGS units and both PWGS units are being leased to WE under long-term leases. Bluewater provides natural gas storage and hub services primarily to WE, WPS, and WG. WECI has ownership interests in eight wind and four solar generating facilities. For more information on recent renewable facility acquisitions, see Note 2, Acquisitions.

The following table summarizes information on WECI's renewable generating facilities as of December 31, 2024:

Name	Location	Ownership Percentage (%) (1)	Number of Generating Units	Nameplate Capacity In MW (2)
Renewable generating facilities
Delilah I	Lamar, Franklin, Hopkins and Red River Counties, Texas	90.0%	410	300.0
Thunderhead	Antelope and Wheeler Counties, Nebraska	90.0%	108	299.3
Blooming Grove	McLean County, Illinois	90.0%	94	260.9
Sapphire Sky	McLean County, Illinois	90.0%	64	259.8
Maple Flats	Clay County, Illinois	90.0%	343	250.0
Samson I	Lamar, Franklin, Hopkins and Red River Counties, Texas	90.0%	340	250.0
Upstream	Antelope County, Nebraska	90.0%	81	202.5
Jayhawk	Bourbon and Crawford Counties, Kansas	90.0%	70	197.4
Tatanka Ridge	Deuel County, South Dakota	85.6%	56	154.8
Bishop Hill III	Henry County, Illinois	90.0%	53	132.1
Coyote Ridge	Brookings County, South Dakota	81.6%	39	97.4
Total renewable generating facilities			1,658	2,404.2

(1)    Invenergy Services LLC operates these renewable facilities.

(2)    Nameplate capacity is the amount of energy a source should produce under optimal conditions, such as optimal wind speeds or solar irradiance.

In February 2025, WECI completed the acquisition of a 90% ownership interest in Hardin III, a 250 MW wind generating facility in Hardin County, Ohio.

2024 Form 10-K	44	WEC Energy Group, Inc.

ITEM 3. LEGAL PROCEEDINGS

In addition to those legal proceedings discussed in Note 24, Commitments and Contingencies, and Note 26, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

2024 Form 10-K	45	WEC Energy Group, Inc.

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

Joshua M. Erickson. Age 52.
•WEC Business Services (a centralized service company of WEC Energy Group) – Assistant Corporate Secretary since January 2025. Vice President and Deputy General Counsel since August 2021. Director-Legal Services – Corporate and Finance from June 2015 through July 2021.
•WE — Assistant Corporate Secretary since January 2025.

Robert M. Garvin. Age 58.
•WEC Energy Group — Executive Vice President - External Affairs since June 2015.
•WEC Business Services (a centralized service company of WEC Energy Group) — Executive Vice President - External Affairs since January 2019.

William J. Guc. Age 55.
•WEC Energy Group — Controller since October 2015. Vice President since June 2015.
•WE — Vice President and Controller since October 2015. Assistant Corporate Secretary from January 2020 to December 2024.

Michael W. Hooper. Age 51.
•WEC Business Services (a centralized service company of WEC Energy Group) — Director since April 2024.
•WE — President since April 2024.
•NiSource, Inc. — Senior Vice President and President, NIPSCO from May 2020 to March 2024. Senior Vice President, Regulatory, Legislative Affairs and Strategy from 2018 to 2020. NiSource is a public utility holding company whose operating subsidiaries provide natural gas and electric service to customers across Indiana, Kentucky, Maryland, Ohio, Pennsylvania, and Virginia. NIPSCO is a public natural gas and electric utility company in Indiana.

Margaret C. Kelsey. Age 60.
•WEC Energy Group — Executive Vice President, Corporate Secretary and General Counsel since January 2018.
•WE — Executive Vice President, Corporate Secretary and General Counsel since January 2018. Director since January 2018.

Daniel P. Krueger. Age 59.
•WEC Business Services (a centralized service company of WEC Energy Group) — Executive Vice President - Infrastructure and Generation Planning since October 2023. Executive Vice President from January 2019 to October 2023.

Scott J. Lauber. Age 59.
•WEC Energy Group — President and Chief Executive Officer since February 2022. Senior Executive Vice President and Chief Operating Officer from June 2020 to January 2022. Senior Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Director since February 2022.
•WE — Chairman of the Board and Chief Executive Officer since February 2022. President from January 2022 to April 2024. Executive Vice President from June 2020 to December 2021. Executive Vice President and Chief Financial Officer from October 2019 to June 2020. Director since April 2016.

Xia Liu. Age 55.
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

2024 Form 10-K	46	WEC Energy Group, Inc.

William Mastoris. Age 61.
•WEC Business Services (a centralized service company of WEC Energy Group) – Vice President since June 2024. Executive Vice President – Customer Service and Operations from December 2021 to June 2024. Vice President – Supply Chain and Fleet from January 2019 through November 2021. Director from November 2021 to December 2024.
•WE – Executive Vice President – Customer Service and Operations from December 2021 to June 2024. Director from November 2021 to June 2024.

Molly A. Mulroy. Age 49.
•WEC Business Services (a centralized service company of WEC Energy Group) – Executive Vice President and Chief Administrative Officer since August 2021. Vice President and Chief Information Officer from January 2019 through July 2021. Director since November 2021.

Anthony L. Reese. Age 43.
•WEC Energy Group — Vice President and Treasurer since October 2019.
•WE — Vice President and Treasurer since October 2019.

Mary Beth Straka. Age 60.
•WEC Energy Group — Senior Vice President - Corporate Communications and Investor Relations since June 2015.

Certain executive officers also hold officer and/or director positions at WEC Energy Group's other significant subsidiaries.

2024 Form 10-K	47	WEC Energy Group, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Number of Common Shareholders

As of January 31, 2025, based upon the number of WEC Energy Group shareholder accounts (including accounts in our stock purchase and dividend reinvestment plan), we had approximately 34,000 registered shareholders.

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

ITEM 6. RESERVED

2024 Form 10-K	48	WEC Energy Group, Inc.

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

Corporate Strategy

Our goal is to continue to build and sustain long-term value for our shareholders and customers by focusing on the fundamentals of our business: environmental stewardship; reliability; operating efficiency; financial discipline; exceptional customer care; and safety. Our capital plan provides a roadmap for us to achieve this goal. It is an aggressive plan to cut emissions, maintain superior reliability, deliver significant savings for customers, and grow our investment in the future of energy.

Throughout our strategic planning process, we take into account important developments, risks and opportunities, including new technologies, customer preferences and affordability, energy resiliency efforts, and sustainability.

Creating a Sustainable Future

Our capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. The retirements are intended to address compliance with the EPA Clean Air rules as well as contribute to meeting our goals to reduce CO2 emissions from our electric generation. When taken together, the retirements and new investments in renewables and reliable, efficient natural gas generation should better balance our supply with our demand, while helping to address compliance and maintaining reliable, affordable energy for our customers.

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

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units and plan to co-fire with natural gas at Weston Unit 4. By the end of 2030, we expect to use coal as a backup fuel only and to be in a position to eliminate coal as an energy source by the end of 2032.

We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating unit. We expect to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8, the jointly-owned Columbia Units 1 and 2, and Weston Unit 3. For more information on the retirement of OCPP Units 5 and 6, see Note 6, Regulatory Assets and Liabilities. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following new investments:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and
•565 MWs of battery storage.

2024 Form 10-K	49	WEC Energy Group, Inc.

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

In May 2024, WE completed the acquisition of an additional 100 MWs of West Riverside's nameplate capacity, a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin operated by an unaffiliated utility. See Note 2, Acquisitions, for more information.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 29 Solar Now projects and currently has another one under construction, together totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to WE's portfolio. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale, Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS. Under this program, WE has signed up seven customers for a total of 59 MWs of generation capacity.

In August 2021, the PSCW approved pilot programs for WE and WPS to install and maintain EV charging equipment for customers at their homes or businesses. We proposed modifications to these pilot programs, which were approved by the PSCW and implemented on January 1, 2025. The programs provide direct benefits to customers by removing cost barriers associated with installing EV equipment. In October 2021, subject to the receipt of any necessary regulatory approvals, we pledged to expand the EV charging network within the service territories of our electric utilities. In doing so, we joined a coalition of utility companies in a unified effort to make EV charging convenient and widely available throughout the Midwest. The coalition we joined is planning to help build and grow EV charging corridors, enabling the general public to safely and efficiently charge their vehicles.

We also continue to focus on methane emission reductions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems in Wisconsin. The RNG supplied will directly replace higher-emission methane from natural gas that would have entered our pipes. We currently have contracts in place for 2.1 Bcf of RNG. In addition, subject to regulatory approval and market conditions, we expect to procure RTCs.

In December 2023, we started a pilot program with Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer of an organic solid flow battery, to test this new form of long-duration energy storage on the U.S. electric grid at our VAPP. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. We expect the pilot activities to continue into 2025.

Reliability

We have made significant reliability-related investments in recent years, and in accordance with our capital plan, expect to continue strengthening and modernizing our generation fleet, as well as our electric and natural gas distribution networks to further improve reliability.

2024 Form 10-K	50	WEC Energy Group, Inc.

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

•Through the SMP, PGL had been working to replace old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system. In November 2023, the ICC ordered PGL to pause spending on the SMP until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. The ICC granted PGL a limited-scope rehearing related to authorized spending for the completion of SMP projects that started in 2023 and the authorized spending for emergency repairs needed to ensure the safety and reliability of PGL's delivery system. On May 30, 2024, the ICC issued a written order on the rehearing, approving $28.5 million of additional spending for emergency work, which represents a $1.6 million increase to PGL's annual revenue requirement.

On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations under its SMP. For more         information, see Note 26, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Future Illinois Proceedings.

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and storm hardening.

We expect to spend approximately $4.5 billion from 2025 to 2029 on reliability related projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our company and will continue to do so under our capital plan. For example, we are making progress on our AMI program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between our utilities and our customers. This program reduces the manual effort for disconnects and reconnects and enhances outage management capabilities.

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

Our planned investment focus from 2025 to 2029 is in our regulated utilities and our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $24.4 billion from 2025 to 2029. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $3.2 billion. In February 2025, we invested approximately $405.9 million in our non-utility energy infrastructure business with the acquisition of Hardin III. Specific projects included in the $28.0 billion capital plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects. Also, see Note 2, Acquisitions, for additional information on the acquisition of Hardin III and other recent and pending transactions. See Note 3, Disposition, for more information on the disposal of real estate.

2024 Form 10-K	51	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our Results of Operations includes comparisons of our results for the year ended December 31, 2024 with the year ended December 31, 2023, and for the year ended December 31, 2023 with the year ended December 31, 2022.

Consolidated Earnings

The following table compares our consolidated results, including favorable or better, "B," and unfavorable or worse, "W," variances:

	Year Ended December 31
				B (W)	B (W)
(in millions, except per share data)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Wisconsin	$863.1	$851.3	$758.4	$11.8	$92.9
Illinois	252.1	140.0	226.9	112.1	(86.9)
Other states	54.5	48.1	39.7	6.4	8.4
Electric transmission	141.0	119.1	129.5	21.9	(10.4)
Non-utility energy infrastructure	380.8	336.0	324.4	44.8	11.6
Corporate and other	(164.3)	(162.8)	(70.8)	(1.5)	(92.0)
Net income attributed to common shareholders	$1,527.2	$1,331.7	$1,408.1	$195.5	$(76.4)

Diluted earnings per share	$4.83	$4.22	$4.45	$0.61	$(0.23)

2024 Compared with 2023

Earnings increased $195.5 million during 2024, compared with 2023. The significant factors impacting the $195.5 million increase in earnings were:

•A $112.1 million increase in net income attributed to common shareholders at the Illinois segment, primarily due to a $178.9 million impairment recorded in 2023 associated with the ICC's disallowance of certain incurred capital costs in its November 2023 rate orders for PGL and NSG. An increase in margins related to the impacts of the November 2023 rate orders,

2024 Form 10-K	52	WEC Energy Group, Inc.

effective December 1, 2023 for PGL, and February 1, 2024 for NSG, also contributed to the higher net income. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. Partially offsetting these increases were higher property and revenue taxes, depreciation and amortization, and natural gas distribution and maintenance costs, along with a $25.3 million pre-tax charge to income related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation. See Note 26, Regulatory Environment, for more information on the PGL and NSG rate orders and the ICC's disallowance.

•A $44.8 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by higher operating income at WECI and an increase in PTCs from our non-utility renewable generating facilities in 2024.

•A $21.9 million increase in net income attributed to common shareholders at the electric transmission segment, driven by higher equity earnings from ATC primarily due to the positive impact of a FERC order issued in October 2024 addressing complaints related to ATC's ROE. For information on this FERC order, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC also contributed to the year-over-year increase in equity earnings.

•An $11.8 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in margins due to the impact of the Wisconsin limited rate case re-openers approved by the PSCW, effective January 1, 2024, and a positive impact from collections of fuel and purchased power costs. These increases were partially offset by higher operating expenses, primarily driven by higher depreciation and amortization. See Note 26, Regulatory Environment, for more information on the limited rate case re-openers.

2023 Compared with 2022

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

•An $86.9 million decrease in net income attributed to common shareholders at the Illinois segment, driven by higher operating expenses, primarily due to a $178.9 million pre-tax impairment associated with the ICC's disallowance of certain incurred capital costs in its November 2023 rate orders for PGL and NSG, and the year-over-year impact of a gain recorded in 2022 on the sale of certain real estate by PGL. Partially offsetting these increases in operating expenses were lower natural gas distribution and maintenance costs and a decrease in expenses related to charitable contributions. Higher margins, due to a positive impact from PGL's rate order, effective December 1, 2023, and continued capital investment in the SMP project in 2023 under PGL's former QIP rider, also partially offset the net increase in operating expenses.

•A $10.4 million decrease in net income attributed to common shareholders at the electric transmission segment, driven by the positive impact in 2022 related to the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For information on this D.C. Circuit Court of Appeals opinion, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints in our 2023 Annual Report on Form 10-K.

These decreases in earnings were partially offset by:

•A $92.9 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by an increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023, and a positive year-over-year impact from collections of fuel and purchased power costs. These positive impacts were partially offset by a decrease in margins due to lower sales volumes, and higher operating expenses, including increases in expenses related to transmission, depreciation and amortization, and regulatory amortizations.

2024 Form 10-K	53	WEC Energy Group, Inc.

•An $11.6 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, primarily due to an increase in PTCs driven by the acquisition of additional renewable generation facilities in the second half of 2022 and the first quarter of 2023, partially offset by higher interest expense.

•An $8.4 million increase in net income attributed to common shareholders at the other states segment, driven by higher margins due to an interim rate increase at MERC, effective January 1, 2023. See Note 26, Regulatory Environment, for more information. This positive impact was partially offset by a decrease in margins due to lower sales volumes and increases in depreciation and amortization and interest expense.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders for the year ended December 31, 2024 was $863.1 million, representing an $11.8 million, or 1.4%, increase over the prior year. The higher earnings were driven by an increase in margins due to the impact of the Wisconsin limited rate case re-openers approved by the PSCW, effective January 1, 2024, and a positive impact from collections of fuel and purchased power costs. These increases were partially offset by higher operating expenses, primarily driven by higher depreciation and amortization. See Note 26, Regulatory Environment, for more information on the limited rate case re-openers.

2024 Form 10-K	54	WEC Energy Group, Inc.

The Wisconsin segment's contribution to net income attributed to common shareholders for the year ended December 31, 2023 was $851.3 million, representing a $92.9 million, or 12.2%, increase over the prior year. The higher earnings were driven by an increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023, and a positive year-over-year impact from collections of fuel and purchased power costs. These positive impacts were partially offset by a decrease in margins due to lower sales volumes, and higher operating expenses, including increases in expenses related to transmission, depreciation and amortization, and regulatory amortizations.

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating revenues	$6,330.5	$6,625.9	$6,960.5	$(295.4)	$(334.6)

Operating expenses
Cost of sales (1)	2,117.6	2,510.6	3,208.8	393.0	698.2
Other operation and maintenance	1,547.9	1,531.3	1,351.3	(16.6)	(180.0)
Depreciation and amortization	919.9	851.5	754.7	(68.4)	(96.8)
Property and revenue taxes	169.6	179.2	182.6	9.6	3.4
Operating income	1,575.5	1,553.3	1,463.1	22.2	90.2

Other income, net	146.6	137.6	99.9	9.0	37.7
Interest expense	637.3	601.0	555.9	(36.3)	(45.1)
Income before income taxes	1,084.8	1,089.9	1,007.1	(5.1)	82.8

Income tax expense	220.5	237.4	247.5	16.9	10.1
Preferred stock dividends of subsidiary	1.2	1.2	1.2	—	—
Net income attributed to common shareholders	$863.1	$851.3	$758.4	$11.8	$92.9

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operation and maintenance not included in line items below	$659.6	$635.1	$655.8	$(24.5)	$20.7
Transmission (1)	543.3	540.4	430.9	(2.9)	(109.5)
Regulatory amortizations and other pass through expenses (2)	215.9	208.2	145.5	(7.7)	(62.7)
We Power (3)	131.4	141.4	108.1	10.0	(33.3)
Earnings sharing mechanisms (4)	(4.3)	5.6	(13.5)	9.9	(19.1)
Other	2.0	0.6	24.5	(1.4)	23.9
Total other operation and maintenance	$1,547.9	$1,531.3	$1,351.3	$(16.6)	$(180.0)
(1)    Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During 2024, 2023, and 2022, $565.3 million, $520.4 million, and $516.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

During 2022, WE and WPS amortized $81.0 million of the regulatory liabilities associated with their transmission escrows to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. This amortization drove the lower transmission expense during 2022.

(2)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income. Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs, as well as certain costs associated with our jointly-owned Columbia plant. As a result, our Wisconsin utilities defer as a regulatory asset or liability, the difference between these actual costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

2024 Form 10-K	55	WEC Energy Group, Inc.

(3)    Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During 2024, 2023, and 2022, $115.8 million, $124.5 million, and $121.7 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

(4)    Represents operation and maintenance associated with the earnings mechanisms we have in place. In 2024, earnings sharing was reduced by the impact of the deferral of amounts collected in rates related to Badger Hollow II prior to its in-service date, which was delayed, as approved by the PSCW in the Wisconsin limited rate case reopener effective January 1, 2024. Additionally, in 2022, earnings sharing was reduced by amortization related to certain regulatory liability balances associated with WPS's 2020 earnings sharing mechanism to offset certain 2022 revenue deficiencies, as approved by the PSCW in order to forego filing for 2022 base rate increases. See Note 26, Regulatory Environment, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
				B (W)	B (W)
Electric Sales Volumes (MWh - in thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer class
Residential	11,025.3	10,966.8	11,372.6	58.5	(405.8)
Small commercial and industrial (1)	12,815.8	12,729.9	12,867.1	85.9	(137.2)
Large commercial and industrial (1)	11,966.7	11,992.8	12,181.6	(26.1)	(188.8)
Other	125.1	128.6	139.0	(3.5)	(10.4)
Total retail (1)	35,932.9	35,818.1	36,560.3	114.8	(742.2)
Wholesale	1,648.2	1,821.8	2,444.7	(173.6)	(622.9)
Resale	5,863.1	6,015.5	3,962.8	(152.4)	2,052.7
Total sales in MWh (1)	43,444.2	43,655.4	42,967.8	(211.2)	687.6

(1)    Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Year Ended December 31
				B (W)	B (W)
Natural Gas Sales Volumes (Therms - in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer class
Residential	968.5	1,014.8	1,189.6	(46.3)	(174.8)
Commercial and industrial	625.2	660.1	746.6	(34.9)	(86.5)
Total retail	1,593.7	1,674.9	1,936.2	(81.2)	(261.3)
Transportation	1,316.5	1,321.6	1,438.1	(5.1)	(116.5)
Total sales in therms	2,910.2	2,996.5	3,374.3	(86.3)	(377.8)

	Year Ended December 31
				B (W)	B (W)
Weather (Degree Days)	2024	2023	2022	2024 vs 2023	2023 vs 2022
WE and WG (1)
Heating (6,461 Normal)	5,190	5,409	6,369	(4.0)%	(15.1)%
Cooling (790 Normal)	831	876	944	(5.1)%	(7.2)%

WPS (2)
Heating (7,329 Normal)	6,015	6,544	7,387	(8.1)%	(11.4)%
Cooling (554 Normal)	608	596	718	2.0%	(17.0)%

UMERC (3)
Heating (8,369 Normal)	7,190	7,539	8,643	(4.6)%	(12.8)%
Cooling (345 Normal)	317	315	358	0.6%	(12.0)%

(1)    Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

2024 Form 10-K	56	WEC Energy Group, Inc.

(3)    Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Electric revenues	$4,921.6	$5,010.8	$4,971.8	$(89.2)	$39.0
Natural gas revenues	1,408.9	1,615.1	1,988.7	(206.2)	(373.6)
Operating revenues	6,330.5	6,625.9	6,960.5	(295.4)	(334.6)

Operating expenses
Fuel and purchased power	(1,455.7)	(1,615.9)	(1,881.4)	160.2	265.5
Cost of natural gas sold	(661.9)	(894.7)	(1,327.4)	232.8	432.7
Other operation and maintenance (1)	(1,095.1)	(1,133.8)	(978.2)	38.7	(155.6)
Depreciation and amortization	(919.9)	(851.5)	(754.7)	(68.4)	(96.8)
Property and revenue taxes	(169.6)	(179.2)	(182.6)	9.6	3.4
Gross margin (GAAP)	2,028.3	1,950.8	1,836.2	77.5	114.6

Other operation and maintenance (1)	1,095.1	1,133.8	978.2	(38.7)	155.6
Depreciation and amortization	919.9	851.5	754.7	68.4	96.8
Property and revenue taxes	169.6	179.2	182.6	(9.6)	(3.4)
Utility margin (non-GAAP)	$4,212.9	$4,115.3	$3,751.7	$97.6	$363.6

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

2024 Compared with 2023

Gross margin (GAAP) at the Wisconsin segment increased $77.5 million during 2024, compared to 2023 and utility margin (non-GAAP) increased $97.6 million during 2024, compared to 2023. Both measures were driven by:

•A $48.7 million increase in margins related to the impact of the Wisconsin limited rate case re-openers approved by the PSCW, effective January 1, 2024.

•A $38.5 million year-over-year positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for future recovery or refund to customers.

•A $9.1 million increase in revenues primarily related to third-party use of our assets.

These increases in margins were partially offset by a $3.6 million decrease in margins related to lower retail sales volumes, driven by the impact of warmer winter weather during 2024, compared with 2023. As measured by heating degree days, 2024 was 4.0% and 8.1% warmer than 2023 in the Milwaukee area and Green Bay area, respectively.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $68.4 million increase in depreciation and amortization; and

2024 Form 10-K	57	WEC Energy Group, Inc.

•A $10.5 million increase in electric and natural gas distribution expenses.

These increases were partially offset by:

•A $34.9 million decrease in other operation and maintenance related to our power plants;

•A $10.0 million decrease in other operation and maintenance expense related to the We Power leases;

•A $10.0 million decrease in expense related to the settlement of certain items in our rate orders; and

•A $9.6 million decrease in property and revenue taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $75.4 million during 2024, compared with 2023. The significant factors impacting the increase in other operating expenses were:

•A $68.4 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $24.9 million increase in benefit costs, primarily driven by higher stock-based compensation expense.

•A $22.1 million decrease in pre-tax gains on the sales of land, primarily related to the land sale at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Dispositions, for more information.

•A $10.9 million increase in expenses associated with legal matters.

•A $10.5 million increase in electric and natural gas distribution expenses, primarily driven by storm restoration and higher costs to maintain the distribution systems.

•A $7.7 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

These increases in other operating expenses were partially offset by:

•A $34.9 million decrease in other operating and maintenance related to our power plants, driven by the resolution of certain items as a result of the December 2024 Wisconsin rate orders approved by the PSCW, as well as lower severance expense during 2024.

•A $10.0 million decrease in other operation and maintenance expense related to the We Power leases, as discussed in the notes under the other operation and maintenance table above.

•A $10.0 million decrease in expense, driven by the resolution of certain items as a result of the December 2024 Wisconsin rate order approved by the PSCW, as well as the October 2024 UMERC rate order approved by the MPSC.

•A $9.9 million decrease in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities, as discussed in the notes under the other operation and maintenance table above. See Note 26, Regulatory Environment, for more information.

•A $9.6 million decrease in property and revenue taxes driven by a favorable adjustment related to a sales tax audit at WE.

Other Income, Net

Other income, net at the Wisconsin segment increased $9.0 million during 2024, compared with 2023, driven by higher interest income primarily due to interest earned on amounts due from ATC for the construction of transmission infrastructure upgrades needed for new generation projects. We are required to initially fund these expenditures, and ATC reimburses us when the new

2024 Form 10-K	58	WEC Energy Group, Inc.

generation is placed in service. See Note 21, Investment in Transmission Affiliates, for more information. Higher interest income on cash balances also contributed to the increase.

Interest Expense

Interest expense at the Wisconsin segment increased $36.3 million during 2024, compared with 2023. The increase was primarily due to the impact of WE issuing long-term debt in 2024. See Note 14, Long-Term Debt, for more information. Also contributing to the increase were higher average short-term debt balances and higher average short-term debt interest rates.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $16.9 million during 2024, compared with 2023. The decrease was primarily due to a $10.2 million increase in PTCs and lower pre-tax income. See Note 16, Income Taxes, for more information.

2023 Compared with 2022

Gross margin (GAAP) at the Wisconsin segment increased $114.6 million during 2023, compared to 2022 and utility margin (non-GAAP) increased $363.6 million during 2023, compared to 2022. Both measures were driven by:

•A $447.1 million increase in margins related to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2023.

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

•A $15.7 million increase in margins during 2023, related to the expiration of a capacity purchase contract in connection with the acquisition of the Whitewater facility, effective January 1, 2023.

These increases in margins were partially offset by:

•A $125.3 million decrease in margins related to lower retail sales volumes, driven by the impact of unfavorable weather during 2023, compared with 2022. As measured by cooling degree days, 2023 was 7.2% and 17.0% cooler than 2022 in the Milwaukee area and Green Bay area, respectively. As measured by heating degree days, 2023 was 15.1% and 11.4% warmer than 2022 in the Milwaukee area and Green Bay area, respectively.

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

Additionally, the smaller increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $109.5 million increase in transmission expense;

•A $96.8 million increase in depreciation and amortization;

•A $33.3 million increase in other operation and maintenance expense related to the We Power leases; and

2024 Form 10-K	59	WEC Energy Group, Inc.

•A $29.4 million increase in other operation and maintenance related to our power plants; partially offset by

•A $15.6 million decrease in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $273.4 million during 2023, compared with 2022. The significant factors impacting the increase in other operating expenses were:

•A $109.5 million increase in transmission expense as approved in the PSCW's 2023 rate orders, effective January 1, 2023. See the notes under the other operation and maintenance table above for more information. This amount is net of a deferral of $11.9 million approved by the PSCW in June 2023, retroactive to December 1, 2022, in response to a FERC order eliminating reactive power compensation to our utilities, as discussed above.

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

•A $29.4 million increase in other operating and maintenance related to our power plants, driven by increases to certain plant-related regulatory assets in 2022 as a result of the December 2022 Wisconsin rate orders as well as operating costs associated with Whitewater, which we purchased in January 2023. These increases were partially offset by lower severance expense during 2023.

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

Interest Expense

Interest expense at the Wisconsin segment increased $45.1 million during 2023, compared with 2022. The increase was primarily due to the impact of WE and WPS issuing long-term debt during the third and fourth quarters of 2022, respectively, and higher average short-term debt balances and increased short-term debt interest rates. Also contributing to the increase was the 2022 deferral of $8.2 million of interest expense related to capital investments made by WG since its 2020 rate case, as approved by the PSCW in an order that allowed our Wisconsin utilities to offset certain 2022 revenue deficiencies in order to forego filing for 2022 base rate increases. This deferred interest expense was amortized over a two-year period. During 2023, WG amortized $4.1 million

2024 Form 10-K	60	WEC Energy Group, Inc.

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

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders for the year ended December 31, 2024 was $252.1 million, representing a $112.1 million, or 80.1%, increase from the prior year. The increase was primarily due to a $178.9 million impairment recorded in 2023 associated with the ICC's disallowance of certain incurred capital costs in its November 2023 rate orders for PGL and NSG. An increase in margins related to the impacts of the November 2023 rate orders, effective December 1, 2023 for PGL, and February 1, 2024 for NSG, also contributed to the higher net income. SMP costs that were previously being recovered under PGL's QIP rider are now included in PGL's base rates. Partially offsetting these increases were higher property and revenue taxes, depreciation and amortization, and natural gas distribution and maintenance costs, along with a $25.3 million pre-tax charge to income related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation. See Note 26, Regulatory Environment, for more information on the PGL and NSG rate orders and the ICC's disallowance.

The Illinois segment's contribution to net income attributed to common shareholders for the year ended December 31, 2023 was $140.0 million, representing an $86.9 million, or 38.3%, decrease from the prior year. The decrease was driven by higher operating expenses, primarily due to a $178.9 million pre-tax impairment associated with the ICC's disallowance of certain incurred capital costs in its November 2023 rate orders for PGL and NSG, and the year-over-year impact of a gain recorded in 2022 on the sale of certain real estate by PGL. Partially offsetting these increases in operating expenses were lower natural gas distribution and maintenance costs and a decrease in expenses related to charitable contributions. Higher margins, due to a positive impact from PGL's rate order, effective December 1, 2023, and continued capital investment in the SMP project in 2023 under PGL's former QIP rider, also partially offset the net increase in operating expenses.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating revenues	$1,602.4	$1,557.8	$1,890.9	$44.6	$(333.1)

Operating expenses
Cost of natural gas sold	376.7	443.0	792.5	66.3	349.5
Other operation and maintenance	461.5	397.9	459.2	(63.6)	61.3
Impairment related to ICC disallowances	12.1	178.9	—	166.8	(178.9)
Depreciation and amortization	255.4	237.3	230.9	(18.1)	(6.4)
Property and revenue taxes	59.9	29.9	38.6	(30.0)	8.7
Operating income	436.8	270.8	369.7	166.0	(98.9)

Other income, net	7.6	6.7	14.1	0.9	(7.4)
Interest expense	94.7	88.9	73.8	(5.8)	(15.1)
Income before income taxes	349.7	188.6	310.0	161.1	(121.4)

Income tax expense	97.6	48.6	83.1	(49.0)	34.5
Net income attributed to common shareholders	$252.1	$140.0	$226.9	$112.1	$(86.9)

2024 Form 10-K	61	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operation and maintenance not included in the line items below	$318.5	$303.4	$319.4	$(15.1)	$16.0
Riders (1)	139.7	94.3	127.2	(45.4)	32.9
Regulatory amortizations (1)	2.3	0.2	(2.4)	(2.1)	(2.6)
Other	1.0	—	15.0	(1.0)	15.0
Total other operation and maintenance	$461.5	$397.9	$459.2	$(63.6)	$61.3

(1)    These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
				B (W)	B (W)
Natural Gas Sales Volumes (Therms - in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer Class
Residential	745.4	778.1	907.0	(32.7)	(128.9)
Commercial and industrial	287.7	305.2	353.7	(17.5)	(48.5)
Total retail	1,033.1	1,083.3	1,260.7	(50.2)	(177.4)
Transportation	707.8	740.4	839.5	(32.6)	(99.1)
Total sales in therms	1,740.9	1,823.7	2,100.2	(82.8)	(276.5)

	Year Ended December 31
				B (W)	B (W)
Weather (Degree Days) (1)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Heating (5,944 Normal)	4,848	5,097	6,140	(4.9)%	(17.0)%

(1)    Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

2024 Form 10-K	62	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Illinois segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating revenues	$1,602.4	$1,557.8	$1,890.9	$44.6	$(333.1)

Operating expenses
Cost of natural gas sold	(376.7)	(443.0)	(792.5)	66.3	349.5
Other operation and maintenance (1)	(227.2)	(206.2)	(255.8)	(21.0)	49.6
Depreciation and amortization	(255.4)	(237.3)	(230.9)	(18.1)	(6.4)
Property and revenue taxes	(59.9)	(29.9)	(38.6)	(30.0)	8.7
Gross margin (GAAP)	683.2	641.4	573.1	41.8	68.3

Other operation and maintenance (1)	227.2	206.2	255.8	21.0	(49.6)
Depreciation and amortization	255.4	237.3	230.9	18.1	6.4
Property and revenue taxes	59.9	29.9	38.6	30.0	(8.7)
Utility margin (non-GAAP)	$1,225.7	$1,114.8	$1,098.4	$110.9	$16.4

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

2024 Compared with 2023

Gross margin (GAAP) at the Illinois segment increased $41.8 million during 2024, compared with 2023, and utility margin (non-GAAP) increased $110.9 million during 2024, compared with 2023. Both measures were driven by:

•An $84.0 million increase in margins related to the impacts of the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively. PGL’s rate order includes the recovery of costs related to PGL’s SMP in base rates. Previously, these costs were being recovered under its QIP rider. See Note 26, Regulatory Environment, for more information on the rate orders.

•A $45.4 million increase in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

These increases in gross margin (GAAP) and utility margin (non-GAAP) were partially offset by a $12.9 million decrease in revenues driven by an ICC order received in August 2024 related to PGL's 2016 Rider QIP reconciliation prudency review, which requires refunds to ratepayers for amounts previously collected related to the disallowance of certain capital costs. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 26, Regulatory Environment, for more information on the ICC disallowance.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $30.0 million increase in property and revenue taxes;

•An $18.1 million increase in depreciation and amortization;

•A $14.6 million increase in natural gas distribution and maintenance costs; and

•A $7.3 million increase in customer service expense.

2024 Form 10-K	63	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, impairment related to ICC disallowances, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $100.5 million, net of the $45.4 million impact of the riders referenced in the table above, during 2024, compared with 2023. The significant factors impacting the decrease in other operating expenses were:

•A $178.9 million impairment associated with the ICC orders received in November 2023 related to PGL's and NSG's rate reviews, which included the disallowance of previously incurred capital costs at PGL and NSG, in the amount of $177.2 million and $1.7 million, respectively. See Note 26, Regulatory Environment, for more information on the ICC disallowances.

•An $11.1 million decrease in expense driven by an ICC order received in May 2023 related to an annual prudency review of PGL's and NSG's UEA riders, which required refunds to ratepayers starting in September 2023. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 26, Regulatory Environment, for more information.

These decreases in operating expenses were partially offset by:

•A $30.0 million increase in property and revenue taxes, driven by an increase in the invested capital tax. This increase was related to an increase in regulatory amortizations as approved in the PGL and NSG rate orders issued by the ICC, effective December 1, 2023 and February 1, 2024, respectively.

•An $18.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

•A $14.6 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure during 2024, compared with 2023.

•A $12.1 million impairment driven by an ICC order received in August 2024 related to the 2016 annual prudency review of PGL's 2016 Rider QIP, which included a disallowance of certain capital costs. See Note 26, Regulatory Environment, for more information on the ICC disallowances.

•A $7.3 million increase in customer service expense due to higher call center expense and metering costs.

Interest Expense

Interest expense at the Illinois segment increased $5.8 million during 2024, compared with 2023, driven by the impact of PGL and NSG issuing long-term debt in November 2023.

Income Tax Expense

Income tax expense at the Illinois segment increased $49.0 million during 2024, compared with 2023, driven by an increase in pre-tax income.

2023 Compared with 2022

Gross margin (GAAP) at the Illinois segment increased $68.3 million during 2023, compared with 2022, and utility margin (non-GAAP) increased $16.4 million during 2023, compared with 2022. Both measures were driven by:

•A $29.5 million increase in margins related to the impact of the PGL rate order issued by the ICC, effective December 1, 2023.

•A $23.9 million increase in revenues at PGL due to continued capital investment in the SMP project under the QIP rider. PGL recovered the costs related to the SMP through a surcharge on customer bills pursuant to the QIP rider, which was in effect for most of 2023.

These increases in margins were partially offset by a $32.9 million decrease in margins associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

2024 Form 10-K	64	WEC Energy Group, Inc.

For information on the QIP rider and PGL's recovery of SMP costs after 2023, as well as the pause in spending on the SMP, see Note 26, Regulatory Environment.

Additionally, the larger increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items:

•A $43.8 million decrease in natural gas distribution and maintenance costs;

•An $8.7 million decrease in property and revenue taxes; and

•A $3.7 million decrease in customer service expense, partially offset by

•A $6.4 million increase in depreciation and amortization.

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

2024 Form 10-K	65	WEC Energy Group, Inc.

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

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders for the year ended December 31, 2024 was $54.5 million, representing a $6.4 million, or 13.3%, increase over the prior year. The increase was driven by higher margins due to MGU's rate increase approved by the MPSC that was effective January 1, 2024 and MERC's final rate increase approved by the MPUC in November 2023. See Note 26, Regulatory Environment, for more information.

The other states segment's contribution to net income attributed to common shareholders for the year ended December 31, 2023 was $48.1 million, representing an $8.4 million, or 21.2%, increase over the prior year. The increase was driven by higher margins due to an interim rate increase at MERC, effective January 1, 2023. This positive impact was partially offset by a decrease in margins due to lower sales volumes and increases in depreciation and amortization and interest expense.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders is sensitive to weather and is generally higher during the winter months.

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating revenues	$449.8	$519.1	$618.5	$(69.3)	$(99.4)

Operating expenses
Cost of natural gas sold	198.6	277.2	391.6	78.6	114.4
Other operation and maintenance	93.9	94.5	98.5	0.6	4.0
Depreciation and amortization	47.0	43.3	40.9	(3.7)	(2.4)
Property and revenue taxes	21.0	24.4	23.3	3.4	(1.1)
Operating income	89.3	79.7	64.2	9.6	15.5

Other income, net	0.3	0.6	2.5	(0.3)	(1.9)
Interest expense	16.4	15.9	13.9	(0.5)	(2.0)
Income before income taxes	73.2	64.4	52.8	8.8	11.6

Income tax expense	18.7	16.3	13.1	(2.4)	(3.2)
Net income attributed to common shareholders	$54.5	$48.1	$39.7	$6.4	$8.4

The following table shows a breakdown of other operation and maintenance:

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operation and maintenance not included in line item below	$76.8	$72.6	$77.8	$(4.2)	$5.2
Regulatory amortizations and other pass through expenses (1)	17.1	21.9	20.7	4.8	(1.2)
Total other operation and maintenance	$93.9	$94.5	$98.5	$0.6	$4.0

(1)    Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

2024 Form 10-K	66	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Year Ended December 31
				B (W)	B (W)
Natural Gas Sales Volumes (Therms - in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Customer Class
Residential	285.2	293.8	353.1	(8.6)	(59.3)
Commercial and industrial	179.9	196.5	227.6	(16.6)	(31.1)
Total retail	465.1	490.3	580.7	(25.2)	(90.4)
Transportation	828.5	799.6	794.8	28.9	4.8
Total sales in therms	1,293.6	1,289.9	1,375.5	3.7	(85.6)

	Year Ended December 31
				B (W)	B (W)
Weather (Degree Days) (1)	2024	2023	2022	2024 vs 2023	2023 vs 2022
MERC
Heating (7,993 Normal)	6,792	7,324	8,585	(7.3)%	(14.7)%

MGU
Heating (6,208 Normal)	5,083	5,456	6,277	(6.8)%	(13.1)%

(1)    Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective territories.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating revenues	$449.8	$519.1	$618.5	$(69.3)	$(99.4)

Operating expenses
Cost of natural gas sold	(198.6)	(277.2)	(391.6)	78.6	114.4
Other operation and maintenance (1)	(55.4)	(54.2)	(55.9)	(1.2)	1.7
Depreciation and amortization	(47.0)	(43.3)	(40.9)	(3.7)	(2.4)
Property and revenue taxes	(21.0)	(24.4)	(23.3)	3.4	(1.1)
Gross margin (GAAP)	127.8	120.0	106.8	7.8	13.2

Other operation and maintenance (1)	55.4	54.2	55.9	1.2	(1.7)
Depreciation and amortization	47.0	43.3	40.9	3.7	2.4
Property and revenue taxes	21.0	24.4	23.3	(3.4)	1.1
Utility margin (non-GAAP)	$251.2	$241.9	$226.9	$9.3	$15.0

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

2024 Form 10-K	67	WEC Energy Group, Inc.

2024 Compared with 2023

Gross margin (GAAP) increased $7.8 million during 2024, compared to 2023, and utility margin (non-GAAP) increased $9.3 million during 2024, compared to 2023. Both measures were driven by:

•A $9.6 million increase related to MGU's rate increase approved by the MPSC that was effective January 1, 2024.

•A $2.0 million increase related to MERC's final rate increase approved by the MPUC in November 2023.

•A $1.6 million increase related to higher sales volumes, driven by higher transportation sales.

These increases were partially offset by:

•A $2.3 million decrease related to MGU's energy optimization program, which provides rebates, incentives, and energy efficiency education to customers.

•A $1.4 million decrease related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Additionally, the lower increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $3.7 million increase in depreciation and amortization; and

•A $1.2 million increase in natural gas operations and customer service expense; partially offset by

•A $3.4 million decrease in property and revenue taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment decreased $0.3 million during 2024, compared with 2023. The significant factors impacting the decrease in operating expenses were:

•A $4.2 million decrease in bad debt expense, driven by improvements in MERC's and MGU's loss rates and lower past due account receivable balances due to warmer than normal weather conditions during most of 2024 and low average natural gas prices.

•A $3.4 million decrease in property and revenue taxes, driven by the resolution of a use tax audit at MGU.

•A $1.4 million decrease in operation and maintenance expense related to MERC's CIP program, which has an offsetting decrease in margins.

These decreases in other operating expenses were partially offset by:

•A $3.7 million increase in depreciation and amortization related to continued capital investment.

•A $2.8 million increase in benefit costs, driven by higher costs related to stock-based compensation and deferred compensation.

•A $1.2 million increase in natural gas operations and customer service expense, driven by the timing of various operation and maintenance projects approved in MERC's and MGU's most recent rate orders.

2024 Form 10-K	68	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment increased $0.5 million during 2024, compared with 2023, due to higher average short-term debt balances and higher average short-term debt interest rates. Also contributing to the increase was the impact of MGU issuing long-term debt in October 2024.

Income Tax Expense

Income tax expense at the other states segment increased $2.4 million during 2024, compared with 2023, driven by an increase in pre-tax income.

2023 Compared with 2022

Gross margin (GAAP) increased $13.2 million during 2023, compared to 2022, and utility margin (non-GAAP) increased $15.0 million during 2023, compared to 2022. Both measures were driven by a $19.5 million positive impact related to an interim rate increase at MERC that was effective January 1, 2023. See Note 26, Regulatory Environment, for more information. This increase was partially offset by a $6.1 million decrease related to lower sales volumes, primarily driven by warmer weather. As measured by heating degree days, 2023 was 14.7% and 13.1% warmer than 2022 at MERC and MGU, respectively.

Additionally, the smaller increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in "Other Operating Expenses" below:

•A $2.4 million increase in depreciation and amortization; partially offset by

•A $1.8 million decrease in natural gas operations and customer service expense.

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

Income Tax Expense

Income tax expense at the other states segment increased $3.2 million during 2023, compared with 2022, primarily driven by an increase in pre-tax income.

2024 Form 10-K	69	WEC Energy Group, Inc.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Equity in earnings of transmission affiliates	$207.5	$177.5	$194.7	$30.0	$(17.2)
Interest expense	19.4	19.4	19.4	—	—
Income before income taxes	188.1	158.1	175.3	30.0	(17.2)

Income tax expense	47.1	39.0	45.8	(8.1)	6.8
Net income attributed to common shareholders	$141.0	$119.1	$129.5	$21.9	$(10.4)

2024 Compared with 2023

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $30.0 million during 2024, compared with 2023. This increase was primarily driven by a $20.1 million increase in equity earnings due to the impact of a FERC order issued in October 2024 addressing complaints related to ATC's ROE. For information on this FERC order, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints. Continued capital investment by ATC also contributed to the year-over-year increase in equity earnings.

Income Tax Expense

Income tax expense at the electric transmission segment increased $8.1 million during 2024, compared with 2023, driven by an increase in pre-tax income.

2023 Compared with 2022

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates decreased $17.2 million during 2023, compared with 2022. This decrease was primarily driven by the $20.5 million positive impact recorded in 2022 related to the D.C. Circuit Court of Appeals opinion issued in August 2022 addressing complaints related to ATC's ROE. For information on this D.C. Circuit Court of Appeals opinion, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints in our 2023 Annual Report on Form 10-K. Partially offsetting this negative year-over-year impact was continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment decreased $6.8 million during 2023, compared with 2022, driven by a decrease in pre-tax income.

2024 Form 10-K	70	WEC Energy Group, Inc.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating income	$393.0	$360.7	$372.8	$32.3	$(12.1)

Other income, net	1.0	—	—	1.0	—
Interest expense	99.7	94.3	68.9	(5.4)	(25.4)
Income before income taxes	294.3	266.4	303.9	27.9	(37.5)

Income tax benefit	(82.4)	(68.4)	(20.9)	14.0	47.5
Net (income) loss attributed to noncontrolling interests	4.1	1.2	(0.4)	2.9	1.6
Net income attributed to common shareholders	$380.8	$336.0	$324.4	$44.8	$11.6

2024 Compared with 2023

Operating Income

Operating income at the non-utility energy infrastructure segment increased $32.3 million during 2024, compared with 2023, driven by these items at WECI:

•A $48.4 million positive impact in 2024 related to the receipt of performance payments.

•A $3.9 million increase in PPA revenue resulting from increased generation driven by higher wind speeds and lower energy curtailments.

These increases in operating income were partially offset by:

•A $12.3 million negative impact due to transmission congestion that reduced energy market prices.

•A $7.1 million increase in operation and maintenance expenses due primarily to equipment failures at several of our renewable generation facilities.

•The recognition of $6.4 million in revenue related to Blooming Grove in 2023 for a capacity payment received from PJM Interconnection that was associated with a December 2022 cold weather event. The capacity payment was subject to a FERC complaint, so we recognized this as revenue in 2023 when FERC issued an order denying that complaint.

•A $3.1 million decrease due to lower amounts recognized for REC sales in 2024 at Blooming Grove driven by lower contracted REC prices overall, as well as timing of REC contract execution.

In addition to the above items at WECI, there was an $11.7 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $5.4 million during 2024, compared with 2023, driven by an $8.6 million increase in interest expense due to WECI’s issuance of a $430.0 million long-term intercompany note payable to WEC Energy Group in April 2023. The $430.0 million intercompany note payable was redeemed in December 2024, and WECI recorded a $3.5 million loss on early redemption. This intercompany interest expense (including the loss on early redemption) is offset by higher intercompany interest income at the corporate and other segment and is eliminated in consolidation. Also driving an increase in interest expense was the impact of WECI Energy Holding III's issuance of long-term debt in December 2024. Partially offsetting these increases was lower interest expense due to lower principal balances on previously issued long-term debt, as a result of the semi-annual principal payments on long-term debt.

2024 Form 10-K	71	WEC Energy Group, Inc.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $14.0 million during 2024, compared with 2023. The increase was primarily due to an increase in PTCs that was related to the acquisition of additional renewable generation facilities, the IRS approved PTC rate increase, and higher production volumes, partially offset by higher pre-tax earnings.

2023 Compared with 2022

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $12.1 million during 2023, compared with 2022, driven by these items at WECI:

•The recognition of $15.2 million in revenue related to our Upstream wind park in 2022 that was associated with market settlements received from SPP in February 2021. These settlements were subject to a FERC complaint, so we were not able to recognize them as revenue until the FERC issued an order denying that complaint in 2022.

•A $13.4 million positive revenue impact in 2022 from a sharing arrangement with one of our Blooming Grove customers resulting from strong energy prices.

These decreases in operating income were partially offset by:

•The recognition of $6.4 million in revenue related to our Blooming Grove wind park in 2023 for a capacity payment received from PJM Interconnection that was associated with a December 2022 cold weather event. The capacity payment was subject to a FERC complaint, so we recognized this as revenue in 2023 when FERC issued an order denying that complaint.

•A $4.4 million positive impact from Sapphire Sky, a wind facility acquired in February 2023.

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

2024 Form 10-K	72	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Year Ended December 31
				B (W)	B (W)
(in millions)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Operating loss	$(11.3)	$(26.8)	$(11.7)	$15.5	$(15.1)

Other income, net	54.4	53.3	14.6	1.1	38.7
Interest expense	310.0	258.1	119.4	(51.9)	(138.7)
Gain on debt extinguishment	(23.1)	(0.5)	—	22.6	0.5
Loss before income taxes	(243.8)	(231.1)	(116.5)	(12.7)	(114.6)

Income tax benefit	(79.5)	(68.3)	(45.7)	11.2	22.6
Net loss attributed to common shareholders	$(164.3)	$(162.8)	$(70.8)	$(1.5)	$(92.0)

2024 Compared with 2023

Operating Loss

The operating loss at the corporate and other segment decreased $15.5 million during 2024, compared with 2023. The lower operating loss was driven by a $16.8 million positive impact from WBS's allocation of its net credits from the non-service components of its net periodic pension and OPEB costs. These net credits are initially recorded in other income, net, but are allocated to our operating segments as an overhead cost, which is recorded through operating expenses. As a result, this positive impact is fully offset in the other income, net line item discussed below.

Other Income, Net

Other income, net at the corporate and other segment increased $1.1 million during 2024, compared with 2023. The significant factors impacting the increase in other income, net were:

•A $14.3 million increase in interest income, driven by an $8.6 million increase in intercompany interest income from WECI, primarily related to its issuance of a $430.0 million long-term intercompany note to WEC Energy Group in April 2023. The $430.0 million intercompany note was redeemed in December 2024, and WEC Energy Group recorded a $3.5 million gain on the redemption. This intercompany interest income is offset by higher intercompany interest expense at our non-utility energy infrastructure segment. Higher interest income on cash balances of $3.5 million also contributed to the increase in other income.

•A $5.8 million increase due to net earnings of $2.3 million from our equity method investments in technology and energy-focused investment funds during 2024, compared with net losses of $3.5 million during 2023.

These increases in other income, net were partially offset by:

•A $16.8 million decrease driven by lower net credits from the non-service components of WBS's net periodic pension and OPEB costs. As discussed above, this negative impact was offset by lower operating expenses as these credits are allocated to our operating segments as an overhead cost.

•A $2.0 million decrease due to lower net gains from the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset the changes in benefit costs related to deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 17, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

Interest Expense

Interest expense at the corporate and other segment increased $51.9 million during 2024, compared with 2023, primarily due to the impact of long-term debt issuances in April and September 2023, as well as May and December 2024. This increase was partially offset by long-term debt maturities and redemptions. See Note 14, Long-Term Debt, for more information.

2024 Form 10-K	73	WEC Energy Group, Inc.

Gain on Debt Extinguishments

The gain on debt extinguishments increased $22.6 million during 2024, compared with 2023, driven by the early settlement of a portion of both our 5.60% Senior Notes due September 12, 2026 and our 1.80% Senior Notes due October 15, 2030. We also recorded gains on redemptions and repurchases of our 2007 Junior Notes during 2024.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $11.2 million during 2024, compared with 2023, driven by the resolution of a tax audit and higher pre-tax loss.

2023 Compared with 2022

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

Interest Expense

Interest expense at the corporate and other segment increased $138.7 million during 2023, compared with 2022, primarily due to the impact of long-term debt issuances in September 2022, January 2023, and April 2023. Also driving the increase in interest expense was higher average short-term debt balances and increased short-term debt interest rates.

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

2024 Form 10-K	74	WEC Energy Group, Inc.

The following discussion and analysis of our Liquidity and Capital Resources includes comparisons of our cash flows for the year ended December 31, 2024 with the year ended December 31, 2023. For a similar discussion that compares our cash flows for the year ended December 31, 2023 with the year ended December 31, 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in Part II of our 2023 Annual Report on Form 10-K, which was filed with the SEC on February 22, 2024.

Cash Flows

The following table summarizes our cash flows during the years ended December 31:

(in millions)	2024	2023	Change in 2024 Over 2023
Cash provided by (used in):
Operating activities	$3,211.8	$3,018.4	$193.4
Investing activities	(3,802.5)	(3,558.2)	(244.3)
Financing activities	467.7	522.8	(55.1)

Operating Activities

Net cash provided by operating activities increased $193.4 million during 2024, compared with 2023, driven by:

•A $215.5 million increase in cash driven by lower amounts of collateral paid to counterparties during 2024, compared with 2023, as well as lower realized losses on derivative instruments recognized during 2024, compared with 2023.

•A $205.3 million increase in cash received for income taxes driven by proceeds received during 2024, compared with 2023, related to 2023 and 2024 PTCs that were sold to third parties.

•An $83.1 million increase in cash from lower payments for operating and maintenance expenses. During 2024, our payments were lower associated with previous commitments to charitable projects and operation and maintenance related to our We Power and Wisconsin generation units, as well as due to the timing of payments for accounts payable.

•A $21.9 million increase in cash related to lower payments for taxes other than income taxes during 2024, compared with 2023.

•An $8.9 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during 2024, compared with 2023.

These increases in net cash provided by operating activities were partially offset by:

•A $224.8 million decrease in cash from lower overall collections from customers during 2024, compared with 2023. This decrease was driven by the lower per-unit cost of natural gas and lower sales volumes from warmer winter weather during 2024, compared with 2023.

•A $132.3 million decrease in cash from higher payments for interest, driven by long-term debt issuances at higher interest rates during 2023 and 2024, higher average short-term debt balances, and higher average short-term debt interest rates during 2024, compared with 2023.

Investing Activities

Net cash used in investing activities increased $244.3 million during 2024, compared with 2023, driven by:

•The acquisition of a 90% ownership interest in Delilah I in December 2024 for $462.5 million, net of cash acquired of $0.6 million.

•The acquisition of a 90% ownership interest in Maple Flats in November 2024 for $431.2 million, net of cash acquired of $0.5 million.

2024 Form 10-K	75	WEC Energy Group, Inc.

•A $288.2 million increase in cash paid for capital expenditures during 2024, compared with 2023, which is discussed in more detail below.

•A $31.1 million decrease in proceeds received from the sale of assets during 2024, compared with 2023, driven by the sale of land at the site of our former Pleasant Prairie power plant in 2023. See Note 3, Dispositions, for more information.

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

•An $18.2 million decrease in capital contributions paid to transmission affiliates during 2024, compared with 2023. See Note 21, Investment in Transmission Affiliates, for more information.

For more information on our acquisitions, see Note 2, Acquisitions.

Capital Expenditures

Capital expenditures by segment for the years ended December 31 were as follows:

Reportable Segment (in millions)	2024	2023	Change in 2024 Over 2023
Wisconsin	$2,247.1	$1,819.3	$427.8
Illinois	343.0	489.8	(146.8)
Other states	118.3	103.5	14.8
Non-utility energy infrastructure	52.1	54.5	(2.4)
Corporate and other	20.6	25.8	(5.2)
Total capital expenditures	$2,781.1	$2,492.9	$288.2

The increase in cash paid for capital expenditures at the Wisconsin segment during 2024, compared with 2023, was driven by higher payments for WE's electric distribution system, increased capital expenditures for renewable energy projects at WE, WPS, and UMERC, increased capital expenditures for combustion turbines at OCPP, as well as increased capital expenditures for a project to consolidate our electric utility operations technology. These increases in capital expenditures were partially offset by decreased payments for construction of WE's and WG's LNG facilities, which were completed in November 2023 and February 2024, respectively, as well as decreased payments for natural gas-fired generation that was constructed at WPS's existing Weston power plant site, which was completed in July 2023.

The decrease in cash paid for expenditures at the Illinois segment during 2024, compared with 2023, was driven by lower payments related to PGL's natural gas distribution system, including SMP. For more information on the factors contributing to this decrease, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings.

The increase in cash paid for capital expenditures at the Other States segment during 2024, compared with 2023, was driven by increased payments for MGU's natural gas distribution system.

See Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects below for more information.

2024 Form 10-K	76	WEC Energy Group, Inc.

Financing Activities

Net cash provided by financing activities decreased $55.1 million during 2024, compared with 2023, driven by:

•A $1,276.5 million decrease in cash due to $902.8 million of net repayments of commercial paper during 2024, compared with $373.7 million of net borrowings of commercial paper during 2023.

•A $1,132.6 million decrease in cash due to higher retirements of long-term debt during 2024, compared with 2023.

•A $72.0 million decrease in cash due to higher dividends paid on our common stock during 2024, compared with 2023. In January 2024, our Board of Directors increased our quarterly dividend by $0.055 per share (7.1%) effective with the March 2024 dividend payment.

•A $31.7 million decrease in cash due to higher payments for debt extinguishment and issuance costs during 2024, compared with 2023.

•The purchase of an additional 10% ownership interest in Samson I in January 2024 for $28.1 million.

These decreases in net cash provided by financing activities were partially offset by:

•A $2,290.9 million increase in cash due to higher issuances of long-term debt during 2024, compared with 2023.

•A $163.4 million increase in cash due to the issuance of common stock during 2024. We did not issue any common stock during 2023. See Note 11, Common Equity, for more information.

•A $17.4 million increase in cash proceeds related to an increase in stock options exercised during 2024, compared with 2023.

•A $13.4 million increase in cash due to a decrease in common stock purchased during 2024, compared with 2023, to satisfy requirements of our stock-based compensation plans. See Note 11, Common Equity, for more information.

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

2024 Form 10-K	77	WEC Energy Group, Inc.

Significant Capital Projects

We have several capital projects and acquisitions that will require significant capital expenditures over the next three years and beyond. All projected capital requirements are subject to periodic review and may vary significantly from estimates, depending on a number of factors. These factors include environmental requirements, regulatory restraints and requirements, changes in tax laws and regulations, acquisition and development opportunities, market volatility, economic trends, supply chain disruptions, inflation, and interest rates. Our estimated capital expenditures and acquisitions for the next three years are reflected below. These amounts include anticipated expenditures for environmental compliance and certain remediation issues. For a discussion of certain environmental matters affecting us, see Note 24, Commitments and Contingencies.

(in millions)	2025	2026	2027
Wisconsin	$4,202.4	$4,410.7	$4,873.2
Illinois	373.7	404.8	369.7
Other states	106.5	121.4	123.4
Non-utility energy infrastructure	437.6	23.1	33.8
Corporate and other	17.9	10.2	2.4
Total	$5,138.1	$4,970.2	$5,402.5

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

We are committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of projects that are proposed or currently underway.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Kenosha County, Wisconsin. In December 2024, the construction of the solar portion of Paris was completed, with WE and WPS collectively owning 180 MWs of solar generation. WE and WPS will collectively own 99 MWs of battery storage of this project, with construction expected to be completed in 2025. WE's and WPS's combined share of the cost of this project is estimated to be approximately $542 million.

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

•In February 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. If approved, WE and WPS's combined share of the cost of the project is estimated to be approximately $883 million, with construction of the solar portion and battery storage expected to be completed in 2027.

•UMERC received MPSC approval to acquire and construct Renegade, a utility-scale solar-powered electric generating facility. The project will be located in Delta and Marquette counties, Michigan and once fully constructed, UMERC will own 100 MWs of solar generation. The cost of this project is estimated to be approximately $226 million, with construction expected to be completed by the end of 2026.

2024 Form 10-K	78	WEC Energy Group, Inc.

•In April 2024, WE filed a request with the PSCW to build five natural gas-fired combustion turbines capable of producing approximately 1,100 MWs, which would be located at the existing OCPP site. If approved, the cost of this project is estimated to be approximately $1.2 billion.

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

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire Dawn Harvest, a utility-scale solar-powered electric generating facility with a battery energy storage system. If approved, the project will be located in Rock County, Wisconsin and once fully constructed, WE and WPS will collectively own 135 MWs of solar generation and WE will own 50 MWs of battery storage of this project. If approved, WE and WPS's combined share of the cost of this project is estimated to be approximately $409 million, with construction expected to be completed in 2028.

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire Saratoga, a utility-scale solar-powered electric generating facility with a battery energy storage system, and Ursa, a utility-scale solar-powered electric generating facility. If approved, Saratoga will be located in Wood County, Wisconsin and Ursa will be located in Columbia County, Wisconsin. Once fully constructed, WE and WPS will collectively own 135 MWs of solar generation and 45 MWs of battery storage of Saratoga and 180 MWs of solar generation of Ursa. If approved, WE and WPS's combined share of the cost of Ursa is estimated to be approximately $406 million, with construction expected to be completed in 2027. If approved, WE and WPS's combined share of the cost of Saratoga is estimated to be approximately $406 million, with construction expected to be completed in 2028.

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin, and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, WE and WPS will collectively own 100 MWs of wind generation of Badger Hollow Wind and 60 MWs of wind generation of Whitetail. If approved, WE and WPS's combined share of the cost of Badger Hollow Wind is estimated to be $320 million, with construction expected to be completed in 2027. If approved, WE and WPS's combined share of the cost of Whitetail is estimated to be approximately $200 million, with construction expected to be completed in 2027.

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

The construction of additional LNG facilities in Wisconsin has been proposed as part of our capital plan and would provide another approximately four Bcf of natural gas supply at an estimated cost of $940 million. The facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

As part of our capital plan, we plan to build additional natural gas-fired combustion turbines capable of producing approximately 675 MWs at an estimated cost of $960 million. In addition, we plan to add natural gas-fired RICE units that would be capable of producing approximately 114 MWs at an estimated cost of $250 million.

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative,

2024 Form 10-K	79	WEC Energy Group, Inc.

and Legal Matters – Uyghur Forced Labor Prevention Act for information on the potential impacts to our solar projects as a result of the duties set by the DOC and related USITC and DOC investigations, and CBP actions related to solar panels, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

In November 2023, the ICC ordered PGL to pause spending on its SMP until the ICC had a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding in January 2024. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations under its SMP. For information on regulatory proceedings related to the SMP, see Note 26, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings.

The non-utility energy infrastructure line item in the table above includes WECI's investment in Hardin III, which closed in February 2025. See Note 2, Acquisitions, for more information on this project.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $445 million from 2025 through 2027. We do not expect to make any contributions to ATC Holdco during that period. WEC's portion of the investment in MISO Tranche 1 is estimated to be approximately $580 million between 2025 and 2029, a portion of which will be funded by ATC's cash from operations. Tranche 1 is part of MISO's Long Range Transmission Planning initiative to upgrade the grid so that it can reliably accommodate for the shift in generation to lower-carbon resources.

Long-Term Debt

A significant amount of cash is required to retire and pay interest on our long-term debt obligations. See Note 14, Long-Term Debt, for more information on our outstanding long-term debt, including a schedule of our long-term debt maturities over the next five years. The following table summarizes our required interest payments on long-term debt as of December 31, 2024:

	Interest Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest payments due on long-term debt	$8,357.6	$805.2	$1,330.7	$1,014.9	$5,206.8

Common Stock Dividends

On January 16, 2025, our Board of Directors increased our quarterly dividend to $0.8925 per share effective with the first quarter of 2025 dividend payment, an increase of 6.9%. This equates to an annual dividend of $3.57 per share. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

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

2024 Form 10-K	80	WEC Energy Group, Inc.

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

	Payments Due by Period
(in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Purchase orders	$561.3	$276.4	$197.6	$54.7	$32.6

We have various finance and operating lease obligations. Our finance lease obligations primarily relate to land leases for our renewable generation projects. Our operating lease obligations are for office space and land. See Note 15, Leases, for more information, including an analysis of our minimum lease payments due in future years.

We make contributions to our pension and OPEB plans based upon various factors affecting us, including our liquidity position and tax law changes. See Note 20, Employee Benefits, for our expected contributions in 2025 and our expected pension and OPEB payments for the next 10 years. We expect the majority of these future pension and OPEB payments to be paid from our outside trusts. See Sources of Cash–Investments in Outside Trusts below for more information.

In addition to the above, our balance sheet at December 31, 2024 included various other liabilities that, due to the nature of the liabilities, the amount and timing of future payments cannot be determined with certainty. These liabilities include AROs, liabilities for the remediation of manufactured gas plant sites, and liabilities related to the accounting treatment for uncertainty in income taxes. For additional information on these liabilities, see Note 9, Asset Retirement Obligations, Note 16, Income Taxes, and Note 24, Commitments and Contingencies, respectively.

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

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our businesses and implement our corporate strategy through internal generation of cash from operations and access to the capital markets, and common equity. Accessing the capital markets allows us to obtain external short-term borrowings, including commercial paper and term loans, and issue intermediate or long-term debt securities, as well as other types of securities. In 2024, we started issuing common equity through a combination of our employee benefit plans and stock purchase and dividend reinvestment plan, as well as through an at-the-market program. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external borrowings to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events. Subject to market conditions and other factors, we may repurchase our debt securities through open market purchases, privately negotiated transactions and/or other types of transactions.

In January and February 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes for $115.2 million with proceeds from issuing commercial paper. We recorded a $6.4 million gain related to the early settlement. Additionally, in May 2024, we repurchased $19.0 million aggregate principal amount of the $377.9 million outstanding of our 2007 Junior Notes for $18.7 million, plus accrued interest, with proceeds received from issuing commercial paper. We recorded a $0.2 million gain related to the early settlement. In December 2024, we redeemed the remaining $358.9 million outstanding principal at par, plus accrued interest, of our 2007 Junior Notes with the proceeds we received from the issuance of our 2024A Junior Notes and 2024B Junior Notes.

2024 Form 10-K	81	WEC Energy Group, Inc.

In December 2024, pursuant to a tender offer, we repurchased $250.0 million aggregate principal amount of the $600.0 million outstanding of our 5.60% Senior Notes due September 12, 2026 and repurchased $150.0 million aggregate principal amount of the $450.0 million outstanding of our 1.80% Senior Notes due October 15, 2030, for $380.9 million, plus accrued interest, with proceeds received from issuing commercial paper. As a result of the repurchase, we recorded a $16.5 million gain on debt extinguishment.

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings in 2025, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities approved capital structures, see Item 1. Business – E. Regulation.

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

At December 31, 2024, our current liabilities exceeded our current assets by $1,930.2 million. We do not expect this to have an impact on our liquidity as we currently believe that our cash and cash equivalents, our available capacity under existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information about our common stock activity, commercial paper, credit facilities, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. As of December 31, 2024, these trusts had investments of approximately $3.5 billion, consisting of fixed income and equity securities, that are subject to the volatility of the stock market and interest rates. The performance of existing plan assets, long-term discount rates, changes in assumptions, and other factors could affect our future contributions to the plans, our financial position if our accumulated benefit obligation exceeds the fair value of the plan assets, and future results of operations related to changes in pension and OPEB expense and the assumed rate of return. For additional information, see Note 20, Employee Benefits.

Capitalization Structure

The following table shows our capitalization structure as of December 31, 2024 and 2023, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our Junior Notes:

	2024		2023
(in millions)	Actual	Adjusted (1)	Actual	Adjusted (2)
Common shareholders' equity	$12,395.0	$12,770.0	$11,724.2	$11,974.2
Preferred stock of subsidiary	30.4	30.4	30.4	30.4
Long-term debt (including current portion)	18,907.1	18,532.1	16,631.1	16,381.1
Short-term debt	1,116.6	1,116.6	2,020.9	2,020.9
Total capitalization	$32,449.1	$32,449.1	$30,406.6	$30,406.6

Total debt	$20,023.7	$19,648.7	$18,652.0	$18,402.0

Ratio of debt to total capitalization	61.7%	60.6%	61.3%	60.5%

(1)    Included in long-term debt on our Consolidated Balance Sheets as of December 31, 2024, was $750.0 million principal amount of WEC Energy Group's 2024 Junior Notes (2024A Junior Notes and 2024B Junior Notes, collectively) due 2055. The adjusted presentation at December 31,

2024 Form 10-K	82	WEC Energy Group, Inc.

2024 attributes $375.0 million of the Junior Notes to common equity and $375.0 million to long-term debt, similar to how the majority of rating agencies treat them.

(2)    Included in long-term debt on our Consolidated Balance Sheets as of December 31, 2023, was $500.0 million principal amount of the 2007 Junior Notes. The adjusted presentation at December 31, 2023 attributes $250.0 million of the 2007 Junior Notes to common equity and $250.0 million to long-term debt, similar to how the majority of rating agencies treat them.

The adjusted presentation of our consolidated capitalization structure is included as a complement to our capitalization structure presented in accordance with GAAP. Management evaluates and manages our capitalization structure, including our total debt to total capitalization ratio, using the GAAP calculation as adjusted to reflect the treatment of the 2024 Junior Notes and 2007 Junior Notes by the majority of rating agencies. Therefore, we believe the non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate our capitalization structure.

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At December 31, 2024, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, for more information.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of December 31, 2024. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at December 31, 2024, it could have been required to post $103 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In June 2024, Moody's changed the rating outlook for PGL to negative from stable as a result of the November 2023 rate order and the May 2024 limited re-hearing. The change in rating outlook has not had, and we do not believe that it will have, a material impact on our ability to access capital markets. Moody's affirmed PGL's ratings including its Aa3 senior secured rating and its P-1 short term rating for commercial paper. See Note 26, Regulatory Environment, for more information on the outcome of the rate order.

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

2024 Form 10-K	83	WEC Energy Group, Inc.

Wisconsin

Electric utility revenues in Wisconsin are regulated by the PSCW. The PSCW continues to maintain the position that the question of whether to implement electric retail competition in Wisconsin should ultimately be decided by the Wisconsin legislature. No such legislation has been introduced in Wisconsin to date, and it is uncertain when, if at all, retail choice might be implemented in Wisconsin.

Michigan

Michigan has adopted a limited retail choice program. Under Michigan law, our retail customers may choose an alternative electric supplier to provide power supply service. As a result, some of our small retail customers have switched to an alternative electric supplier. At December 31, 2024, Michigan law limited customer choice to 10% of an electric utility's Michigan retail load. Our iron ore mine customer, Tilden, is exempt from this 10% cap based on current law, but Tilden is required under a long-term agreement to purchase electric power from UMERC through March 2039. In addition, certain load increases by facilities already using an alternative electric supplier can still be serviced by their alternative electric supplier, when various conditions exist, even if the cap has already been met. When a customer switches to an alternative electric supplier, we continue to provide distribution and customer service functions for the customer.

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

2024 Form 10-K	84	WEC Energy Group, Inc.

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

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC order. On November 7, 2024, the Illinois Appellate Court issued an opinion affirming the ICC order and the related disallowance. PGL and NSG petitioned the Illinois Supreme Court on December 12, 2024 seeking review and reversal of the May 2023 order.

As of December 31, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in

2024 Form 10-K	85	WEC Energy Group, Inc.

the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Qualifying Infrastructure Plant Rider

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In August 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL recorded a pre-tax charge to income of $25.3 million during the third quarter of 2024 related to the disallowance and the previously recognized return on and of these investments. The charge was recorded on the income statement as a $12.9 million reduction in revenues for the amounts previously collected from customers, a $12.1 million increase to operating expenses for the impairment of PGL's property, plant, and equipment, and a $0.3 million increase to interest expense related to the amounts due to customers. On October 25, 2024, PGL filed a petition with the Illinois Appellate Court for review of the ICC's August order.

In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2017 through 2022, is still pending. The aggregate capital costs included in the rider during the open reconciliation years, which include 2017 through 2023, along with any previously recognized return on these investments, totaled approximately $2.8 billion as of December 31, 2024. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Further disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Illinois Proceedings

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its SMP until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding in January 2024. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations under its SMP. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. We are evaluating the impact of this order on our operations and capital plan.

In March 2024, the ICC initiated a statewide "Future of Gas" proceeding. The goal of this proceeding is to explore the issues involved with decarbonization of the gas distribution system in Illinois and recommend any future ICC action or legislative changes needed. It includes the formal exploration and consideration of the role of natural gas in the future, including in the context of the state’s environmental and energy policy goals. The proceeding includes a broad range of stakeholders, including Illinois utilities and other interested parties. The “Future of Gas” proceeding is expected to be completed in 2026. At this time, we cannot predict the ultimate outcome of this proceeding or the resulting impact to our natural gas operations in Illinois. Future natural gas investment opportunities in Illinois could be negatively impacted depending upon the outcome.

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

2024 Form 10-K	86	WEC Energy Group, Inc.

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

In December 2022, the PSCW granted the petitioner’s request for a declaratory ruling in part, finding that the owner of the third-party financed DER at issue in the petitioner’s brief is not a public utility under Wisconsin law, but declining to issue the petitioner’s request for a broader declaratory ruling that the petitioner would not be regulated as a "public utility".

Upon appeal, in April 2024, the Dane County Circuit Court reversed the PSCW’s decision, finding that the PSCW erroneously interpreted the definition of "public utility," and the evidence did not support its determination that the lease at issue in the petition did not involve the sale of electricity to the "public" under Wisconsin law. The case was remanded to the PSCW for further review. Although the PSCW issued an order in June 2024 to reopen the docket to consider modifications, the project lease originally at issue was no longer going forward, and so in October 2024 the PSCW issued an order declining to issue any declaratory ruling.

Meanwhile, in June 2024, the party that filed the May 2022 PSCW petition appealed the Dane County Circuit Court’s April 2024 decision to the Wisconsin Court of Appeals. That appeal was in briefing when the PSCW issued its October 2024 order, which left the Court of Appeals with no agency decision to review. Based on this and the fact that the underlying project was no longer going forward, a motion to dismiss the appeal was granted by the Court of Appeals in February 2025. At this time we do not expect any material impact on our business operations.

Uyghur Forced Labor Prevention Act

The CBP issued a WRO in June 2021, applicable to certain silica-based products originating from the Xinjiang Uyghur Autonomous Region of China (Xinjiang), such as polysilicon, included in the manufacturing of solar panels. In June 2022, the WRO was superseded by the implementation of the UFLPA. The UFLPA establishes a rebuttable presumption that any imports wholly or partially manufactured in Xinjiang are prohibited from entering the United States. While our suppliers have been able to provide the CBP sufficient documentation to meet WRO and UFLPA compliance requirements, and we expect the same will be true for subsequent projects, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of solar projects included in our long-term capital plan.

In January 2025, the Department of Homeland Security announced the addition of several more Chinese businesses to the UFLPA, including five solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

The solar panel industry continues to experience uncertainty resulting from AD and CVD investigations involving four southeast Asian countries including Malaysia, Vietnam, Thailand, and Cambodia.

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company alleging that Chinese manufacturers were shifting products to the four southeast Asian countries to avoid tariffs required on products imported from China and requesting that the DOC conduct a country-wide inquiry into each country. In its final decision, the DOC determined that circumvention was occurring in each of the four Southeast Asian countries noted above. Duties began to be applied to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia after expiration of the 24-month tariff moratorium on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

2024 Form 10-K	87	WEC Energy Group, Inc.

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

In April 2024, the USITC began a preliminary investigation and, in June 2024, issued a preliminary determination that there is a reasonable indication imports of solar panels from the four Southeast Asian countries have caused injury to the U.S. solar industry. Based on the USITC’s preliminary decision, the DOC began an investigation and, in October and November 2024, announced preliminary affirmative determinations in its CVD and AD investigations, respectively, and set preliminary duties on imports from the four southeast Asian countries. The DOC and USITC are expected to make final determinations in the second quarter of 2025, which could result in enhanced duties, including retroactive duties in certain circumstances.
The Biden Administration invoked the Defense Production Act to accelerate the production of solar panels in the U.S.; however, final determinations by the DOC and/or USITC may have an adverse impact on the solar industry overall. Additionally, there is uncertainty with respect to how WROs applied to panels under previous complaints would be affected.

As a result of these investigations, the solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects. We are continuing to assess the potential impact from the preliminary determinations on our business and results of operations.

Infrastructure Investment and Jobs Act and Inflation Reduction Act

In November 2021, former President Biden signed into law the Infrastructure Investment and Jobs Act, which provides for approximately $1.2 trillion of federal spending over a five year period, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We believe that funding from this Act would support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act could also help to expand emerging technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future to the benefit of our customers, the communities we serve, and our company.

In August 2022, former President Biden signed into law the IRA, which provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects.

Under the IRA transferability option, we entered into an agreement in 2024 to sell substantially all of our 2024 PTCs to a third party. Additionally, in October 2024, we entered into an agreement to sell the majority of our 2025 PTCs to a third party. See Note 1(q), Income Taxes, for more information about the impact of these sales during 2024. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

In January 2025, pursuant to an executive order issued by the new presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans contracts, and other disbursements are consistent with the new administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

2024 Form 10-K	88	WEC Energy Group, Inc.

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

American Transmission Company Allowed Return on Equity Complaints

The ROE allowed by the FERC helps determine how much transmission owners, such as ATC, earn on their transmission assets as well as how much consumers pay for those assets. When two complaints were filed arguing the base ROE for MISO transmission owners, including ATC, was too high, the FERC started analyzing the base ROE for these transmission owners. The first of these complaints is discussed below. For information on the second complaint, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – American Transmission Company Allowed Return on Equity Complaints in our 2023 Annual Report on Form 10-K

The base ROEs listed in the ROE complaint section below do not include the 50 basis point ROE incentive currently provided for membership in a transmission organization. See the Return on Equity Incentive for Membership in a Transmission Organization section above for more information on this incentive.

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

•September 2016 FERC Order – On September 28, 2016, the FERC issued an order reducing the base ROE for MISO transmission owners to 10.32% for the period covered by this complaint, November 12, 2013 through February 11, 2015 and September 28, 2016 going forward.

•November 2019 FERC Order – On November 21, 2019, the FERC issued another order after directing MISO transmission owners and other stakeholders to provide briefs and comments on a proposed change to the methodology for calculating base ROE. In this order, the FERC expanded its base ROE methodology to include the capital-asset pricing model in addition to the discounted cash flow model to better reflect how investors make their investment decisions. The FERC also rejected the use of the risk premium model as part of its base ROE methodology in this order. The FERC's modified methodology further reduced the base ROE for all MISO transmission owners, including ATC, to 9.88% for the period covered by the complaint. In response to this FERC decision, requests for the FERC to rehear the November 2019 Order in its entirety were filed by various parties.

•May 2020 FERC Order – On May 21, 2020, the FERC issued an order that granted in part and denied in part the requests to rehear the November 2019 Order. In this May 2020 Order, the FERC made additional revisions to its base ROE methodology, including reinstating the use of the risk premium model. The additional revisions made by the FERC increased the base ROE for all MISO transmission owners, including ATC, from the 9.88% authorized in the November 2019 Order to 10.02% for the period covered by the complaint. Various parties then filed requests to rehear certain parts of the May 2020 Order with the FERC.

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

2024 Form 10-K	89	WEC Energy Group, Inc.

completed providing WE, WPS, and UMERC with the net refunds related to the transmission costs they paid during these periods. The refunds were applied to WE's and WPS's PSCW-approved escrow accounting for transmission expense.

•August 2022 D.C. Circuit Court of Appeals Opinion – Since several petitions for review were filed with the D.C. Circuit Court of Appeals concerning this ROE complaint, the D.C. Circuit Court of Appeals issued an opinion on August 9, 2022, addressing these petitions. In its August 2022 Opinion, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it reinstated the use of the risk premium model as part of its ROE methodology in its May 2020 Order after previously rejecting the model in its November 2019 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings. As a result, ATC recorded a reserve for potential refunds based on a 9.88% base ROE.

•October 2024 FERC Order – In response to the August 2022 D.C. Circuit Court of Appeals Opinion, the FERC issued an order on October 17, 2024. The FERC’s October 2024 Order removed the risk premium model from the base ROE methodology and required MISO transmission owners, including ATC, to adopt a 9.98% base ROE for the period covered by the complaint.

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

Due to the change between the 9.88% base ROE originally reflected in ATC's reserve and the 9.98% base ROE authorized in the October 2024 FERC Order, ATC reduced its refund liability, which increased our pre-tax equity earnings by $20.1 million during the fourth quarter of 2024.

Environmental Matters

See Note 24, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, and land quality.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact that the ongoing regional and international conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will have on the global economy, supply chains, and fuel prices.

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

2024 Form 10-K	90	WEC Energy Group, Inc.

Weather

Our utilities' rates are based upon estimated normal temperatures. Our electric utility margins are unfavorably sensitive to below normal temperatures during the summer cooling season and, to some extent, to above normal temperatures during the winter heating season. Our natural gas utility margins are unfavorably sensitive to above normal temperatures during the winter heating season. PGL, NSG, and MERC have decoupling mechanisms in place that help reduce the impacts of weather. Decoupling mechanisms differ by state and allow utilities to recover or refund certain differences between actual and authorized margins. A summary of actual weather information in our utilities' service territories during 2024, 2023, and 2022, as measured by degree days, can be found in Results of Operations.

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

Based on the variable rate debt outstanding at December 31, 2024 and 2023, a hypothetical increase in market interest rates of one percentage point would have increased annual interest expense by $11.2 million and $25.2 million in 2024 and 2023, respectively. This sensitivity analysis was performed assuming a constant level of variable rate debt during the period and an immediate increase in interest rates, with no other changes for the remainder of the period.

Marketable Securities Return

We use various trusts to fund our pension and OPEB obligations. These trusts invest in debt and equity securities. Changes in the market prices of these assets can affect future pension and OPEB expenses. Additionally, future contributions can also be affected by the investment returns on trust fund assets. The financial risks associated with investment returns are mitigated at our Wisconsin utilities through the requirement that WE, WPS, and WG implement escrow accounting treatment for pension and OPEB costs in 2023 through 2026, as required by the December 2022 and December 2024 rate orders issued by the PSCW. As a result, our Wisconsin utilities defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding. We also believe that the financial risks associated with investment returns would be partially mitigated at our other utilities through future rate actions by regulators.

The fair value of our trust fund assets and expected long-term returns were approximately:

(in millions)	As of December 31, 2024	Expected Return on Assets in 2025
Pension trust funds	$2,624.3	6.61%
OPEB trust funds	$850.0	6.50%

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

2024 Form 10-K	91	WEC Energy Group, Inc.

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

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below.

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

•Item 1A. Risk Factors – Risks Related to Economic and Market Volatility – The fluctuation in demand for certain commodities and their respective prices could negatively impact our operations.

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

2024 Form 10-K	92	WEC Energy Group, Inc.

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

2024 Form 10-K	93	WEC Energy Group, Inc.

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

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Projected Benefit Obligation	Impact on 2024 Pension Cost
Discount rate	(0.5)	$100.7	$5.1
Discount rate	0.5	(93.5)	(5.2)
Rate of return on plan assets	(0.5)	N/A	13.7
Rate of return on plan assets	0.5	N/A	(13.7)

The following table shows how a given change in certain actuarial assumptions would impact the accumulated OPEB obligation and the reported net periodic OPEB cost (including amounts capitalized to our balance sheets). Each factor below reflects an evaluation of the change based on a change in that assumption only.

Actuarial Assumption (in millions, except percentages)	Percentage-Point Change in Assumption	Impact on Postretirement Benefit Obligation	Impact on 2024 Postretirement Benefit Cost
Discount rate	(0.5)	$22.8	$1.9
Discount rate	0.5	(21.3)	(2.4)
Health care cost trend rate	(0.5)	(13.6)	(3.2)
Health care cost trend rate	0.5	15.3	2.9
Rate of return on plan assets	(0.5)	N/A	4.1
Rate of return on plan assets	0.5	N/A	(4.1)

2024 Form 10-K	94	WEC Energy Group, Inc.

The discount rates are selected based on hypothetical bond portfolios consisting of noncallable, high-quality corporate bonds across the full maturity spectrum. From the hypothetical bond portfolios, a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plans' expected future benefit payments.

We establish our expected return on assets based on consideration of historical and projected asset class returns, as well as the target allocations of the benefit trust portfolios. The assumed long-term rate of return on pension plan assets was 6.61%, 6.62%, and 6.88%, in 2024, 2023 and 2022, respectively. The actual rate of return on pension plan assets, net of fees, was 4.75%, 9.23%, and (14.03)%, in 2024, 2023, and 2022, respectively.

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

Unbilled revenues are estimated each month based upon actual generation and throughput volumes, recorded sales, estimated customer usage by class, weather factors, estimated line losses, and applicable customer rates. Energy demand for the unbilled period or changes in rate mix due to fluctuations in usage patterns of customer classes could impact the accuracy of the unbilled revenue estimate. Total unbilled utility revenues were $567.2 million and $473.9 million as of December 31, 2024 and 2023, respectively. The changes in unbilled revenues are primarily due to changes in the cost of natural gas, weather, and customer rates.

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

We expect our 2025 annual effective tax rate to be between 6.5% and 7.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

2024 Form 10-K	95	WEC Energy Group, Inc.

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

2024 Form 10-K	96	WEC Energy Group, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WEC Energy Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

2024 Form 10-K	97	WEC Energy Group, Inc.

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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about the impacted account balances and disclosures and the subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and/or (2) a refund to customers. Auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

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

•We evaluated management’s conclusions regarding the probability of recovery for regulatory assets or refund or future reduction in rates for regulatory liabilities not yet addressed in a regulatory order.

•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 21, 2025

We have served as the Company's auditor since 2002.

2024 Form 10-K	98	WEC Energy Group, Inc.

A. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WEC Energy Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WEC Energy Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

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

/s/DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
February 21, 2025

2024 Form 10-K	99	WEC Energy Group, Inc.

B. CONSOLIDATED INCOME STATEMENTS

Year Ended December 31
(in millions, except per share amounts)	2024	2023	2022
Operating revenues	$8,599.9	$8,893.0	$9,597.4

Operating expenses
Cost of sales	2,656.0	3,191.2	4,358.9
Other operation and maintenance	2,158.0	2,100.5	1,938.0
Impairment related to ICC disallowances	12.1	178.9	—
Depreciation and amortization	1,354.5	1,264.2	1,122.6
Property and revenue taxes	266.5	250.2	253.7
Total operating expenses	6,447.1	6,985.0	7,673.2

Operating income	2,152.8	1,908.0	1,924.2

Equity in earnings of transmission affiliates	207.5	177.5	194.7
Other income, net	178.2	177.7	128.8
Interest expense	815.3	727.4	515.1
Gain on debt extinguishments	(23.1)	(0.5)	—
Other expense	(406.5)	(371.7)	(191.6)

Income before income taxes	1,746.3	1,536.3	1,732.6
Income tax expense	222.0	204.6	322.9
Net income	1,524.3	1,331.7	1,409.7

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Net (income) loss attributed to noncontrolling interests	4.1	1.2	(0.4)
Net income attributed to common shareholders	$1,527.2	$1,331.7	$1,408.1

Earnings per share
Basic	$4.83	$4.22	$4.46
Diluted	$4.83	$4.22	$4.45

Weighted average common shares outstanding
Basic	316.2	315.4	315.4
Diluted	316.5	315.9	316.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	100	WEC Energy Group, Inc.

C. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2024	2023	2022
Net income	$1,524.3	$1,331.7	$1,409.7

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	(0.3)	(0.3)	(0.3)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax expense (benefit) of $0.1, $(0.2), and $(1.3), respectively	0.1	(0.6)	(3.5)
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	—	0.2
Defined benefit plans, net	0.2	(0.6)	(3.3)

Other comprehensive loss, net of tax	(0.1)	(0.9)	(3.6)

Comprehensive income	1,524.2	1,330.8	1,406.1

Preferred stock dividends of subsidiary	1.2	1.2	1.2
Comprehensive (income) loss attributed to noncontrolling interests	4.1	1.2	(0.4)
Comprehensive income attributed to common shareholders	$1,527.1	$1,330.8	$1,404.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	101	WEC Energy Group, Inc.

D. CONSOLIDATED BALANCE SHEETS

At December 31
(in millions, except share and per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$9.8	$42.9
Accounts receivable and unbilled revenues, net of reserves of $162.8 and $193.5, respectively	1,669.3	1,503.2
Materials, supplies, and inventories	813.2	775.2
Prepaid taxes	214.9	173.9
Other prepayments	82.6	76.8
Other	121.9	223.7
Current assets	2,911.7	2,795.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $11,611.9 and $11,073.1, respectively	34,645.4	31,581.5
Regulatory assets (December 31, 2024 and December 31, 2023 include $76.5 and $85.9, respectively, related to WEPCo Environmental Trust)	3,339.7	3,249.8
Equity investment in transmission affiliates	2,108.9	2,005.9
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	968.5	870.9
Other	336.2	383.1
Long-term assets	44,451.5	41,144.0
Total assets	$47,363.2	$43,939.7

Liabilities and Equity
Current liabilities
Short-term debt	$1,116.6	$2,020.9
Current portion of long-term debt (December 31, 2024 and December 31, 2023 include $9.2 and $9.0, respectively, related to WEPCo Environmental Trust)	1,729.0	1,264.2
Accounts payable	1,137.1	896.6
Other	859.2	933.1
Current liabilities	4,841.9	5,114.8

Long-term liabilities
Long-term debt (December 31, 2024 and December 31, 2023 include $76.4 and $85.3, respectively, related to WEPCo Environmental Trust)	17,178.1	15,366.9
Finance lease obligations	303.3	145.9
Deferred income taxes	5,514.7	4,918.5
Deferred revenue, net	334.6	356.4
Regulatory liabilities	3,958.0	3,697.7
Intangible liabilities	566.8	594.8
Environmental remediation liabilities	445.8	463.7
AROs	580.0	374.2
Other	838.1	835.3
Long-term liabilities	29,719.4	26,753.4

Commitments and contingencies (Note 24)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 317,680,855 and 315,434,531 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,315.8	4,115.9
Retained earnings	8,083.8	7,612.8
Accumulated other comprehensive loss	(7.8)	(7.7)
Common shareholders' equity	12,395.0	11,724.2

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	376.5	316.9
Total liabilities and equity	$47,363.2	$43,939.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	102	WEC Energy Group, Inc.

E. CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2024	2023	2022
Operating activities
Net income	$1,524.3	$1,331.7	$1,409.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	1,354.5	1,264.2	1,122.6
Deferred income taxes and ITCs, net	529.0	219.4	280.1
Impairment related to ICC disallowances	12.1	178.9	—
Contributions and payments related to pension and OPEB plans	(14.5)	(16.7)	(15.1)
Equity income in transmission affiliates, net of distributions	(57.4)	(33.0)	(74.3)
Net change in transmission regulatory assets and liabilities	(22.8)	19.8	(85.8)
Net loss (gain) on disposition of assets	0.7	(23.8)	(66.2)
Change in –
Accounts receivable and unbilled revenues, net	(161.5)	340.6	(342.1)
Materials, supplies, and inventories	(38.0)	41.9	(171.3)
Collateral on deposit	84.3	22.1	(108.1)
Other current assets	(75.4)	36.3	32.3
Accounts payable	99.7	(254.0)	121.5
Other current liabilities	11.6	47.5	126.9
Other, net	(34.8)	(156.5)	(169.5)
Net cash provided by operating activities	3,211.8	3,018.4	2,060.7

Investing activities
Capital expenditures	(2,781.1)	(2,492.9)	(2,314.9)
Acquisition of Delilah I, net of cash acquired of $0.6	(462.5)	—	—
Acquisition of Maple Flats, net of cash acquired of $0.5	(431.2)	—	—
Acquisition of West Riverside	(97.9)	(95.3)	—
Acquisition of Red Barn	(2.1)	(143.8)	—
Acquisition of Whitewater	—	(76.0)	—
Acquisition of Sapphire Sky, net of cash acquired of $0.3	—	(442.6)	—
Acquisition of Samson I, net of cash acquired of $5.2	—	(257.3)	—
Acquisition of Thunderhead, net of cash acquired of $0.5	—	—	(382.0)
Capital contributions to transmission affiliates	(45.5)	(63.7)	(45.5)
Proceeds from the sale of assets	1.7	32.8	69.0
Insurance proceeds received for property damage	6.0	2.5	41.6
Other, net	10.1	(21.9)	(10.6)
Net cash used in investing activities	(3,802.5)	(3,558.2)	(2,642.4)

Financing activities
Exercise of stock options	23.7	6.3	33.6
Issuance of common stock, net	163.4	—	—
Purchase of common stock	(3.2)	(16.6)	(69.2)
Dividends paid on common stock	(1,056.2)	(984.2)	(917.9)
Issuance of long-term debt	4,460.9	2,170.0	1,999.3
Retirement of long-term debt	(2,138.0)	(1,005.4)	(92.1)
Change in commercial paper	(902.8)	373.7	(252.6)
Purchase of additional ownership interest in Samson I from noncontrolling interest	(28.1)	—	—
Payments for debt extinguishment and issuance costs	(45.9)	(14.2)	(15.6)
Other, net	(6.1)	(6.8)	(9.1)
Net cash provided by financing activities	467.7	522.8	676.4

Net change in cash, cash equivalents, and restricted cash	(123.0)	(17.0)	94.7
Cash, cash equivalents, and restricted cash at beginning of year	165.2	182.2	87.5
Cash, cash equivalents, and restricted cash at end of year	$42.2	$165.2	$182.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	103	WEC Energy Group, Inc.

F. CONSOLIDATED STATEMENTS OF EQUITY

	WEC Energy Group Common Shareholders' Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
(in millions, except per share amounts)
Balance at December 31, 2021	$3.2	$4,138.1	$6,775.1	$(3.2)	$10,913.2	$30.4	$169.7	$11,113.3
Net income attributed to common shareholders	—	—	1,408.1	—	1,408.1	—	—	1,408.1
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.4	0.4
Other comprehensive loss	—	—	—	(3.6)	(3.6)	—	—	(3.6)
Common stock dividends of $2.91 per share	—	—	(917.9)	—	(917.9)	—	—	(917.9)
Exercise of stock options	—	33.6	—	—	33.6	—	—	33.6
Purchase of common stock	—	(69.2)	—	—	(69.2)	—	—	(69.2)
Acquisition of noncontrolling interests	—	—	—	—	—	—	42.5	42.5
Capital contributions from noncontrolling interest	—	—	—	—	—	—	1.1	1.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.3)	(4.3)
Stock-based compensation and other	—	12.7	—	—	12.7	—	(0.1)	12.6
Balance at December 31, 2022	$3.2	$4,115.2	$7,265.3	$(6.8)	$11,376.9	$30.4	$209.3	$11,616.6
Net income attributed to common shareholders	—	—	1,331.7	—	1,331.7	—	—	1,331.7
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.2)	(1.2)
Other comprehensive loss	—	—	—	(0.9)	(0.9)	—	—	(0.9)
Common stock dividends of $3.12 per share	—	—	(984.2)	—	(984.2)	—	—	(984.2)
Exercise of stock options	—	6.3	—	—	6.3	—	—	6.3
Purchase of common stock	—	(16.6)	—	—	(16.6)	—	—	(16.6)
Acquisition of noncontrolling interests	—	—	—	—	—	—	114.9	114.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(6.0)	(6.0)
Stock-based compensation and other	—	11.0	—	—	11.0	—	(0.1)	10.9
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
Net income attributed to common shareholders	—	—	1,527.2	—	1,527.2	—	—	1,527.2
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	163.4	—	—	163.4	—	—	163.4
Common stock dividends of $3.34 per share	—	—	(1,056.2)	—	(1,056.2)	—	—	(1,056.2)
Exercise of stock options	—	23.7	—	—	23.7	—	—	23.7
Purchase of common stock	—	(3.2)	—	—	(3.2)	—	—	(3.2)
Acquisition of noncontrolling interests	—	—	—	—	—	—	99.4	99.4
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	4.3	—	—	4.3	—	(32.4)	(28.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.3)	(3.3)
Stock-based compensation and other	—	11.7	—	—	11.7	—	—	11.7
Balance at December 31, 2024	$3.2	$4,315.8	$8,083.8	$(7.8)	$12,395.0	$30.4	$376.5	$12,801.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

2024 Form 10-K	104	WEC Energy Group, Inc.

G. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations—WEC Energy Group serves approximately 1.7 million electric customers and 3.0 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple renewable generating facilities as part of its non-utility energy infrastructure segment.

As used in these notes, the term "financial statements" refers to the consolidated financial statements. This includes the income statements, statements of comprehensive income, balance sheets, statements of cash flows, and statements of equity, unless otherwise noted. On our financial statements, we consolidate our majority-owned subsidiaries, which we control, and VIEs, of which we are the primary beneficiary. We reflect noncontrolling interests for the portion of entities that we do not own as a component of consolidated equity separate from the equity attributable to our shareholders. The noncontrolling interests that we reported as equity on our balance sheet as of December 31, 2024 related to the minority interests held by third parties in the renewable generating facilities that are included in our non-utility energy infrastructure segment.

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

2024 Form 10-K	105	WEC Energy Group, Inc.

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

2024 Form 10-K	106	WEC Energy Group, Inc.

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

In addition, the rates of PGL and NSG, and the residential tariffs of WE, WPS, and WG, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The rates of PGL and NSG include riders for cost recovery of both environmental cleanup costs and energy conservation and management program costs. Finally, the rates of MGU include a rider to recover costs incurred to replace or modify natural gas facilities.

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

Other Non-Utility Operating Revenues

Wind and solar generation revenues from WECI's ownership interests in renewable generation facilities continued to grow in 2024. See Note 2, Acquisitions, for more information on recent acquisitions. Most of these renewable generation facilities have offtake agreements with unaffiliated third parties for all of the energy to be produced by the facility, some of which are bundled with

2024 Form 10-K	107	WEC Energy Group, Inc.

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

As part of the construction of the We Power electric generating units, we capitalized interest during construction, which is included in property, plant, and equipment. As allowed by the PSCW, we collected these carrying costs from WE's utility customers during construction. The equity portion of these carrying costs was recorded as a contract liability, which is presented as deferred revenue, net on our balance sheets. We continually amortize the deferred carrying costs to revenues over the related lease term that We Power has with WE. During 2024, 2023, and 2022, we recorded $24.3 million, $23.5 million, and $23.4 million, respectively, of revenues related to these deferred carrying costs.

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

2024 Form 10-K	108	WEC Energy Group, Inc.

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

(f) Materials, Supplies, and Inventories—Our inventories as of December 31 consisted of:

(in millions)	2024	2023
Materials and supplies	$412.5	$320.0
Natural gas in storage	300.2	327.8
Fossil fuel	100.5	127.4
Total	$813.2	$775.2

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. Inventories stated on a LIFO basis represented approximately 18% and 17% of total inventories at December 31, 2024 and 2023, respectively. The estimated replacement cost of natural gas in inventory at December 31, 2024 and 2023, exceeded the LIFO cost by $77.9 million and $12.2 million, respectively. In calculating these replacement amounts, PGL and NSG used a Chicago city-gate natural gas price per Dth of $3.10 at December 31, 2024, and $2.13 at December 31, 2023.

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

2024 Form 10-K	109	WEC Energy Group, Inc.

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

We record straight-line depreciation expense over the estimated useful life of utility property using depreciation rates approved by the applicable regulators. Annual utility composite depreciation rates are shown below:

Annual Utility Composite Depreciation Rates	2024	2023	2022
WE	3.03%	3.03%	3.06%
WPS	2.92%	2.93%	2.67%
WG	2.61%	2.61%	2.47%
PGL	3.36%	3.13%	3.13%
NSG	2.49%	2.46%	2.43%
MERC	2.60%	2.60%	2.56%
MGU	2.87%	2.73%	2.75%
UMERC	3.01%	2.97%	3.01%

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

	2024
	Average AFUDC Retail Rate	Average AFUDC Wholesale Rate
WE	8.45%	7.11%
WPS	7.46%	5.53%
WG	7.94%	N/A
UMERC	6.28%	N/A
WBS	7.46%	N/A

2024 Form 10-K	110	WEC Energy Group, Inc.

Our regulated utilities and WBS recorded the following AFUDC for the years ended December 31:

(in millions)	2024	2023	2022
AFUDC-Debt
WE	$14.6	$13.0	$6.9
WPS	3.6	2.9	2.3
WG	1.0	3.4	1.4
UMERC	0.4	—	0.1
WBS	0.1	0.1	0.1
Other	0.2	0.1	0.2
Total AFUDC-Debt	$19.9	$19.5	$11.0

AFUDC-Equity
WE	$46.0	$41.0	$18.8
WPS	9.2	7.6	5.8
WG	2.9	9.8	3.9
UMERC	1.0	—	0.1
WBS	0.3	0.4	0.3
Other	0.4	0.3	0.5
Total AFUDC-Equity	$59.8	$59.1	$29.4

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

At December 31, 2024 and 2023, we had $17.0 million and $11.3 million, respectively, of capitalized implementation costs related to cloud computing arrangements that are hosted service contracts. We amortize the implementation costs on a straight-line basis over the cloud computing service arrangement term once the component of the hosted service is ready for its intended use. Accumulated amortization at December 31, 2024 and 2023, was $4.1 million and $2.8 million, respectively. Amortization expense for the years ended December 31, 2024, 2023, and 2022 was not significant. The presentation of the implementation costs, along with the related accumulated amortization, follows the prepaid hosting fees.

(k) Asset Impairment—Goodwill and other intangible assets with indefinite lives are subject to an annual impairment test. Interim impairment tests are performed when impairment indicators are present. During the third quarter of each year, we perform an annual impairment test for all of our reporting units that carried a goodwill balance. The carrying amount of the reporting unit's goodwill is considered not recoverable if the carrying amount of the reporting unit's net assets exceeds the reporting unit's fair value. An impairment loss is recorded as the excess of the carrying amount of the goodwill over its fair value. For our indefinite-lived intangible assets, an impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. An impairment loss is measured as the excess of the carrying amount of the intangible asset over its fair value. No impairment losses were recorded for our indefinite-lived intangible assets during the years ended December 31, 2024, 2023, and 2022. See Note 10, Goodwill and Intangibles, for more information.

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

2024 Form 10-K	111	WEC Energy Group, Inc.

jurisdictions. When it becomes probable that part of the cost of recently completed plant will be disallowed for rate-making purposes, we assess whether a reasonable estimate of the amount of the disallowance can be made. The estimated amount of the probable disallowance will then be deducted from the reported cost of the plant and recognized as an impairment loss. In 2024, we recorded a non-cash impairment loss of $12.1 million driven by an ICC order received in August 2024 related to the 2016 annual prudency review of PGL's 2016 Rider QIP, which included a disallowance of certain capital costs. In 2023, we recorded a non-cash impairment loss of $178.9 million related to the disallowance of certain previously incurred capital costs resulting from PGL's and NSG's November 2023 rate orders from the ICC. See Note 26, Regulatory Environment, for more information.

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

(m) Finite-Lived Intangible Asset and Liabilities—Our finite-lived intangible asset and liabilities include revenue contracts, consisting of PPAs and a proxy revenue swap, in addition to interconnection agreements, which resulted from the acquisitions of renewable generation facilities by WECI in our non-utility energy infrastructure segment. Our intangible asset and liabilities are amortized on a straight-line basis over their estimated useful lives, which is the term of the related agreement. Amortization of the revenue contract intangible asset and liabilities are recorded within operating revenues in the income statements. Amortization of the interconnection agreement intangible liabilities is recorded within other operation and maintenance in the income statements. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangibles are consumed or otherwise used. The amounts and useful lives assigned to the intangible asset and liabilities assumed impact the amount and timing of future amortization.

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

2024 Form 10-K	112	WEC Energy Group, Inc.

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

Our stock options are classified as equity awards. The fair value of our stock options was calculated using a binomial option-pricing model. The following table shows the estimated weighted-average fair value per stock option granted along with the weighted-average assumptions used in the valuation models:

	2024	2023	2022
Stock options granted	294,990	257,780	437,269

Estimated weighted-average fair value per stock option	$16.19	$19.58	$14.71

Assumptions used to value the options:
Risk-free interest rate	3.9% – 5.4%	3.8% – 4.8%	0.2% – 1.6%
Dividend yield	3.8%	3.2%	3.2%
Expected volatility	22.0%	22.0%	21.0%
Expected life (years)	8.4	8.3	8.7

The risk-free interest rate was based on the United States Treasury interest rate with a term consistent with the expected life of the stock options. The dividend yield was based on our dividend rate at the time of the grant and historical stock prices. Expected volatility and expected life assumptions were based on our historical experience.

Restricted Shares

Restricted shares granted to employees generally have a vesting period of three years with one-third of the award vesting on each anniversary of the grant date. Restricted shares granted to non-employee directors fully vest after one year.

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

The ultimate number of performance units that will be paid out is dependent on our total shareholder return (stock price appreciation plus dividends) as compared to the total shareholder return of a peer group of companies over three years, as well as other performance metrics, as may be determined by the Compensation Committee. Under the terms of awards granted prior to 2023, participants may earn between 0% and 175% of the performance unit award based on our total shareholder return. Pursuant to the plan terms governing these awards, these percentages can be adjusted upwards or downwards by up to 10% based on our performance against additional performance measures, if any, adopted by the Compensation Committee.

The WEC Energy Group Performance Unit Plan was amended and restated, effective January 1, 2023. In accordance with the amended plan, the Compensation Committee selected multiple performance measures that will be weighted to determine the ultimate payout for the awards granted in 2023, 2024, and 2025. The ultimate number of units that will be paid out will be based on our total shareholder return compared to the total shareholder return of a peer group of companies over three years (55%), and our performance against the weighted average authorized ROE of all of our utility subsidiaries (45%). In addition, the Compensation

2024 Form 10-K	113	WEC Energy Group, Inc.

Committee selected the level of our stock price to earnings ratio compared to our peer companies as a performance measure that can increase the payout by up to 25%. In no event can the performance unit payout be greater than 200% of the target award.

See Note 11, Common Equity, for more information on our stock-based compensation plans.

(o) Earnings Per Share—We compute basic earnings per share by dividing our net income attributed to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a similar manner, but includes the exercise and/or conversion of all potentially dilutive securities. Our potentially dilutive securities include stock options and shares issuable upon the conversion of the 2027 Notes and 2029 Notes.

The dilutive impact from our in-the-money stock options is calculated using the treasury stock method. The calculation of diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 excluded 66,870; 1,716,286; and 653,323 stock options, respectively, that had an anti-dilutive effect.

Potentially dilutive common shares issuable upon conversion of the 2027 Notes and 2029 Notes are calculated using the if-converted method. For the year ended December 31, 2024, there were no shares of our common stock related to the potential conversion of the 2027 Notes and 2029 Notes included in our diluted earnings per share calculation as the impact was anti-dilutive.

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. In 2023 and 2024, under this transferability provision, we entered into agreements to sell substantially all of the PTCs we generated in 2023 and 2024 to third parties. In October 2024, we entered into an agreement to sell the majority of the PTCs expected to be generated in 2025 to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must

2024 Form 10-K	114	WEC Energy Group, Inc.

be capitalized for tax purposes. We adopted the safe harbor method of accounting for certain of our utilities on our 2023 tax return, which increased our deferred tax liabilities. We are still evaluating whether this new guidance can be adopted by our remaining utilities.

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

2024 Form 10-K	115	WEC Energy Group, Inc.

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

(x) Customer Concentrations of Credit Risk—The geographic concentration of our customers did not contribute significantly to our overall exposure to credit risk. We periodically review customers' credit ratings, financial statements, and historical payment performance and require them to provide collateral or other security as needed. Credit risk exposure at WE, WPS, WG, PGL, and NSG is mitigated by their recovery mechanisms for uncollectible expense discussed in Note 1(d), Operating Revenues. As a result, we did not have any significant concentrations of credit risk at December 31, 2024. In addition, there were no customers that accounted for more than 10% of our revenues for the year ended December 31, 2024.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that all of the below acquisitions met the criteria of asset acquisitions. The purchase price of certain acquisitions below includes intangibles recorded as long-term assets and long-term liabilities related to PPAs. See Note 10, Goodwill and Intangibles, for more information.

2024 Form 10-K	116	WEC Energy Group, Inc.

Acquisition of a Solar Generation Facility in Ohio

In February 2025, WECI completed the acquisition of a 90% ownership interest in Hardin III, a 250 MW solar generating facility located in Hardin County, Ohio for approximately $405.9 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. Hardin III qualifies for PTCs and is included in the non-utility energy infrastructure segment.

Acquisitions of Solar Generation Facilities in Texas

In December 2024, WECI completed the acquisition of a 90% ownership interest in Delilah I, a 300 MW solar generating facility in Lamar, Franklin, Hopkins, and Red River counties in Texas. Delilah I was acquired for $462.5 million, which included transaction costs and was net of cash acquired. The project has offtake agreements for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. Delilah I qualifies for PTCs and is included in the non-utility energy infrastructure segment.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the original acquisition.

(in millions)
Other current assets	$0.1
Net property, plant, and equipment	579.8
Other long-term assets	12.4
Other long-term liabilities	(78.3)
Noncontrolling interest	(51.5)
Total purchase price	$462.5

In February 2023, WECI completed the acquisition of an 80% ownership interest in Samson I, a commercially operational 250 MW solar generating facility in Lamar, Franklin, Hopkins, and Red River counties in Texas. Samson I was acquired for $257.3 million, which included transaction costs and was net of cash acquired. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation in May 2022. Samson I qualifies for PTCs and is included in the non-utility energy infrastructure segment. In January 2024, WECI acquired an additional 10% ownership interest in Samson I for $28.1 million.

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

Acquisitions of Electric Generation Facilities in Illinois

In November 2024, WECI completed the acquisition of a 90% ownership interest in Maple Flats, a 250 MW solar generating facility in Clay County, Illinois. Maple Flats was acquired for $431.2 million, which included transaction costs and was net of cash acquired. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. Maple Flats qualifies for PTCs and is included in the non-utility energy infrastructure segment.

2024 Form 10-K	117	WEC Energy Group, Inc.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Net property, plant, and equipment	$469.5
Other long-term assets	44.5
Other long-term liabilities	(34.9)
Noncontrolling interest	(47.9)
Total purchase price	$431.2

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

Acquisitions of Electric Generation Facilities in Wisconsin

In May 2024, WE completed the acquisition of an additional 100 MWs of West Riverside's nameplate capacity for $97.9 million. West Riverside is a commercially operational dual fueled combined cycle generation facility in Beloit, Wisconsin. In June 2023, WE completed the first acquisition of 100 MWs for $95.3 million. Prior to each of the acquisitions, WPS received approval to transfer its ownership interest rights to WE. After the second acquisition, WE owns 200 MWs, or 27.5%, of West Riverside at a total cost of $193.2 million.

In April 2023, WPS, along with an unaffiliated utility, completed the acquisition of Red Barn, a commercially operational utility-scale wind-powered electric generating facility. The project is located in Grant County, Wisconsin and WPS owns 82 MWs of this project. WPS's share of the cost of this project was $145.9 million. Red Barn qualifies for PTCs.

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

2024 Form 10-K	118	WEC Energy Group, Inc.

The table below shows the allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

(in millions)
Accounts receivable	$0.2
Other prepayments	0.3
Net property, plant, and equipment	692.3
Other long-term assets	5.1
Other current liabilities	(0.2)
Other long-term liabilities	(273.2)
Noncontrolling interest	(42.5)
Total purchase price	$382.0

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

2024 Form 10-K	119	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2024
Electric	$4,908.4	$—	$—	$4,908.4	$—	$—	$—		$4,908.4
Natural gas	1,402.4	1,499.6	419.7	3,321.7	48.4	—	(46.0)		3,324.1
Total regulated revenues	6,310.8	1,499.6	419.7	8,230.1	48.4	—	(46.0)		8,232.5
Other non-utility revenues	—	—	20.4	20.4	223.9	—	(9.1)		235.2
Total revenues from contracts with customers	6,310.8	1,499.6	440.1	8,250.5	272.3	—	(55.1)		8,467.7
Other operating revenues	19.7	102.8	9.7	132.2	419.0	—	(419.0)	(1)	132.2
Total operating revenues	$6,330.5	$1,602.4	$449.8	$8,382.7	$691.3	$—	$(474.1)		$8,599.9

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year ended December 31, 2023
Electric	$4,994.6	$—	$—	$4,994.6	$—	$—	$—		$4,994.6
Natural gas	1,606.7	1,480.5	493.7	3,580.9	61.9	—	(60.2)		3,582.6
Total regulated revenues	6,601.3	1,480.5	493.7	8,575.5	61.9	—	(60.2)		8,577.2
Other non-utility revenues	—	—	19.6	19.6	197.5	0.1	(9.1)		208.1
Total revenues from contracts with customers	6,601.3	1,480.5	513.3	8,595.1	259.4	0.1	(69.3)		8,785.3
Other operating revenues	24.6	77.3	5.8	107.7	407.1	—	(407.1)	(1)	107.7
Total operating revenues	$6,625.9	$1,557.8	$519.1	$8,702.8	$666.5	$0.1	$(476.4)		$8,893.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Year Ended December 31, 2022
Electric	$4,956.2	$—	$—	$4,956.2	$—	$—	$—		$4,956.2
Natural gas	1,980.7	1,883.7	601.8	4,466.2	54.3	—	(51.8)		4,468.7
Total regulated revenues	6,936.9	1,883.7	601.8	9,422.4	54.3	—	(51.8)		9,424.9
Other non-utility revenues	—	—	18.7	18.7	133.6	—	(9.1)		143.2
Total revenues from contracts with customers	6,936.9	1,883.7	620.5	9,441.1	187.9	—	(60.9)		9,568.1
Other operating revenues	23.6	7.2	(2.0)	28.8	402.1	0.5	(402.1)	(1)	29.3
Total operating revenues	$6,960.5	$1,890.9	$618.5	$9,469.9	$590.0	$0.5	$(463.0)		$9,597.4

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

2024 Form 10-K	120	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Year Ended December 31
(in millions)	2024	2023	2022
Residential	$1,996.3	$1,992.3	$1,879.1
Small commercial and industrial	1,613.0	1,641.1	1,530.4
Large commercial and industrial	942.6	978.4	1,042.2
Other	30.2	30.5	29.9
Total retail revenues	4,582.1	4,642.3	4,481.6
Wholesale	102.6	120.4	153.9
Resale	176.7	195.4	256.7
Steam	22.4	25.2	28.4
Other utility revenues	24.6	11.3	35.6
Total electric utility operating revenues	$4,908.4	$4,994.6	$4,956.2

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2024
Residential	$893.1	$945.5	$250.5	$2,089.1
Commercial and industrial	416.8	274.5	123.9	815.2
Total retail revenues	1,309.9	1,220.0	374.4	2,904.3
Transportation	96.8	272.2	33.6	402.6
Other utility revenues (1)	(4.3)	7.4	11.7	14.8
Total natural gas utility operating revenues	$1,402.4	$1,499.6	$419.7	$3,321.7

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year ended December 31, 2023
Residential	$1,012.0	$966.0	$324.4	$2,302.4
Commercial and industrial	506.7	267.1	175.3	949.1
Total retail revenues	1,518.7	1,233.1	499.7	3,251.5
Transportation	93.0	231.9	32.5	357.4
Other utility revenues (1)	(5.0)	15.5	(38.5)	(28.0)
Total natural gas utility operating revenues	$1,606.7	$1,480.5	$493.7	$3,580.9

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Year Ended December 31, 2022
Residential	$1,234.0	$1,297.4	$391.3	$2,922.7
Commercial and industrial	672.7	408.8	218.7	1,300.2
Total retail revenues	1,906.7	1,706.2	610.0	4,222.9
Transportation	81.8	259.8	34.5	376.1
Other utility revenues (1) (2)	(7.8)	(82.3)	(42.7)	(132.8)
Total natural gas utility operating revenues	$1,980.7	$1,883.7	$601.8	$4,466.2

2024 Form 10-K	121	WEC Energy Group, Inc.

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

See Note 26, Regulatory Environment, for more information.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2024	2023	2022
Renewable generation revenues	$190.5	$164.9	$101.0
We Power revenues	24.3	23.5	23.4
Appliance service revenues	20.4	19.6	18.7
Other	—	0.1	0.1
Total other non-utility operating revenues	$235.2	$208.1	$143.2

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Year Ended December 31
(in millions)	2024	2023	2022
Alternative revenues (1)	$79.8	$47.0	$(30.3)
Late payment charges	48.5	56.5	55.6
Other	3.9	4.2	4.0
Total other operating revenues	$132.2	$107.7	$29.3

(1)    Alternative revenues consist of amounts to be recovered or refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups. Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. For more information about our alternative revenues, see Note 1(d), Operating Revenues.

NOTE 5—CREDIT LOSSES

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at December 31, 2024 and 2023, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2024
Accounts receivable and unbilled revenues	$1,149.9	$535.6	$100.6	$1,786.1	$40.0	$6.0	$1,832.1
Allowance for credit losses	73.6	83.9	5.3	162.8	—	—	162.8
Accounts receivable and unbilled revenues, net (1)	$1,076.3	$451.7	$95.3	$1,623.3	$40.0	$6.0	$1,669.3

Total accounts receivable, net – past due greater than 90 days (1)	$51.8	$30.1	$2.5	$84.4	$—	$—	$84.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.8%	100.0%	—%	93.2%	—%	—%	93.2%

2024 Form 10-K	122	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2023
Accounts receivable and unbilled revenues	$1,078.0	$481.5	$94.9	$1,654.4	$33.9	$8.4	$1,696.7
Allowance for credit losses	77.4	109.7	6.4	193.5	—	—	193.5
Accounts receivable and unbilled revenues, net (1)	$1,000.6	$371.8	$88.5	$1,460.9	$33.9	$8.4	$1,503.2

Total accounts receivable, net – past due greater than 90 days (1)	$51.7	$45.0	$2.1	$98.8	$—	$—	$98.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.6%	100.0%	—%	94.5%	—%	—%	94.5%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at December 31, 2024, $1,029.0 million, or 61.6%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. See Note 26, Regulatory Environment, for more information on PGL and NSG's UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and amounts recovered in rates.

A rollforward of the allowance for credit losses by reportable segment for the years ended December 31, 2024, 2023, and 2022, is included below:

(in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2024	$77.4	$109.7	$6.4	$193.5
Provision for credit losses	52.1	52.3	0.5	104.9
Provision for credit losses deferred for future recovery or refund	43.8	(8.0)	—	35.8
Write-offs charged against the allowance	(141.8)	(95.0)	(6.6)	(243.4)
Recoveries of amounts previously written off	42.1	24.9	5.0	72.0
Balance at December 31, 2024	$73.6	$83.9	$5.3	$162.8

On a consolidated basis, there was a $30.7 million decrease in the allowance for credit losses during the year ended December 31, 2024, largely driven by customer write-offs. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions during most of 2024 and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

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

On a consolidated basis, there was a $5.8 million decrease in the allowance for credit losses during the year ended December 31, 2023, primarily related to lower customer energy costs (driven by the warmer weather during the fourth quarter of 2023 when compared to the same quarter in 2022 and lower natural gas prices), which contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses. Customer write-offs also contributed to the decrease in the allowance for credit losses.

2024 Form 10-K	123	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2022	$84.0	$105.5	$8.8	$198.3
Provision for credit losses	50.5	33.0	2.6	86.1
Provision for credit losses deferred for future recovery or refund	29.7	33.2	—	62.9
Write-offs charged against the allowance	(117.0)	(82.6)	(6.4)	(206.0)
Recoveries of amounts previously written off	34.8	21.9	1.3	58.0
Balance at December 31, 2022	$82.0	$111.0	$6.3	$199.3

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

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets were reflected on our balance sheets as of December 31:

(in millions)	2024	2023	See Note
Regulatory assets (1) (2)
Plant retirement related items (3)	$810.5	$646.2	24
Pension and OPEB costs (4)	684.9	731.7	20, 26
Environmental remediation costs (5)	570.1	596.8	24
Income tax related items	438.5	449.9	1(q), 16
AROs	166.7	162.0	1(l), 9
Uncollectible expense	151.5	127.7	5
Decoupling	110.0	27.3	1(d)
SSR (6)	102.9	113.2
Securitization	76.5	85.9	23
Bluewater (7)	57.7	45.3
Derivatives	38.2	130.3	1(s)
Energy efficiency programs (8)	26.5	33.9
Finance and operating leases	22.0	12.0	15
Other, net	122.7	112.5
Total regulatory assets	$3,378.7	$3,274.7

Balance sheet presentation
Other current assets	$39.0	$24.9
Regulatory assets	3,339.7	3,249.8
Total regulatory assets	$3,378.7	$3,274.7

(1)    Based on prior and current rate treatment, we believe it is probable that our utilities will continue to recover from customers the regulatory assets in this table. In accordance with GAAP, our regulatory assets do not include the allowance for ROE that is capitalized for regulatory purposes. This allowance was $26.7 million at both December 31, 2024 and 2023.

(2)    As of December 31, 2024, we had $281.3 million of regulatory assets not earning a return, $2.3 million of regulatory assets earning a return based on short-term interest rates, $117.9 million of regulatory assets earning a return based on long-term interest rates, and $5.8 million of regulatory assets earning a return based on the applicable utility's ROE. The regulatory assets not earning a return primarily relate to decoupling mechanisms, certain environmental remediation costs, uncollectible expense, unamortized loss on reacquired debt, and PGL's invested capital tax rider. The other regulatory assets in the table either earn a return at the applicable utility's weighted average cost of capital or the cash has not yet been expended, in which case the regulatory assets are offset by liabilities.

(3)    At December 31, 2024, plant retirement related items included $121.3 million of capitalized retirement costs related to the new EPA CCR Rule that was enacted in April 2024.

2024 Form 10-K	124	WEC Energy Group, Inc.

(4)    Primarily represents the unrecognized future pension and OPEB costs related to our defined benefit pension and OPEB plans. We are authorized recovery of these regulatory assets over the average remaining service life of each plan.

(5)    As of December 31, 2024, we had made cash expenditures of $124.3 million related to these environmental remediation costs. The remaining $445.8 million represents our estimated future cash expenditures.

(6)    This regulatory asset relates to WE's 2014 announcement to retire the PIPP. Despite WE's intent to retire the PIPP, MISO designated the PIPP as a SSR, which meant the PIPP's operation was necessary for reliability, and the plant could not be shut down until new generation or transmission facilities were built. In December 2014, the PSCW authorized escrow accounting for WE's SSR revenues because of the fluctuations in the actual revenues WE received under the PIPP SSR agreements. The rate order WE received from the PSCW in December 2019 authorized recovery of this SSR regulatory asset over a 15-year period that began on January 1, 2020.

(7)    Primarily relates to costs associated with the long-term service agreements our Wisconsin utilities have with Bluewater for natural gas storage services. The PSCW has approved escrow accounting for these costs. As a result, our Wisconsin utilities defer as a regulatory asset or liability the difference between actual storage costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

(8)    Represents amounts recoverable from customers related to programs at the utilities designed to meet energy efficiency standards.

The following regulatory liabilities were reflected on our balance sheets as of December 31:

(in millions)	2024	2023	See Note
Regulatory liabilities
Income tax related items	$1,825.4	$1,901.8	16
Removal costs (1)	1,458.2	1,329.9
Pension and OPEB benefits (2)	308.5	299.2	20, 26
Energy costs refundable through rate adjustments	160.8	72.4	1(d)
Uncollectible expense	47.2	21.2	5
Revenue requirements of renewable generation facilities (3)	44.2	—	26
Derivatives	36.9	19.2	1(s)
Electric transmission costs (4)	19.7	30.3
Other, net	102.4	71.2
Total regulatory liabilities	$4,003.3	$3,745.2

Balance sheet presentation
Other current liabilities	$45.3	$47.5
Regulatory liabilities	3,958.0	3,697.7
Total regulatory liabilities	$4,003.3	$3,745.2

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

(3)    These amounts represent the deferral of the incremental revenue requirement impact from the delayed in-service date of certain renewable generation facilities constructed by our electric utilities.

(4)    In accordance with the PSCW's approval of escrow accounting for ATC and MISO network transmission expenses for our Wisconsin electric utilities, WE and WPS defer as a regulatory asset or liability the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding.

Oak Creek Power Plant Units 5-6

In May 2024, OCPP Units 5 and 6 were retired. Due to the retirement of these units and the determination that recovery was probable, their net book value of $75.3 million at December 31, 2024 was classified as a regulatory asset. In addition, a $43.8 million cost of removal reserve related to the units continued to be classified as a regulatory liability at December 31, 2024. Not included in these amounts was $8.6 million of deferred tax liabilities previously recorded for the retired units. Effective with its rate order issued by the PSCW in December 2022, WE received approval to collect a return of and on the entire net book value of OCPP Units 5 and 6 and, as a result, will continue to amortize the regulatory asset on a straight-line basis, using the composite depreciation rates

2024 Form 10-K	125	WEC Energy Group, Inc.

approved by the PSCW before the units were retired. The amortization is included in depreciation and amortization on the income statement. WE also has FERC approval to continue to collect the net book value of OCPP Units 5 and 6 using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Pleasant Prairie Power Plant

The Pleasant Prairie power plant was retired on April 10, 2018. The net book value of this plant was $506.8 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of this plant were $15.4 million as of December 31, 2024. The net amount of $491.4 million was classified as a regulatory asset on our balance sheet at December 31, 2024 due to the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $138.0 million related to the retired Pleasant Prairie power plant. Pursuant to its rate order issued by the PSCW in December 2019, WE will continue to amortize this regulatory asset on a straight-line basis through 2039, using the composite depreciation rates approved by the PSCW before this plant was retired. The amortization is included in depreciation and amortization in the income statement. WE also has FERC approval to continue to collect the net book value of the Pleasant Prairie power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

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

Presque Isle Power Plant

Pursuant to MISO's April 2018 approval of the retirement of the PIPP, these units were retired on March 31, 2019. The net book value of the PIPP was $142.6 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. In addition, previously deferred unprotected tax benefits from the Tax Legislation related to the unrecovered balance of these units were $4.4 million as of December 31, 2024. The net amount of $138.2 million was classified as a regulatory asset on our balance sheet at December 31, 2024 as a result of the retirement of the plant. This regulatory asset does not include certain other previously recorded deferred tax liabilities of $38.7 million related to the retired PIPP. After the retirement of the PIPP, a portion of the regulatory asset and related cost of removal reserve was transferred to UMERC for recovery from its retail customers. In WE's rate order issued by the PSCW in December 2019 and UMERC's rate order issued by the MPSC in October 2024, WE and UMERC received approval to collect a return of and on the net book value of the PIPP and, as a result, will continue to amortize the regulatory assets on a straight-line basis through 2037, using the composite depreciation rates approved by the PSCW before the units were retired. This amortization is included in depreciation and amortization in the income statement. WE also has FERC approval to continue to collect the net book value of the PIPP using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Pulliam Power Plant

In connection with a MISO ruling, WPS retired Pulliam Units 7 and 8 on October 21, 2018. The net book value of the Pulliam units was $29.3 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2024 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the Pulliam units and, as a result, will continue to amortize this regulatory asset on a straight-line basis through 2031, using the composite depreciation rates approved by the PSCW before these generating units were retired. The amortization is included in depreciation and amortization in the income statement. WPS also has FERC approval to continue to collect the net book value of the Pulliam power plant using the approved composite depreciation rates, in addition to a return on the remaining net book value.

Edgewater Generating Station Unit 4

The Edgewater 4 generating unit was retired on September 28, 2018. The net book value of the generating unit was $1.0 million at December 31, 2024, representing book value less cost of removal and accumulated depreciation. This amount was classified as a regulatory asset on our balance sheet at December 31, 2024 as a result of the retirement of the plant. Effective with its rate order issued by the PSCW in December 2019, WPS received approval to collect a return of and on the entire net book value of the

2024 Form 10-K	126	WEC Energy Group, Inc.

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

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

(in millions)	2024	2023
Electric – generation	$6,976.3	$6,190.4
Electric – distribution	9,298.9	8,688.0
Natural gas – distribution, storage, and transmission	15,673.0	14,851.3
Property, plant, and equipment to be retired, net	906.3	1,043.5
Other	2,410.8	2,350.0
Less: Accumulated depreciation	9,411.0	8,907.9
Net	25,854.3	24,215.3
CWIP	1,653.6	1,118.3
Net utility and non-utility property, plant, and equipment	27,507.9	25,333.6

We Power generation	3,284.3	3,295.9
Renewable generation	4,720.8	3,667.7
Natural gas storage	298.6	291.6
Net non-utility energy infrastructure	8,303.7	7,255.2
Corporate services	172.3	169.8
Other	14.1	14.3
Less: Accumulated depreciation	1,393.9	1,227.5
Net	7,096.2	6,211.8
CWIP	41.3	36.1
Net other property, plant, and equipment	7,137.5	6,247.9

Total property, plant, and equipment	$34,645.4	$31,581.5

Severance Liability for Plant Retirements

We have severance liabilities related to past and future plant retirements recorded in other current and other long-term liabilities on our balance sheets. Activity related to these severance liabilities for the years ended December 31 was as follows:

(in millions)	2024		2023	2022
Severance liability at January 1	$17.8		$16.2	$4.9
Severance expense	(3.9)	(1)	1.6	11.3
Severance payments	(0.5)		—	—
Total severance liability at December 31	$13.4		$17.8	$16.2

(1)    The severance accrual was decreased in 2024 due to workforce realignment efforts.

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 7 and 8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. See Note 2, Acquisitions, for more information on the West Riverside acquisitions. OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of OCPP Units 7 and 8 was $657.4 million at December 31, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property,

2024 Form 10-K	127	WEC Energy Group, Inc.

plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by the end of 2029, and we are exploring the conversion of at least one unit to natural gas. The total net book value of WPS's ownership share of Columbia Units 1 and 2 was $248.9 million at December 31, 2024, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC – Storm Damage

During several storms that occurred in 2023 and 2024, certain sections of our Samson I solar facility incurred damage. As of December 31, 2024, we recognized an impairment of $2.7 million related to storm damage, which was offset by a $2.7 million receivable for future insurance recoveries. Although we may experience differences between periods in the timing of cash flows, we do not currently expect a significant impact to our long-term cash flows from these storms.

The Peoples Gas Light and Coke Company and North Shore Gas Company Impairment

In November 2023, the ICC issued written rate orders that disallowed $177.2 million of previously incurred capital costs related to the construction and improvement of PGL’s service centers and $1.7 million of capital costs related to NSG's construction of a gas infrastructure project. As a result of these disallowances, we recorded a $178.9 million non-cash impairment of our property, plant, and equipment in 2023. In August 2024, the ICC issued a final order on PGL's 2016 QIP annual reconciliation, which included a disallowance of certain capital costs. As a result, PGL recorded a $12.1 million impairment of property, plant, and equipment. See Note 26, Regulatory Environment, for more information.

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

Information related to jointly owned utility facilities at December 31, 2024 was as follows:

Company	Jointly-Owned Utility Facilities	Ownership	Share of Capacity (MW)	In-Service /Acquisition Date	Operating Owner	Property, Plant, and Equipment	Accumulated Depreciation	CWIP
(in millions, except for percentages and MW)
We Power (1)	ER 1 & ER 2 (2)	83.34%	1,083.4	2010 & 2011	WE	$2,482.4	$(548.3)	$4.3
WPS	Weston Unit 4 (2)	70.0%	383.4	2008	WPS	600.9	(230.7)	1.6
WPS	Columbia Units 1 & 2 (2) (5)	27.5%	307.5	1975 & 1978	WPL	436.5	(186.9)	4.0
WPS	Forward Wind (3)	44.6%	61.5	2008	WPS	120.1	(60.0)	—
WPS	Two Creeks (4)	66.7%	100.0	2020	WPS	136.9	(18.6)	—
WPS	Badger Hollow I (4)	66.7%	100.0	2021	WPS	146.5	(14.5)	0.4
WPS	Red Barn (3)	90.0%	82.4	2023	WPS	150.6	(8.1)	—
WE	West Riverside (2) (6)	27.5%	190.5	2023 & 2024	WPL	217.8	(29.5)	3.2
WE	Badger Hollow II (4)	66.7%	100.0	2023	WE	179.4	(6.0)	0.4
WE, WPS	Paris (solar portion) (4)	90.0%	180.0	2024	WE	357.8	—	0.5

(1)    We Power leases its ownership interest in ER 1 and ER 2 to WE.

2024 Form 10-K	128	WEC Energy Group, Inc.

(2)    Capacity is based on rated capacity, which is the net power output under average operating conditions with equipment in an average state of repair as of a given month in a given year. Values are primarily based on the net dependable expected capacity ratings for summer 2025 established by tests and may change slightly from year to year. The summer period is the most relevant for capacity planning purposes. This is a result of continually reaching demand peaks in the summer months, primarily due to air conditioning demand.

(3)     Capacity for wind generating facilities is based on nameplate capacity, which is the amount of energy a turbine should produce at optimal wind speeds.

(4)     Capacity for solar generating facilities is based on nameplate capacity, which is the maximum output that a generator should produce at continuous full power.

(5)    These coal units are expected to be retired by the end of 2029. See Note 7, Property, Plant, and Equipment, for more information.

(6)    WE acquired a 13.8% ownership interest in June 2023 and acquired an additional 13.7% ownership interest in May 2024. See Note 2, Acquisitions, for more information.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system. The solar portion of this project went into service in December 2024 (see details in the table above) and construction of the battery storage is expected to be completed in 2025. Once fully constructed, WE and WPS will collectively own 90%, or 99 MWs of battery storage of this project. Our CWIP balance for Paris battery storage was $217.0 million as of December 31, 2024.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system. Once constructed, WE and WPS will collectively own 90%, or 225 MWs of solar generation and 68 MWs of battery storage of this project. Commercial operation of the solar portion and the battery storage is expected to be completed in 2025 and 2026, respectively. Our CWIP balance for Darien was $422.2 million as of December 31, 2024.

WE and WPS, along with an unaffiliated utility, received PSCW approval to construct Koshkonong, a utility-scale solar-powered electric generating facility with a battery energy storage system. Once fully constructed, WE and WPS will collectively own 90%, or 270 MWs of solar generation and 149 MWs of battery storage of this project. Commercial operation of the solar facility and the battery storage is expected to be completed in 2026 and 2027, respectively. Our CWIP balance for Koshkonong was $140.3 million as of December 31, 2024.

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

WECI has also recorded AROs for the dismantling of our non-utility renewable generation projects.

The following table shows changes to our AROs during the years ended December 31:

(in millions)	2024		2023		2022
Balance as of January 1	$374.2		$479.3		$462.0
Accretion	18.8		17.2		16.1
Additions	192.7	(1)	24.0		12.8
Revisions to estimated cash flows	6.4		(133.5)	(2)	2.2
Liabilities settled	(12.1)		(12.8)		(13.8)
Balance as of December 31	$580.0		$374.2		$479.3

(1)    AROs increased primarily as a result of AROs being recorded related to the new EPA CCR Rule that was enacted in April 2024. See Note 24, Commitments and Contingencies, for more information.

2024 Form 10-K	129	WEC Energy Group, Inc.

(2)    AROs decreased primarily due to revisions made to estimated cash flows for changes in removal cost estimates and settlements dates for mains and services at PGL and NSG.

NOTE 10—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at December 31, 2024. We had no changes to the carrying amount of goodwill during the years ended December 31, 2024 and 2023.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)    We had no accumulated impairment losses related to our goodwill as of December 31, 2024.

During the third quarter of 2024, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2024. No impairments resulted from these tests.

Other Indefinite-Lived Intangible Assets

At December 31, 2024 and 2023, we had $29.3 million of other indefinite-lived intangible assets, largely consisting of spectrum frequencies. The spectrum frequencies enable the utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Finite-Lived Intangible Asset

At December 31, 2024, we had a finite-lived intangible asset of $13.0 million related to a PPA for Maple Flats acquired by WECI in November 2024. The PPA will be amortized over a useful life of 15 years and expires in 2039. At December 31, 2024, accumulated amortization related to the intangible asset was not material. This finite-lived intangible asset is included in other long-term assets on our balance sheet. Amortization expense related to the intangible asset was not material for the year ended December 31, 2024. Amortization expense to be recorded as a decrease to operating revenues is expected to be $0.9 million in each of the next five years. See Note 2, Acquisitions, for more information on the acquisition of Maple Flats.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	December 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$679.6	$(119.3)	$560.3	$653.9	$(66.6)	$587.3
Proxy revenue swap (2)	7.2	(4.2)	3.0	7.2	(3.5)	3.7
Interconnection agreements (3)	4.7	(1.2)	3.5	4.7	(0.9)	3.8
Total intangible liabilities	$691.5	$(124.7)	$566.8	$665.8	$(71.0)	$594.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, Sapphire Sky, and Delilah I expiring between 2030 and 2040. The weighted-average remaining useful life of the PPAs is 11 years. See Note 2, Acquisitions, for more information on the acquisition of Delilah I in 2024.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is four years.

2024 Form 10-K	130	WEC Energy Group, Inc.

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

Amortization related to these intangible liabilities for the years ended December 31, 2024, 2023, and 2022 was $53.7 million, $50.6 million, and $11.3 million, respectively. Amortization for the next five years is estimated to be:

	For the Years Ending December 31
(in millions)	2025	2026	2027	2028	2029
Amortization to be recorded as an increase to operating revenues	$53.9	$55.1	$55.1	$55.1	$55.1
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

NOTE 11—COMMON EQUITY

Stock-Based Compensation

The following table summarizes our pre-tax stock-based compensation expense and the related tax benefit recognized in income for the years ended December 31:

(in millions)	2024	2023		2022
Stock options	$4.9	$5.3		$6.5
Restricted stock	7.6	6.6		7.0
Performance units	26.8	(2.2)	(1)	21.3
Stock-based compensation expense	$39.3	$9.7		$34.8
Related tax benefit	$10.8	$2.7		$9.6

(1)    The reduction in expense was due to a decrease in the fair value of the outstanding performance units.

Stock-based compensation costs capitalized during 2024, 2023, and 2022 were not significant.

Stock Options

The following is a summary of our stock option activity during 2024:

Stock Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2024	3,015,751	$79.57
Granted	294,990	84.92
Exercised	(380,412)	62.20
Forfeited	(10,286)	91.82
Expired	(3,141)	91.34
Outstanding as of December 31, 2024	2,916,902	82.32	5.4	$35.0
Exercisable as of December 31, 2024	2,182,660	79.16	4.6	$32.7

The aggregate intrinsic value of outstanding and exercisable options in the above table represents the total pre-tax intrinsic value that would have been received by the option holders had they exercised all of their options on December 31, 2024. This is calculated as the difference between our closing stock price on December 31, 2024, and the option exercise price, multiplied by the number of in-the-money stock options. The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $11.2 million, $5.2 million, and $29.2 million, respectively. The actual tax benefit from option exercises for the same years was approximately $3.1 million, $1.4 million, and $8.0 million, respectively.

As of December 31, 2024, approximately $1.4 million of unrecognized compensation cost related to unvested and outstanding stock options was expected to be recognized over the next 1.6 years on a weighted-average basis.

2024 Form 10-K	131	WEC Energy Group, Inc.

During the first quarter of 2025, the Compensation Committee awarded 231,024 non-qualified stock options with a weighted-average exercise price of $94.55 and a weighted-average grant date fair value of $18.23 per option to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

Restricted Shares

The following restricted stock activity occurred during 2024:

Restricted Shares	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding and unvested as of January 1, 2024	100,398	$93.95
Granted	108,484	84.96
Released	(99,941)	91.07
Forfeited	(3,699)	88.56
Outstanding and unvested as of December 31, 2024	105,242	87.61

The intrinsic value of restricted stock released was $8.6 million, $5.8 million, and $7.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The actual tax benefit from released restricted shares for the same years was $2.4 million, $1.6 million, and $2.1 million, respectively.

As of December 31, 2024, approximately $4.2 million of unrecognized compensation cost related to unvested and outstanding restricted stock was expected to be recognized over the next 1.8 years on a weighted-average basis.

During the first quarter of 2025, the Compensation Committee awarded 79,170 restricted shares to certain of our directors, officers, and other key employees under its normal schedule of awarding long-term incentive compensation. The grant date fair value of these awards was $94.55 per share.

Performance Units

During 2024, 2023, and 2022, the Compensation Committee awarded 205,051; 157,035; and 171,492 performance units, respectively, to officers and other key employees under the WEC Energy Group Performance Unit Plan.

Performance units with an intrinsic value of $2.4 million, $10.2 million, and $20.2 million were settled during 2024, 2023, and 2022, respectively. The actual tax benefit from the distribution of performance units for the same years was $0.6 million, $2.6 million, and $5.1 million, respectively.

At December 31, 2024, we had 466,679 performance units outstanding, including dividend equivalents. A liability of $34.7 million was recorded on our balance sheet at December 31, 2024 related to these outstanding units. As of December 31, 2024, approximately $22.5 million of unrecognized compensation cost related to unvested and outstanding performance units was expected to be recognized over the next 1.7 years on a weighted-average basis.

During the first quarter of 2025, we settled performance units with an intrinsic value of $14.1 million. The actual tax benefit from the distribution of these awards was $3.4 million. In January 2025, the Compensation Committee also awarded 185,945 performance units to certain of our officers and other key employees under its normal schedule of awarding long-term incentive compensation.

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

2024 Form 10-K	132	WEC Energy Group, Inc.

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

The long-term debt obligations of WECI Wind Holding I, WECI Wind Holding II, and WECI Energy Holding III contain various conditions that must be met prior to them making any cash distributions. Included in these provisions is a requirement to maintain a debt service coverage ratio of 1.2 or greater for the 12-month period prior to the distribution.

WEC Energy Group has the option to defer interest payments on its 2024A Junior Notes and 2024B Junior Notes, from time to time, for one or more periods of up to 10 consecutive years per period. During any period in which it defers interest payments, it may not declare or pay any dividends or distributions on, or redeem, repurchase or acquire, its common stock.

See Note 13, Short-Term Debt and Lines of Credit, for discussion of certain financial covenants related to short-term debt obligations.

As of December 31, 2024, restricted net assets of our consolidated subsidiaries totaled approximately $13 billion. Our equity in undistributed earnings of investees accounted for by the equity method was approximately $583 million.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock

As of January 1, 2024, we began issuing new shares of common stock to fulfill our obligations under various stock-based employee benefit and compensation plans and to provide shares to participants in our dividend reinvestment and stock purchase plan. During 2023 and 2022, we instructed our independent agents to purchase shares on the open market to fulfill obligations under these plans. As such, no new shares of common stock were issued during the years ended December 31, 2023 and 2022.

On August 6, 2024, we entered into an EDA, under which we may offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $1.5 billion through an at-the-market offering program, which includes an equity forward sales component. We may offer and sell our common shares through the sales agents party to the EDA during the term of the agreement. The EDA will terminate upon the earliest of (i) the sale of all common stock subject to the EDA, (ii) termination of the EDA pursuant to its terms, or (iii) August 31, 2027. Actual sales of common stock under the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold will be done pursuant to our registration statement on Form S-3 filed with the SEC on August 5, 2024 and the related prospectus supplement. During the year ended December 31, 2024, we issued 1,030,674 shares of common stock under the EDA and received proceeds of $98.3 million, which is net of $1.7 million of commissions and other fees. We have not entered into any forward sale agreements.

2024 Form 10-K	133	WEC Energy Group, Inc.

We had the following changes to our outstanding common stock during the year ended December 31, 2024 :

Common stock shares outstanding at beginning of period	315,434,531
Shares issued:
At-the-market offering program	1,030,674
Stock-based compensation	455,474
401(k)	336,800
Stock investment plan	423,376
Common stock shares outstanding at end of period	317,680,855

The following is a summary of shares purchased to fulfill exercised stock options and restricted stock awards during the years ended December 31:

(in millions, except share amounts)	2024	2023	2022
Shares purchased	23,292	182,795	687,416
Cost of shares purchased	$3.2	$16.6	$69.2

During the year ended December 31, 2024, our Board of Directors declared common stock dividends which are summarized below:

Date Declared	Date Payable	Per Share	Period
January 18, 2024	March 1, 2024	$0.835	First quarter
April 18, 2024	June 1, 2024	$0.835	Second quarter
July 18, 2024	September 1, 2024	$0.835	Third quarter
October 17, 2024	December 1, 2024	$0.835	Fourth quarter

On January 16, 2025, our Board of Directors declared a quarterly cash dividend of $0.8925 per share, which equates to an annual dividend of $3.57 per share. The dividend is payable on March 1, 2025, to shareholders of record on February 14, 2025. In addition, the Board of Directors affirmed our dividend policy that continues to target a dividend payout ratio of 65-70% of earnings.

NOTE 12—PREFERRED STOCK

The following table shows preferred stock authorized and outstanding at December 31, 2024 and 2023:

(in millions, except share and per share amounts)	Shares Authorized	Shares Outstanding	Redemption Price Per Share	Total
WEC Energy Group
$0.01 par value Preferred Stock	15,000,000	—	—	$—

WE
$100 par value, Six Per Cent. Preferred Stock	45,000	44,498	—	4.4
$100 par value, Serial Preferred Stock 3.60% Series	2,286,500	260,000	$101	26.0
$25 par value, Serial Preferred Stock	5,000,000	—	—	—

WPS
$100 par value, Preferred Stock	1,000,000	—	—	—

PGL
$100 par value, Cumulative Preferred Stock	430,000	—	—	—

NSG
$100 par value, Cumulative Preferred Stock	160,000	—	—	—
Total				$30.4

2024 Form 10-K	134	WEC Energy Group, Inc.

NOTE 13—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates as of December 31:

(in millions, except percentages)	2024	2023
Commercial paper
Amount outstanding at December 31	$1,114.4	$2,017.2
Average interest rate on amounts outstanding at December 31	4.63%	5.49%
Operating expense loans
Amount outstanding at December 31 (1)	$2.2	$3.7

(1)    Coyote Ridge, Tatanka Ridge, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during 2024, was $1,313.4 million with a weighted-average interest rate during the period of 5.38%.

WEC Energy Group, WE, WPS, WG, and PGL have entered into bank back-up credit facilities to maintain short-term credit liquidity which, among other terms, require them to maintain, subject to certain exclusions, a total funded debt to capitalization ratio of 70.0%, 65.0%, 65.0%, 65.0%, and 65.0% or less, respectively. As of December 31, 2024, all companies were in compliance with their respective ratio.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities as of December 31:

(in millions)	Maturity	2024
Revolving credit facility (WEC Energy Group) (1)	September 2026	$1,500.0
Revolving credit facility (WEC Energy Group)	October 2025 (2)	200.0
Revolving credit facility (WE) (1)	September 2026	500.0
Revolving credit facility (WPS) (1)	September 2026	400.0
Revolving credit facility (WG) (1)	September 2026	350.0
Revolving credit facility (PGL) (1)	September 2026	350.0
Total short-term credit capacity		$3,300.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,114.4
Available capacity under existing facilities		$2,183.3

(1)    These revolving credit facilities have a renewal provision for two extensions, subject to lender approval. Each extension is for a period of one year.

(2)    On October 18, 2024, WEC Energy Group extended the maturity to October 28, 2025.

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

2024 Form 10-K	135	WEC Energy Group, Inc.

NOTE 14—LONG-TERM DEBT

The following table is a summary of our long-term debt outstanding as of December 31:

	2024			2023
(in millions)	Maturity Date	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance
WEC Energy Group Senior Notes (unsecured)	2025-2033	4.13%	$6,045.0	3.68%	$5,320.0
WEC Energy Group Junior Notes (unsecured) (1) (2)	2055	6.72%	750.0	7.75%	500.0
WE Debentures (unsecured)	2025-2095	4.55%	3,935.0	4.22%	3,285.0
WEPCo Environmental Trust (secured, nonrecourse) (5) (10)	2025-2035	1.58%	88.0	1.58%	97.0
WPS Senior Notes (unsecured)	2025-2051	4.17%	2,275.0	4.11%	1,975.0
WG Debentures (unsecured)	2025-2046	3.92%	840.0	3.35%	790.0
PGL First and Refunding Mortgage Bonds (secured) (3)	2027-2047	3.56%	1,995.0	3.53%	2,070.0
NSG First Mortgage Bonds (secured) (4)	2027-2043	3.81%	177.0	3.81%	177.0
MERC Senior Notes (unsecured)	2025-2047	3.04%	210.0	3.04%	210.0
MGU Senior Notes (unsecured)	2025-2047	3.45%	175.0	3.18%	150.0
UMERC Senior Notes (unsecured)	2029	3.26%	160.0	3.26%	160.0
Bluewater Gas Storage Senior Notes (unsecured) (5)	2025-2047	4.07%	131.9	3.76%	109.8
ATC Holding Senior Notes (unsecured)	2025-2030	4.05%	475.0	4.05%	475.0
We Power Subsidiaries Notes (secured, nonrecourse) (5) (6)	2025-2041	5.67%	814.3	5.65%	856.4
WECC Notes (unsecured)	2028	6.94%	50.0	6.94%	50.0
WECI Wind Holding I Senior Notes (secured, nonrecourse) (5) (7)	2025-2032	2.75%	246.4	2.75%	307.7
WECI Wind Holding II Senior Notes (secured, nonrecourse) (5) (8)	2025-2031	6.38%	167.6	6.38%	191.4
WECI Energy Holding III Senior Notes (secured, nonrecourse) (5) (9)	2025-2039	5.73%	488.7	—%	—
Total			19,023.9		16,724.3
Jayhawk acquisition			7.5		7.5
Unamortized debt issuance costs			(103.2)		(80.2)
Unamortized discount, net and other			(21.1)		(20.5)
Total long-term debt, including current portion			18,907.1		16,631.1
Current portion of long-term debt			(1,729.0)		(1,264.2)
Total long-term debt			$17,178.1		$15,366.9

(1)    In December 2024, we redeemed the remaining outstanding balance of our 2007 Junior Notes. The variable rate for our 2007 Junior Notes was 7.75% as of December 31, 2023.

(2)    In December 2024, we issued our 2024A Junior Notes and 2024B Junior Notes. Our 2024A Junior Notes and 2024B Junior Notes are fixed-to-fixed reset rate junior subordinated notes. The rate for our 2024A Junior Notes was 6.69% as of December 31, 2024. The rate for our 2024A Junior Notes will reset on June 15, 2030. The rate for our 2024B Junior Notes was 6.74% as of December 31, 2024. The rate for our 2024B Junior Notes will reset on June 15, 2035.

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

(5)    The long-term debt of Bluewater, WECI Wind Holding I, WECI Wind Holding II, WECI Energy Holding III, WEPCo Environmental Trust, and We Power's subsidiaries requires periodic principal payments.

(6)    We Power's subsidiaries' senior notes are secured by a collateral assignment of the leases between We Power's subsidiaries and WE related to PWGS and ERGS, as applicable.

2024 Form 10-K	136	WEC Energy Group, Inc.

(7)    WECI Wind Holding I's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries, as well as a pledge of equity in WECI Wind Holding I.

(8)    WECI Wind Holding II's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries, as well as a pledge of equity in WECI Wind Holding II.

(9)    WECI Energy Holding III's Senior Notes are secured by a first priority security interest in the ownership interest of its subsidiaries, as well as a pledge of equity in WECI Energy Holding III.

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

In December 2024, the DOE issued to WE a conditional commitment for a federal loan guarantee for up to $2.5 billion of borrowings that would be used by WE to fund a portion of the costs to construct certain utility-scale renewable generation projects. The conditional commitment was issued pursuant to provisions of the IRA. Under the conditional commitment, the guaranteed borrowings would be senior, unsecured borrowings of WE made through the Federal Financing Bank and reduce WE's issuance of senior, unsecured obligations in the capital markets. Final approval and issuance of a loan guarantee by the DOE is subject to numerous conditions, including negotiation of definitive agreements, completion of due diligence by the DOE, receipt of any necessary regulatory approvals, and the satisfaction of other conditions. In addition, in January 2025, President Trump issued an executive order that requires all federal agencies to immediately halt the disbursement of funds under the IRA and to review their processes for issuing, among other things, loan guarantees. There can be no assurance that the DOE will issue the loan guarantee for WE.

WEC Energy Group, Inc.

In January and February 2024, pursuant to a tender offer, we purchased $122.1 million aggregate principal amount of the $500.0 million outstanding of our 2007 Junior Notes for $115.2 million with proceeds from issuing commercial paper. We recorded a $6.4 million gain related to the early settlement. Additionally, in May 2024, we repurchased $19.0 million aggregate principal amount of the $377.9 million outstanding of our 2007 Junior Notes for $18.7 million, plus accrued interest, with proceeds received from issuing commercial paper. We recorded a $0.2 million gain related to the early settlement. In December 2024, we redeemed the remaining $358.9 million outstanding principal at par, plus accrued interest, of our 2007 Junior Notes with the proceeds we received from the issuance of our 2024A Junior Notes and 2024B Junior Notes.

In March 2024, our $600.0 million of 0.80% Senior Notes, due March 15, 2024, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

In December 2024, we issued $254.0 million of 6.69% Junior Notes, due June 15, 2055 and $496.0 million of 6.74% Junior Notes due June 15, 2055 and used the net proceeds to repay the remaining aggregate principal amount of our 2007 Junior Notes and for other general corporate purposes.

In December 2024, pursuant to a tender offer, we repurchased $250.0 million aggregate principal amount of the $600.0 million outstanding of our 5.60% Senior Notes due September 12, 2026 and repurchased $150.0 million aggregate principal amount of the $450.0 million outstanding of our 1.80% Senior Notes due October 15, 2030, for $380.9 million, plus accrued interest, with proceeds received from issuing commercial paper. As a result of the repurchase, we recorded a $16.5 million gain on debt extinguishment.

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

2024 Form 10-K	137	WEC Energy Group, Inc.

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

Holders may convert all or any portion of their notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2027, in the case of the 2027 Notes, and March 1, 2029, in the case of the 2029 Notes, only under the following circumstances:

•During any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of such series of notes on each applicable trading day;

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

As of December 31, 2024, none of the conditions allowing holders to convert their notes were met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of December 31, 2024:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(8.0)	$854.5	$920.6
2029 Notes	862.5	(8.8)	853.7	929.1

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 1(r), Fair Value Measurements, for more information on the levels of the fair value hierarchy.

2024 Form 10-K	138	WEC Energy Group, Inc.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes and 2029 Notes for the year ended December 31:

(in millions)	2024
2027 Notes
Contractual interest expense	$22.3
Amortization of debt issuance costs	1.9
Total interest expense – 2027 Notes	24.2

2029 Notes
Contractual interest expense	22.3
Amortization of debt issuance costs	1.2
Total interest expense – 2029 Notes	$23.5

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

In December 2024, WE's $300.0 million 2.05% Debentures due December 15, 2024, matured and the outstanding principal and accrued interest were paid with the proceeds received from issuing commercial paper.

Wisconsin Public Service Corporation

In December 2024, WPS issued $300.0 million of 4.55% Senior Notes due December 1, 2029, and used the net proceeds to repay short-term debt.

Wisconsin Gas LLC

In October 2024, WG issued $100.0 million of 4.86% Debentures due November 1, 2029 and $100.0 million of 5.18% Debentures due November 1, 2034, and used the net proceeds to repay short-term debt.

In November 2024, WG's $150.0 million 2.38% Debentures due November 1, 2024, matured, and the outstanding principal and accrued interest were paid with the proceeds we received from the issuance of WG's Debentures in October 2024.

The Peoples Gas Light and Coke Company

In November 2024, PGL's $75.0 million 2.64% Bonds, series HHH, due November 1, 2024, matured, and the outstanding principal and accrued interest were paid with the proceeds received from issuing commercial paper.

Michigan Gas Utilities Corporation

In October 2024, MGU issued $10.0 million of 4.85% Senior Notes due November 1, 2029 and $15.0 million of 5.23% Senior Notes due November 1, 2034, and used the net proceeds to repay intercompany short-term debt to its parent, Integrys.

Bluewater Gas Storage, LLC

In October 2024, Bluewater issued $25.0 million of 5.41% Senior Notes due November 1, 2041, and used the net proceeds for general limited liability company purposes.

2024 Form 10-K	139	WEC Energy Group, Inc.

WEC Infrastructure Energy Holding III LLC

In December 2024, WECI Energy Holding III issued $488.7 million of 5.73% Senior Notes due December 31, 2039, and used the net proceeds to return a portion of WECI's previously invested capital in the subsidiaries of WECI Energy Holding III.

Maturities of Long-Term Debt Outstanding

The following table shows the long-term debt securities maturing within one year of December 31, 2024:

(in millions)	Interest Rate	Maturity Date (1)	Principal Amount
MGU Senior Notes (unsecured)	2.69%	May	$60.0
MERC Senior Notes (unsecured)	2.69%	May	50.0
WE Debentures (unsecured)	3.10%	June	250.0
WEC Energy Group Senior Notes (unsecured)	3.55%	June	120.0
WEC Energy Group Senior Notes (unsecured)	5.00%	September	500.0
WG Debentures (unsecured)	3.53%	September	200.0
WPS Senior Notes (unsecured)	5.35%	November	300.0
ATC Holding (unsecured)	4.18%	December	85.0
WEPCo Environmental Trust (secured, nonrecourse)	1.58%	Semi-annually	9.2
Bluewater Gas Storage Senior Notes (unsecured)	3.76%	Semi-annually	3.0
Bluewater Gas Storage Senior Notes (unsecured)	5.41%	Semi-annually	0.9
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	4.91%	Monthly	8.4
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	5.209%	Semi-annually	16.3
We Power Subsidiaries Notes – ERGS (secured, nonrecourse)	4.673%	Semi-annually	12.2
We Power Subsidiaries Notes – PWGS (secured, nonrecourse)	6.00%	Monthly	7.5
WECI Wind Holding I Senior Notes (secured, nonrecourse)	2.75%	Semi-annually	44.4
WECI Wind Holding II Senior Notes (secured, nonrecourse)	6.38%	Semi-annually	19.6
WECI Energy Holding III Senior Notes (secured, nonrecourse)	5.73%	Semi-annually	42.5
Total			$1,729.0

(1)    Maturity dates listed as semi-annually and monthly are associated with debt that requires periodic principal payments.

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2024:

(in millions)	Payments
2025	$1,729.0
2026	1,519.4
2027	2,137.3
2028	2,303.2
2029	2,643.4
Thereafter	8,691.6
Total	$19,023.9

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
•Land we are leasing related to our Rothschild biomass plant through June 2051.

2024 Form 10-K	140	WEC Energy Group, Inc.

•Rail cars we are leasing to transport coal to various generating facilities through June 2027.
•Land we are leasing related to our utility and non-utility solar generation projects through December 2074.

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

Land Leases – Non-Utility Energy Infrastructure Solar Generation

We have various land leases related to our investments in non-utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term of approximately 50 years.

2024 Form 10-K	141	WEC Energy Group, Inc.

Amounts Recognized in the Financial Statements and Other Information

The components of lease expense and supplemental cash flow information related to our leases for the years ended December 31 are as follows:

(in millions)	2024	2023	2022
Finance lease expense
Amortization of right of use assets (1)	$0.2	$—	$6.0
Interest on lease liabilities (2)	1.8	0.8	0.9
Operating lease expense (3)	5.2	4.7	6.1
Short-term lease expense (3)	0.6	1.2	0.9
Total lease expense	$7.8	$6.7	$13.9

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$1.8	$0.8	$0.9
Operating cash flows from operating leases	7.1	6.8	5.7
Financing cash flows from finance leases	—	—	6.0
Non-cash activities:
Right of use assets obtained in exchange for finance lease liabilities (4)	$153.2	$32.8	$57.6
Right of use assets obtained in exchange for operating lease liabilities	2.6	18.3	—

Weighted-average remaining lease term – finance leases	50.2 years	49.4 years	30.0 years
Weighted-average remaining lease term – operating leases	25.1 years	22.4 years	12.0 years

Weighted-average discount rate – finance lease (5)	5.9%	5.3%	3.9%
Weighted average discount rate – operating leases (5)	5.9%	5.8%	3.4%

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

(5)    Because our leases do not provide an implicit rate of return, we used an estimate of the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

2024 Form 10-K	142	WEC Energy Group, Inc.

The following table summarizes our finance and operating lease right of use assets and obligations at December 31:

(in millions)	2024	2023	Balance Sheet Location
Right of use assets
Operating lease right of use assets, net	$32.1	$32.0	Other long-term assets
Finance lease right of use assets, net
Land leases – utility solar generation	$235.8	$132.7
Land leases –non-utility energy infrastructure solar generation	43.5	—
Other	2.0	1.1
Total finance lease right of use assets, net (1)	$281.3	$133.8	Property, plant, and equipment, net

Lease obligations
Current operating lease liabilities	$4.3	$4.7	Other current liabilities
Long-term operating lease liabilities	$37.5	$38.8	Other long-term liabilities
Current finance lease liabilities
Other	$0.2	$—	Other current liabilities
Long-term finance lease liabilities
Land leases – utility solar generation	$257.9	$144.8
Land leases –non-utility energy infrastructure solar generation	43.8	—
Other	1.6	1.1
Total long-term finance lease liabilities	$303.3	$145.9	Finance lease obligations

(1)    Amounts are net of accumulated amortization of $10.0 million and $6.1 million at December 31, 2024 and 2023, respectively.

Future minimum lease payments under our operating and finance leases and the present value of our net minimum lease payments as of December 31, 2024, were as follows:

(in millions)	Total Operating Leases	Land Leases - Utility Solar Generation	Land Leases - Non-Utility Energy Infrastructure Solar Generation	Other	Total Finance Leases
2025	$6.0	$7.3	$3.3	$0.3	$10.9
2026	5.9	8.1	2.3	0.3	10.7
2027	5.8	12.2	2.3	0.3	14.8
2028	5.7	12.4	2.3	0.1	14.8
2029	2.9	12.7	2.4	0.1	15.2
Thereafter	75.9	954.4	159.7	2.6	1,116.7
Total minimum lease payments	102.2	1,007.1	172.3	3.7	1,183.1
Less: Interest	(60.4)	(749.2)	(128.5)	(1.9)	(879.6)
Present value of minimum lease payments	41.8	257.9	43.8	1.8	303.5
Less: Short-term lease liabilities	(4.3)	—	—	(0.2)	(0.2)
Long-term lease liabilities	$37.5	$257.9	$43.8	$1.6	$303.3

On February 11, 2025, WECI closed on its acquisition of a 90% ownership interest in Hardin III, a solar generating facility. As a result of this asset acquisition, we acquired various land leases. We are currently evaluating the impact these leases will have on our financial statements and related disclosures. See Note 2, Acquisitions, for more information.

2024 Form 10-K	143	WEC Energy Group, Inc.

NOTE 16—INCOME TAXES

Income Tax Expense

The following table is a summary of income tax expense for the years ended December 31:

(in millions)	2024	2023	2022
Current tax expense (benefit)	$(307.0)	$(14.8)	$50.2
Deferred income taxes, net	538.7	229.9	278.5
ITCs	(9.7)	(10.5)	(5.8)
Total income tax expense	$222.0	$204.6	$322.9

Statutory Rate Reconciliation

The provision for income taxes for each of the years ended December 31 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	2024		2023		2022
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$367.3	21.0%	$322.6	21.0%	$363.5	21.0%
State income taxes net of federal tax benefit	108.0	6.2%	94.3	6.1%	109.7	6.3%
PTCs, net	(200.1)	(11.5)%	(168.2)	(10.9)%	(107.6)	(6.2)%
Federal excess deferred tax amortization (1)	(36.7)	(2.1)%	(37.6)	(2.4)%	(36.9)	(2.1)%
AFUDC-Equity	(12.6)	(0.7)%	(12.4)	(0.8)%	(6.2)	(0.4)%
Other, net	(3.9)	(0.2)%	5.9	0.3%	0.4	—%
Total income tax expense	$222.0	12.7%	$204.6	13.3%	$322.9	18.6%

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

Deferred Income Tax Assets and Liabilities

The components of deferred income taxes as of December 31 were as follows:

(in millions)	2024	2023
Deferred tax assets
Tax gross up – regulatory items	$420.1	$438.6
Future tax benefits	165.4	160.7
Deferred revenues	76.0	84.7
Other	167.9	168.3
Total deferred tax assets	829.4	852.3
Valuation allowance	(1.1)	(5.0)
Net deferred tax assets	$828.3	$847.3

Deferred tax liabilities
Property-related	$4,545.2	$4,198.0
Investment in affiliates	1,103.9	915.1
Employee benefits and compensation	231.4	227.2
Deferred costs – plant retirements	194.3	199.6
Other	268.2	225.9
Total deferred tax liabilities	6,343.0	5,765.8
Deferred tax liability, net	$5,514.7	$4,918.5

2024 Form 10-K	144	WEC Energy Group, Inc.

Consistent with ratemaking treatment, deferred taxes related to our regulated utilities in the table above are offset for temporary differences that have related regulatory assets and liabilities.

The components of net deferred tax assets associated with federal and state tax benefit carryforwards as of December 31, 2024 and 2023 are summarized in the tables below:

2024 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2024
Federal tax credit	$—	$157.9	$—	2042
State net operating loss	107.5	7.2	(1.1)	2032
Other state benefits	—	0.3	—	2028
Balance as of December 31, 2024	$107.5	$165.4	$(1.1)

2023 (in millions)	Gross Value	Deferred Tax Effect	Valuation Allowance	Earliest Year of Expiration
Future tax benefits as of December 31, 2023
Federal tax credit	$—	$153.0	$—	2042
State net operating loss	62.6	3.8	(1.1)	2032
Other state benefits	—	3.9	(3.9)	2024
Balance as of December 31, 2023	$62.6	$160.7	$(5.0)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2024	2023	2022
Balance as of January 1	$4.6	$6.3	$6.8
Additions for tax positions of prior years	—	0.2	0.3
Additions based on tax positions related to the current year	—	—	0.4
Reductions for tax positions of prior years	(0.2)	(1.9)	(1.2)
Balance as of December 31	$4.4	$4.6	$6.3

The amount of unrecognized tax benefits as of December 31, 2024 and 2023, excludes deferred tax assets related to uncertainty in income taxes of $1.0 million and $1.1 million, respectively. As of December 31, 2024 and 2023, the net amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate for continuing operations was $3.4 million and $3.6 million, respectively.

Interest accrued related to unrecognized tax benefits is as follows:

(in millions)	2024	2023	2022
Balance as of January 1	$0.6	$0.5	$0.1
Interest expense related to unrecognized tax benefits	0.3	0.1	0.4
Balance as of December 31	$0.9	$0.6	$0.5

For the years ended December 31, 2024, 2023, and 2022, we recognized no penalties related to unrecognized tax benefits in our consolidated income statements. At December 31, 2024 and 2023, we had no amounts accrued for penalties related to unrecognized tax benefits.

Although analysis of our unrecognized tax benefits is ongoing, the potential estimated decrease in the total amounts of unrecognized tax benefits within the next 12 months is approximately $1.8 million associated with statutes of limitations on certain tax years. We do not anticipate any significant increases in the total amounts of unrecognized tax benefits within the next 12 months.

We file income tax returns in the United States federal jurisdiction and state tax returns based on income in our major state operating jurisdictions of Wisconsin, Illinois, Michigan, and Minnesota. We also file tax returns in other state and local jurisdictions

2024 Form 10-K	145	WEC Energy Group, Inc.

with varying statutes of limitations. As of December 31, 2024, with a few exceptions, we were subject to examination by federal and state or local tax authorities for the 2020 through 2024 tax years in our major operating jurisdictions as follows:

Jurisdiction	Years
Federal	2021–2024
Illinois	2021–2024
Michigan	2020–2024
Minnesota	2020–2024
Wisconsin	2020–2024

NOTE 17—FAIR VALUE MEASUREMENTS

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$19.6	$13.7	$—	$33.3
FTRs and TCRs	—	—	7.8	7.8
Total derivative assets	$19.6	$13.7	$7.8	$41.1

Investments held in rabbi trust	$52.1	$—	$—	$52.1

Derivative liabilities
Natural gas contracts	$7.1	$6.8	$—	$13.9

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.2	$8.3	$—	$10.5
FTRs and TCRs	—	—	7.2	7.2
Coal contracts	—	0.3	—	0.3
Total derivative assets	$2.2	$8.6	$7.2	$18.0

Investments held in rabbi trust	$51.7	$—	$—	$51.7

Derivative liabilities
Natural gas contracts	$70.1	$16.0	$—	$86.1
Coal contracts	—	20.3	—	20.3
Total derivative liabilities	$70.1	$36.3	$—	$106.4

The derivative assets and liabilities listed in the tables above include options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. They also include FTRs and TCRs, which are used at our electric utilities and certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy Markets and the Southwest Power Pool, Inc. Integrated Marketplace, respectively.

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. During the years ended December 31, 2024 and 2023, the net unrealized gains included in earnings related to the investments held at the end of the period were $9.0 million and $10.0 million, respectively. For the year ended December 31, 2022, we recorded $12.7 million of net unrealized losses in earnings related to the investments held at the end of the period.

2024 Form 10-K	146	WEC Energy Group, Inc.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy at December 31:

(in millions)	2024	2023	2022
Balance at the beginning of the period	$7.2	$7.8	$2.4
Purchases	28.7	21.0	23.7
Net realized and unrealized gains (losses) included in earnings (1)	(0.7)	(0.5)	0.5
Settlements	(27.4)	(21.1)	(18.8)
Balance at the end of the period	$7.8	$7.2	$7.8
Net unrealized gains (losses) included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$—	$0.5	$(0.4)

(1)    Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value at December 31:

	2024		2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.2	$30.4	$21.4
Long-term debt, including current portion	18,907.1	17,840.8	16,631.1	15,564.3

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

	December 31, 2024		December 31, 2023
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$29.2	$13.9	$10.4	$78.1
FTRs and TCRs	7.8	—	7.2	—
Coal contracts	—	—	0.3	10.9
Total current	37.0	13.9	17.9	89.0

Long-term
Natural gas contracts	4.1	—	0.1	8.0
Coal contracts	—	—	—	9.4
Total long-term	4.1	—	0.1	17.4
Total	$41.1	$13.9	$18.0	$106.4

2024 Form 10-K	147	WEC Energy Group, Inc.

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

	December 31, 2024		December 31, 2023		December 31, 2022
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	206.3 Dth	$(127.8)	198.0 Dth	$(259.1)	183.3 Dth	$299.5
FTRs and TCRs	29.7 MWh	8.2	30.2 MWh	25.9	27.2 MWh	11.8
Total		$(119.6)		$(233.2)		$311.3

At December 31, 2024 and 2023, we had posted cash collateral of $16.0 million and $100.3 million, respectively. We had also received cash collateral of $4.2 million at December 31, 2024.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	December 31, 2024			December 31, 2023
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$41.1		$13.9	$18.0	$106.4
Gross amount not offset on the balance sheet	(11.5)	(1)	(7.3)	(3.1)	(71.0)	(2)
Net amount	$29.6		$6.6	$14.9	$35.4

(1)    Includes cash collateral received of $4.2 million.

(2)    Includes cash collateral posted of $67.9 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the years ended December 31, 2024, 2023, and 2022 were not significant. At December 31, 2024, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 19—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at December 31, 2024	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$176.1	$19.8	$30.0	$126.3
Surety bonds (2)	34.0	33.9	0.1	—
Other guarantees (3)	11.3	—	—	11.3
Total guarantees	$221.4	$53.7	$30.1	$137.6

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

(3)    Related to workers compensation coverage for which a liability was recorded on our balance sheets.

2024 Form 10-K	148	WEC Energy Group, Inc.

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

Other than those employees who receive a contribution to their 401(k) savings plan as described below, former Wisconsin Energy Corporation employees who started with the company after 1995 receive a benefit based on a percentage of their annual salary plus an interest credit. Employees who started before 1996 receive a benefit based upon years of service and final average salary. Wisconsin Energy Corporation management employees hired after December 31, 2014, and certain new represented employees hired after May 1, 2017, receive an annual company contribution to their 401(k) savings plan instead of being enrolled in the defined benefit plans.

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

The following tables provide a reconciliation of the changes in our plans' benefit obligations and fair value of assets:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Change in benefit obligation
Obligation at January 1	$2,352.4	$2,315.9	$448.1	$402.3
Service cost	24.2	24.0	10.9	9.8
Interest cost	116.6	122.3	22.7	21.6
Participant contributions	—	—	11.2	11.8
Actuarial (gain) loss	(99.6)	81.9	6.9	45.9
Benefit payments	(184.4)	(191.7)	(41.7)	(46.0)
Federal subsidy on benefits paid	N/A	N/A	1.4	1.5
Transfer	—	—	1.4	1.2
Obligation at December 31	$2,209.2	$2,352.4	$460.9	$448.1

Change in fair value of plan assets
Fair value at January 1	$2,665.8	$2,628.0	$829.6	$835.3
Actual return on plan assets	129.8	214.9	49.5	76.4
Employer contributions net of plan transfer (1)	13.1	14.6	1.4	(47.9)
Participant contributions	—	—	11.2	11.8
Benefit payments	(184.4)	(191.7)	(41.7)	(46.0)
Fair value at December 31	$2,624.3	$2,665.8	$850.0	$829.6
Funded status at December 31	$415.1	$313.4	$389.1	$381.5

(1)    Employer contribution includes a $50.0 million transfer out of the WEC Energy Group Retiree Welfare Plan, in 2023, associated with the overfunded position of this plan.

In 2024, we had actuarial gains related to our pension benefit obligations of $99.6 million and actuarial losses in 2023 of $81.9 million. The primary driver for the actuarial gain was a higher discount rate in 2024. Partially offsetting the gain in 2024, was lower than expected asset returns. The discount rate for our pension benefits was 5.69%, 5.19%, and 5.49% in 2024, 2023, and 2022, respectively.

2024 Form 10-K	149	WEC Energy Group, Inc.

In 2024 and 2023, we had actuarial losses related to our OPEB benefit obligation of $6.9 million and $45.9 million, respectively, both of which were driven by claims and premium updates and changes to medical trend assumptions. Partially offsetting the losses, was a higher discount rate in 2024. The discount rate for our OPEB benefits was 5.71%, 5.16%, and 5.50% in 2024, 2023, and 2022, respectively.

The amounts recognized on our balance sheets at December 31 related to the funded status of the benefit plans were as follows:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Pension and OPEB assets	$562.4	$475.2	$406.1	$395.7
Other long-term liabilities	147.3	161.8	17.0	14.2
Total net assets	$415.1	$313.4	$389.1	$381.5

The accumulated benefit obligation for all defined benefit pension plans was $2,156.8 million and $2,279.6 million as of December 31, 2024 and 2023, respectively.

The following table shows information for pension plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2024	2023
Accumulated benefit obligation	$286.0	$300.7
Fair value of plan assets	143.2	147.3

The following table shows information for pension plans with a projected benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2024	2023
Projected benefit obligation	$290.5	$306.7
Fair value of plan assets	143.2	147.3

The following table shows information for OPEB plans with an accumulated benefit obligation in excess of plan assets. Amounts presented are as of December 31:

(in millions)	2024	2023
Accumulated benefit obligation	$194.0	$21.0
Fair value of plan assets	177.0	6.9

The following table shows the amounts that had not yet been recognized in our net periodic benefit cost (credit) as of December 31:

	Pension Benefits		OPEB Benefits
(in millions)	2024	2023	2024	2023
Pre-tax accumulated other comprehensive income (loss) (1)
Net actuarial loss (gain)	$12.3	$12.7	$(1.1)	$(1.2)
Prior service credits	—	—	—	—
Total	$12.3	$12.7	$(1.1)	$(1.2)

Net regulatory assets (liabilities) (2)
Net actuarial loss (gain)	$578.7	$688.9	$(148.8)	$(166.3)
Prior service credits	(2.1)	(2.2)	(15.8)	(29.3)
Total	$576.6	$686.7	$(164.6)	$(195.6)

(1)    Amounts related to the nonregulated entities are included in accumulated other comprehensive loss.

(2)    Amounts related to the utilities and WBS are recorded as net regulatory assets or liabilities.

2024 Form 10-K	150	WEC Energy Group, Inc.

The components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for the years ended December 31 were as follows:

	Pension Benefits			OPEB Benefits
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$24.2	$24.0	$50.8	$10.9	$9.8	$14.3
Interest cost	116.6	122.3	91.8	22.7	21.6	15.4
Expected return on plan assets	(182.1)	(187.4)	(208.0)	(52.7)	(53.0)	(68.9)
Plan settlement	4.0	1.3	6.2	—	—	—
Amortization of prior service cost (credit)	(0.1)	—	1.6	(13.5)	(14.8)	(15.9)
Amortization of net actuarial loss (gain)	59.5	33.0	75.3	(7.6)	(12.3)	(24.7)
Net periodic benefit cost (credit)	$22.1	$(6.8)	$17.7	$(40.2)	$(48.7)	$(79.8)

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As a result, as of December 31, 2024 and 2023, our balance sheet included a $24.9 million and a $6.0 million regulatory asset for pension costs, respectively, and a $38.2 million and a $14.8 million regulatory asset for OPEB costs, respectively.

The weighted-average assumptions used to determine the benefit obligations for the plans were as follows for the years ended December 31:

	Pension Benefits		OPEB Benefits
	2024	2023	2024	2023
Discount rate	5.69%	5.19%	5.71%	5.16%
Rate of compensation increase	4.00%	4.00%	N/A	N/A
Interest credit rate	4.85%	4.84%	N/A	N/A
Assumed medical cost trend rate (Pre 65)	N/A	N/A	7.00%	6.25%
Ultimate trend rate (Pre 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	N/A	N/A	2033	2031
Assumed medical cost trend rate (Post 65)	N/A	N/A	6.10%	6.39%
Ultimate trend rate (Post 65)	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	N/A	N/A	2030	2030

The weighted-average assumptions used to determine the net periodic benefit cost for the plans were as follows for the years ended December 31:

	Pension Benefits
	2024	2023	2022
Discount rate	5.18%	5.49%	3.18%
Expected return on plan assets	6.61%	6.62%	6.88%
Rate of compensation increase	4.00%	4.00%	4.00%
Interest credit rate	4.84%	4.62%	3.78%

	OPEB Benefits
	2024	2023	2022
Discount rate	5.16%	5.50%	2.92%
Expected return on plan assets	6.50%	6.50%	7.00%
Assumed medical cost trend rate (Pre 65)	6.25%	6.50%	5.70%
Ultimate trend rate (Pre 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Pre 65)	2031	2031	2028
Assumed medical cost trend rate (Post 65)	6.39%	6.00%	5.67%
Ultimate trend rate (Post 65)	5.00%	5.00%	5.00%
Year ultimate trend rate is reached (Post 65)	2030	2031	2028

We consult with our investment advisors on an annual basis to help us forecast expected long-term returns on plan assets by reviewing historical returns as well as calculating expected total trust returns using the weighted-average of long-term market

2024 Form 10-K	151	WEC Energy Group, Inc.

returns for each of the major target asset categories utilized in the trust. For 2025, the expected return on assets assumption is 6.61% for the pension plans and 6.50% for the OPEB plans.

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

The target asset allocations are 25% equity investments, 55% fixed income investments, and 20% private equity and real estate investments for both the legacy Wisconsin Energy Corporation and legacy Integrys pension trusts. The legacy Wisconsin Energy Corporation OPEB trust target asset allocations are 45% equity investments, 45% fixed income investments, and 10% real estate investments. The two largest legacy OPEB trusts for Integrys have the same target asset allocations of 45% equity investments, 45% fixed income investments, and 10% real estate investments. Equity securities include investments in large-cap, mid-cap, and small-cap companies. Fixed income securities include corporate bonds of companies from diversified industries, mortgage and other asset backed securities, commercial paper, and United States Treasuries.

Pension and OPEB plan investments are recorded at fair value. See Note 1(r), Fair Value Measurements, for more information regarding the fair value hierarchy and the classification of fair value measurements based on the types of inputs used.

The following tables provide the fair values of our investments by asset class:

	December 31, 2024
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$168.4	$—	$—	$168.4	$93.8	$—	$—	$93.8
International equity	158.2	—	—	158.2	86.4	—	—	86.4
Fixed income securities: (1)
United States bonds	—	880.1	—	880.1	99.0	205.6	—	304.6
International bonds	—	81.6	—	81.6	—	11.2	—	11.2
	$326.6	$961.7	$—	$1,288.3	$279.2	$216.8	$—	$496.0
Investments measured at net asset value:
Equity securities				414.9				190.4
Fixed income securities				126.0				51.8
Other				795.1				111.8
Total				$2,624.3				$850.0

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

2024 Form 10-K	152	WEC Energy Group, Inc.

	December 31, 2023
	Pension Plan Assets				OPEB Assets
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Asset Class
Equity securities:
United States equity	$179.3	$—	$—	$179.3	$91.8	$—	$—	$91.8
International equity	174.0	—	—	174.0	84.6	—	—	84.6
Fixed income securities: (1)
United States bonds	—	906.6	—	906.6	91.5	203.2	—	294.7
International bonds	—	88.0	—	88.0	—	11.9	—	11.9
	$353.3	$994.6	$—	$1,347.9	$267.9	$215.1	$—	$483.0
Investments measured at net asset value:
Equity securities				407.4				182.1
Fixed income securities				124.2				47.7
Other				786.3				116.8
Total				$2,665.8				$829.6

(1)    This category represents investment grade bonds of United States and foreign issuers denominated in United States dollars from diverse industries.

Cash Flows

We expect to contribute $12.1 million to the pension plans and $2.6 million to the OPEB plans in 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

The following table shows the payments, reflecting expected future service, that we expect to make for pension and OPEB over the next 10 years:

(in millions)	Pension Benefits	OPEB Benefits
2025	$212.5	$35.3
2026	214.4	36.7
2027	205.0	37.9
2028	197.2	38.5
2029	188.7	38.8
2030-2034	839.4	189.4

Savings Plans

We sponsor 401(k) savings plans which allow employees to contribute a portion of their pre-tax and/or after-tax income in accordance with plan-specified guidelines. A percentage of employee contributions are matched by us through a contribution into the employee's savings plan account, up to certain limits. The 401(k) savings plans include an Employee Stock Ownership Plan. Certain employees receive an employer retirement contribution, in which amounts are contributed to the employee's savings plan account based on the employee's wages, age, and years of service. Total costs incurred under all of these plans were $61.6 million, $57.5 million, and $54.4 million in 2024, 2023, and 2022, respectively.

2024 Form 10-K	153	WEC Energy Group, Inc.

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

	2024
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,980.8	$25.1	$2,005.9
Add: Earnings from equity method investment	205.4	2.1	207.5
Add: Capital contributions	45.5	—	45.5
Less: Distributions	146.7	3.4	150.1
Add: Other	0.1	—	0.1
Balance at December 31	$2,085.1	$23.8	$2,108.9

	2023
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,884.6	$24.6	$1,909.2
Add: Earnings from equity method investment	175.1	2.4	177.5
Add: Capital contributions	63.7	—	63.7
Less: Distributions	142.6	1.9	144.5
Balance at December 31	$1,980.8	$25.1	$2,005.9

	2022
(in millions)	ATC	ATC Holdco	Total
Balance at January 1	$1,766.9	$22.5	$1,789.4
Add: Earnings from equity method investment	192.6	2.1	194.7
Add: Capital contributions	45.5	—	45.5
Less: Distributions	120.4	—	120.4
Balance at December 31	$1,884.6	$24.6	$1,909.2

The ROE allowed by the FERC helps determine how much transmission owners, such as ATC, earn on their transmission assets as well as how much consumers pay for those assets. Two complaints were filed arguing the base ROE for MISO transmission owners was too high. In regards to the first ROE complaint, the D.C. Circuit Court of Appeals issued an opinion in August 2022 that resulted in ATC recording a reserve for potential refunds based on a 9.88% base ROE. In response to this opinion, the FERC issued an order in October 2024 that required ATC to adopt a 9.98% base ROE. Due to the change between the 9.88% base ROE originally reflected in ATC's reserve and the 9.98% base ROE authorized in the October 2024 FERC order, ATC reduced its refund liability, which increased our pre-tax equity earnings by $20.1 million during the fourth quarter of 2024.

In November 2019 and May 2020, the FERC issued orders that addressed the second complaint related to ATC's ROE. In August 2022, the D.C. Circuit Court of Appeals affirmed the FERC’s orders. Therefore, during the third quarter of 2022, we reversed a $39.1 million liability for potential future refunds that ATC may have been required to provide, which increased our equity earnings from ATC.

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

2024 Form 10-K	154	WEC Energy Group, Inc.

The following table summarizes our significant related party transactions with ATC during the years ended December 31:

(in millions)	2024	2023	2022
Charges to ATC for services and construction	$21.6	$17.4	$18.9
Charges from ATC for network transmission services	413.3	377.5	363.7
Net payment to ATC related to FERC ROE orders	—	—	(0.1)

As of December 31, 2024 and 2023, our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	2024	2023
Accounts receivable for services provided to ATC	$1.4	$1.6
Accounts payable for services received from ATC	34.4	49.9
Amounts due from ATC for transmission infrastructure upgrades (1)	54.5	46.1

(1)    The transmission infrastructure upgrades were primarily related to the construction of WE's, WPS's, and UMERC's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Year Ended December 31
(in millions)	2024	2023	2022
Income statement data
Operating revenues	$911.3	$818.9	$751.2
Operating expenses	442.4	407.6	381.5
Other expense, net	137.7	131.7	123.0
Net income	$331.2	$279.6	$246.7

(in millions)	December 31, 2024	December 31, 2023
Balance sheet data
Current assets	$126.6	$115.2
Noncurrent assets	6,792.6	6,337.0
Total assets	$6,919.2	$6,452.2

Current liabilities	$482.4	$495.9
Long-term debt	3,083.4	2,736.0
Other noncurrent liabilities	545.0	585.2
Members' equity	2,808.4	2,635.1
Total liabilities and members' equity	$6,919.2	$6,452.2

NOTE 22—SEGMENT INFORMATION

Our President and CEO, who is our CODM, reviews financial information presented on a segment basis for purposes of making operating decisions and assessing performance. The CODM regularly reviews net income attributed to common shareholders to measure segment profitability and to allocate resources, including assets, to our businesses. Net income attributed to common shareholders best measures our segment profitability as it reflects all revenues and costs, including the impact on our tax provision from tax credits generated through investments in renewable generation facilities.

Our CODM allocates resources such as employees as well as financial and capital resources to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment’s net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the ROE earned for each utility within the various utility segments.

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, equity investment interests, as well as the revenue streams for the products or services provided to customers through electric, natural gas, and renewable operations. See Note 4, Operating Revenues, for more

2024 Form 10-K	155	WEC Energy Group, Inc.

information on disaggregation of operating revenues, including intercompany eliminations. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

At December 31, 2024, we reported six segments, which are described below. All of our operations are located within the United States.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

•The other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC.

•The electric transmission segment includes our approximate 60% ownership interest in ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects, and our approximate 75% ownership interest in ATC Holdco, which was formed to invest in transmission-related projects outside of ATC's traditional footprint. See Note 21, Investment in Transmission Affiliates, for more information on equity method investments.

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

2024 Form 10-K	156	WEC Energy Group, Inc.

The following tables show summarized financial information related to our reportable segments for the years ended December 31, 2024, 2023, and 2022.

	Utility Operations
2024 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,330.5	$1,602.4	$449.8	$8,382.7	$—	$217.2	$—	$—	$8,599.9
Intersegment revenues	—	—	—	—	—	474.1	—	(474.1)	—
Fuel and purchased power	1,455.7	—	—	1,455.7	—	—	—	—	1,455.7
Cost of natural gas sold	661.9	376.7	198.6	1,237.2	—	9.1	—	(46.0)	1,200.3
Other operation and maintenance	1,547.9	461.5	93.9	2,103.3	—	75.1	(11.3)	(9.1)	2,158.0
Impairment related to ICC disallowances	—	12.1	—	12.1	—	—	—	—	12.1
Depreciation and amortization	919.9	255.4	47.0	1,222.3	—	198.4	22.3	(88.5)	1,354.5
Property and revenue taxes	169.6	59.9	21.0	250.5	—	15.7	0.3	—	266.5
Equity in earnings of transmission affiliates	—	—	—	—	207.5	—	—	—	207.5
Other income, net (1)	146.6	7.6	0.3	154.5	—	1.0	54.4	(31.7)	178.2
Interest expense	637.3	94.7	16.4	748.4	19.4	99.7	310.0	(362.2)	815.3
Gain on debt extinguishments	—	—	—	—	—	—	(23.1)	—	(23.1)
Income tax expense (benefit)	220.5	97.6	18.7	336.8	47.1	(82.4)	(79.5)	—	222.0
Preferred stock dividends of subsidiary	1.2	—	—	1.2	—	—	—	—	1.2
Net loss attributed to noncontrolling interests	—	—	—	—	—	4.1	—	—	4.1
Net income (loss) attributed to common shareholders	$863.1	$252.1	$54.5	$1,169.7	$141.0	$380.8	$(164.3)	$—	$1,527.2

Other Segment Disclosures
Capital expenditures and asset acquisitions	$2,347.1	$343.0	$118.3	$2,808.4	$—	$945.8	$20.6	$—	$3,774.8
Equity method investments	15.7	—	—	15.7	2,108.9	—	67.0	—	2,191.6
Total assets (2)	30,622.7	8,168.8	1,646.0	40,437.5	2,126.0	7,316.0	1,037.3	(3,553.6)	47,363.2

(1)Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at December 31, 2024 reflect an elimination of $1,525.4 million for all lease activity between We Power and WE.

2024 Form 10-K	157	WEC Energy Group, Inc.

	Utility Operations
2023 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,625.9	$1,557.8	$519.1	$8,702.8	$—	$190.1	$0.1	$—	$8,893.0
Intersegment revenues	—	—	—	—	—	476.4	—	(476.4)	—
Fuel and purchased power	1,615.9	—	—	1,615.9	—	—	—	—	1,615.9
Cost of natural gas sold	894.7	443.0	277.2	1,614.9	—	20.5	—	(60.1)	1,575.3
Other operation and maintenance	1,531.3	397.9	94.5	2,023.7	—	80.1	5.8	(9.1)	2,100.5
Impairment related to ICC disallowances	—	178.9	—	178.9	—	—	—	—	178.9
Depreciation and amortization	851.5	237.3	43.3	1,132.1	—	188.7	20.9	(77.5)	1,264.2
Property and revenue taxes	179.2	29.9	24.4	233.5	—	16.5	0.2	—	250.2
Equity in earnings of transmission affiliates	—	—	—	—	177.5	—	—	—	177.5
Other income, net (1)	137.6	6.7	0.6	144.9	—	—	53.3	(20.5)	177.7
Interest expense	601.0	88.9	15.9	705.8	19.4	94.3	258.1	(350.2)	727.4
Gain on debt extinguishments	—	—	—	—	—	—	(0.5)	—	(0.5)
Income tax expense (benefit)	237.4	48.6	16.3	302.3	39.0	(68.4)	(68.3)	—	204.6
Preferred stock dividends of subsidiary	1.2	—	—	1.2	—	—	—	—	1.2
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.2	—	—	1.2
Net income (loss) attributed to common shareholders	$851.3	$140.0	$48.1	$1,039.4	$119.1	$336.0	$(162.8)	$—	$1,331.7

Other Segment Disclosures
Capital expenditures and asset acquisitions	$2,134.4	$489.8	$103.5	$2,727.7	$—	$754.4	$25.8	$—	$3,507.9
Equity method investments	14.4	—	—	14.4	2,005.9	—	61.3	—	2,081.6
Total assets (2)	28,527.3	7,970.2	1,571.5	38,069.0	2,006.0	6,404.7	1,100.1	(3,640.1)	43,939.7

(1)Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at December 31, 2023 reflect an elimination of $1,630.6 million for all lease activity between We Power and WE.

2024 Form 10-K	158	WEC Energy Group, Inc.

	Utility Operations
2022 (in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
External revenues	$6,960.5	$1,890.9	$618.5	$9,469.9	$—	$127.0	$0.5	$—	$9,597.4
Intersegment revenues	—	—	—	—	—	463.0	—	(463.0)	—
Fuel and purchased power	1,881.4	—	—	1,881.4	—	—	—	—	1,881.4
Cost of natural gas sold	1,327.4	792.5	391.6	2,511.5	—	17.9	—	(51.9)	2,477.5
Other operation and maintenance	1,351.3	459.2	98.5	1,909.0	—	51.0	(12.9)	(9.1)	1,938.0
Depreciation and amortization	754.7	230.9	40.9	1,026.5	—	139.2	25.0	(68.1)	1,122.6
Property and revenue taxes	182.6	38.6	23.3	244.5	—	9.1	0.1	—	253.7
Equity in earnings of transmission affiliates	—	—	—	—	194.7	—	—	—	194.7
Other income, net (1)	99.9	14.1	2.5	116.5	—	—	14.6	(2.3)	128.8
Interest expense	555.9	73.8	13.9	643.6	19.4	68.9	119.4	(336.2)	515.1
Income tax expense (benefit)	247.5	83.1	13.1	343.7	45.8	(20.9)	(45.7)	—	322.9
Preferred stock dividends of subsidiary	1.2	—	—	1.2	—	—	—	—	1.2
Net income attributed to noncontrolling interests	—	—	—	—	—	(0.4)	—	—	(0.4)
Net income (loss) attributed to common shareholders	$758.4	$226.9	$39.7	$1,025.0	$129.5	$324.4	$(70.8)	$—	$1,408.1

Other Segment Disclosures
Capital expenditures and asset acquisitions	$1,610.8	$484.9	$101.1	$2,196.8	$—	$483.8	$16.3	$—	$2,696.9
Equity method investments	13.6	—	—	13.6	1,909.2	—	59.1	—	1,981.9
Total assets (2)	27,384.0	8,101.0	1,639.6	37,124.6	1,909.4	5,320.6	774.0	(3,256.5)	41,872.1

(1)Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at December 31, 2022 reflect an elimination of $1,632.9 million for all lease activity between We Power and WE.

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

2024 Form 10-K	159	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	December 31, 2024	December 31, 2023
Assets
Other current assets (restricted cash)	$1.5	$0.8
Regulatory assets	76.5	85.9
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.2	9.0
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	76.4	85.3

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At December 31, 2024 and 2023, our equity investment in ATC was $2,085.1 million and $1,980.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At December 31, 2024 and 2023, our equity investment in ATC Holdco was $23.8 million and $25.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 21, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

2024 Form 10-K	160	WEC Energy Group, Inc.

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

The following table shows our minimum future commitments related to these purchase obligations as of December 31, 2024, including those of our subsidiaries:

			Payments Due By Period
(in millions)	Date Contracts Extend Through	Total Amounts Committed	2025	2026	2027	2028	2029	Later Years
Electric utility:
Nuclear	2033	$5,680.3	$634.5	$681.6	$730.4	$782.6	$838.5	$2,012.7
Coal supply and transportation	2029	343.4	303.0	33.5	3.3	1.7	1.9	—
Purchased power	2063	394.3	59.7	61.4	56.1	52.2	25.5	139.4
Other	2043	80.2	10.0	10.1	8.7	7.1	6.3	38.0
Natural gas utility:
Supply and transportation	2048	2,448.0	388.5	357.9	345.2	302.6	217.5	836.3
Non-utility energy infrastructure:
Purchased power	2051	623.0	38.2	38.6	39.3	40.6	39.4	426.9
Natural gas storage and transportation	2048	4.8	4.0	—	0.1	—	0.1	0.6
Total		$9,574.0	$1,437.9	$1,183.1	$1,183.1	$1,186.8	$1,129.2	$3,453.9

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as SO2, NOx, fine particulates, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

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
•the beneficial use of ash and other products from coal-fired and biomass generating units;

2024 Form 10-K	161	WEC Energy Group, Inc.

•the remediation of former manufactured gas plant sites;
•the reduction of methane emissions across our natural gas distribution system by upgrading infrastructure; and
•the tracking and reporting of GHG emissions to comply with federal clean air rules.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In March 2023, the EPA issued its final Good Neighbor Rule, which became effective in August 2023 and requires significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. After review of the final rule, we believe we are well positioned to meet the requirements.

Our RICE units in the Upper Peninsula of Michigan and Wisconsin are not currently subject to the final rule as each unit is less than 25 MWs. To the extent we use RICE engines for natural gas distribution operations, those engines not part of an LDC are subject to the emission limits and operational requirements of the rule beginning in 2026. The EPA has exempted LDCs from the final rule.

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals litigation has been held in abeyance since September 2024, when the court granted the EPA's motion for partial voluntary remand so that it could address issues of severability raised in the Supreme Court's June 2024 opinion granting the petitions for stay of the rule. Pursuant to an order of the D.C. Circuit Court of Appeals, the parties filed motions to govern future proceedings in December 2024. In January 2025, the D.C. Circuit Court of Appeals issued an order returning the consolidated cases to the court's active docket and establishing a schedule for supplemental briefing on the issue of severability that extends through early March 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

In November 2024, the EPA issued a Good Neighbor Interim Final Rule that administratively stayed the effectiveness of the Good Neighbor Rule in all states to which it originally applies and ensured implementation of good neighbor obligations previously established to address the 2008 ozone NAAQS while the process works through the courts. We are well positioned to comply with the rule's requirements.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We are well positioned to comply with the rule's requirements.

National Ambient Air Quality Standards

Ozone

After completing its review of the 2008 ozone standard, the EPA released a final rule in October 2015, creating a more stringent standard than the 2008 NAAQS. The 2015 ozone standard lowered the 8-hour limit for ground-level ozone. In November 2022, the EPA's 2022 CASAC Ozone Review Panel issued a draft report supporting reconsideration of the 2015 standard. The EPA staff initially issued a draft Policy Assessment in March 2023 that also supported the reconsideration; however, in August 2023, the EPA announced that it was instead restarting its ozone standard evaluation. The EPA released the first two volumes of its Integrated Review Plan in December 2024. This new review is anticipated to take 3 to 5 years to complete.

In February 2022, revisions to the Wisconsin Administrative Code to adopt the 2015 standard were finalized. The amended regulations incorporated by reference the federal air pollution monitoring requirements related to the standard. The WDNR submitted the rule updates as a SIP revision to the EPA, which the EPA approved in February 2023.

The EPA's initial nonattainment area designation was effective August 2018, and the attainment status is evaluated every 3 years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status based on the

2024 Form 10-K	162	WEC Energy Group, Inc.

2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022.

The most recent attainment evaluation date was in August 2024. The moderate attainment deadline was not met, so in December 2024 the EPA published a final determination reclassifying the nonattainment areas in Wisconsin to a "serious" classification effective January 16, 2025. This nonattainment status could have a material adverse effect on future permitting activities for our facilities in applicable locations, including additional costs associated with more strenuous emission control requirements or the need to purchase additional emission reduction credits.

Particulate Matter

All counties within our service territories are in attainment with current 2012 standards for fine PM2.5. Under the Biden Administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units.

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

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor, will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. Our combined cycle facilities and the new Oak Creek combustion turbines are well positioned to comply with the proposed rule. As the EPA will not finalize this proposal until late 2025, it could be revised or repealed under the new presidential administration.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities.

Our capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fueled generation. We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of PIPP, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating unit. We expect to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8, the jointly-owned Columbia Units 1 and 2 while investigating conversion of at least one unit to

2024 Form 10-K	163	WEC Energy Group, Inc.

natural gas, and Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to planned power plant retirements. In May 2021, we announced goals to achieve reductions in carbon emissions from our electric generation fleet by 60% by the end of 2025 and by 80% by the end of 2030, both from a 2005 baseline. We expect to achieve these goals by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. Over the longer term, the target for our generation fleet is to be net carbon neutral by 2050. We also believe we will be in a position to eliminate coal as an energy source by the end of 2032.

We will also continue to focus on methane emissions reductions by improving our natural gas distribution systems, and have set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility distribution systems. In addition, subject to regulatory approval and market conditions, we expect to procure RTCs.

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

We have received final or interim BTA determinations for all generation facilities where Section 316(b) is applicable. The most recent BTA determination was for Weston Units 3 and 4. In accordance with the requirements in the CWA, the WDNR reissued the Weston WPDES permit in June 2024 (effective July 1, 2024) that includes a determination that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts. With respect to OCPP Units 7 and 8, we believe the WDNR will reach the same BTA determination decision when the WPDES permit for those units is reissued, which is expected in 2025.

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

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All WE and WPS coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a Notice of Planned Participation by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for both the ERGS and Weston coal-fired facilities. A Notice of Privacy Practice also may be filed for the OCPP, PWGS, and VAPP facilities because this ELG rule option will allow the company to qualify for more reasonable requirements to address the CRL provisions at our landfills that served these former coal-fired facilities.

2024 Form 10-K	164	WEC Energy Group, Inc.

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, required by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the DOE, a public utility commission, or independent system operator.

We are still evaluating the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills. Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the 8th Circuit. This rule remains in effect during the pendency of the legal challenge.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites as of December 31:

(in millions)	2024	2023
Regulatory assets	$570.1	$596.8
Reserves for future environmental remediation	445.8	463.7

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024 will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See Note 9, Asset Retirement Obligations, for more information on the estimated cost of the additional remediation.

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

2024 Form 10-K	165	WEC Energy Group, Inc.

Michigan Legislation

In December 2016, Michigan enacted Act 342, which required 12.5% of the state's electric energy to come from renewables for 2019 and 2020, and energy optimization (efficiency) targets up to 1% annually. The renewable requirement increased to 15.0% for 2021 and beyond. UMERC was in compliance with its requirements under this statute as of December 31, 2024. The legislation continues to allow recovery of costs incurred to meet the standards and provides for ongoing review and revision to assure the measures taken are cost-effective.

In November 2023, Michigan enacted Acts 229, 231 and 235. The acts require electric providers to file a renewable energy plan every two years and to set renewable energy portfolio targets from now until 2040. The proposed renewable energy targets include 15% through 2029, 50% from 2030 through 2034, and 60% renewable energy by 2035 and thereafter. The bill also sets clean energy standards of 80% from 2035 through 2039 and 100% after 2040. The acts only allow natural gas to count as clean energy if it is accompanied with carbon capture and storage. The new acts also revise the requirement a utility must meet in filing its energy waste reduction plans. They require a utility to file a plan every two years until 2025, then every three years thereafter.

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

Consent Decrees

Wisconsin Public Service Corporation – Weston and Pulliam Power Plants

In November 2009, the EPA issued an NOV to WPS, which alleged violations of the CAA's New Source Review requirements relating to certain projects completed at the Weston and Pulliam power plants from 1994 to 2009. WPS entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Eastern District of Wisconsin in March 2013. With the retirement of Pulliam Units 7 and 8 in October 2018, WPS completed the mitigation projects required by the Consent Decree and received a completeness letter from the EPA in October 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. Following our significant engagement with the EPA, the agency conditionally terminated the Consent Decree in December 2024.

Joint Ownership Power Plants – Columbia and Edgewater

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. See Note 6, Regulatory Assets and Liabilities, for more information about the retirement. WPL started the process to close out this Consent Decree.

2024 Form 10-K	166	WEC Energy Group, Inc.

NOTE 25—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Year Ended December 31
(in millions)	2024	2023	2022
Cash paid for interest, net of amount capitalized	$785.7	$653.4	$485.2
Cash paid (received) for income taxes, net (1)	(264.2)	(58.9)	52.4
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	285.7	171.3	197.4
Common stock issued for stock-based compensation plans	6.4	—	—
Increase in receivables related to property damage insurance proceeds	2.3	3.5	—
Increase in receivables for corporate-owned life insurance proceeds	5.8	1.4	—
Liabilities accrued for software licensing agreements	0.2	—	7.4

(1)    Cash received for income taxes in 2024 and 2023 includes $269.1 million and $75.0 million, respectively, related to 2023 and 2024 PTCs that were sold to third parties.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets at December 31 to the total of these amounts shown on the statements of cash flows:

(in millions)	2024	2023	2022
Cash and cash equivalents	$9.8	$42.9	$28.9
Restricted cash included in other current assets	5.3	70.1	25.6
Restricted cash included in other long-term assets	27.1	52.2	127.7
Cash, cash equivalents, and restricted cash	$42.2	$165.2	$182.2

Our restricted cash primarily consisted of the following:

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

2024 Form 10-K	167	WEC Energy Group, Inc.

NOTE 26—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2025 and 2026 Rates

In April 2024, WE, WPS, and WG filed requests with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable. The primary drivers of the requested increases in electric rates were continued capital investments to transition our generation fleets from coal to renewables and natural gas-fueled generation, increased costs driven by higher inflation and interest rates, and the recovery of regulatory assets previously approved by the PSCW. The requested increases in natural gas rates were driven by the companies' ongoing capital investments in reliability and safety projects, including LNG storage facilities, as well as the impacts from higher inflation and increased interest rates.

On December 19, 2024, the PSCW issued final written orders approving electric, natural gas, and steam base rate increases, effective January 1, 2025 and 2026, as applicable. The final written orders reflected the following:

	WE				WPS				WG
2025 rate increase
Electric (1)	$144.0	million	/	4.2%	$55.1	million	/	4.5%	N/A
Gas	$41.3	million	/	7.1%	$14.9	million	/	3.8%	$34.5	million	/	4.2%
Steam	$1.5	million	/	5.0%	N/A				N/A
2026 rate increase (2)
Electric (1)	$169.5	million	/	4.5%	$30.0	million	/	2.3%	N/A
Gas	$29.8	million	/	4.5%	$13.5	million	/	3.1%	$23.5	million	/	2.6%
ROE	9.8%				9.8%				9.8%
Common equity component average on a financial basis	53.0%				53.0%				53.0%

(1)    Amounts reflect the impact to our Wisconsin retail electric operations and include the incremental decrease resulting from updated fuel costs.

(2)    The 2026 rate increases are incremental to the previously authorized revenue plus the approved rate increases for 2025.

Effective January 1, 2025, WE was required to implement a new earnings sharing mechanism, under which, if WE earns above its authorized ROE: (i) it retains 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 25 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

WPS and WG are required to maintain their current earnings sharing mechanism. Under the current mechanism, if the utility earns above its authorized ROE: (i) the utility retains 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

2024 Limited Rate Case Re-Opener

In accordance with their rate orders approved by the PSCW in December 2022, WE, WPS, and WG filed requests for limited electric and natural gas rate case re-openers, as applicable, with the PSCW in May 2023. The WE and WPS limited electric rate case re-openers included updated fuel costs and revenue requirements for the generation projects that were previously approved by the PSCW and were placed into service in 2023 or were expected to be placed into service in 2024. WE's limited electric re-opener also included the projected savings from the retirement of the OCPP Units 5 and 6, which were retired in May 2024. WE and WG also filed a request for a limited natural gas rate case re-opener to reflect the additional revenue requirements associated with their previously approved LNG projects. WE's and WG's LNG projects were placed into service in November 2023 and February 2024, respectively.

2024 Form 10-K	168	WEC Energy Group, Inc.

In December 2023, the PSCW issued final written orders approving electric and natural gas rate increases and decreases, effective January 1, 2024. The final orders reflected the following:

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

In addition to the above, the final orders included the following terms:

•The utilities kept their then current earnings sharing mechanisms, under which, if a utility earned above its authorized ROE: (i) the utility retained 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points was refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings was required to be refunded to ratepayers.
•WE and WPS were required to complete an analysis of alternative recovery scenarios for generating units that will be retired prior to the end of their useful life.
•WE and WPS were not allowed to propose any changes to their real time pricing rates for large commercial and industrial electric customers through the end of 2024.
•WE and WPS were required to lower monthly residential and small commercial electric customer fixed charges by $1.00 and $3.33, respectively, from previously authorized rates.
•WE and WPS were required to offer an additional voluntary renewable energy pilot for commercial and industrial customers.
•WE and WPS were required to continue to work with PSCW staff and other interested parties to develop alternative low income assistance programs. WE and WPS also collectively contributed $4.0 million to the Keep Wisconsin Warm Fund.
•WE, WPS, and WG were required to implement escrow accounting treatment for pension and OPEB costs in 2023 and 2024. As a result, they defer as a regulatory asset or liability, the difference between actual pension and OPEB costs and those included in rates until recovery or refund is authorized in a future rate proceeding.
•As discussed above, WE and WPS were authorized to file a limited electric rate case re-opener for 2024, and WE and WG were authorized to file a limited natural gas rate case re-opener for 2024.

2024 Form 10-K	169	WEC Energy Group, Inc.

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
•WE, WPS, and WG maintained their earnings sharing mechanisms, with modification.

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

In addition, the ICC ordered PGL to pause spending on its SMP until the ICC had a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding in January 2024. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations under its SMP. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. We are evaluating the impact of this order on our operations and capital plan.

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

2024 Form 10-K	170	WEC Energy Group, Inc.

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

On June 7, 2024, PGL and NSG filed a petition with the Illinois Appellate Court for review of the November 16, 2023 and May 30, 2024 orders. The appeal includes the ICC's $237.9 million combined disallowance of capital costs at PGL and NSG discussed above, along with the $116.0 million disallowance of SMP capital investments needed to meet safety and reliability requirements. Although the ICC ordered PGL to complete safety and reliability work in 2024, it denied the recovery of these costs.

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC order. On November 7, 2024, the Illinois Appellate Court issued an opinion affirming the ICC order and the related disallowance. PGL and NSG petitioned the Illinois Supreme Court on December 12, 2024 seeking review and reversal of the May 2023 order.

As of December 31, 2024, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

Costs previously incurred under PGL's QIP rider are still subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In August 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL recorded a pre-tax charge to income of $25.3 million during the third quarter of 2024 related to the disallowance and the previously recognized return on and of these investments. The charge was recorded on the income statement as a $12.9 million reduction in revenues for the amounts previously collected from customers, a $12.1 million increase to operating expenses for the impairment of PGL's property, plant, and equipment, and a $0.3 million increase to interest expense related to the amounts due to customers. On October 25, 2024, PGL filed a petition with the Illinois Appellate Court for review of the ICC's August order.

In March 2024, PGL filed its 2023 reconciliation with the ICC, which, along with the reconciliations from 2017 through 2022, is still pending. The aggregate capital costs included in the rider during the open reconciliation years, which include 2017 through 2023, along with any previously recognized return on these investments, totaled approximately $2.8 billion as of December 31, 2024. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Further disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

2024 Form 10-K	171	WEC Energy Group, Inc.

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

Final rates went into effect on March 1, 2024. MERC’s customers were entitled to an $8.9 million refund due to the interim rate increase exceeding the final approved rate increase, which was retroactive to January 1, 2023. These amounts were refunded to customers during the second quarter of 2024.

Recovery of Natural Gas Costs

In February 2021, MERC incurred approximately $75 million of natural gas costs in excess of the benchmark set in its GCRM. In August 2021, the MPUC issued a written order approving a joint proposal filed by MERC and four other Minnesota utilities to recover their respective excess natural gas costs. In accordance with the order, MERC recovered $10 million of these costs through its annual natural gas true-up process over a period of 12 months, and the remaining $65 million was to be recovered over a period of 27 months, both beginning in September 2021. Recovery of these costs and the issue of prudence was referred to a contested-case proceeding. In October 2022, the MPUC issued a written order approving a settlement agreement entered into by MERC and various parties related to the recovery of the extraordinary natural gas costs incurred in February 2021. Under the settlement agreement, MERC agreed to not seek recovery of $3 million of these costs. MERC recovered the remaining $62 million of extraordinary natural gas costs over the previously approved 27-month recovery period.

Michigan Gas Utilities Corporation

2024 Rate Order

In March 2024, MGU filed a request with the MPSC to increase its retail natural gas base rates. In September 2024, the MPSC issued a final order approving a settlement agreement, which authorizes MGU to increase its natural gas base rates by $7.0 million (3.88%). The rate increase reflects a 9.86% ROE and a common equity component average of 50.0%. The rate increase is primarily driven by inflationary pressure on capital projects and operating and maintenance costs and the significant increase in interest rates over the past few years. The order also authorizes MGU to defer any expenses incurred to implement the PHMSA's proposed rulemaking titled "Gas Pipeline Leak Detection and Repair."

The new rates became effective January 1, 2025.

2023 Rate Order

In March 2023, MGU filed a request with the MPSC to increase its retail natural gas base rates. In August 2023, the MPSC issued a written order approving a comprehensive settlement that resolved all issues in MGU's rate case. The key terms of the settlement agreement included:

•a natural gas base rate increase of $9.9 million (4.7%);
•an ROE of 9.8%;
•a common equity component average of 51.0%; and,
•a continuation of the existing MRP rider, effective January 1, 2025 through 2027, including forecasted increased costs for those projects. MRP costs were recovered in base rates in 2024.

2024 Form 10-K	172	WEC Energy Group, Inc.

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

The new rates became effective January 1, 2025.

NOTE 27—OTHER INCOME, NET

Total other income, net was as follows for the years ended December 31:

(in millions)	2024	2023	2022
Non-service components of net periodic benefit costs	$83.7	$97.7	$104.4
AFUDC-Equity	59.8	59.1	29.4
Interest income	17.2	3.9	1.2
Gains (losses) from investments held in rabbi trust	11.7	13.7	(12.6)
Earnings (losses) from equity method investments (1)	4.7	(1.1)	9.3
Other, net	1.1	4.4	(2.9)
Other income, net	$178.2	$177.7	$128.8

(1)    Amounts do not include equity earnings of transmission affiliates as those earnings are shown as a separate line item on the income statements.

NOTE 28—NEW ACCOUNTING PRONOUNCEMENTS

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The amendments require disclosure of certain costs and expenses in the notes to financial statements, which are disaggregated from relevant expense captions on the income statement. The amendments also require additional qualitative disclosures of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Finally, the amendments require disclosure of the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The amendments are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We plan to adopt these amendments beginning with our fiscal year ending on December 31, 2027, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

2024 Form 10-K	173	WEC Energy Group, Inc.

adopt these amendments beginning with our fiscal year ending on December 31, 2025, and are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments require additional disclosures about reportable segments on an annual and interim basis. The amendments require disclosure of significant segment expenses that are (1) regularly provided to the CODM and (2) included in the reported measure of segment profit or loss. The amendments also require disclosure of an amount for other segment items and a description of its composition. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The update was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted these amendments beginning with our fiscal year ending on December 31, 2024. See Note 22, Segment Information, which reflects the implementation of this update in our disclosures about our reportable segments.

2024 Form 10-K	174	WEC Energy Group, Inc.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our and our subsidiaries' internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our and our subsidiaries' internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

For Deloitte & Touche LLP's Report of Independent Registered Public Accounting Firm, attesting to the effectiveness of our internal controls over financial reporting, see Section A of Item 8.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

2024 Form 10-K	175	WEC Energy Group, Inc.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE OF THE REGISTRANT

The information under "Proposal 1: Election of Directors – Terms Expiring in 2026 – 2025 Director Nominees for Election," "Annual Meeting Attendance and Voting Information – Stockholder Nominees and Proposals," "Governance – Board Committees – Audit and Oversight," and "Governance – Additional Governance Matters – Insider Trading Policy" in our Definitive Proxy Statement on Schedule 14A to be filed with the SEC for our Annual Meeting of Shareholders to be held May 8, 2025 (the "2025 Annual Meeting Proxy Statement") is incorporated herein by reference. Also see "Information about our Executive Officers" in Part I of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information under "Compensation Discussion and Analysis," "Executive Compensation Tables," "Governance – Director Compensation," and "Governance – Compensation Committee Interlocks and Insider Participation" in the 2025 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The security ownership information called for by Item 12 of Form 10-K is incorporated herein by reference to this information included under "WEC Energy Group Common Stock Ownership" in the 2025 Annual Meeting Proxy Statement.

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans as of December 31, 2024:

Plan Type	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	2,916,902	$82.32	7,038,414	(1)
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	2,916,902	$82.32	7,038,414

(1)    Includes shares available for future issuance under our Omnibus Stock Incentive Plan, all of which could be granted as awards of stock options, stock appreciation rights, performance units, restricted stock, or other stock based awards.

2024 Form 10-K	176	WEC Energy Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under "Governance – Additional Governance Matters – Related Party Transactions," "Proposal 1: Election of Directors – Terms Expiring in 2026 – Board Composition – Independence," and "Governance – Board Committees" in the 2025 Annual Meeting Proxy Statement is incorporated herein by reference. A full description of the guidelines our Board uses to determine director independence is located in Appendix A of our Corporate Governance Guidelines, which can be found on the Corporate Governance section of our Company's website at www.wecenergygroup.com/govern/governance.htm.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding the fees paid to, and services performed by, our independent auditors and the pre-approval policy of our AOC under "Proposal 2: Ratification of Deloitte & Touche LLP as Independent Auditors for 2025 – Independent Auditors' Fees and Services" in the 2025 Annual Meeting Proxy Statement is incorporated herein by reference.

2024 Form 10-K	177	WEC Energy Group, Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements and Reports of Independent Registered Public Accounting Firm Included in Part II of This Report

	Description	Page in 10-K

	Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	97

	Consolidated Income Statements for the three years ended December 31, 2024, 2023, and 2022.	100

	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024, 2023, and 2022.	101

	Consolidated Balance Sheets at December 31, 2024 and 2023.	102

	Consolidated Statements of Cash Flows for the three years ended December 31, 2024, 2023, and 2022.	103

	Consolidated Statements of Equity for the three years ended December 31, 2024, 2023, and 2022.	104

	Notes to Consolidated Financial Statements.	105

2.	Financial Statement Schedules Included in Part IV of This Report

	Schedule I, Condensed Parent Company Financial Statements, including Income Statements, Statements of Comprehensive Income, and Statements of Cash Flows for the three years ended December 31, 2024, 2023, and 2022, and Balance Sheets as of December 31, 2024 and 2023.	184

	Schedule II, Valuation and Qualifying Accounts, for the three years ended December 31, 2024, 2023, and 2022.	191

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

Number	Exhibit
3	Articles of Incorporation and By-laws

	3.1*	Restated Articles of Incorporation of WEC Energy Group, Inc., as amended effective May 21, 2012. (Exhibit 3.1 to Wisconsin Energy Corporation's 06/30/12 Form 10-Q.)

	3.2*	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended. (Exhibit 3.1 to WEC Energy Group's 06/29/15 Form 8-K.)

	3.3*	Articles of Amendment to the Restated Articles of Incorporation of WEC Energy Group, Inc., as amended, dated May 9, 2024. (Exhibit 3.1 to WEC Energy Group's 06/30/2024 Form 10-Q.)

	3.4*	Bylaws of WEC Energy Group, Inc., as amended to January 19, 2023. (Exhibit 3.1 to WEC Energy Group's 01/20/23 Form 8-K.)

2024 Form 10-K	178	WEC Energy Group, Inc.

Number	Exhibit
4	Instruments defining the rights of security holders, including indentures

	4.1*	Reference is made to Article III of the Restated Articles of Incorporation and the Bylaws of WEC Energy Group, Inc. (See Exhibits 3.1 and 3.3 above.)

	4.2	Description of WEC Energy Group's Common Stock. (Exhibit 4.2 to WEC Energy Group's 12/31/2024 Form 10-K.)

Indentures and Securities Resolutions:

	4.3*	Indenture for Debt Securities of Wisconsin Electric Power Company (the "Wisconsin Electric Indenture"), dated December 1, 1995. (Exhibit (4)-1 under File No. 1-1245, WE's 12/31/95 Form 10-K.)

	4.4*	Securities Resolution No. 1 of Wisconsin Electric under the Wisconsin Electric Indenture, dated December 5, 1995. (Exhibit (4)-2 under File No. 1-1245, WE's 12/31/95 Form 10-K.)

	4.5*	Securities Resolution No. 3 of Wisconsin Electric under the Wisconsin Electric Indenture, dated May 27, 1998. (Exhibit (4)-1 under File No. 1-1245, WE’s 06/30/98 Form 10-Q.)

4.6*
Securities Resolution No. 5 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 1, 2003. (Exhibit 4.47 filed with Post-Effective Amendment No. 1 to Wisconsin Electric's Registration Statement on Form S-3. (File No. 333-101054), filed May 6, 2003.)

	4.7*	Securities Resolution No. 7 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 2, 2006. (Exhibit 4.1 under File No. 1-1245, WE's 11/02/06 Form 8-K.)

	4.8*	Securities Resolution No. 12 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of December 5, 2012. (Exhibit 4.1 under File No. 1-1245, WE's 12/05/12 Form 8-K.)

	4.9*	Securities Resolution No. 14 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 12, 2014. (Exhibit 4.1 under File No. 1-1245, WE's 05/12/14 Form 8-K.)

	4.10*	Securities Resolution No. 15 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 14, 2015. (Exhibit 4.1 under File No. 1-1245, WE's 05/14/15 Form 8-K.)

	4.11*	Securities Resolution No. 16 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of November 13, 2015. (Exhibit 4.1 under File No. 1-1245, WE's 11/13/15 Form 8-K.)

	4.12*	Securities Resolution No. 17 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of October 1, 2018. (Exhibit 4.1 under File No. 1-1245, WE's 10/01/18 Form 8-K.)

	4.13*	Securities Resolution No. 19 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of June 8, 2021. (Exhibit 4.1 under File No. 1-1245, WE's 06/15/21 Form 8-K.)

	4.14*	Securities Resolution No. 20 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 14, 2022. (Exhibit 4.1 under File No. 1-1245, WE's 09/22/22 Form 8-K.)

	4.15*	Securities Resolution No. 21 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of May 14, 2024. (Exhibit 4.1 under File No. 1-1245, WE's 05/14/2024 Form 8-K.)

	4.16*	Securities Resolution No. 22 of Wisconsin Electric under the Wisconsin Electric Indenture, dated as of September 13, 2024. (Exhibit 4.1 under File No. 1-1245, WE's 09/13/2024 Form 8-K.)

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

2024 Form 10-K	179	WEC Energy Group, Inc.

Number	Exhibit
	4.19*	Securities Resolution No. 6 of Wisconsin Energy Corporation under the Wisconsin Energy Indenture, effective as of June 4, 2015. (Exhibit 4.1 to Wisconsin Energy Corporation's 06/04/15 Form 8-K.)

	4.20*	Securities Resolution No. 10 of WEC Energy Group under the Wisconsin Energy Indenture, effective as of October 5, 2020. (Exhibit 4.1 to WEC Energy Group's 10/05/20 Form 8-K.)

	4.21*	Securities Resolution No. 12 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of December 6, 2021. (Exhibit 4.1 to WEC Energy Group's 12/13/21 Form 8-K.)

	4.22*	Securities Resolution No. 13 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of September 22, 2022. (Exhibit 4.1 to WEC Energy Group's 9/27/22 Form 8-K.)

	4.23*	Securities Resolution No. 14 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of January 9, 2023. (Exhibit 4.1 to WEC Energy Group's 01/11/23 Form 8-K.)

	4.24*	Securities Resolution No. 15 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of September 12, 2023. (Exhibit 4.1 to WEC Energy Group's 09/12/23 Form 8-K.)

	4.25	Securities Resolution No. 16 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of December 16, 2024. (Exhibit 4.25 to WEC Energy Group's 12/31/2024 Form 10-K.)

	4.26	Securities Resolution No. 17 of WEC Energy Group under the Wisconsin Energy Indenture, dated as of December 16, 2024. (Exhibit 4.26 to WEC Energy Group's 12/31/2024 Form 10-K.)

4.27*
Indenture dated as of May 28, 2024, between WEC Energy Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee, providing for the issuance of the Convertible Senior Notes due 2027. (Exhibit 4.1 to WEC Energy Group's 05/28/24 Form 8-K.)

4.28*
Indenture dated as of May 28, 2024, between WEC Energy Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as Trustee, providing for the issuance of the Convertible Senior Notes due 2029. (Exhibit 4.3 to WEC Energy Group's 05/28/24 Form 8-K.)

4.29*
Indenture, dated as of December 1, 1998, between Wisconsin Public Service Corporation ("WPS") and U.S. Bank National Association (successor to Firstar Bank Milwaukee, N.A., National Association) (Exhibit 4A to Form 8-K filed December 18, 1998) (File No. 1-3016).

	4.30*	First Supplemental Indenture, dated as of December 1, 1998, between WPS and Firstar Bank Milwaukee, N.A., National Association (Exhibit 4C to Form 8-K filed December 18, 1998) (File No. 1-3016).

	4.31*	Fifth Supplemental Indenture, dated as of December 1, 2006, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 30, 2006) (File No. 1-3016).

	4.32*	Ninth Supplemental Indenture, dated as of December 1, 2012, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 29, 2012) (File No. 1-3016).

	4.33*	Tenth Supplemental Indenture, dated as of November 1, 2013, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2013) (File No. 1-3016).

	4.34*	Thirteenth Supplemental Indenture, dated as of August 14, 2019, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed August 14, 2019) (File No. 1-3016).

	4.35*	Fourteenth Supplemental Indenture, dated as of November 18, 2021, by and between WPS and U.S. Bank National Association (Exhibit 4.1 to Form 8-K filed November 18, 2021) (File No. 1-3016).

4.36*
Fifteenth Supplemental Indenture, dated as of November 10, 2022, by and between WPS and U.S. Bank Trust Company, National Association (formerly U.S. Bank National Association) (Exhibit 4.1 to Form 8-K filed November 10, 2022) (File No. 1-3016).

4.37*
Sixteenth Supplemental Indenture, dated as of December 6, 2024, by and between WPS and U.S. Bank Trust Company, National Association (successor to Firstar Bank, Milwaukee, N.A., National Association) (Exhibit 4.1 to Form 8-K filed December 6, 2024) (File No. 1-3016).

2024 Form 10-K	180	WEC Energy Group, Inc.

Number	Exhibit
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

10.4*
Amendment dated as of December 20, 2023 to the WEC Energy Group Executive Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2018.** (Exhibit 10.4 to WEC Energy Group's 12/31/2023 Form 10-K.)**

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

	10.11*	Letter Agreement by and between WEC Energy Group, Inc. and Xia Liu, dated March 24, 2020. (Exhibit 10.2 to WEC Energy Group's 03/31/20 Form 8-K.)**

	10.12*	Letter Agreement by and between Wisconsin Energy Corporation and Robert Garvin, dated January 31, 2011. (Exhibit 10.1 to Wisconsin Energy Corporation's 03/31/11 Form 10-Q.)**

	10.13*	Letter Agreement by and between WEC Energy Group, Inc. and Margaret C. Kelsey, dated as of July 19, 2017. (Exhibit 10.1 to WEC Energy Group's 09/30/17 Form 10-Q.)**

	10.14*	Retention Agreement by and between WEC Energy Group and Scott J. Lauber, dated February 21, 2022. (Exhibit 10.16 to WEC Energy Group's 12/31/21 Form 10-K.)**

	10.15*	Letter Agreement between WEC Energy Group, Inc. and Michael Hooper, dated March 7, 2024. (Exhibit 10.1 to WEC Energy Group's 03/12/24 Form 8-K.)**

	10.16.1*	WEC Energy Group Omnibus Stock Incentive Plan, Amended and Restated effective as of January 1, 2016. (Exhibit 10.19 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.16.2*	WEC Energy Group Omnibus Stock Incentive Plan, amended and restated effective as of May 6, 2021. (Exhibit 10.1 to WEC Energy Group's 5/11/21 Form 8-K.)**

2024 Form 10-K	181	WEC Energy Group, Inc.

Number	Exhibit
	10.17*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 12/01/16 Form 8-K.)**

	10.18*	WEC Energy Group Performance Unit Plan, amended and restated effective as of January 1, 2023. (Exhibit 10.1 to WEC Energy Group's 12/02/22 Form 8-K.)**

10.19*
Wisconsin Energy Corporation Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan, approved December 4, 2014. (Exhibit 10.3 to Wisconsin Energy Corporation's 12/04/14 Form 8-K.)**

10.20*
2016 WEC Energy Group Terms and Conditions Governing Non-Qualified Stock Option Award for option awards under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.29 to WEC Energy Group's 12/31/15 Form 10-K.)**

	10.21*	Non-Qualified Stock Option Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.2 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.22*	Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.3 to WEC Energy Group's 06/30/21 Form 10-Q.)**

	10.23*	Director Restricted Stock Award Terms and Conditions under the WEC Energy Group Omnibus Stock Incentive Plan. (Exhibit 10.5 to WEC Energy Group's 06/30/21 Form 10-Q.)**

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

	10.30*	Integrys Energy Group, Inc. Deferred Compensation Plan, as Amended and Restated Effective January 1, 2016. (Exhibit 10.1 to WEC Energy Group's 06/30/16 Form 10-Q.)**

	10.31*	Integrys Energy Group, Inc. Pension Restoration and Supplemental Retirement Plan, as Amended and Restated Effective January 1, 2017. (Exhibit 10.1 to WEC Energy Group's 06/30/17 Form 10-Q.)**

19	Insider Trading Policies and Procedures

	19.1	Corporate Securities Trading Policy.

21	Subsidiaries of the Registrant

	21.1	Subsidiaries of WEC Energy Group.

2024 Form 10-K	182	WEC Energy Group, Inc.

Number	Exhibit
23	Consents of Experts and Counsel

	23.1	Deloitte & Touche LLP – Milwaukee, WI, Consent of Independent Registered Public Accounting Firm for WEC Energy Group.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation

	97.1*	Incentive-Based Compensation Clawback Policy ("Rule 10D-1 Policy"). (Exhibit 97.1 to WEC Energy Group's 12/31/2023 Form 10-K.)**

101	Interactive Data File

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

2024 Form 10-K	183	WEC Energy Group, Inc.

SCHEDULE I
CONDENSED PARENT COMPANY FINANCIAL STATEMENTS
WEC ENERGY GROUP, INC. (PARENT COMPANY ONLY)

A. INCOME STATEMENTS

Year Ended December 31
(in millions)	2024	2023	2022
Operating expenses (income)	$5.4	$2.5	$(1.6)
Equity earnings of subsidiaries	1,724.2	1,502.5	1,473.0
Other income, net	32.0	19.6	2.4
Interest expense	333.6	260.8	109.6
Gain on debt extinguishments	(23.1)	—	—
Income before income taxes	1,440.3	1,258.8	1,367.4
Income tax benefit	86.9	72.9	40.7
Net income attributed to common shareholders	$1,527.2	$1,331.7	$1,408.1

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2024 Form 10-K	184	WEC Energy Group, Inc.

B. STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31
(in millions)	2024	2023	2022
Net income attributed to common shareholders	$1,527.2	$1,331.7	$1,408.1

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	(0.3)	(0.3)	(0.3)

Defined benefit plans
Pension and OPEB adjustments arising during the period, net of tax	—	(0.2)	(0.8)
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	0.1	0.2
Defined benefit plans, net	0.1	(0.1)	(0.6)

Other comprehensive income (loss) from subsidiaries, net of tax	0.1	(0.5)	(2.7)

Other comprehensive loss, net of tax	(0.1)	(0.9)	(3.6)

Comprehensive income attributed to common shareholders	$1,527.1	$1,330.8	$1,404.5

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2024 Form 10-K	185	WEC Energy Group, Inc.

C. BALANCE SHEETS

At December 31
(in millions)	2024	2023
Assets
Current assets
Accounts receivable from related parties	$2.7	$2.7
Notes receivable from related parties	63.2	16.0
Prepaid income taxes	16.3	—
Other	—	0.2
Current assets	82.2	18.9

Long-term assets
Investments in subsidiaries	19,809.0	18,307.2
Note receivable from WECI	300.0	430.0
Other	23.2	22.9
Long-term assets	20,132.2	18,760.1
Total assets	$20,214.4	$18,779.0

Liabilities and Equity
Current liabilities
Short-term debt	$382.7	$697.0
Current portion of long-term debt	620.0	600.0
Accounts payable to related parties	3.1	2.9
Notes payable to related parties	580.9	459.6
Other	69.4	73.2
Current liabilities	1,656.1	1,832.7

Long-term liabilities
Long-term debt	6,135.4	5,192.8
Other	28.0	29.3
Long-term liabilities	6,163.4	5,222.1

Common shareholders' equity	12,394.9	11,724.2
Total liabilities and equity	$20,214.4	$18,779.0

The accompanying notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2024 Form 10-K	186	WEC Energy Group, Inc.

D. STATEMENTS OF CASH FLOWS

Year Ended December 31
(in millions)	2024	2023	2022
Operating activities
Net income attributed to common shareholders	$1,527.2	$1,331.7	$1,408.1
Reconciliation to cash provided by operating activities
Equity income in subsidiaries, net of distributions	(931.8)	(566.8)	(437.4)
Deferred income taxes, net	(2.1)	(3.8)	11.6
Gain on debt extinguishments	(23.1)	—	—
Change in –
Accounts receivable from related parties	—	(2.0)	(0.1)
Prepaid income taxes	(16.3)	35.4	21.1
Other current assets	0.2	(0.1)	—
Accounts payable to related parties	0.2	0.9	(3.5)
Accrued interest	(3.6)	42.1	15.4
Other current liabilities	(0.6)	(0.7)	(5.1)
Other, net	15.5	14.4	5.8
Net cash provided by operating activities	565.6	851.1	1,015.9

Investing activities
Capital contributions to subsidiaries	(1,273.9)	(1,807.4)	(1,099.7)
Return of capital from subsidiaries	846.6	175.2	372.9
Short-term notes receivable from related parties, net	(47.2)	14.9	(1.9)
Other, net	—	—	(2.0)
Net cash used in investing activities	(474.5)	(1,617.3)	(730.7)

Financing activities
Exercise of stock options	23.7	6.3	33.6
Issuance of common stock, net	163.4	—	—
Purchase of common stock	(3.2)	(16.6)	(69.2)
Dividends paid on common stock	(1,056.2)	(984.2)	(917.9)
Issuance of long-term debt	2,475.0	2,050.0	900.0
Retirement of long-term debt	(1,473.7)	(700.0)	—
Change in commercial paper	(314.3)	297.3	(336.4)
Short-term notes payable to related parties, net	121.3	127.1	112.1
Payments for debt extinguishment and issuance costs	(27.0)	(13.3)	(6.7)
Other, net	(0.1)	(0.4)	(1.2)
Net cash provided by (used in) financing activities	(91.1)	766.2	(285.7)

Net change in cash and cash equivalents	—	—	(0.5)
Cash and cash equivalents at beginning of year	—	—	0.5
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying Notes to Condensed Parent Company Financial Statements are an integral part of these financial statements.

2024 Form 10-K	187	WEC Energy Group, Inc.

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

NOTE 2—CASH DIVIDENDS RECEIVED FROM SUBSIDIARIES

Dividends received from our subsidiaries during the years ended December 31 were as follows:

(in millions)	2024	2023	2022
WE	$240.0	$370.0	$630.0
We Power	225.3	192.8	158.5
WECI (1)	127.2	93.7	87.7
ATC Holding	104.6	86.8	74.9
WG	80.0	171.0	60.0
UMERC	15.0	21.0	17.0
Wispark (2)	0.3	0.4	7.5
Total	$792.4	$935.7	$1,035.6

(1)    We also received amounts classified as return of capital of $843.9 million, $171.6 million, and $363.7 million from WECI during the years ended December 31, 2024, 2023, and 2022, respectively.

(2)    We also received amounts classified as return of capital of $2.7 million, $3.6 million, and $9.2 million from Wispark during the years ended December 31, 2024, 2023, and 2022, respectively.

NOTE 3—LONG-TERM DEBT

The following table shows the future maturities of our long-term debt outstanding as of December 31, 2024:

(in millions)
2025	$620.0
2026	1,350.0
2027	1,762.5
2028	950.0
2029	862.5
Thereafter	1,250.0
Total	$6,795.0

WECC is our subsidiary and has $50.0 million of long-term notes outstanding. In a Support Agreement between WECC and us, we agreed to make sufficient liquid asset contributions to WECC to permit WECC to service its debt obligations as they become due.

2024 Form 10-K	188	WEC Energy Group, Inc.

NOTE 4—FAIR VALUE MEASUREMENTS

The following table shows the financial instruments included on our balance sheets that are not recorded at fair value as of December 31:

	2024		2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term notes receivable from WECI	$300.0	$300.0	$430.0	$425.7
Long-term debt, including current portion	6,755.4	6,776.0	5,792.8	5,596.0

The fair value of our long-term notes receivable and long-term debt are categorized within Level 2 of the fair value hierarchy.

NOTE 5—GUARANTEES

The following table shows our outstanding guarantees on behalf of our subsidiaries:

	Total Amounts Committed at December 31, 2024	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Guarantees supporting business operations (1)	$237.5	$58.7	$5.8	$173.0
Standby letters of credit (2)	128.8	19.8	30.0	79.0
Surety bonds (3)	34.0	33.9	0.1	—
Other guarantees (4)	11.3	—	—	11.3
Total guarantees	$411.6	$112.4	$35.9	$263.3

(1)    Consists of $178.8 million, $30.5 million, $13.0 million, $10.2 million, $3.0 million, and $2.0 million of guarantees to support the business operations of WECI, MERC, MGU, Bluewater, NSG, and UMERC, respectively.

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

(4)    Related to workers compensation coverage for which a liability was recorded on our balance sheets.

NOTE 6—SUPPLEMENTAL CASH FLOW INFORMATION

(in millions)	2024	2023	2022
Cash paid for interest	$324.2	$209.1	$88.1
Cash received for income taxes, net	(66.7)	(104.5)	(72.9)
Significant non-cash equity transaction:
Issuance of long-term note receivable to WECI	300.0	430.0	—
Repayment of long-term note receivable to WECI	430.0	—	—

NOTE 7—SHORT-TERM NOTES RECEIVABLE FROM RELATED PARTIES

The following table shows our outstanding short-term notes receivable from related parties as of December 31:

(in millions)	2024	2023
UMERC	$63.2	$15.2
Wispark	—	0.8
Total	$63.2	$16.0

2024 Form 10-K	189	WEC Energy Group, Inc.

NOTE 8—SHORT-TERM NOTES PAYABLE TO RELATED PARTIES

The following table shows our outstanding short-term notes payable to related parties as of December 31:

(in millions)	2024	2023
Integrys	$327.0	$257.0
WECC	111.1	109.2
WBS	90.4	91.8
Bluewater	52.4	1.6
Total	$580.9	$459.6

2024 Form 10-K	190	WEC Energy Group, Inc.

SCHEDULE II
WEC ENERGY GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts (in millions)	Balance at Beginning of Period	Expense (1)	Deferral	Net Write-offs (2)	Balance at End of Period
December 31, 2024	$193.5	$104.9	$35.8	$(171.4)	$162.8
December 31, 2023	199.3	72.0	88.3	(166.1)	193.5
December 31, 2022	198.3	86.1	62.9	(148.0)	199.3

(1)    Net of recoveries.

(2)    Represents amounts written off to the reserve, net of adjustments to regulatory assets.

2024 Form 10-K	191	WEC Energy Group, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEC ENERGY GROUP, INC.

	By	/s/ SCOTT J. LAUBER
Date:	February 21, 2025	Scott J. Lauber
President and Chief Executive Officer

2024 Form 10-K	192	WEC Energy Group, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ SCOTT J. LAUBER	February 21, 2025
Scott J. Lauber, President and Chief Executive Officer, and Director --
Principal Executive Officer

/s/ XIA LIU	February 21, 2025
Xia Liu, Executive Vice President and Chief Financial Officer --
Principal Financial Officer

/s/ WILLIAM J. GUC	February 21, 2025
William J. Guc, Vice President and Controller --
Principal Accounting Officer

/s/ GALE E. KLAPPA	February 21, 2025
Gale E. Klappa, Non-Executive Chairman of the Board

/s/ WARNER L. BAXTER	February 21, 2025
Warner L. Baxter, Director

/s/ AVE M. BIE	February 21, 2025
Ave M. Bie, Director

/s/ CURT S. CULVER	February 21, 2025
Curt S. Culver, Director

/s/ DANNY L. CUNNINGHAM	February 21, 2025
Danny L. Cunningham, Director

/s/ WILLIAM M. FARROW, III	February 21, 2025
William M. Farrow, III, Director

/s/ CRISTINA A. GARCIA-THOMAS	February 21, 2025
Cristina A. Garcia-Thomas, Director

/s/ MARIA C. GREEN	February 21, 2025
Maria C. Green, Director

/s/ THOMAS K. LANE	February 21, 2025
Thomas K. Lane, Independent Lead Director

/s/ JOHN D. LANGE	February 21, 2025
John D. Lange, Director

/s/ ULICE PAYNE, JR.	February 21, 2025
Ulice Payne, Jr., Director

/s/ MARY ELLEN STANEK	February 21, 2025
Mary Ellen Stanek, Director

/s/ GLEN E. TELLOCK	February 21, 2025
Glen E. Tellock, Director

2024 Form 10-K	193	WEC Energy Group, Inc.