Form 10-Q
period 2025-03-31
WEC ENERGY GROUP, INC.
filed 2025-05-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2025):

Common Stock, $.01 Par Value, 319,133,501 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

03/31/2025 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Delilah I	Delilah Solar Energy LLC
Hardin III	Hardin Solar III Energy Center
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WECI Energy Holding III	WEC Infrastructure Energy Holding III LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CASAC	Clean Air Scientific Advisory Committee

03/31/2025 Form 10-Q	ii	WEC Energy Group, Inc.

CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2024A Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2024B Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AI	Artificial Intelligence
AMI	Advanced Metering Infrastructure
AREP	Amended Renewable Energy Plan
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
CABO	Clean and Affordable Buildings Ordinance
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DRER	Dedicated Renewable Energy Resource
EDA	Equity Distribution Agreement
Edgewater	Edgewater Generating Station
EPS	Earnings Per Share
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas

03/31/2025 Form 10-Q	iii	WEC Energy Group, Inc.

MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
NOPP	Notice of Planned Participation
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PIPP	Presque Isle Power Plant
PPA	Power Purchase Agreement
PRP	Pipeline Replacement Program
PTC	Production Tax Credit
Pulliam	J.P. Pulliam Generating Station
QIP	Qualifying Infrastructure Plant
Renegade	Renegade Solar Energy Center
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
VLC	Very Large Customer
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
WPL	Wisconsin Power and Light Company

03/31/2025 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2024 Annual Report on Form 10-K, and those identified below:

•Factors affecting utility and non-utility energy infrastructure operations such as catastrophic weather-related damage, environmental incidents, unplanned facility outages and repairs and maintenance, electric grid reliability, and electric transmission or natural gas pipeline system constraints;

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, including continued economic growth, customer growth and declines, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

•The timing, resolution, and impact of rate cases and negotiations, including recovery of deferred and current costs and the ability to earn a reasonable return on investment, and other regulatory decisions impacting our regulated operations;

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies including as a result of the new presidential administration, and the recovery of associated remediation and compliance costs;

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of changes to U.S. trade policy (including changes to tariffs on imports, port fees, and other trade policy tools) as well as changes to foreign governments' trade policies impacting U.S. exports, supply chain disruptions (including from rail congestion), inflation, and other factors;

03/31/2025 Form 10-Q	1	WEC Energy Group, Inc.

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

03/31/2025 Form 10-Q	2	WEC Energy Group, Inc.

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

03/31/2025 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2025	2024
Operating revenues	$3,149.5	$2,680.2

Operating expenses
Cost of sales	1,165.7	927.1
Other operation and maintenance	608.0	530.8
Depreciation and amortization	359.9	333.4
Property and revenue taxes	78.4	75.5
Total operating expenses	2,212.0	1,866.8

Operating income	937.5	813.4

Equity in earnings of transmission affiliates	53.6	44.8
Other income, net	18.1	44.1
Interest expense	223.0	192.0
Other expense	(151.3)	(103.1)

Income before income taxes	786.2	710.3
Income tax expense	60.7	87.7
Net income	725.5	622.6

Preferred stock dividends of subsidiary	0.3	0.3
Net income attributed to noncontrolling interests	(1.0)	—
Net income attributed to common shareholders	$724.2	$622.3

Earnings per share
Basic	$2.28	$1.97
Diluted	$2.27	$1.97

Weighted average common shares outstanding
Basic	318.2	315.6
Diluted	319.3	315.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2025	2024
Net income	$725.5	$622.6

Other comprehensive loss, net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	(0.1)	(0.1)
Comprehensive income	725.4	622.5

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive income attributed to noncontrolling interests	(1.0)	—
Comprehensive income attributed to common shareholders	$724.1	$622.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$82.2	$9.8
Accounts receivable and unbilled revenues, net of reserves of $159.4 and $162.8, respectively	1,812.4	1,669.3
Materials, supplies, and inventories	576.0	813.2
Prepaid taxes	171.6	214.9
Other prepayments	76.2	82.6
Other	224.9	121.9
Current assets	2,943.3	2,911.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $11,838.7 and $11,611.9, respectively	35,447.8	34,645.4
Regulatory assets (March 31, 2025 and December 31, 2024 include $74.3 and $76.5, respectively, related to WEPCo Environmental Trust)	3,283.3	3,339.7
Equity investment in transmission affiliates	2,149.0	2,108.9
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	983.8	968.5
Other	372.1	336.2
Long-term assets	45,288.8	44,451.5
Total assets	$48,232.1	$47,363.2

Liabilities and Equity
Current liabilities
Short-term debt	$1,327.1	$1,116.6
Current portion of long-term debt (March 31, 2025 and December 31, 2024 include $9.2, related to WEPCo Environmental Trust)	2,729.9	1,729.0
Accounts payable	791.5	1,137.1
Other	1,014.4	859.2
Current liabilities	5,862.9	4,841.9

Long-term liabilities
Long-term debt (March 31, 2025 and December 31, 2024 include $76.5 and $76.4, respectively, related to WEPCo Environmental Trust)	16,161.8	17,178.1
Finance lease obligations	293.9	303.3
Deferred income taxes	5,577.2	5,514.7
Deferred revenue, net	329.3	334.6
Regulatory liabilities	4,043.9	3,958.0
Intangible liabilities	624.5	566.8
Environmental remediation liabilities	442.1	445.8
AROs	601.5	580.0
Other	868.0	838.1
Long-term liabilities	28,942.2	29,719.4

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 319,133,501 and 317,680,855 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,456.1	4,315.8
Retained earnings	8,524.4	8,083.8
Accumulated other comprehensive loss	(7.9)	(7.8)
Common shareholders' equity	12,975.8	12,395.0

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	420.8	376.5
Total liabilities and equity	$48,232.1	$47,363.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2025	2024
Operating activities
Net income	$725.5	$622.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	359.9	333.4
Deferred income taxes and ITCs, net	55.6	184.3
Contributions and payments related to pension and OPEB plans	(3.9)	(4.0)
Equity income in transmission affiliates, net of distributions	2.2	(9.1)
Change in –
Accounts receivable and unbilled revenues, net	(180.3)	(61.3)
Materials, supplies, and inventories	237.2	166.6
Other current assets	13.0	36.9
Accounts payable	(195.4)	(229.8)
Temporary LIFO liquidation credit	68.6	—
Accrued interest	83.5	33.4
Other current liabilities	5.6	(78.2)
Other, net	(8.9)	(131.2)
Net cash provided by operating activities	1,162.6	863.6

Investing activities
Capital expenditures	(701.1)	(444.5)
Acquisition of Hardin III, net of cash acquired of $0.2	(406.1)	—
Capital contributions to transmission affiliates	(42.3)	(12.1)
Proceeds from the sale of investments held in rabbi trust	16.9	14.8
Reimbursement for ATC's transmission infrastructure upgrades	39.7	6.2
Other, net	(8.9)	(0.6)
Net cash used in investing activities	(1,101.8)	(436.2)

Financing activities
Exercise of stock options	21.2	3.7
Issuance of common stock, net	117.1	19.2
Purchase of common stock	(1.3)	(2.0)
Dividends paid on common stock	(283.6)	(263.5)
Retirement of long-term debt	(17.9)	(756.9)
Change in commercial paper	209.5	552.8
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	(28.1)
Other, net	(4.6)	(1.7)
Net cash provided by (used in) financing activities	40.4	(476.5)

Net change in cash, cash equivalents, and restricted cash	101.2	(49.1)
Cash, cash equivalents, and restricted cash at beginning of period	42.2	165.2
Cash, cash equivalents, and restricted cash at end of period	$143.4	$116.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$3.2	$4,315.8	$8,083.8	$(7.8)	$12,395.0	$30.4	$376.5	$12,801.9
Net income attributed to common shareholders	—	—	724.2	—	724.2	—	—	724.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.0	1.0
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	117.1	—	—	117.1	—	—	117.1
Common stock dividends of $0.8925 per share	—	—	(283.6)	—	(283.6)	—	—	(283.6)
Exercise of stock options	—	21.2	—	—	21.2	—	—	21.2
Purchase of common stock	—	(1.3)	—	—	(1.3)	—	—	(1.3)
Acquisition of noncontrolling interests	—	—	—	—	—	—	45.1	45.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation and other	—	3.3	—	—	3.3	—	—	3.3
Balance at March 31, 2025	$3.2	$4,456.1	$8,524.4	$(7.9)	$12,975.8	$30.4	$420.8	$13,427.0

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
Net income attributed to common shareholders	—	—	622.3	—	622.3	—	—	622.3
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock	—	19.2	—	—	19.2	—	—	19.2
Common stock dividends of $0.8350 per share	—	—	(263.5)	—	(263.5)	—	—	(263.5)
Exercise of stock options	—	3.7	—	—	3.7	—	—	3.7
Purchase of common stock	—	(2.0)	—	—	(2.0)	—	—	(2.0)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	4.3	—	—	4.3	—	(32.4)	(28.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	4.6	—	—	4.6	—	—	4.6
Balance at March 31, 2024	$3.2	$4,145.7	$7,971.6	$(7.8)	$12,112.7	$30.4	$283.0	$12,426.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2025 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2025

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that the below acquisitions met the criteria of asset acquisitions. The purchase price of both acquisitions below includes intangibles recorded as long-term liabilities related to PPAs. See Note 17, Goodwill and Intangibles, for more information.

Acquisition of a Solar Generation Facility in Ohio

In February 2025, WECI completed the acquisition of a 90% ownership interest in Hardin III, a 250 MW solar generating facility located in Hardin County, Ohio for $406.1 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. Hardin III qualifies for PTCs and is included in the non-utility energy infrastructure segment.

Acquisitions of Solar Generation Facility in Texas

In February 2023, WECI completed the acquisition of an 80% ownership interest in Samson I, a commercially operational 250 MW solar generating facility in Lamar, Franklin, Hopkins, and Red River counties in Texas. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation in May 2022. Samson I

03/31/2025 Form 10-Q	9	WEC Energy Group, Inc.

qualifies for PTCs and is included in the non-utility energy infrastructure segment. In January 2024, WECI acquired an additional 10% ownership interest in Samson I for $28.1 million.

NOTE 3—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2024 Annual Report on Form 10-K.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2025
Electric	$1,320.0	$—	$—	$1,320.0	$—	$—	$—		$1,320.0
Natural gas	734.1	759.3	223.7	1,717.1	14.1	—	(13.4)		1,717.8
Total regulated revenues	2,054.1	759.3	223.7	3,037.1	14.1	—	(13.4)		3,037.8
Other non-utility revenues	—	—	5.5	5.5	61.5	—	(1.6)		65.4
Total revenues from contracts with customers	2,054.1	759.3	229.2	3,042.6	75.6	—	(15.0)		3,103.2
Other operating revenues	5.8	29.0	(2.1)	32.7	118.7	—	(105.1)	(1)	46.3
Total operating revenues	$2,059.9	$788.3	$227.1	$3,075.3	$194.3	$—	$(120.1)		$3,149.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2024
Electric	$1,185.3	$—	$—	$1,185.3	$—	$—	$—		$1,185.3
Natural gas	586.0	603.8	173.6	1,363.4	14.5	—	(14.2)		1,363.7
Total regulated revenues	1,771.3	603.8	173.6	2,548.7	14.5	—	(14.2)		2,549.0
Other non-utility revenues	—	—	5.0	5.0	52.1	—	(1.6)		55.5
Total revenues from contracts with customers	1,771.3	603.8	178.6	2,553.7	66.6	—	(15.8)		2,604.5
Other operating revenues	7.5	62.2	6.0	75.7	104.3	—	(104.3)	(1)	75.7
Total operating revenues	$1,778.8	$666.0	$184.6	$2,629.4	$170.9	$—	$(120.1)		$2,680.2

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

03/31/2025 Form 10-Q	10	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2025	2024
Residential	$545.0	$483.2
Small commercial and industrial	421.1	391.7
Large commercial and industrial	238.3	217.6
Other	8.0	7.9
Total retail revenues	1,212.4	1,100.4
Wholesale	27.7	25.6
Resale	62.8	45.1
Steam	12.8	10.2
Other utility revenues	4.3	4.0
Total electric utility operating revenues	$1,320.0	$1,185.3

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2025
Residential	$488.8	$465.6	$142.7	$1,097.1
Commercial and industrial	250.4	131.2	73.1	454.7
Total retail revenues	739.2	596.8	215.8	1,551.8
Transportation	33.2	97.4	13.5	144.1
Other utility revenues (1)	(38.3)	65.1	(5.6)	21.2
Total natural gas utility operating revenues	$734.1	$759.3	$223.7	$1,717.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2024
Residential	$397.6	$375.0	$111.4	$884.0
Commercial and industrial	191.8	107.0	54.0	352.8
Total retail revenues	589.4	482.0	165.4	1,236.8
Transportation	29.8	90.1	11.6	131.5
Other utility revenues (1)	(33.2)	31.7	(3.4)	(4.9)
Total natural gas utility operating revenues	$586.0	$603.8	$173.6	$1,363.4

(1)Includes the revenues subject to the purchased gas recovery mechanisms of our utilities, which fluctuate by segment based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were anticipated in rates.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WPS, and WG. All amounts associated with the service agreements with WE, WPS, and WG have been eliminated at the consolidated level.

03/31/2025 Form 10-Q	11	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2025	2024
Renewable generation revenues	$53.8	$44.5
We Power revenues	6.1	6.0
Appliance service revenues	5.5	5.0
Total other non-utility operating revenues	$65.4	$55.5

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2025	2024
Alternative revenues (1)	$18.3	$60.5
Late payment charges	13.8	14.6
Other	14.2	0.6
Total other operating revenues	$46.3	$75.7

(1)Alternative revenues consist of amounts to be recovered or refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups. For more information about our alternative revenues, see Note 1(d), Operating Revenues, in our 2024 Annual Report on Form 10-K.

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

03/31/2025 Form 10-Q	12	WEC Energy Group, Inc.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at March 31, 2025 and December 31, 2024, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
March 31, 2025
Accounts receivable and unbilled revenues	$1,183.3	$605.9	$111.7	$1,900.9	$64.5	$6.4	$1,971.8
Allowance for credit losses	60.9	93.2	5.3	159.4	—	—	159.4
Accounts receivable and unbilled revenues, net (1)	$1,122.4	$512.7	$106.4	$1,741.5	$64.5	$6.4	$1,812.4

Total accounts receivable, net – past due greater than 90 days (1)	$43.3	$34.7	$0.9	$78.9	$—	$—	$78.9
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.0%	100.0%	—%	96.7%	—%	—%	96.7%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2024
Accounts receivable and unbilled revenues	$1,149.9	$535.6	$100.6	$1,786.1	$40.0	$6.0	$1,832.1
Allowance for credit losses	73.6	83.9	5.3	162.8	—	—	162.8
Accounts receivable and unbilled revenues, net (1)	$1,076.3	$451.7	$95.3	$1,623.3	$40.0	$6.0	$1,669.3

Total accounts receivable, net – past due greater than 90 days (1)	$51.8	$30.1	$2.5	$84.4	$—	$—	$84.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.8%	100.0%	—%	93.2%	—%	—%	93.2%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at March 31, 2025, $1,134.0 million, or 62.6%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. See Note 23, Regulatory Environment, for more information on PGL and NSG's UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and amounts recovered in rates.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended March 31, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2025	$73.6	$83.9	$5.3	$162.8
Provision for credit losses	16.1	16.3	0.2	32.6
Provision for credit losses deferred for future recovery or refund	(7.3)	2.2	—	(5.1)
Write-offs charged against the allowance	(33.8)	(25.6)	(0.7)	(60.1)
Recoveries of amounts previously written off	12.3	16.4	0.5	29.2
Balance at March 31, 2025	$60.9	$93.2	$5.3	$159.4

On a consolidated basis, there was a $3.4 million decrease in the allowance for credit losses at March 31, 2025, compared to January 1, 2025. The allowance for credit losses decreased in Wisconsin during the quarter mainly driven by customer write-offs in addition to a decrease in past due account balances. Reserves increased in Illinois due to an increase in past due balances over the winter moratorium months, when we are not allowed to disconnect service as a result of non-payment. In Illinois, the winter moratorium begins on December 1 and ends on March 31.

03/31/2025 Form 10-Q	13	WEC Energy Group, Inc.

Three Months Ended March 31, 2024 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2024	$77.4	$109.7	$6.4	$193.5
Provision for credit losses	13.8	15.1	(3.0)	25.9
Provision for credit losses deferred for future recovery or refund	15.7	1.3	—	17.0
Write-offs charged against the allowance	(35.6)	(28.0)	(1.3)	(64.9)
Recoveries of amounts previously written off	11.7	6.5	1.0	19.2
Balance at March 31, 2024	$83.0	$104.6	$3.1	$190.7

On a consolidated basis, there was a $2.8 million decrease in the allowance for credit losses at March 31, 2024, compared to January 1, 2024, driven by lower required reserve percentages at our Illinois and Other States segments as a result of an improvement in loss rates. Reserve percentages at our Wisconsin segment did not change significantly from those calculated in 2023. Largely offsetting the decrease in the allowance for credit losses, we saw an increase in past due accounts receivable balances at our Wisconsin and Illinois segments. An increase in past due balances is a trend we generally see over the winter moratorium months, when we are not allowed to disconnect service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	March 31, 2025	December 31, 2024
Regulatory assets
Plant retirement related items	$820.8	$810.5
Pension and OPEB costs	660.4	684.9
Environmental remediation costs	540.7	570.1
Income tax related items	446.3	438.5
AROs	170.3	166.7
Uncollectible expense	133.4	151.5
Decoupling	129.1	110.0
System support resource	100.4	102.9
Securitization	74.3	76.5
Energy costs recoverable through rate adjustments	72.2	8.3
Bluewater	55.1	57.7
Finance and operating leases	26.0	22.0
Energy efficiency programs	17.3	26.5
Derivatives	7.7	38.2
Other, net	113.8	114.4
Total regulatory assets	$3,367.8	$3,378.7

Balance sheet presentation
Other current assets	$84.5	$39.0
Regulatory assets	3,283.3	3,339.7
Total regulatory assets	$3,367.8	$3,378.7

03/31/2025 Form 10-Q	14	WEC Energy Group, Inc.

(in millions)	March 31, 2025	December 31, 2024
Regulatory liabilities
Income tax related items	$1,810.7	$1,825.4
Removal costs	1,492.2	1,458.2
Pension and OPEB benefits	302.1	308.5
Energy costs refundable through rate adjustments	224.9	160.8
Derivatives	94.8	36.9
Uncollectible expense	45.7	47.2
Revenue requirements of renewable generation facilities	42.5	44.2
Property tax (1)	19.6	19.3
Electric transmission costs	16.2	19.7
Other, net	94.7	83.1
Total regulatory liabilities	$4,143.4	$4,003.3

Balance sheet presentation
Other current liabilities	$99.5	$45.3
Regulatory liabilities	4,043.9	3,958.0
Total regulatory liabilities	$4,143.4	$4,003.3

(1)In accordance with MERC's property tax tracker, MERC defers as a regulatory asset or liability the difference between actual property tax expense and the amount included in rates until recovery or refund is authorized in a future rate proceeding.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. OCPP Units 7 and 8 are expected to be retired by late 2025. The total net book value of WE's ownership share of OCPP Units 7 and 8 was $648.1 million at March 31, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by the end of 2029, and we and the other co-owners are exploring the conversion of at least one unit to natural gas. The total net book value of WPS's ownership share of Columbia Units 1 and 2 was $246.6 million at March 31, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC and Delilah Solar Energy LLC – Storm Damage

During several storms that occurred in 2023 and 2024, certain sections of our Samson I solar facility incurred damage. As of March 31, 2025, we recognized an impairment of $2.8 million related to damage from these storms, and recorded a $2.8 million receivable for future insurance recoveries. Although we may experience differences between periods in the timing of cash flows, we do not currently expect a significant impact to our long-term cash flows from these storms.

In March 2025, both our Samson I and Delilah I solar facilities experienced damage from a storm. We are still assessing the extent of the damage at both of these facilities and we do have insurance coverage in place. As a result, similar to the storms discussed above, although we may experience differences between periods in the timing of cash flows related to necessary repairs and lost revenues, we do not currently expect a significant impact to our long-term cash flows related to this storm.

03/31/2025 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the three months ended March 31, 2025, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	231,024
Restricted shares (2)	79,170
Performance units	185,945

(1)Stock options awarded had a weighted-average exercise price of $94.55 and a weighted-average grant date fair value of $18.23 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $94.55 per share.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries, We Power, Bluewater, ATC Holding LLC (which holds our ownership interest in ATC), and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. Our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2024 Annual Report on Form 10-K for additional information on these and other restrictions.

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

In August 2024, we entered into an EDA, under which we may offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $1.5 billion through an at-the-market offering program, which includes an equity forward sales component. We may offer and sell our common shares through the sales agents party to the EDA during the term of the agreement. The EDA will terminate upon the earliest of (i) the sale of all common stock subject to the EDA, (ii) termination of the EDA pursuant to its terms, or (iii) August 31, 2027. Actual sales of common stock under the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold will be done pursuant to our registration statement on Form S-3 filed with the SEC on August 5, 2024 and the related prospectus supplement. As of March 31, 2025, we had issued 2,008,498 shares of common stock under the EDA and received proceeds of $201.4 million, which is net of $2.8 million of commissions and other fees. We have not entered into any forward sale agreements.

We had the following changes to our outstanding common stock during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Common stock shares outstanding at beginning of period	317,680,855	315,434,531
Shares issued:
At-the-market offering program	977,824	—
Stock-based compensation	342,711	142,178
401(k)	43,300	124,300
Stock investment plan	88,811	121,578
Common stock shares outstanding at end of period	319,133,501	315,822,587

03/31/2025 Form 10-Q	16	WEC Energy Group, Inc.

On April 17, 2025, our Board of Directors declared a quarterly cash dividend of $0.8925 per share, payable on June 1, 2025, to shareholders of record on May 14, 2025.

Earnings Per Share

The following table shows the computation of our basic and diluted EPS for the three months ended March 31, 2025 and 2024:

(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Numerator:
Net income attributed to common shareholders	$724.2	$622.3

Denominator:
Weighted average basic shares outstanding	318.2	315.6
Dilutive effect of stock-based compensation awards	0.5	0.3
Dilutive effect of convertible senior notes	0.6	—
Weighted average diluted shares	319.3	315.9

Basic EPS	$2.28	$1.97
Diluted EPS	$2.27	$1.97

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2025	December 31, 2024
Commercial paper
Amount outstanding	$1,323.9	$1,114.4
Weighted-average interest rate on amounts outstanding	4.63%	4.63%
Operating expense loans
Amount outstanding (1)	$3.2	$2.2

(1)Coyote Ridge, Tatanka Ridge, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2025 was $1,250.7 million with a weighted-average interest rate during the period of 4.58%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	March 31, 2025
WEC Energy Group	September 2026	$1,500.0
WEC Energy Group	October 2025	200.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,300.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,323.9
Available capacity under existing agreements		$1,973.8

03/31/2025 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

Convertible Senior Notes

As of March 31, 2025, the conditions allowing holders to convert their notes were not met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of March 31, 2025:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(7.2)	$855.3	$1,009.0
2029 Notes	862.5	(8.3)	854.2	1,029.2

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 13, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes and 2029 Notes:

(in millions)	Three Months Ended March 31, 2025
2027 Notes
Contractual interest expense	$9.4
Amortization of debt issuance costs	0.8
Total interest expense – 2027 Notes	10.2

2029 Notes
Contractual interest expense	9.4
Amortization of debt issuance costs	0.5
Total interest expense – 2029 Notes	$9.9

Minnesota Energy Resources Corporation

In April 2025, MERC issued $50.0 million of 5.20% Senior Notes, due May 1, 2030, and used the net proceeds to repay MERC's $50.0 million of 2.69% Senior Notes that matured on May 1, 2025.

Michigan Gas Utilities Corporation

In April 2025, MGU issued $75.0 million of 5.20% Senior Notes, due May 1, 2030, and used the net proceeds to repay MGU's $60.0 million of 2.69% Senior Notes that matured on May 1, 2025 and intercompany short-term debt to its parent, Integrys.

NOTE 10—LEASES

In February 2025, WECI closed on its acquisition of a 90% ownership interest in Hardin III, a solar generating facility. Related to its investment in Hardin III, WECI acquired several land leases that commenced in the first quarter of 2025. See Note 2, Acquisitions, for more information on this project.

The land leases acquired related to Hardin III have terms consisting of 1) an initial term of 25 years with an option for an additional 25-year extension and 2) an initial term of 35 years with an option for a 10-year extension. We expect the optional extensions to be exercised, and, as a result, these land leases are being amortized over the extended terms of the leases. Our total obligation under these land-related operating leases was $32.8 million at March 31, 2025, and was included in other long-term liabilities on our balance sheet. Our operating lease right of use assets were $32.4 million as of March 31, 2025, and were included in other long-term assets on our balance sheet. Our weighted-average discount rate for these land-related operating leases was 6.30%. We used an estimate of the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

03/31/2025 Form 10-Q	18	WEC Energy Group, Inc.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related operating leases as of March 31, 2025, were as follows:

(in millions)
Nine Months Ended December 31, 2025	$1.6
2026	1.6
2027	1.7
2028	1.7
2029	1.7
2030	1.8
Thereafter	120.5
Total minimum lease payments	130.6
Less: Interest	(97.8)
Present value of minimum lease payments	32.8
Less: Short-term lease liabilities	—
Long-term lease liabilities	$32.8

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	March 31, 2025	December 31, 2024
Materials and supplies	$394.5	$412.5
Fossil fuel	97.0	100.5
Natural gas in storage	84.5	300.2
Total	$576.0	$813.2

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2025, we had a temporary LIFO liquidation credit of $68.6 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$164.8	21.0%	$149.1	21.0%
State income taxes net of federal tax benefit	48.5	6.2%	43.4	6.1%
PTCs, net	(120.1)	(15.3)%	(88.0)	(12.4)%
Federal excess deferred tax amortization	(18.7)	(2.4)%	(15.4)	(2.2)%
AFUDC-Equity	(8.5)	(1.1)%	(6.3)	(0.9)%
Other, net	(5.3)	(0.7)%	4.9	0.7%
Total income tax expense	$60.7	7.7%	$87.7	12.3%

The effective tax rates for the three months ended March 31, 2025 and 2024, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

03/31/2025 Form 10-Q	19	WEC Energy Group, Inc.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization line above).

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. Under this transferability provision, we entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generate in 2025 and 2026, respectively, to third parties. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We adopted the safe harbor method of accounting for certain of our utilities on our 2023 tax return and plan to adopt the safe harbor method of accounting for our remaining utilities on our 2024 tax return, which increased our deferred tax liabilities.

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

03/31/2025 Form 10-Q	20	WEC Energy Group, Inc.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$81.7	$3.9	$—	$85.6
FTRs and TCRs	—	—	3.0	3.0
Total derivative assets	$81.7	$3.9	$3.0	$88.6

Investments held in rabbi trust	$34.2	$—	$—	$34.2

Derivative liabilities
Natural gas contracts	$—	$4.9	$—	$4.9

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$19.6	$13.7	$—	$33.3
FTRs and TCRs	—	—	7.8	7.8
Total derivative assets	$19.6	$13.7	$7.8	$41.1

Investments held in rabbi trust	$52.1	$—	$—	$52.1

Derivative liabilities
Natural gas contracts	$7.1	$6.8	$—	$13.9

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

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended March 31, 2025, we recorded $1.8 million of net unrealized losses in earnings related to the investments held at the end of the period, compared with $3.7 million of net unrealized gains recorded during the same quarter in 2024.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2025	2024
Balance at the beginning of the period	$7.8	$7.2
Purchases	1.2	1.0
Net realized and unrealized losses included in earnings (1)	(0.3)	(0.8)
Settlements	(5.7)	(4.8)
Balance at the end of the period	$3.0	$2.6
Net unrealized gains included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$—	$0.1

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized gains and losses are recorded in operating revenues on our income statements.

03/31/2025 Form 10-Q	21	WEC Energy Group, Inc.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.8	$30.4	$21.2
Long-term debt, including current portion	18,891.7	18,271.9	18,907.1	17,840.8

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

	March 31, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$78.2	$4.9	$29.2	$13.9
FTRs and TCRs	3.0	—	7.8	—
Total current	81.2	4.9	37.0	13.9

Long-term
Natural gas contracts	7.4	—	4.1	—

Total	$88.6	$4.9	$41.1	$13.9

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

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	61.5 Dth	$(1.9)	67.8 Dth	$(56.9)
FTRs and TCRs	7.4 MWh	1.5	7.6 MWh	1.6
Total		$(0.4)		$(55.3)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2025 and December 31, 2024, we had posted cash collateral of $12.9 million and

03/31/2025 Form 10-Q	22	WEC Energy Group, Inc.

$16.0 million, respectively. These amounts were recorded on our balance sheets in other current assets. At March 31, 2025 and December 31, 2024, we had also received cash collateral of $47.8 million and $4.2 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2025			December 31, 2024
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$88.6		$4.9	$41.1		$13.9
Gross amount not offset on the balance sheet	(48.4)	(1)	(0.6)	(11.5)	(2)	(7.3)
Net amount	$40.2		$4.3	$29.6		$6.6

(1)Includes cash collateral received of $47.8 million.

(2)Includes cash collateral received of $4.2 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three months ended March 31, 2025 and 2024 were not significant. At March 31, 2025, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at March 31, 2025	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$177.3	$20.6	$30.0	$126.7
Surety bonds (2)	45.5	44.7	0.8	—
Other guarantees (3)	11.0	—	—	11.0
Total guarantees	$233.8	$65.3	$30.8	$137.7

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

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

03/31/2025 Form 10-Q	23	WEC Energy Group, Inc.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended March 31
(in millions)	2025	2024
Service cost	$5.7	$6.7
Interest cost	30.3	29.5
Expected return on plan assets	(44.1)	(45.8)
Amortization of net actuarial loss	13.6	14.4
Net periodic benefit cost	$5.5	$4.8

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2025	2024
Service cost	$2.8	$2.8
Interest cost	6.5	5.7
Expected return on plan assets	(13.6)	(13.2)
Amortization of prior service credit	(3.2)	(3.4)
Amortization of net actuarial gain	(1.4)	(1.9)
Net periodic benefit credit	$(8.9)	$(10.0)

During the three months ended March 31, 2025, we made contributions and payments of $3.5 million related to our pension plans and $0.4 million related to our OPEB plans. We expect to make contributions and payments of $8.6 million related to our pension plans and $2.2 million related to our OPEB plans during the remainder of 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of March 31, 2025 and December 31, 2024, our balance sheets included regulatory assets of $19.5 million and $24.9 million, respectively, for pension costs and $33.5 million and $38.2 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate order, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

NOTE 17—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at March 31, 2025. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2025.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of March 31, 2025.

Other Indefinite-Lived Intangible Assets

At both March 31, 2025 and December 31, 2024, we had $29.3 million of indefinite-lived intangible assets, largely consisting of spectrum frequencies. The spectrum frequencies enable our utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of

03/31/2025 Form 10-Q	24	WEC Energy Group, Inc.

a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Finite-Lived Intangible Asset

At March 31, 2025 and December 31, 2024, we had a finite-lived intangible asset with a gross carrying amount of $18.8 million and $13.0 million, respectively, related to a PPA for Maple Flats Solar Energy Center acquired by WECI in November 2024. The PPA will be amortized over a useful life of 15 years and expires in 2039. At March 31, 2025 and December 31, 2024, accumulated amortization related to the intangible asset was not material. This finite-lived intangible asset is included in other long-term assets on our balance sheet. Amortization expense related to the intangible asset was not material for the quarter ended March 31, 2025. Amortization expense to be recorded as a decrease to operating revenues is expected to be $1.3 million in each of the next five years.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$751.2	$(133.0)	$618.2	$679.6	$(119.3)	$560.3
Proxy revenue swap (2)	7.2	(4.4)	2.8	7.2	(4.2)	3.0
Interconnection agreements (3)	4.7	(1.2)	3.5	4.7	(1.2)	3.5
Total intangible liabilities	$763.1	$(138.6)	$624.5	$691.5	$(124.7)	$566.8

(1)    Represents PPAs related to the acquisition of Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead Wind Energy LLC, Samson I, Sapphire Sky Wind Energy LLC, Delilah I, and Hardin III expiring between 2030 and 2040. The weighted-average remaining useful life of the PPAs is 11 years. See Note 2, Acquisitions, for more information on the acquisition of Hardin III in 2025.

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

Amortization related to these intangible liabilities for the three months ended March 31, 2025 and 2024, was $13.9 million and $13.4 million, respectively. Amortization for the next five years, including amounts recorded through March 31, 2025, is estimated to be:

	For the Years Ending December 31
(in millions)	2025	2026	2027	2028	2029
Amortization to be recorded as an increase to operating revenues	$57.9	$59.9	$59.9	$59.9	$59.9
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

03/31/2025 Form 10-Q	25	WEC Energy Group, Inc.

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

	Three Months Ended March 31, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,085.1	$23.8	$2,108.9
Add: Earnings from equity method investment	50.0	3.6	53.6
Add: Capital contributions	42.3	—	42.3
Less: Distributions	55.8	—	55.8
Balance at end of period	$2,121.6	$27.4	$2,149.0

	Three Months Ended March 31, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,980.8	$25.1	$2,005.9
Add: Earnings from equity method investment	44.4	0.4	44.8
Add: Capital contributions	12.1	—	12.1
Less: Distributions	35.7	—	35.7
Balance at end of period	$2,001.6	$25.5	$2,027.1

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2025	2024
Charges to ATC for services and construction	$4.5	$4.7
Charges from ATC for network transmission services	116.7	103.3
Refund from ATC related to FERC ROE orders	1.4	—

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	March 31, 2025	December 31, 2024
Accounts receivable for services provided to ATC	$2.0	$1.4
Accounts payable for services received from ATC	38.9	34.4
Amounts due from ATC for transmission infrastructure upgrades (1)	11.3	54.5

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's, WPS's, and UMERC's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended March 31
(in millions)	2025	2024
Income statement data
Operating revenues	$234.9	$211.9
Operating expenses	116.7	104.8
Other expense, net	39.1	35.2
Net income	$79.1	$71.9

03/31/2025 Form 10-Q	26	WEC Energy Group, Inc.

(in millions)	March 31, 2025	December 31, 2024
Balance sheet data
Current assets	$145.8	$126.6
Noncurrent assets	6,946.6	6,792.6
Total assets	$7,092.4	$6,919.2

Current liabilities	$639.1	$482.4
Long-term debt	3,025.9	3,083.4
Other noncurrent liabilities	559.0	545.0
Members' equity	2,868.4	2,808.4
Total liabilities and members' equity	$7,092.4	$6,919.2

NOTE 19—SEGMENT INFORMATION

Our President and Chief Executive Officer, who is our CODM, reviews financial information presented on a segment basis for purposes of making operating decisions and assessing performance. The CODM regularly reviews net income attributed to common shareholders to measure segment profitability and to allocate resources, including assets, to our businesses. Net income attributed to common shareholders best measures our segment profitability as it reflects all revenues and costs, including the impact on our tax provision from tax credits generated through investments in renewable generation facilities.

Our CODM allocates resources such as employees as well as financial and capital resources to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment's net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the ROE earned for each utility within the various utility segments.

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, equity investment interests, as well as the revenue streams for the products or services provided to customers through electric, natural gas, and renewable operations. See Note 3, Operating Revenues, for more information on disaggregation of operating revenues, including intercompany eliminations. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in our 2024 Annual Report on Form 10-K.

At March 31, 2025, we reported six segments, which are described below. All of our operations are located within the United States.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

•The other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC.

•The electric transmission segment includes our approximate 60% ownership interest in ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects, and our approximate 75% ownership interest in ATC Holdco, which was formed to invest in transmission-related projects outside of ATC's traditional footprint. See Note 18, Investment in Transmission Affiliates, for more information on ATC and ATC Holdco.

•The non-utility energy infrastructure segment includes:
◦We Power, which owns and leases generating facilities to WE,
◦Bluewater, which owns underground natural gas storage facilities in Michigan that provide approximately one-third of the current storage needs for our Wisconsin natural gas utilities, and
◦WECI, which holds majority interests in multiple renewable generating facilities.

See Note 2, Acquisitions, for more information on WECI's recent acquisition of Hardin III.

03/31/2025 Form 10-Q	27	WEC Energy Group, Inc.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, and WEC Business Services LLC.

The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2025 and 2024:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2025
External revenues	$2,059.9	$788.3	$227.1	$3,075.3	$—	$74.2	$—	$—	$3,149.5
Intersegment revenues	—	—	—	—	—	120.1	—	(120.1)	—
Fuel and purchased power	390.3	—	—	390.3	—	—	—	—	390.3
Cost of natural gas sold	378.5	288.2	117.6	784.3	—	4.5	—	(13.4)	775.4
Other operation and maintenance	415.1	146.9	28.7	590.7	—	22.1	(3.2)	(1.6)	608.0
Depreciation and amortization	243.6	64.4	12.2	320.2	—	58.2	5.4	(23.9)	359.9
Property and revenue taxes	46.0	20.4	6.5	72.9	—	5.4	0.1	—	78.4
Equity in earnings of transmission affiliates	—	—	—	—	53.6	—	—	—	53.6
Other income, net (1)	17.6	2.1	0.1	19.8	—	0.7	5.0	(7.4)	18.1
Interest expense	161.8	23.2	4.3	189.3	4.8	30.6	86.9	(88.6)	223.0
Income tax expense (benefit)	82.0	69.2	14.8	166.0	11.9	(35.6)	(81.6)	—	60.7
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net income attributed to noncontrolling interests	—	—	—	—	—	(1.0)	—	—	(1.0)
Net income (loss) attributed to common shareholders	$359.9	$178.1	$43.1	$581.1	$36.9	$108.8	$(2.6)	$—	$724.2

Other Segment Disclosures
Capital expenditures and asset acquisitions	$616.9	$53.8	$17.8	$688.5	$—	$414.6	$4.1	$—	$1,107.2
Equity method investments	16.3	—	—	16.3	2,149.0	—	68.6	—	2,233.9
Total assets (2)	30,836.9	8,344.2	1,638.1	40,819.2	2,159.4	7,886.4	1,243.2	(3,876.1)	48,232.1

(1)Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at March 31, 2025 reflect an elimination of $2,648.6 million for all lease activity between We Power and WE.

03/31/2025 Form 10-Q	28	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2024
External revenues	$1,778.8	$666.0	$184.6	$2,629.4	$—	$50.8	$—	$—	$2,680.2
Intersegment revenues	—	—	—	—	—	120.1	—	(120.1)	—
Fuel and purchased power	349.2	—	—	349.2	—	—	—	—	349.2
Cost of natural gas sold	301.8	194.7	90.8	587.3	—	4.8	—	(14.2)	577.9
Other operation and maintenance	389.9	107.0	20.6	517.5	—	18.2	(3.4)	(1.5)	530.8
Depreciation and amortization	224.6	63.5	11.4	299.5	—	49.1	5.6	(20.8)	333.4
Property and revenue taxes	47.3	18.1	6.2	71.6	—	3.8	0.1	—	75.5
Equity in earnings of transmission affiliates	—	—	—	—	44.8	—	—	—	44.8
Other income, net (1)	33.4	1.9	—	35.3	—	—	15.5	(6.7)	44.1
Interest expense	157.8	25.0	4.0	186.8	4.8	24.1	66.6	(90.3)	192.0
Income tax expense (benefit)	74.9	72.1	13.0	160.0	9.9	(23.4)	(58.8)	—	87.7
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net income attributed to common shareholders	$266.4	$187.5	$38.6	$492.5	$30.1	$94.3	$5.4	$—	$622.3

Other Segment Disclosures
Capital expenditures and asset acquisitions	$330.8	$75.7	$18.1	$424.6	$—	$17.3	$2.6	$—	$444.5
Equity method investments	14.5	—	—	14.5	2,027.1	—	65.2	—	2,106.8
Total assets (2)	28,546.7	7,956.4	1,557.4	38,060.5	2,027.2	6,320.8	1,114.2	(3,595.5)	43,927.2

(1)Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at March 31, 2024 reflect an elimination of $2,719.3 million for all lease activity between We Power and WE.

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

03/31/2025 Form 10-Q	29	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	March 31, 2025	December 31, 2024
Assets
Other current assets (restricted cash)	$4.3	$1.5
Regulatory assets	74.3	76.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.2	9.2
Accounts payable	0.1	—
Other current liabilities (accrued interest)	0.4	0.1
Long-term debt	76.5	76.4

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At March 31, 2025 and December 31, 2024, our equity investment in ATC was $2,121.6 million and $2,085.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At March 31, 2025 and December 31, 2024, our equity investment in ATC Holdco was $27.4 million and $23.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

03/31/2025 Form 10-Q	30	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of March 31, 2025, including those of our subsidiaries, were approximately $9.5 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine particulates, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM Standard, the Greenhouse Gas Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

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

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. In September 2024, the D.C. Circuit Court of Appeals granted the EPA's motion for partial voluntary remand so that it could address issues of severability raised in the Supreme Court's June 2024 opinion granting the petitions for stay of the rule. Pursuant to an order of the D.C. Circuit Court of Appeals, the parties filed motions to govern future

03/31/2025 Form 10-Q	31	WEC Energy Group, Inc.

proceedings in December 2024. In January 2025, the D.C. Circuit Court of Appeals issued an order establishing a schedule for supplemental briefing on the issue of severability that extended through early March 2025. In March 2025, the D.C. Circuit Court of Appeals issued an order removing the case from its active docket and holding the case in abeyance, pending quarterly updates from the parties beginning in July 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

In November 2024, the EPA issued a Good Neighbor Interim Final Rule that administratively stayed the effectiveness of the Good Neighbor Rule in all states to which it originally applies and ensured implementation of good neighbor obligations previously established to address the 2008 ozone NAAQS while the process works through the courts. We believe we are well positioned to comply with the rule's requirements. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We believe we are well positioned to comply with the rule's requirements. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

The EPA's initial nonattainment area designation was effective August 2018, and the attainment status is evaluated every 3 years thereafter until attainment is achieved. The Milwaukee, Sheboygan, and Chicago, IL-IN-WI nonattainment areas did not meet the marginal attainment deadline of August 2021, so in April 2022 the EPA proposed "moderate" nonattainment status based on the 2015 standard. In October 2022, the EPA published its final reclassifications from "marginal" to "moderate" for these areas, effective November 7, 2022.

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

Particulate Matter

All counties within our service territories are in attainment with current 2012 standards for fine PM2.5. Under the former presidential administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air

03/31/2025 Form 10-Q	32	WEC Energy Group, Inc.

pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Climate Change

Pursuant to the final Greenhouse Gas Power Plant Rule published in May 2024, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our RICE units in Michigan and the new Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the Greenhouse Gas Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing and planned combined cycle natural gas facilities will be positioned to comply with the proposed rule. As the EPA is not scheduled to finalize this proposal until late 2025, it could be revised or repealed. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. The revisions will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

03/31/2025 Form 10-Q	33	WEC Energy Group, Inc.

Water Quality

Clean Water Act Cooling Water Intake Structure Rule

Revisions to an EPA rule authorized under Section 316(b) of the CWA became effective in October 2014 and requires the location, design, construction, and capacity of cooling water intake structures at existing power plants reflect the BTA for minimizing adverse environmental impacts. The rule applies to all of our existing generating facilities with cooling water intake structures, except for the ERGS units, which were permitted and received a final BTA determination under the rules governing new facilities.

Effective in June 2020, the requirements of Section 316(b) were incorporated into the Wisconsin Administrative Code. The WDNR applies this rule when establishing BTA requirements for cooling water intake structures at existing facilities. These BTA requirements are incorporated into WPDES permits for WE and WPS facilities.

We have received final or interim BTA determinations for all generation facilities where Section 316(b) is applicable. The most recent BTA determination was for Weston Units 3 and 4. In accordance with the requirements in the CWA, the WDNR reissued the Weston WPDES permit in June 2024 (effective July 1, 2024) that includes a determination that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts. With respect to OCPP Units 7 and 8, we believe the WDNR will reach the same BTA determination decision when the WPDES permit for those units is reissued, which is expected later in 2025.

Steam Electric Effluent Limitation Guidelines

The EPA's 2015 final ELG rule, which took effect in January 2016 (2015 ELG rule), was modified in 2020 (2020 ELG rule), and again in May 2024 with the publication of the Supplemental ELG Rule. These rules establish federal technology-based requirements for several types of power plant wastewaters. The three requirements that affect WE and WPS facilities relate to wastewater discharge limits for BATW, FGD wastewater, and CRL (landfill leachate). Although our coal-fueled facilities were constructed with advanced wastewater treatment technologies that meet many of the discharge limits established by the 2015 rule, facility modifications were still necessary at OCPP, ERGS, and Weston to meet all of the 2015 ELG requirements and the additional ones established by the 2020 ELG rule. Through 2023, compliance costs associated with the 2015 and 2020 ELG rules required $105 million in capital investment.

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All WE and WPS coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a NOPP by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for both the ERGS and Weston coal-fired facilities. A NOPP also may be filed for the OCPP, PWGS, and VAPP facilities because this ELG rule option will allow the company to qualify for more reasonable requirements to address the CRL provisions at our landfills that served these former coal-fired facilities.

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, as allowed by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies, reliability must run agreements, etc.) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

In November 2024, Edison Electric Institute, on behalf of its members, submitted a petition for reconsideration to the EPA regarding the CRL provisions in the Supplemental ELG Rule in an effort to codify the rule interpretations articulated by the EPA staff during informational conference calls on this issue. We are still awaiting either a rule revision or clear written guidance from the EPA about the Supplemental ELG Rule CRL provisions to determine the applicability and potential compliance costs for inactive/closed landfills.

Numerous parties have challenged the rule through litigation pending in the U.S. Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. In February 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA's request to hold the ELG rule litigation in abeyance. In April 2025, the EPA filed a motion with the U.S. Court of Appeals for the Eighth Circuit requesting that they continue to hold the case in abeyance until June 30, 2025. The Supplemental ELG Rule remains in

03/31/2025 Form 10-Q	34	WEC Energy Group, Inc.

effect during the pendency of the legal challenge. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2025	December 31, 2024
Regulatory assets	$540.7	$570.1
Reserves for future environmental remediation	442.1	445.8

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024 will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. We expect the cost of the additional remediation would be recovered through future rates. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

Consent Decrees

Joint Ownership Power Plants – Columbia Energy Center and Edgewater Generating Station

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the Clean Air Act's New Source Review requirements related to certain projects completed at those plants. WPS, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the

03/31/2025 Form 10-Q	35	WEC Energy Group, Inc.

jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. WPL started the process to close out this Consent Decree.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Transactions

	Three Months Ended March 31
(in millions)	2025	2024
Cash paid for interest, net of amount capitalized	$132.4	$158.6
Cash received for income taxes, net (1)	—	(83.0)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	146.7	147.2
Common stock issued for stock-based compensation plans	3.2	6.2
Increase in receivable for corporate-owned life insurance proceeds	4.0	—

(1)    Cash received for income taxes in the first quarter of 2024 includes $83.4 million related to 2023 PTCs that were sold to a third party.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$82.2	$9.8
Restricted cash included in other current assets	26.9	5.3
Restricted cash included in other long-term assets	34.3	27.1
Cash, cash equivalents, and restricted cash	$143.4	$42.2

Our restricted cash primarily consisted of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans.

•Cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEC Infrastructure Wind Holding I LLC, WEC Infrastructure Wind Holding II LLC, WECI Energy Holding III, and WEPCo Environmental Trust.

•Cash related to WECI's ownership interests in certain renewable generation projects. These projects are required to deposit into an escrow account in order to fund future decommissioning.

NOTE 23—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company

Very Large Customer and Bespoke Resources Tariffs

On March 31, 2025, WE filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. Under these proposed inter-connected tariffs, VLCs (new customers using 500 MWs or more, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs will work in tandem as VLCs will be required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, and natural gas generation units. Under these

03/31/2025 Form 10-Q	36	WEC Energy Group, Inc.

agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of the resource, except for wind or solar resources which will have a term of 20 years. As proposed, the ROE (10.48%) and equity ratio (57%) will be fixed for the entire term of the agreement, and the revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

We expect a decision from the PSCW in the second quarter of 2026.

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

On November 16, 2023, the ICC issued final written orders approving base rate increases for PGL and NSG. The written orders were subsequently amended for various technical corrections. The amended written orders approved the following base rate increases:

•A $304.6 million (43.5%) base rate increase for PGL’s natural gas customers. This amount includes the recovery of costs that were previously being recovered under its QIP rider. PGL's new rates were effective December 1, 2023.

•An $11.0 million (11.6%) base rate increase for NSG’s natural gas customers. The new rates at NSG were not effective until February 1, 2024 as changes were required to NSG's billing system as a result of the final rate order.

The ICC approved an authorized ROE of 9.38% for both PGL and NSG, and set the common equity component average at 50.79% and 52.58% for PGL and NSG, respectively.

As part of its decisions, the ICC, among other things, disallowed $236.2 million of capital costs related to the construction and improvement of PGL’s shops and facilities and $1.7 million of capital costs related to NSG's construction of a gas infrastructure project. In addition, the ICC ordered PGL to pause spending on its projects to upgrade its natural gas delivery system until the ICC had a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level.

In December 2023, PGL and NSG filed an application for rehearing with the ICC requesting reconsideration of various issues in the ICC's November 16, 2023 written orders. The ICC granted PGL and NSG a limited-scope rehearing focused exclusively on the authorized spending for the completion of projects to upgrade PGL's natural gas delivery system that started in 2023 and emergency repairs needed to ensure the safety and reliability of the delivery system. On May 30, 2024, the ICC issued a written order on the rehearing. The order approved $28.5 million of additional spending for emergency work, representing a $1.6 million increase to PGL's annual revenue requirement.

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

On June 7, 2024, PGL and NSG filed a petition with the Illinois Appellate Court for review of the November 16, 2023 and May 30, 2024 orders. The appeal includes the ICC's $237.9 million combined disallowance of capital costs at PGL and NSG discussed above, along with the $116.0 million disallowance of capital investments needed to meet safety and reliability requirements of PGL's natural gas delivery system. Although the ICC ordered PGL to complete safety and reliability work in 2024, it denied the recovery of these costs in our current rates.

In accordance with the November 16, 2023 rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and a prudent investment level for replacing aging natural gas infrastructure. On February 20, 2025, the ICC issued an order

03/31/2025 Form 10-Q	37	WEC Energy Group, Inc.

setting expectations for PGL's prospective operations. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. PGL will replace this cast and ductile iron pipe through its PRP. Costs incurred under the PRP will be evaluated for prudency by the ICC in future rate cases. In addition, the program will be overseen by a safety monitor hired by the ICC. We are evaluating the impact of this order on our operations and capital plan.

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC order. In November 2024, the Illinois Appellate Court issued an opinion affirming the ICC order and the related disallowance. PGL and NSG subsequently petitioned the Illinois Supreme Court seeking review and reversal of the May 2023 order; however, their petition was denied on March 26, 2025.

As of March 31, 2025, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

Costs previously incurred under PGL's QIP rider are still subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In August 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL recorded a pre-tax charge to income of $25.3 million during the third quarter of 2024 related to the disallowance and the previously recognized return on these investments. The charge was recorded on the income statement as a $12.9 million reduction in revenues for the amounts previously collected from customers, a $12.1 million increase to operation and maintenance expense for the impairment of PGL's property, plant, and equipment, and a $0.3 million increase to interest expense related to the amounts due to customers. In October 2024, PGL filed a petition with the Illinois Appellate Court for review of the ICC's August order.

PGL's QIP reconciliations from 2017 through 2023 are still pending. The aggregate capital costs included in the rider during these open reconciliation years, along with any previously recognized return on these investments, totaled approximately $2.8 billion as of March 31, 2025. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Further disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Upper Michigan Energy Resources Corporation

Amended Renewable Energy Plan

In accordance with Michigan Public Act 235, UMERC filed an AREP with the MPSC on February 27, 2025. UMERC's AREP addresses its compliance with the Act 235 renewable portfolio standards and its proposal to recover the projected compliance costs through an incremental renewable energy surcharge. The projected compliance costs include the purchase of Michigan-sourced renewable energy credits and the revenue requirements for Renegade (see discussion below) and any other incremental renewable generation resources required to meet the Act 235 renewable portfolio standards.

03/31/2025 Form 10-Q	38	WEC Energy Group, Inc.

UMERC's AREP includes its previously approved investment in Renegade, a 100 MW utility-scale solar-powered electric generating facility that will be located in Delta and Marquette counties, Michigan. Construction of Renegade is expected to be completed by the end of 2026, and the cost of this project is estimated to be approximately $226 million. UMERC's AREP requests the recovery of the annual revenue requirement of Renegade through the proposed renewable energy surcharge beginning in January 2027.

The MPSC's approval of the AREP and the proposed renewable energy surcharge is still pending.

NOTE 24—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2025 Form 10-Q	39	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2024 Annual Report on Form 10-K.

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

As part of our path toward these goals, we have started implementing co-firing with natural gas at the ERGS coal-fired units and plan to begin testing co-firing with natural gas at Weston Unit 4 in 2025. By the end of 2030, we expect to use coal as a backup fuel only and to be in a position to eliminate coal as an energy source by the end of 2032.

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

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and
•565 MWs of battery storage.

03/31/2025 Form 10-Q	40	WEC Energy Group, Inc.

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

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 30 Solar Now projects, totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to WE's portfolio. WE has signed up one customer under this program for 4 MWs of generation capacity. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS. Under this program, WE and WPS have collectively signed up nine customers, for a total of approximately 51 MWs of generation capacity.

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

We also continue to focus on methane emission reductions by improving our natural gas distribution system. We set a target across our natural gas distribution operations to achieve net-zero methane emissions by the end of 2030. We plan to achieve our net-zero goal through an effort that includes continuous operational improvements and equipment upgrades, as well as the use of RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems in Wisconsin. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. We currently have contracts in place for 2.1 Bcf of RNG. In addition, subject to regulatory approval and market conditions, we expect to procure RTCs.

In December 2023, we started a pilot program with Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer of an organic solid flow battery, to test this new form of long-duration energy storage on the U.S. electric grid at our VAPP. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. We expect the pilot activities to continue throughout 2025.

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

03/31/2025 Form 10-Q	41	WEC Energy Group, Inc.

•PGL had been working to replace old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system. In November 2023, the ICC ordered PGL to pause spending on these projects until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. The ICC subsequently granted PGL a limited-scope rehearing related to the completion of the projects that started in 2023 and emergency repairs needed to ensure the safety and reliability of the delivery system. In May 2024, the ICC issued a written order on the rehearing, approving $28.5 million of additional spending for this emergency work.

On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective replacement of its aging natural gas infrastructure. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter of less than 36 inches by January 1, 2035. PGL will replace this cast and ductile iron pipe through its PRP. For more information, see Note 23, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Illinois Proceedings.

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and storm hardening.

We expect to spend approximately $4.5 billion from 2025 to 2029 on reliability related to electric distribution projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

Our planned investment focus from 2025 to 2029 is in our regulated utilities and our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $24.4 billion from 2025 to 2029. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $3.2 billion. In February 2025, we invested $406.1 million in our non-utility energy infrastructure business with the acquisition of Hardin III. Specific projects included in the $28.0 billion capital plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects. Also, see Note 2, Acquisitions, for additional information on the acquisition of Hardin III.

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

03/31/2025 Form 10-Q	42	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2025

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2025 with the first quarter of 2024, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2025	2024	B (W)
Wisconsin	$359.9	$266.4	$93.5
Illinois	178.1	187.5	(9.4)
Other states	43.1	38.6	4.5
Electric transmission	36.9	30.1	6.8
Non-utility energy infrastructure	108.8	94.3	14.5
Corporate and other	(2.6)	5.4	(8.0)
Net income attributed to common shareholders	$724.2	$622.3	$101.9

Diluted EPS	$2.27	$1.97	$0.30

Earnings increased $101.9 million during the first quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the $101.9 million increase in earnings were:

•A $93.5 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, and higher retail sales volumes. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders. These positive impacts were partially offset by higher operating expenses, primarily due to increases in depreciation and amortization expense and transmission expense.

•A $14.5 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by an increase in PTCs from our non-utility renewable generating facilities and higher operating income at WECI.

These increases in earnings were partially offset by a $9.4 million decrease in earnings at the Illinois segment, driven by higher operating expenses. The quarter-over-quarter impact from a favorable settlement of a legal claim during 2024, along with higher property and revenue taxes, an increase in natural gas distribution and maintenance costs, and higher benefit costs in the first quarter of 2025, all contributed to the increase in operating expenses.

03/31/2025 Form 10-Q	43	WEC Energy Group, Inc.

Expected 2025 Annual Effective Tax Rate

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $359.9 million during the first quarter of 2025, representing a $93.5 million, or 35.1%, increase over the same quarter in 2024. The increase in earnings was driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, and higher retail sales volumes. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders. These positive impacts were partially offset by higher operating expenses, primarily due to increases in depreciation and amortization expense and transmission expense.

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating revenues	$2,059.9	$1,778.8	$281.1

Operating expenses
Cost of sales (1)	768.8	651.0	(117.8)
Other operation and maintenance	415.1	389.9	(25.2)
Depreciation and amortization	243.6	224.6	(19.0)
Property and revenue taxes	46.0	47.3	1.3
Operating income	586.4	466.0	120.4

Other income, net	17.6	33.4	(15.8)
Interest expense	161.8	157.8	(4.0)
Income before income taxes	442.2	341.6	100.6

Income tax expense	82.0	74.9	(7.1)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$359.9	$266.4	$93.5

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

03/31/2025 Form 10-Q	44	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$179.9	$165.4	$(14.5)
Transmission (1)	145.9	135.8	(10.1)
Regulatory amortizations and other pass through expenses (2)	57.6	56.0	(1.6)
We Power (3)	32.6	33.6	1.0
Earnings sharing mechanisms	(0.9)	(0.9)	—
Total other operation and maintenance	$415.1	$389.9	$(25.2)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2025 and 2024, $149.0 million and $137.8 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the first quarter of 2025 and 2024, $27.1 million and $29.5 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	2,796.6	2,649.9	146.7
Small commercial and industrial (1)	3,184.6	3,118.0	66.6
Large commercial and industrial (1)	2,853.5	2,883.7	(30.2)
Other	33.8	36.2	(2.4)
Total retail (1)	8,868.5	8,687.8	180.7
Wholesale	448.8	433.1	15.7
Resale	1,311.5	1,396.2	(84.7)
Total sales in MWh (1)	10,628.8	10,517.1	111.7

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	547.8	460.8	87.0
Commercial and industrial	333.1	277.2	55.9
Total retail	880.9	738.0	142.9
Transportation	428.1	395.8	32.3
Total sales in therms	1,309.0	1,133.8	175.2

03/31/2025 Form 10-Q	45	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather	2025	2024	B (W)
WE and WG (1)
Heating (3,214 Normal)	3,283	2,701	21.5%

WPS (2)
Heating (3,599 Normal)	3,526	3,038	16.1%

UMERC (3)
Heating (3,917 Normal)	3,914	3,403	15.0%

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

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Electric revenues	$1,323.6	$1,190.6	$133.0
Natural gas revenues	736.3	588.2	148.1
Operating revenues	2,059.9	1,778.8	281.1

Operating expenses
Fuel and purchased power	(390.3)	(349.2)	(41.1)
Cost of natural gas sold	(378.5)	(301.8)	(76.7)
Other operation and maintenance (1)	(294.6)	(278.0)	(16.6)
Depreciation and amortization	(243.6)	(224.6)	(19.0)
Property and revenue taxes	(46.0)	(47.3)	1.3
Gross margin (GAAP)	706.9	577.9	129.0

Other operation and maintenance (1)	294.6	278.0	16.6
Depreciation and amortization	243.6	224.6	19.0
Property and revenue taxes	46.0	47.3	(1.3)
Utility margin (non-GAAP)	$1,291.1	$1,127.8	$163.3

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

Gross margin (GAAP) at the Wisconsin segment increased $129.0 million during the first quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $163.3 million during the first quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $109.4 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders.

03/31/2025 Form 10-Q	46	WEC Energy Group, Inc.

•A $64.2 million increase in margins related to higher retail sales volumes, driven by the impact of colder winter weather during the first quarter of 2025, compared with the same quarter in 2024. As measured by heating degree days, the first quarter of 2025 was 21.5% and 16.1% colder than the same quarter in 2024 in the Milwaukee area and Green Bay area, respectively.

These increases in margins were partially offset by a $9.3 million quarter-over-quarter negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $19.0 million increase in depreciation and amortization expense;

•A $10.1 million increase in transmission expense; and

•A $6.8 million increase in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $42.9 million during the first quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $19.0 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $10.1 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $6.8 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution system during the first quarter of 2025, compared with the same quarter in 2024.

•A $3.7 million increase in benefit costs, primarily driven by higher stock-based compensation and deferred compensation expense.

Other Income, Net

Other income, net at the Wisconsin segment decreased $15.8 million during the first quarter of 2025, compared with the same quarter in 2024, driven by a $22.5 million negative impact from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our benefit costs. This decrease was partially offset by a $4.3 million positive impact from higher AFUDC-Equity due to continued capital investment and a $1.5 million increase in interest income.

Interest Expense

Interest expense at the Wisconsin segment increased $4.0 million during the first quarter of 2025, compared with the same quarter in 2024, driven by the impact of WE, WPS, and WG issuing long-term debt in 2024. Partially offsetting the increase was lower average short-term debt balances and lower short-term debt interest rates.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $7.1 million during the first quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income. Partially offsetting this increase was an increase in PTCs and the increased benefit from the flow through of tax repairs in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2025.

03/31/2025 Form 10-Q	47	WEC Energy Group, Inc.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $178.1 million during the first quarter of 2025, representing a $9.4 million, or 5.0%, decrease in earnings over the same quarter in 2024. The lower earnings were driven by higher operating expenses. The quarter-over-quarter impact from a favorable settlement of a legal claim during 2024, along with higher property and revenue taxes, an increase in natural gas distribution and maintenance costs, and higher benefit costs in the first quarter of 2025, all contributed to the increase in operating expenses.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating revenues	$788.3	$666.0	$122.3

Operating expenses
Cost of natural gas sold	288.2	194.7	(93.5)
Other operation and maintenance	146.9	107.0	(39.9)
Depreciation and amortization	64.4	63.5	(0.9)
Property and revenue taxes	20.4	18.1	(2.3)
Operating income	268.4	282.7	(14.3)

Other income, net	2.1	1.9	0.2
Interest expense	23.2	25.0	1.8
Income before income taxes	247.3	259.6	(12.3)

Income tax expense	69.2	72.1	2.9
Net income attributed to common shareholders	$178.1	$187.5	$(9.4)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operation and maintenance not included in the line items below	$83.4	$68.1	$(15.3)
Riders (1)	62.9	38.1	(24.8)
Regulatory amortizations (1)	0.6	0.8	0.2
Total other operation and maintenance	$146.9	$107.0	$(39.9)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	411.6	353.5	58.1
Commercial and industrial	153.4	136.5	16.9
Total retail	565.0	490.0	75.0
Transportation	324.8	291.8	33.0
Total sales in therms	889.8	781.8	108.0

03/31/2025 Form 10-Q	48	WEC Energy Group, Inc.

	Three Months Ended March 31
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (3,084 Normal)	3,042	2,614	16.4%

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

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating revenues	$788.3	$666.0	$122.3

Operating expenses
Cost of natural gas sold	(288.2)	(194.7)	(93.5)
Other operation and maintenance (1)	(57.7)	(54.0)	(3.7)
Depreciation and amortization	(64.4)	(63.5)	(0.9)
Property and revenue taxes	(20.4)	(18.1)	(2.3)
Gross margin (GAAP)	357.6	335.7	21.9

Other operation and maintenance (1)	57.7	54.0	3.7
Depreciation and amortization	64.4	63.5	0.9
Property and revenue taxes	20.4	18.1	2.3
Utility margin (non-GAAP)	$500.1	$471.3	$28.8

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment increased $21.9 million during the first quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $28.8 million during the first quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $24.8 million increase in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

•A $2.3 million increase in revenues related to the impact of the NSG rate order issued by the ICC, effective February 1, 2024.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $2.3 million increase in property and revenue taxes; and

•A $2.2 million increase in natural gas distribution and maintenance costs.

03/31/2025 Form 10-Q	49	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $18.3 million, net of the $24.8 million impact of the riders referenced in the table above, during the first quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $12.4 million increase in expense primarily associated with the favorable settlement of a legal claim during the first quarter of 2024.

•A $2.3 million increase in property and revenue taxes, driven by an increase in the invested capital tax and property taxes.

•A $2.2 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $1.5 million increase in benefit costs, driven by higher costs related to stock-based compensation and deferred compensation expense.

Interest Expense

Interest expense at the Illinois segment decreased $1.8 million during the first quarter of 2025, compared with the same quarter in 2024, due primarily to lower average short-term debt balances and lower short-term debt interest rates.

Income Tax Expense

Income tax expense at the Illinois segment decreased $2.9 million during the first quarter of 2025, compared with the same quarter in 2024, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net income attributed to common shareholders was $43.1 million during the first quarter of 2025, representing a $4.5 million, or 11.7%, increase over the same quarter in 2024. The increase was driven by higher margins related to an increase in sales volumes and positive impacts from MERC's rate increase that was effective March 1, 2024 and MGU's approved rate increase that was effective January 1, 2025. These increases in earnings were partially offset by higher bad debt expense and higher natural gas operations and customer services expense.

03/31/2025 Form 10-Q	50	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating revenues	$227.1	$184.6	$42.5

Operating expenses
Cost of natural gas sold	117.6	90.8	(26.8)
Other operation and maintenance	28.7	20.6	(8.1)
Depreciation and amortization	12.2	11.4	(0.8)
Property and revenue taxes	6.5	6.2	(0.3)
Operating income	62.1	55.6	6.5

Other income, net	0.1	—	0.1
Interest expense	4.3	4.0	(0.3)
Income before income taxes	57.9	51.6	6.3

Income tax expense	14.8	13.0	(1.8)
Net income attributed to common shareholders	$43.1	$38.6	$4.5

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line item below	$20.1	$17.5	$(2.6)
Regulatory amortizations and other pass through expenses (1)	8.6	3.1	(5.5)
Total other operation and maintenance	$28.7	$20.6	$(8.1)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	159.1	138.3	20.8
Commercial and industrial	97.0	80.8	16.2
Total retail	256.1	219.1	37.0
Transportation	222.6	236.9	(14.3)
Total sales in therms	478.7	456.0	22.7

	Three Months Ended March 31
	Degree Days
Weather (1)	2025	2024	B (W)
MERC
Heating (3,913 Normal)	3,898	3,362	15.9%

MGU
Heating (3,110 Normal)	3,006	2,687	11.9%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

03/31/2025 Form 10-Q	51	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating revenues	$227.1	$184.6	$42.5

Operating expenses
Cost of natural gas sold	(117.6)	(90.8)	(26.8)
Other operation and maintenance (1)	(14.5)	(12.2)	(2.3)
Depreciation and amortization	(12.2)	(11.4)	(0.8)
Property and revenue taxes	(6.5)	(6.2)	(0.3)
Gross margin (GAAP)	76.3	64.0	12.3

Other operation and maintenance (1)	14.5	12.2	2.3
Depreciation and amortization	12.2	11.4	0.8
Property and revenue taxes	6.5	6.2	0.3
Utility margin (non-GAAP)	$109.5	$93.8	$15.7

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) increased $12.3 million during the first quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $15.7 million during the first quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $7.2 million increase related to higher sales volumes, driven by colder weather during the first quarter of 2025, as compared to the same quarter in 2024. As measured by heating degree days, the first quarter of 2025 was 15.9% and 11.9% colder than the same quarter in 2024 at MERC and MGU, respectively.

•A $4.4 million increase related to MERC's rate increase that was effective March 1, 2024 and MGU's approved rate increase that was effective January 1, 2025.

•A $2.6 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Additionally, the lower increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $2.3 million increase in natural gas operations and customer services expense.

•A $0.8 million increase in depreciation and amortization expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $9.2 million during the first quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in operating expenses were:

•A $3.3 million increase in bad debt expense at MERC and MGU. Bad debt expense was lower in the first quarter of 2024 due to reserve adjustments related to improved loss rates.

03/31/2025 Form 10-Q	52	WEC Energy Group, Inc.

•A $2.6 million increase in operation and maintenance expense related to MERC's CIP program, which has an offsetting increase in margins.

•A $2.3 million increase in natural gas operations and customer service expense, primarily driven by higher metering costs at MERC and MGU.

•A $0.8 million increase in depreciation and amortization expense related to continued capital investment.

Interest Expense

Interest expense at the other states segment increased $0.3 million during the first quarter of 2025, compared with the same quarter in 2024, driven by the impact of MGU issuing long-term debt in October 2024 and higher average short-term debt balances.

Income Tax Expense

Income tax expense at the other states segment increased $1.8 million during the first quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Equity in earnings of transmission affiliates	$53.6	$44.8	$8.8
Interest expense	4.8	4.8	—
Income before income taxes	48.8	40.0	8.8

Income tax expense	11.9	9.9	(2.0)
Net income attributed to common shareholders	$36.9	$30.1	$6.8

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $8.8 million during the first quarter of 2025, compared with the same quarter in 2024. This increase was primarily due to continued capital investment by ATC. A $3.6 million gain related to the sale of an investment at ATC Holdco in March 2025 also contributed to the increase.

Income Tax Expense

Income tax expense at the electric transmission segment increased $2.0 million during the first quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating income	$104.1	$95.0	$9.1

Other income, net	0.7	—	0.7
Interest expense	30.6	24.1	(6.5)
Income before income taxes	74.2	70.9	3.3

Income tax benefit	(35.6)	(23.4)	12.2
Net income attributed to noncontrolling interests	(1.0)	—	(1.0)
Net income attributed to common shareholders	$108.8	$94.3	$14.5

03/31/2025 Form 10-Q	53	WEC Energy Group, Inc.

Operating Income

Operating income at the non-utility energy infrastructure segment increased $9.1 million during the first quarter of 2025, compared with the same quarter in 2024, driven by these items at WECI:

•A $2.5 million increase due to higher amounts recognized for REC sales in 2025 at Blooming Grove driven by higher contracted REC prices, as well as timing of REC contract execution.

•Recognition of $2.5 million of business interruption insurance proceeds related to storms at our Samson I solar facility.

•A $2.0 million improvement in revenue related to lower congestion related costs.

•A $1.7 million increase in PPA revenue resulting from increased generation driven by higher wind speeds.

These increases in operating income were partially offset by a $0.7 million increase in benefit costs, primarily driven by higher stock-based compensation expense.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $6.5 million during the first quarter of 2025, compared with the same quarter in 2024, driven by the impact of WECI Energy Holding III issuing long-term debt in December 2024.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $12.2 million during the first quarter of 2025, compared with the same quarter in 2024, due to an increase in PTCs that was related to the acquisition of additional renewable generation facilities, an IRS approved PTC rate increase, and higher production volumes, partially offset by higher pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2025	2024	B (W)
Operating loss	$(2.3)	$(2.3)	$—

Other income, net	5.0	15.5	(10.5)
Interest expense	86.9	66.6	(20.3)
Loss before income taxes	(84.2)	(53.4)	(30.8)

Income tax benefit	(81.6)	(58.8)	22.8
Net income (loss) attributed to common shareholders	$(2.6)	$5.4	$(8.0)

Other Income, Net

Other income, net at the corporate and other segment decreased $10.5 million during the first quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the decrease in other income, net were:

•A $5.7 million decrease due to $0.8 million of net losses from the investments held in the Integrys rabbi trust during the first quarter of 2025, compared with $4.9 million of net gains during the same quarter in 2024. The gains and losses from the investments held in the rabbi trust partially offset the changes in benefit costs related to certain deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 13, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

•A $5.6 million decrease due to net losses of $3.2 million from our equity method investments in technology and energy-focused investment funds during the first quarter of 2025, compared with net earnings of $2.4 million during the same quarter in 2024.

03/31/2025 Form 10-Q	54	WEC Energy Group, Inc.

Interest Expense

Interest expense at the corporate and other segment increased $20.3 million during the first quarter of 2025, compared with the same quarter in 2024, due to the impact of long-term debt issuances by WEC Energy Group in 2024. Partially offsetting this increase in interest expense were lower average short-term debt balances and lower average short-term interest rates.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $22.8 million during the first quarter of 2025, compared with the same quarter in 2024. This increase was driven by a $12.4 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the first quarter of 2025, compared with the same quarter in 2024, as well as a higher pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$1,162.6	$863.6	$299.0
Investing activities	(1,101.8)	(436.2)	(665.6)
Financing activities	40.4	(476.5)	516.9

Operating Activities

Net cash provided by operating activities increased $299.0 million during the first quarter of 2025, compared with the same quarter in 2024, driven by:

•A $208.8 million increase in cash from higher overall collections from customers during the first quarter of 2025, compared with the same quarter in 2024. This increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, a higher per-unit cost of natural gas, and higher sales volumes from colder winter weather during the first quarter of 2025, compared with the same quarter in 2024.

•A $92.4 million increase in cash driven by collateral received from counterparties during the first quarter of 2025, compared with collateral paid to counterparties during the same quarter in 2024, as well as lower realized losses on derivative instruments recognized during the first quarter of 2025, compared with the same quarter in 2024.

•A $36.3 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during the first quarter of 2025, compared with the same quarter in 2024.

•A $26.2 million increase in cash from lower payments for interest driven by the timing of payments for accrued interest as well as lower average short-term debt balances and lower short-term interest rates during the first quarter of 2025, compared with the same quarter in 2024.

•A $20.1 million increase in cash from higher distributions from ATC during the first quarter of 2025, compared with the same quarter in 2024.

03/31/2025 Form 10-Q	55	WEC Energy Group, Inc.

These increases in net cash provided by operating activities were partially offset by an $83.0 million decrease in cash related to the timing of proceeds from the sale of PTCs to third parties. During the first quarter of 2024, we received proceeds related to an installment sale for PTCs generated in 2023. We did not receive any proceeds from PTC sales during the first quarter of 2025. See Note 12, Income Taxes, and Note 22, Supplemental Cash Flow Information, for more information.

Investing Activities

Net cash used in investing activities increased $665.6 million during the first quarter of 2025, compared with the same quarter in 2024, driven by:

•The acquisition of a 90% ownership interest in Hardin III in February 2025 for $406.1 million, net of cash acquired of $0.2 million. See Note 2, Acquisitions, for more information.

•A $256.6 million increase in cash paid for capital expenditures during the first quarter of 2025, which is discussed in more detail below.

•A $30.2 million increase in capital contributions paid to transmission affiliates during the first quarter of 2025, compared with the same quarter in 2024. See Note 18, Investment in Transmission Affiliates, for more information.

These increases in net cash used in investing activities were partially offset by a $33.5 million increase in cash received from ATC during the first quarter of 2025, compared with the same quarter in 2024, for the reimbursement of transmission infrastructure upgrades. See Note 18, Investment in Transmission Affiliates, for more information.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2025	2024	Change in 2025 Over 2024
Wisconsin	$616.9	$330.8	$286.1
Illinois	53.8	75.7	(21.9)
Other states	17.8	18.1	(0.3)
Non-utility energy infrastructure	8.5	17.3	(8.8)
Corporate and other	4.1	2.6	1.5
Total capital expenditures	$701.1	$444.5	$256.6

The increase in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2025, compared with the same quarter in 2024, was driven by higher payments for increased capital expenditures for renewable energy projects at WE, WPS, and UMERC, increased capital expenditures for WE's electric distribution system, as well as increased capital expenditures for a project to consolidate our electric utility operations technology. These increases in capital expenditures were partially offset by decreased payments for construction of WG's LNG facility which was completed in February 2024.

The decrease in cash paid for capital expenditures at the Illinois segment during the first quarter of 2025, compared with the same quarter in 2024, was driven by lower payments related to PGL's upgrade of its natural gas delivery system. For more information on the factors contributing to this decrease, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $516.9 million during the first quarter of 2025, compared with the same quarter in 2024, driven by:

•A $739.0 million increase in cash due to lower retirements of long-term debt during the first quarter of 2025, compared with the same quarter in 2024.

03/31/2025 Form 10-Q	56	WEC Energy Group, Inc.

•A $97.9 million increase in cash due to higher issuances of common stock during the first quarter of 2025, compared with the same quarter in 2024. See Note 7, Common Equity, for more information.

•The purchase of an additional 10% ownership interest in Samson I in January 2024 for $28.1 million.

•A $17.5 million increase in cash related to a higher number of stock options exercised during the first quarter of 2025, compared with the same quarter in 2024.

These increases in cash were partially offset by:

•A $343.3 million decrease in cash due to lower net borrowings of commercial paper during the first quarter of 2025, compared with the same quarter in 2024.

•A $20.1 million decrease in cash due to higher dividends paid on our common stock during the first quarter of 2025, compared with the same quarter in 2024. In January 2025, our Board of Directors increased our quarterly dividend by $0.0575 per share (6.9%) effective with the March 2025 dividend payment.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 7, Common Equity, Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt.

Cash Requirements

We require funds to support and grow our businesses. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our shareholders, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2024 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

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

(in millions)	2025 (1)	2026	2027
Wisconsin	$4,202.4	$4,410.7	$4,873.2
Illinois	373.7	404.8	369.7
Other states	106.5	121.4	123.4
Non-utility energy infrastructure	437.6	23.1	33.8
Corporate and other	17.9	10.2	2.4
Total	$5,138.1	$4,970.2	$5,402.5

(1)This includes actual capital expenditures incurred through March 31, 2025, as well as estimated capital expenditures for the remainder of the year.

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

03/31/2025 Form 10-Q	57	WEC Energy Group, Inc.

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

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Darien, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Rock and Walworth counties, Wisconsin. In March 2025, the construction of the solar portion of Darien was completed, with WE and WPS collectively owning 225 MWs of solar generation. WE and WPS will collectively own 68 MWs of battery storage of this project, with construction expected to be completed in 2026. WE's and WPS's combined share of the cost of this project is estimated to be approximately $567 million.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire Koshkonong Solar Park, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Dane County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $930 million, with construction of the solar portion and battery storage expected to be completed in 2026 and 2027, respectively.

•WE and WPS plan to enhance fuel flexibility at the coal-fired ERGS units and Weston Unit 4.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct High Noon Solar Energy Center, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. WE and WPS's combined share of the cost of this project is estimated to be approximately $883 million, with construction expected to be completed in 2027.

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

03/31/2025 Form 10-Q	58	WEC Energy Group, Inc.

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

•In September 2024, WE and WPS, along with an unaffiliated utility, filed a request with the PSCW to acquire and construct Badger Hollow Wind and to acquire Whitetail, two utility-scale wind-powered electric generating facilities. If approved, Badger Hollow Wind will be located in Iowa and Grant counties, Wisconsin and Whitetail will be located in Grant County, Wisconsin. Once fully constructed, WE and WPS will collectively own 100 MWs of wind generation of Badger Hollow Wind and 60 MWs of wind generation of Whitetail. If approved, WE and WPS's combined share of the cost of Badger Hollow Wind is estimated to be $320 million and the cost of Whitetail is estimated to be approximately $200 million, with construction for both projects expected to be completed in 2027.

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

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and related USITC and DOC investigations, and CBP actions, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

In accordance with the November 2023 rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and a prudent investment level for replacing aging natural gas infrastructure. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations. For more information on regulatory proceedings related to this matter, see Note 23, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings.

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

03/31/2025 Form 10-Q	59	WEC Energy Group, Inc.

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the three months ended March 31, 2025.

Common Stock Dividends

Our current quarterly dividend rate is $0.8925 per share, which equates to an annual dividend of $3.57 per share. For information related to our most recent common stock dividend declared, see Note 7, Common Equity.

Other Significant Cash Requirements

See Note 21, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2025.

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

Sources of Cash

Liquidity

We anticipate meeting our short-term and long-term cash requirements to operate our businesses and implement our corporate strategy through internal generation of cash from operations and access to the capital markets, and common equity. Accessing the capital markets allows us to obtain external short-term borrowings, including commercial paper and term loans, and issue intermediate or long-term debt securities, as well as other types of securities. In 2024, we started issuing common equity through a combination of our employee benefit plans and stock purchase and dividend reinvestment plan, as well as through an at-the-market program. Cash generated from operations is primarily driven by sales of electricity and natural gas to our utility customers, reduced by costs of operations. Our access to the capital markets is critical to our overall strategic plan and allows us to supplement cash flows from operations with external financing to manage seasonal variations, working capital needs, commodity price fluctuations, unplanned expenses, and unanticipated events. Subject to market conditions and other factors, we may repurchase our debt securities through open market purchases, privately negotiated transactions and/or other types of transactions.

WEC Energy Group, WE, WPS, WG, and PGL maintain bank back-up credit facilities, which provide liquidity support for each company's obligations with respect to commercial paper and for general corporate purposes. We review our bank back-up credit facility needs on an ongoing basis and expect to be able to maintain adequate credit facilities to support our operations.

The amount, type, and timing of any financings for the remainder of 2025, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities' approved capital structures, see Item 1. Business – E. Regulation in our 2024 Annual Report on Form 10-K.

The issuance of securities by our utility companies is subject to the approval of the applicable state commissions or FERC. Additionally, with respect to the public offering of securities, WEC Energy Group, WE, and WPS file registration statements with the SEC under the Securities Act of 1933, as amended (1933 Act). The amounts of securities authorized by the appropriate regulatory

03/31/2025 Form 10-Q	60	WEC Energy Group, Inc.

authorities, as well as the securities registered under the 1933 Act, are closely monitored and appropriate filings are made to ensure flexibility in the capital markets.

At March 31, 2025, our current liabilities exceeded our current assets by $2,919.6 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 7, Common Equity, Note 8, Short-Term Debt and Lines of Credit, and Note 9, Long-Term Debt, for more information about our common stock activity, credit facilities, commercial paper, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts have investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2024 Annual Report on Form 10-K.

Capitalization Structure

The following table shows our capitalization structure as of March 31, 2025, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2024 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$12,975.8	$13,350.8
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	18,891.7	18,516.7
Short-term debt	1,327.1	1,327.1
Total capitalization	$33,225.0	$33,225.0

Total debt	$20,218.8	$19,843.8

Ratio of debt to total capitalization	60.9%	59.7%

Included in long-term debt on our balance sheet as of March 31, 2025, was $750.0 million principal amount of the WEC Energy Group's 2024 Junior Notes (2024A Junior Notes and 2024B Junior Notes, collectively) due 2055. The adjusted presentation attributes $375.0 million of the 2024 Junior Notes to common shareholders' equity and $375.0 million to long-term debt.

The adjusted presentation of our consolidated capitalization structure is included as a complement to our capitalization structure presented in accordance with GAAP. Management evaluates and manages our capitalization structure, including our total debt to total capitalization ratio, using the GAAP calculation as adjusted to reflect the treatment of the 2024 Junior Notes by the majority of rating agencies. Therefore, we believe the non-GAAP adjusted presentation reflecting this treatment is useful and relevant to investors in understanding how management and the rating agencies evaluate our capitalization structure.

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At March 31, 2025, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K, for more information regarding our debt covenants.

03/31/2025 Form 10-Q	61	WEC Energy Group, Inc.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at March 31, 2025, it could have been required to post $106 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In March 2025, Moody's changed the rating outlook for PGL to stable from negative as a result of the ICC's order in February 2025 setting expectations for PGL's replacement of aging natural gas infrastructure. Moody's affirmed PGL's ratings, including its Aa3 senior secured rating and its P-1 short term rating for commercial paper. See Note 23, Regulatory Environment, for more information.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2024 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental matters, critical accounting policies and estimates, and other matters.

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. See Note 5, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities. See Note 23, Regulatory Environment, in this report, and Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC order. In November 2024, the Illinois Appellate Court issued an opinion affirming the ICC

03/31/2025 Form 10-Q	62	WEC Energy Group, Inc.

order and the related disallowance. PGL and NSG subsequently petitioned the Illinois Supreme Court seeking review and reversal of the May 2023 order; however, their petition was denied on March 26, 2025.

As of March 31, 2025, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Qualifying Infrastructure Plant Rider

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In August 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL recorded a pre-tax charge to income of $25.3 million during the third quarter of 2024 related to the disallowance and the previously recognized return on and of these investments. The charge was recorded on the income statement as a $12.9 million reduction in revenues for the amounts previously collected from customers, a $12.1 million increase to operating expenses for the impairment of PGL's property, plant, and equipment, and a $0.3 million increase to interest expense related to the amounts due to customers. In October 2024, PGL filed a petition with the Illinois Appellate Court for review of the ICC's August order.

PGL's QIP reconciliations from 2017 through 2023 are still pending. The aggregate capital costs included in the rider during these open reconciliation years, along with any previously recognized return on these investments, totaled approximately $2.8 billion as of March 31, 2025. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Further disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Illinois Proceedings

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its projects to upgrade its natural gas delivery system until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding in January 2024. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. PGL will replace this cast and ductile iron pipe through its PRP. Costs incurred under the PRP will be evaluated for prudency by the ICC in future rate cases. In addition, the program will be overseen by a safety monitor hired by the ICC. We are evaluating the impact of this order on our operations and capital plan.

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

See Note 23, Regulatory Environment, for more information regarding the November 2023 ICC rate order.

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

03/31/2025 Form 10-Q	63	WEC Energy Group, Inc.

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

Uyghur Forced Labor Prevention Act

In June 2022, the CBP implemented the UFLPA, which establishes a rebuttable presumption that certain silica-based products wholly or partially manufactured in the Xinjiang Uyghur Autonomous Region of China, such as polysilicon included in the manufacturing of solar panels, are prohibited from entering the United States. While our suppliers have been able to provide the CBP sufficient documentation to meet the UFLPA compliance requirements, and we expect the same will be true for subsequent projects, we cannot currently predict what, if any, long-term impact the UFLPA will have on the overall supply of solar panels into the United States and whether we will experience any further impacts to the timing and cost of solar projects included in our long-term capital plan.

In January 2025, the Department of Homeland Security announced the addition of several more Chinese businesses to the UFLPA, including five solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

In August 2023, the DOC issued a final decision regarding an AD/CVD petition filed by a California-based company finding that Chinese manufacturers were shifting products to four Southeast Asian countries to avoid tariffs required on products imported from China. The DOC applied duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, starting on June 6, 2024. In addition, in response to its findings, the DOC promulgated new regulations that imposed enhanced duties in certain circumstances, including when the USITC determines there is a reasonable indication the domestic solar industry is materially or potentially injured because of imported products that violate certain fair trade laws.

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition with the DOC requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties. In response to the petition, the DOC and USITC initiated new AD/CVD investigations of solar panels from the four Southeast Asian countries to determine whether there was a reasonable indication imports of such solar panels were causing injury to the U.S. solar industry. Based on the USITC’s preliminary affirmative determination, the DOC began AD/CVD investigations and, in the fall of 2024, announced preliminary affirmative determinations and set preliminary duties on imports from the four Southeast Asian countries. As a result of these preliminary duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

On April 21, 2025, the DOC announced its final affirmative determinations in its AD/CVD investigations, increasing the preliminary tariff rates, in some cases significantly. These increased rates will become effective if the USITC also issues a final affirmative determination. The USITC’s final determination is anticipated to be issued in June 2025. We are currently evaluating the potential impact, if any, of the increased rates.

Infrastructure Investment and Jobs Act and Inflation Reduction Act

In November 2021, the Infrastructure Investment and Jobs Act was signed into law and provides for approximately $1.2 trillion of federal spending over a five year period, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. We believe that funding from this Act would support the work we are doing to reduce GHG emissions, increase EV charging, and strengthen and protect the energy grid. Funding in the Act could also help to expand emerging

03/31/2025 Form 10-Q	64	WEC Energy Group, Inc.

technologies, like hydrogen and carbon management, as we continue the transition to a clean energy future to the benefit of our customers, the communities we serve, and our company.

In August 2022, the IRA was signed into law and provides for $258 billion in energy-related provisions over a 10-year period. The provisions of the IRA are intended to, among other things, lower gasoline and electricity prices, incentivize domestic clean energy investment, manufacturing, and production, and promote reductions in carbon emissions. We believe that we and our customers can benefit from the IRA’s provisions that extend tax benefits for renewable technologies, increase or restore higher rates for PTCs, add an option to claim PTCs for solar projects, expand qualified ITC facilities to include standalone energy storage, and its provision to allow companies to transfer tax credits generated from renewable projects.

Under the IRA transferability option, we entered into an agreement in October 2024 to sell the majority of our 2025 PTCs to a third party, and in April 2025, we entered into an agreement to sell the majority of our 2026 PTCs. See Note 12, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

In January 2025, pursuant to an executive order issued by the new presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans, contracts, and other disbursements are consistent with the new administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The pause could disrupt funding, temporarily or permanently, for infrastructure projects already in progress, may cause project delays and cancellations, may impact continuing payment obligations for downstream contractors and suppliers, and may cause legal and contractual claims. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

Return on Equity Incentive for Membership in a Transmission Organization

The FERC currently allows transmission utilities, including ATC, to increase their ROE by 50 basis points as an incentive for membership in a transmission organization, such as MISO. This incentive was established to stimulate infrastructure development and to support the evolving electric grid. However, a Notice of Proposed Rulemaking was issued by the FERC on April 15, 2021, proposing to limit the 50 basis point increase in ROE to only be available to transmission utilities initially joining a transmission organization for the first three years of membership. If this proposal becomes a final rule, ATC would be required to submit, within 30 days of the final rule's effective date, a compliance filing eliminating the 50 basis point incentive from its tariff. As a result, we estimate that this proposal, if adopted, would reduce our future after-tax equity earnings from ATC by approximately $8 million annually on a prospective basis. The transmission costs WE, WPS, and UMERC are required to pay ATC after the effective date would also be reduced by this proposal.

American Transmission Company LLC Allowed Return on Equity Complaint

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

03/31/2025 Form 10-Q	65	WEC Energy Group, Inc.

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

•Refunds for FERC Order Issued in October 2024 – Prior to the October 2024 FERC order, the base ROE for MISO transmission owners was 10.02% based on the November 2020 FERC order. Since the October 2024 FERC order changed the base ROE to 9.98%, ATC is providing additional refunds, with interest, for the 15-month refund period from November 12, 2013 through February 11, 2015 and for the period from September 28, 2016 through October 17, 2024. As a result, WE, WPS, and UMERC are receiving refunds from ATC related to the transmission costs they paid during these two refund periods. The refunds are being applied to WE’s and WPS’s PSCW-approved escrow accounting for transmission expense.

Due to the change between the 9.88% base ROE originally reflected in ATC's reserve and the 9.98% base ROE authorized in the October 2024 FERC Order, ATC reduced its refund liability, which increased our pre-tax equity earnings, by $20.1 million during the fourth quarter of 2024.

•March 2025 FERC Order – In response to rehearing requests filed concerning the October 2024 FERC Order, the FERC issued an order on March 25, 2025 that reaffirmed the October 2024 FERC Order in its entirety. Appeals related to the October 2024 FERC Order are still pending before the D.C. Circuit Court of Appeals.

03/31/2025 Form 10-Q	66	WEC Energy Group, Inc.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact that the ongoing regional conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2024 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The U.S. has recently implemented changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments are also adjusting their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the U.S. and foreign trade policies. Both the U.S. and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute our capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2024 Annual Report on Form 10-K.

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

03/31/2025 Form 10-Q	67	WEC Energy Group, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2024 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 13, Fair Value Measurements, Note 14, Derivative Instruments, and Note 15, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2025 Form 10-Q	68	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2024 Annual Report on Form 10-K. See Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, we are currently, and from time to time, subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities
2025	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	13,506	$94.36	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31	—	—	—	—
Total (1)	13,506	$94.36	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

03/31/2025 Form 10-Q	69	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2025 Form 10-Q	70	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 7, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2025 Form 10-Q	71	WEC Energy Group, Inc.