Form 10-Q
period 2025-06-30
WEC ENERGY GROUP, INC.
filed 2025-08-01
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2025):

Common Stock, $.01 Par Value, 321,866,395 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

06/30/2025 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Delilah I	Delilah Solar Energy LLC
Hardin III	Hardin Solar III Energy Center
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson I Solar Energy Center LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WECI Energy Holding III	WEC Infrastructure Energy Holding III LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act

06/30/2025 Form 10-Q	ii	WEC Energy Group, Inc.

CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustine Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2024A Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2024B Junior Notes	WEC Energy Group, Inc.'s Series 2024B 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2028 Notes	WEC Energy Group, Inc.'s 3.375% Convertible Senior Notes Due 2028
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AI	Artificial Intelligence
AMI	Advanced Metering Infrastructure
AREP	Amended Renewable Energy Plan
Badger Hollow Wind	Badger Hollow Wind Energy Generation Facility
CABO	Clean and Affordable Buildings Ordinance
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
Darien	Darien Solar Park
DRER	Dedicated Renewable Energy Resource
EDA	Equity Distribution Agreement
Edgewater	Edgewater Generating Station
EPS	Earnings Per Share
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
Good Oak	Good Oak Solar Generation Facility
Gristmill	Gristmill Solar Generation Facility
High Noon	High Noon Solar Energy Center

06/30/2025 Form 10-Q	iii	WEC Energy Group, Inc.

IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
NOPP	Notice of Planned Participation
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
Paris	Paris Solar-Battery Park
PIPP	Presque Isle Power Plant
PPA	Power Purchase Agreement
PRP	Pipe Replacement Program
PTC	Production Tax Credit
Pulliam	J.P. Pulliam Generating Station
QIP	Qualifying Infrastructure Plant
Renegade	Renegade Solar Energy Center
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Saratoga	Saratoga Solar Electric Generation and BESS Facility
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Act
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
Ursa	Ursa Solar Electric Generation Facility
VAPP	Valley Power Plant
VLC	Very Large Customer
West Riverside	West Riverside Energy Center
Weston	Weston Generating Station
Whitetail	Whitetail Wind Energy Generation Facility
WPL	Wisconsin Power and Light Company

06/30/2025 Form 10-Q	iv	WEC Energy Group, Inc.

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

•Factors affecting the demand for electricity and natural gas, including political or regulatory developments, varying, adverse, or unusually severe weather conditions, including those caused by climate change, changes in economic conditions, including continued economic growth, customer growth and declines, including our ability to develop and/or acquire new generation to meet demand from data centers and other large customers, commodity prices, energy conservation efforts, and continued adoption of distributed generation by customers or co-location of generation near data centers;

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies including as a result of the current presidential administration, and the recovery of associated remediation and compliance costs;

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

06/30/2025 Form 10-Q	1	WEC Energy Group, Inc.

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

•Factors affecting the implementation of our CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, and our ability to execute our capital plan;

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

06/30/2025 Form 10-Q	2	WEC Energy Group, Inc.

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

06/30/2025 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2025	2024	2025	2024
Operating revenues	$2,009.5	$1,772.0	$5,159.0	$4,452.2

Operating expenses
Cost of sales	570.5	469.7	1,736.2	1,396.8
Other operation and maintenance	596.2	533.4	1,204.2	1,064.2
Depreciation and amortization	368.9	336.6	728.8	670.0
Property and revenue taxes	69.0	67.5	147.4	143.0
Total operating expenses	1,604.6	1,407.2	3,816.6	3,274.0

Operating income	404.9	364.8	1,342.4	1,178.2

Equity in earnings of transmission affiliates	51.9	46.8	105.5	91.6
Other income, net	26.5	40.6	44.6	84.7
Interest expense	220.8	200.6	443.8	392.6
Other expense	(142.4)	(113.2)	(293.7)	(216.3)

Income before income taxes	262.5	251.6	1,048.7	961.9
Income tax expense	19.5	41.6	80.2	129.3
Net income	243.0	210.0	968.5	832.6

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net loss attributed to noncontrolling interests	2.7	1.6	1.7	1.6
Net income attributed to common shareholders	$245.4	$211.3	$969.6	$833.6

EPS
Basic	$0.77	$0.67	$3.04	$2.64
Diluted	$0.76	$0.67	$3.02	$2.64

Weighted average common shares outstanding
Basic	320.3	315.9	319.3	315.8
Diluted	322.2	316.2	320.7	316.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2025	2024	2025	2024
Net income	$243.0	$210.0	$968.5	$832.6

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	(0.1)	—	(0.2)	(0.1)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	—	0.1	—

Other comprehensive loss, net of tax	—	—	(0.1)	(0.1)

Comprehensive income	243.0	210.0	968.4	832.5

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive loss attributed to noncontrolling interests	2.7	1.6	1.7	1.6
Comprehensive income attributed to common shareholders	$245.4	$211.3	$969.5	$833.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$23.0	$9.8
Accounts receivable and unbilled revenues, net of reserves of $142.2 and $162.8, respectively	1,496.4	1,669.3
Materials, supplies, and inventories	703.0	813.2
Prepaid taxes	209.0	214.9
Other prepayments	51.4	82.6
Other	116.3	121.9
Current assets	2,599.1	2,911.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $12,025.9 and $11,611.9, respectively	36,060.8	34,645.4
Regulatory assets (June 30, 2025 and December 31, 2024 include $72.2 and $76.5, respectively, related to WEPCo Environmental Trust)	3,231.8	3,339.7
Equity investment in transmission affiliates	2,200.1	2,108.9
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	1,000.4	968.5
Other	379.3	336.2
Long-term assets	45,925.2	44,451.5
Total assets	$48,524.3	$47,363.2

Liabilities and Equity
Current liabilities
Short-term debt	$810.3	$1,116.6
Current portion of long-term debt (June 30, 2025 and December 31, 2024 include $9.2, related to WEPCo Environmental Trust)	2,250.4	1,729.0
Accounts payable	816.5	1,137.1
Other	820.4	859.2
Current liabilities	4,697.6	4,841.9

Long-term liabilities
Long-term debt (June 30, 2025 and December 31, 2024 include $71.9 and $76.4, respectively, related to WEPCo Environmental Trust)	17,110.4	17,178.1
Finance lease obligations	361.8	303.3
Deferred income taxes	5,739.5	5,514.7
Deferred revenue, net	323.9	334.6
Regulatory liabilities	4,039.0	3,958.0
Intangible liabilities	609.7	566.8
Environmental remediation liabilities	438.9	445.8
AROs	616.4	580.0
Other	917.0	838.1
Long-term liabilities	30,156.6	29,719.4

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 321,866,395 and 317,680,855 shares outstanding, respectively	3.2	3.2
Additional paid in capital	4,743.1	4,315.8
Retained earnings	8,484.7	8,083.8
Accumulated other comprehensive loss	(7.9)	(7.8)
Common shareholders' equity	13,223.1	12,395.0

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	416.6	376.5
Total liabilities and equity	$48,524.3	$47,363.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2025	2024
Operating activities
Net income	$968.5	$832.6
Reconciliation to cash provided by operating activities
Depreciation and amortization	728.8	670.0
Deferred income taxes and ITCs, net	220.0	321.5
Contributions and payments related to pension and OPEB plans	(7.1)	(7.5)
Equity income in transmission affiliates, net of distributions	(3.4)	(19.6)
Change in –
Accounts receivable and unbilled revenues, net	136.4	254.2
Materials, supplies, and inventories	110.2	79.4
Other current assets	65.4	49.5
Accounts payable	(172.1)	(90.3)
Customer credit balances	(38.4)	(57.4)
Other current liabilities	(6.4)	(53.1)
Other, net	14.0	(78.3)
Net cash provided by operating activities	2,015.9	1,901.0

Investing activities
Capital expenditures	(1,530.5)	(1,138.4)
Acquisition of Hardin III, net of cash acquired of $0.2	(406.1)	—
Acquisition of West Riverside	—	(98.2)
Capital contributions to transmission affiliates	(87.8)	(30.3)
Proceeds from the sale of investments held in rabbi trust	16.9	14.8
Reimbursement for ATC's transmission infrastructure upgrades	39.7	6.2
Other, net	(5.0)	(4.9)
Net cash used in investing activities	(1,972.8)	(1,250.8)

Financing activities
Exercise of stock options	24.7	4.7
Issuance of common stock, net	398.8	38.2
Purchase of common stock	(1.3)	(3.2)
Dividends paid on common stock	(568.7)	(527.2)
Issuance of long-term debt	1,025.0	2,074.2
Retirement of long-term debt	(567.6)	(785.4)
Change in commercial paper	(308.0)	(1,260.4)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	(28.1)
Payments for debt extinguishment and issuance costs	(16.7)	(23.6)
Other, net	(2.3)	(1.7)
Net cash used in financing activities	(16.1)	(512.5)

Net change in cash, cash equivalents, and restricted cash	27.0	137.7
Cash, cash equivalents, and restricted cash at beginning of period	42.2	165.2
Cash, cash equivalents, and restricted cash at end of period	$69.2	$302.9

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$3.2	$4,315.8	$8,083.8	$(7.8)	$12,395.0	$30.4	$376.5	$12,801.9
Net income attributed to common shareholders	—	—	724.2	—	724.2	—	—	724.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.0	1.0
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	117.1	—	—	117.1	—	—	117.1
Common stock dividends of $0.8925 per share	—	—	(283.6)	—	(283.6)	—	—	(283.6)
Exercise of stock options	—	21.2	—	—	21.2	—	—	21.2
Purchase of common stock	—	(1.3)	—	—	(1.3)	—	—	(1.3)
Acquisition of noncontrolling interests	—	—	—	—	—	—	45.1	45.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation and other	—	3.3	—	—	3.3	—	—	3.3
Balance at March 31, 2025	$3.2	$4,456.1	$8,524.4	$(7.9)	$12,975.8	$30.4	$420.8	$13,427.0
Net income attributed to common shareholders	—	—	245.4	—	245.4	—	—	245.4
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(2.7)	(2.7)
Issuance of common stock, net	—	281.7	—	—	281.7	—	—	281.7
Common stock dividends of $0.8925 per share	—	—	(285.1)	—	(285.1)	—	—	(285.1)
Exercise of stock options	—	3.5	—	—	3.5	—	—	3.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	1.8	—	—	1.8	—	—	1.8
Balance at June 30, 2025	$3.2	$4,743.1	$8,484.7	$(7.9)	$13,223.1	$30.4	$416.6	$13,670.1

06/30/2025 Form 10-Q	8	WEC Energy Group, Inc.

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
Net income attributed to common shareholders	—	—	622.3	—	622.3	—	—	622.3
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	19.2	—	—	19.2	—	—	19.2
Common stock dividends of $0.8350 per share	—	—	(263.5)	—	(263.5)	—	—	(263.5)
Exercise of stock options	—	3.7	—	—	3.7	—	—	3.7
Purchase of common stock	—	(2.0)	—	—	(2.0)	—	—	(2.0)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	4.3	—	—	4.3	—	(32.4)	(28.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	4.6	—	—	4.6	—	—	4.6
Balance at March 31, 2024	$3.2	$4,145.7	$7,971.6	$(7.8)	$12,112.7	$30.4	$283.0	$12,426.1
Net income attributed to common shareholders	—	—	211.3	—	211.3	—	—	211.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Issuance of common stock, net	—	19.0	—	—	19.0	—	—	19.0
Common stock dividends of $0.8350 per share	—	—	(263.7)	—	(263.7)	—	—	(263.7)
Exercise of stock options	—	1.0	—	—	1.0	—	—	1.0
Purchase of common stock	—	(1.2)	—	—	(1.2)	—	—	(1.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation and other	—	3.8	—	—	3.8	—	—	3.8
Balance at June 30, 2024	$3.2	$4,168.3	$7,919.2	$(7.8)	$12,082.9	$30.4	$281.1	$12,394.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2025 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2025

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that the below acquisitions met the criteria of asset acquisitions. The purchase price of the Hardin III and Samson I acquisitions below includes intangibles recorded as long-term liabilities related to PPAs. See Note 17, Goodwill and Intangibles, for more information.

Acquisition of Electric Generation Facilities in Wisconsin

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

06/30/2025 Form 10-Q	10	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2025
Electric	$1,303.1	$—	$—	$1,303.1	$—	$—	$—		$1,303.1
Natural gas	277.1	280.5	76.5	634.1	11.4	—	(10.6)		634.9
Total regulated revenues	1,580.2	280.5	76.5	1,937.2	11.4	—	(10.6)		1,938.0
Other non-utility revenues	—	—	5.4	5.4	58.1	—	(3.9)		59.6
Total revenues from contracts with customers	1,580.2	280.5	81.9	1,942.6	69.5	—	(14.5)		1,997.6
Other operating revenues	7.0	(9.9)	0.4	(2.5)	119.9	—	(105.5)	(1)	11.9
Total operating revenues	$1,587.2	$270.6	$82.3	$1,940.1	$189.4	$—	$(120.0)		$2,009.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2024
Electric	$1,148.5	$—	$—	$1,148.5	$—	$—	$—		$1,148.5
Natural gas	215.1	255.5	63.4	534.0	11.4	—	(10.8)		534.6
Total regulated revenues	1,363.6	255.5	63.4	1,682.5	11.4	—	(10.8)		1,683.1
Other non-utility revenues	—	—	4.9	4.9	59.3	—	(3.9)		60.3
Total revenues from contracts with customers	1,363.6	255.5	68.3	1,687.4	70.7	—	(14.7)		1,743.4
Other operating revenues	4.6	21.3	2.7	28.6	104.9	—	(104.9)	(1)	28.6
Total operating revenues	$1,368.2	$276.8	$71.0	$1,716.0	$175.6	$—	$(119.6)		$1,772.0

06/30/2025 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2025
Electric	$2,623.1	$—	$—	$2,623.1	$—	$—	$—		$2,623.1
Natural gas	1,011.2	1,039.8	300.2	2,351.2	25.5	—	(24.0)		2,352.7
Total regulated revenues	3,634.3	1,039.8	300.2	4,974.3	25.5	—	(24.0)		4,975.8
Other non-utility revenues	—	—	10.9	10.9	119.6	—	(5.5)		125.0
Total revenues from contracts with customers	3,634.3	1,039.8	311.1	4,985.2	145.1	—	(29.5)		5,100.8
Other operating revenues	12.8	19.1	(1.7)	30.2	238.6	—	(210.6)	(1)	58.2
Total operating revenues	$3,647.1	$1,058.9	$309.4	$5,015.4	$383.7	$—	$(240.1)		$5,159.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2024
Electric	$2,333.8	$—	$—	$2,333.8	$—	$—	$—		$2,333.8
Natural gas	801.1	859.3	237.0	1,897.4	25.9	—	(25.0)		1,898.3
Total regulated revenues	3,134.9	859.3	237.0	4,231.2	25.9	—	(25.0)		4,232.1
Other non-utility revenues	—	—	9.9	9.9	111.4	—	(5.5)		115.8
Total revenues from contracts with customers	3,134.9	859.3	246.9	4,241.1	137.3	—	(30.5)		4,347.9
Other operating revenues	12.1	83.5	8.7	104.3	209.2	—	(209.2)	(1)	104.3
Total operating revenues	$3,147.0	$942.8	$255.6	$4,345.4	$346.5	$—	$(239.7)		$4,452.2

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Residential	$511.9	$458.6	$1,056.9	$941.8
Small commercial and industrial	423.3	383.6	844.4	775.3
Large commercial and industrial	257.8	224.9	496.1	442.5
Other	7.4	7.2	15.4	15.1
Total retail revenues	1,200.4	1,074.3	2,412.8	2,174.7
Wholesale	25.8	27.7	53.5	53.3
Resale	65.7	37.8	128.5	82.9
Steam	5.6	4.1	18.4	14.3
Other utility revenues	5.6	4.6	9.9	8.6
Total electric utility operating revenues	$1,303.1	$1,148.5	$2,623.1	$2,333.8

06/30/2025 Form 10-Q	12	WEC Energy Group, Inc.

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2025
Residential	$160.3	$227.2	$46.0	$433.5
Commercial and industrial	77.9	58.5	22.1	158.5
Total retail revenues	238.2	285.7	68.1	592.0
Transportation	22.7	60.1	7.6	90.4
Other utility revenues (1)	16.2	(65.3)	0.8	(48.3)
Total natural gas utility operating revenues	$277.1	$280.5	$76.5	$634.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2024
Residential	$124.9	$162.1	$30.1	$317.1
Commercial and industrial	53.2	41.5	16.2	110.9
Total retail revenues	178.1	203.6	46.3	428.0
Transportation	21.3	52.5	6.2	80.0
Other utility revenues (1)	15.7	(0.6)	10.9	26.0
Total natural gas utility operating revenues	$215.1	$255.5	$63.4	$534.0

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2025
Residential	$649.1	$692.8	$188.7	$1,530.6
Commercial and industrial	328.3	189.7	95.2	613.2
Total retail revenues	977.4	882.5	283.9	2,143.8
Transportation	55.9	157.5	21.1	234.5
Other utility revenues (1)	(22.1)	(0.2)	(4.8)	(27.1)
Total natural gas utility operating revenues	$1,011.2	$1,039.8	$300.2	$2,351.2

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2024
Residential	$522.5	$537.1	$141.5	$1,201.1
Commercial and industrial	245.0	148.5	70.2	463.7
Total retail revenues	767.5	685.6	211.7	1,664.8
Transportation	51.1	142.6	17.8	211.5
Other utility revenues (1)	(17.5)	31.1	7.5	21.1
Total natural gas utility operating revenues	$801.1	$859.3	$237.0	$1,897.4

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

06/30/2025 Form 10-Q	13	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Renewable generation revenues	$48.1	$49.3	$101.9	$93.8
We Power revenues	6.1	6.1	12.2	12.1
Appliance service revenues	5.4	4.9	10.9	9.9
Total other non-utility operating revenues	$59.6	$60.3	$125.0	$115.8

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Late payment charges	$13.9	$14.1	$27.7	$28.7
Alternative revenues (1)	(18.3)	12.3	—	72.8
Other	16.3	2.2	30.5	2.8
Total other operating revenues	$11.9	$28.6	$58.2	$104.3

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

06/30/2025 Form 10-Q	14	WEC Energy Group, Inc.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at June 30, 2025 and December 31, 2024, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
June 30, 2025
Accounts receivable and unbilled revenues	$1,059.7	$460.7	$57.6	$1,578.0	$54.6	$6.0	$1,638.6
Allowance for credit losses	52.3	84.6	5.3	142.2	—	—	142.2
Accounts receivable and unbilled revenues, net (1)	$1,007.4	$376.1	$52.3	$1,435.8	$54.6	$6.0	$1,496.4

Total accounts receivable, net – past due greater than 90 days (1)	$52.2	$50.5	$3.6	$106.3	$—	$—	$106.3
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.6%	100.0%	—%	94.0%	—%	—%	94.0%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2024
Accounts receivable and unbilled revenues	$1,149.9	$535.6	$100.6	$1,786.1	$40.0	$6.0	$1,832.1
Allowance for credit losses	73.6	83.9	5.3	162.8	—	—	162.8
Accounts receivable and unbilled revenues, net (1)	$1,076.3	$451.7	$95.3	$1,623.3	$40.0	$6.0	$1,669.3

Total accounts receivable, net – past due greater than 90 days (1)	$51.8	$30.1	$2.5	$84.4	$—	$—	$84.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.8%	100.0%	—%	93.2%	—%	—%	93.2%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at June 30, 2025, $911.9 million, or 60.9%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. See Note 23, Regulatory Environment, for more information on PGL and NSG's UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and amounts recovered in rates.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended June 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at April 1, 2025	$60.9	$93.2	$5.3	$159.4
Provision for credit losses	21.7	13.4	0.3	35.4
Provision for credit losses deferred for future recovery or refund	(5.7)	(16.5)	—	(22.2)
Write-offs charged against the allowance	(38.5)	(15.7)	(0.6)	(54.8)
Recoveries of amounts previously written off	13.9	10.2	0.3	24.4
Balance at June 30, 2025	$52.3	$84.6	$5.3	$142.2

06/30/2025 Form 10-Q	15	WEC Energy Group, Inc.

Six Months Ended June 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2025	$73.6	$83.9	$5.3	$162.8
Provision for credit losses	37.8	29.7	0.5	68.0
Provision for credit losses deferred for future recovery or refund	(13.0)	(14.3)	—	(27.3)
Write-offs charged against the allowance	(72.3)	(41.3)	(1.3)	(114.9)
Recoveries of amounts previously written off	26.2	26.6	0.8	53.6
Balance at June 30, 2025	$52.3	$84.6	$5.3	$142.2

On a consolidated basis, there was a $20.6 million decrease in the allowance for credit losses at June 30, 2025, compared to January 1, 2025. This decrease is largely driven by customer write-offs in Wisconsin in addition to a decrease in past due account balances that we believe was related to a continued focus on collection efforts and the lower energy bills typically seen in the spring and summer months, enabling customers to pay down their arrears.

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

On a consolidated basis, there was a $26.6 million decrease in the allowance for credit losses at June 30, 2024, compared to January 1, 2024, largely driven by customer write-offs related to the winter moratorium months ending. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance. Also contributing to the decrease in the allowance for credit losses were lower required reserve percentages at many of our regulated utilities as a result of an improvement in loss rates. We also believe that the lower energy costs that customers were seeing, which were driven by warmer than normal weather conditions and low average natural gas prices, contributed to a reduction in past due accounts receivable balances and a related decrease in the allowance for credit losses.

06/30/2025 Form 10-Q	16	WEC Energy Group, Inc.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	June 30, 2025	December 31, 2024
Regulatory assets
Plant retirement related items	$800.6	$810.5
Pension and OPEB costs	637.5	684.9
Environmental remediation costs	527.3	570.1
Income tax related items	465.5	438.5
AROs	177.0	166.7
Uncollectible expense	122.1	151.5
Decoupling	110.8	110.0
System support resource	97.7	102.9
Securitization	72.2	76.5
Bluewater	49.6	57.7
Finance and operating leases	27.8	22.0
Derivatives	20.7	38.2
Energy efficiency programs	19.1	26.5
Energy costs recoverable through rate adjustments	15.9	8.3
Other, net	112.2	114.4
Total regulatory assets	$3,256.0	$3,378.7

Balance sheet presentation
Other current assets	$24.2	$39.0
Regulatory assets	3,231.8	3,339.7
Total regulatory assets	$3,256.0	$3,378.7

(in millions)	June 30, 2025	December 31, 2024
Regulatory liabilities
Income tax related items	$1,809.5	$1,825.4
Removal costs	1,520.0	1,458.2
Pension and OPEB benefits	297.3	308.5
Energy costs refundable through rate adjustments	233.4	160.8
Uncollectible expense	64.4	47.2
Derivatives	56.7	36.9
Revenue requirements of renewable generation facilities	32.0	44.2
Property tax (1)	20.0	19.3
Energy efficiency programs	17.6	14.6
Electric transmission costs	3.9	19.7
Other, net	76.7	68.5
Total regulatory liabilities	$4,131.5	$4,003.3

Balance sheet presentation
Other current liabilities	$92.5	$45.3
Regulatory liabilities	4,039.0	3,958.0
Total regulatory liabilities	$4,131.5	$4,003.3

(1)In accordance with MERC's property tax tracker, MERC defers as a regulatory asset or liability the difference between actual property tax expense and the amount included in rates until recovery or refund is authorized in a future rate proceeding.

06/30/2025 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. On June 25, 2025, we announced plans to extend the lives of OCPP Units 7 and 8, and expect to have the units available to meet high energy demand periods through the end of 2026. These units were originally scheduled to be retired at the end of 2025. The total net book value of WE's ownership share of OCPP Units 7 and 8 was $639.3 million at June 30, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Columbia Units 1 and 2 are expected to be retired by the end of 2029, and we and the other co-owners are exploring the conversion of at least one unit to natural gas. The total net book value of WPS's ownership share of Columbia Units 1 and 2 was $243.4 million at June 30, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson I Solar Energy Center LLC and Delilah Solar Energy LLC – Storm Damage

During several storms that occurred in 2023 and 2024, certain sections of our Samson I solar facility incurred damage. We had previously recognized an impairment loss of $2.8 million related to damage from these storms, and recorded an offsetting $2.8 million receivable for future insurance recoveries. However, in the second quarter of 2025, we determined it was no longer probable that we would receive insurance proceeds sufficient to recover our losses associated with the 2023 and 2024 storms. As a result, the insurance receivable balance was written off, resulting in the recognition of the $2.8 million impairment loss within other operation and maintenance expense on our income statement.

In addition, in March 2025, both our Samson I and Delilah I solar facilities experienced damage from a storm. In the second quarter of 2025, we recognized an impairment loss within other operation and maintenance expense on our income statement in the amount of $8.8 million, related to damage incurred associated with the March 2025 storm.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the six months ended June 30, 2025, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	231,024
Restricted shares (2)	79,170
Performance units	185,945

(1)Stock options awarded had a weighted-average exercise price of $94.55 and a weighted-average grant date fair value of $18.23 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $94.55 per share.

06/30/2025 Form 10-Q	18	WEC Energy Group, Inc.

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

In August 2024, we entered into an EDA, under which we may offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $1.5 billion through an at-the-market offering program, which includes an equity forward sales component. We may offer and sell our common shares through the sales agents party to the EDA during the term of the agreement. The EDA will terminate upon the earliest of (i) the sale of all common stock subject to the EDA, (ii) termination of the EDA pursuant to its terms, or (iii) August 31, 2027. Actual sales of common stock under the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold will be done pursuant to our registration statement on Form S-3 filed with the SEC on August 5, 2024 and the related prospectus supplement. As of June 30, 2025, we had issued 4,535,041 shares of common stock under the EDA and received proceeds of $466.0 million, which is net of $5.7 million of commissions and other fees. We have not entered into any forward sale agreements.

We had the following changes to our outstanding common stock during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Common stock shares outstanding at beginning of period	319,133,501	315,822,587	317,680,855	315,434,531
Shares issued:
At-the-market offering program	2,526,543	—	3,504,367	—
Stock-based compensation	47,403	20,488	390,114	162,666
401(k)	71,800	122,300	115,100	246,600
Stock investment plan	87,148	114,026	175,959	235,604
Common stock shares outstanding at end of period	321,866,395	316,079,401	321,866,395	316,079,401

On July 17, 2025, our Board of Directors declared a quarterly cash dividend of $0.8925 per share, payable on September 1, 2025, to shareholders of record on August 14, 2025.

06/30/2025 Form 10-Q	19	WEC Energy Group, Inc.

Earnings Per Share

The following table shows the computation of our basic and diluted EPS for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Numerator:
Net income attributed to common shareholders	$245.4	$211.3	$969.6	$833.6

Denominator:
Weighted average basic shares outstanding	320.3	315.9	319.3	315.8
Dilutive effect of stock-based compensation awards	0.6	0.3	0.5	0.3
Dilutive effect of convertible senior notes	1.3	—	0.9	—
Weighted average diluted shares	322.2	316.2	320.7	316.1

Basic EPS	$0.77	$0.67	$3.04	$2.64
Diluted EPS	$0.76	$0.67	$3.02	$2.64

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2025	December 31, 2024
Commercial paper
Amount outstanding	$806.4	$1,114.4
Weighted-average interest rate on amounts outstanding	4.53%	4.63%
Operating expense loans
Amount outstanding (1)	$3.9	$2.2

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, Jayhawk, and Samson I have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2025 was $1,106.2 million with a weighted-average interest rate during the period of 4.60%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	June 30, 2025
WEC Energy Group	September 2026	$1,500.0
WEC Energy Group	October 2025	200.0
WE	September 2026	500.0
WPS	September 2026	400.0
WG	September 2026	350.0
PGL	September 2026	350.0
Total short-term credit capacity		$3,300.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		806.4
Available capacity under existing agreements		$2,491.3

06/30/2025 Form 10-Q	20	WEC Energy Group, Inc.

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In June 2025, the remaining $120.0 million outstanding of our 3.55% Senior Notes, due June 15, 2025, matured, and principal and accrued interest were paid with proceeds received from issuing commercial paper.

Convertible Senior Notes

In June 2025, we issued $900.0 million of 2028 Notes. The 2028 Notes are senior unsecured obligations and bear interest at an annual rate of 3.375%, payable semiannually beginning on December 1, 2025. Proceeds from the offering were used to repay short-term debt and for general corporate purposes.

The 2028 Notes will mature on June 1, 2028, unless earlier converted or repurchased in accordance with their terms. No sinking fund is provided for 2028 Notes. Upon the occurrence of a fundamental change, as defined in the related indenture, holders may require us to repurchase for cash all or any portion of their 2028 Notes. We may not redeem the 2028 Notes prior to their maturity date. Any fundamental change repurchases of the 2028 Notes will be at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

Holders may convert all or any portion of their notes at their option at any time prior to the close of business on the business day immediately preceding March 1, 2028, only under the following circumstances:

•During any calendar quarter commencing after the calendar quarter ending on September 30, 2025, (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of such series of notes on each applicable trading day;

•During the five consecutive business day period immediately after any ten consecutive trading day period (measurement period) in which the trading price per $1,000 principal amount of notes, as determined following a request by a holder or holders, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of such series of notes on each such trading day; or

•Upon the occurrence of specified corporate events, as defined in the related indenture.

Holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances, on or after March 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date.

Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

The initial conversion rate for the 2028 Notes is 7.7901 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $128.37 per share of our common stock. The conversion rate is subject to adjustment upon the occurrence of certain specified events, as defined in the related indenture, but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change, as defined in the related indenture, we will, in certain circumstances, increase the conversion rate by a number of additional shares of common stock for conversions in connection with the make-whole fundamental change.

06/30/2025 Form 10-Q	21	WEC Energy Group, Inc.

As of June 30, 2025, the conditions allowing holders to convert their notes were not met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes, 2028 Notes, and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of June 30, 2025:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(6.4)	$856.1	$968.5
2028 Notes	900.0	(11.2)	888.8	902.9
2029 Notes	862.5	(7.8)	854.7	991.1

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 13, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes, 2028 Notes, and 2029 Notes:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
2027 Notes
Contractual interest expense	$9.5	$3.5	$18.9	$3.5
Amortization of debt issuance costs	0.9	0.3	1.7	0.3
Total interest expense – 2027 Notes	10.4	3.8	20.6	3.8

2028 Notes
Contractual interest expense	1.8	—	1.8	—
Amortization of debt issuance costs	0.3	—	0.3	—
Total interest expense – 2028 Notes	$2.1	$—	$2.1	$—

2029 Notes
Contractual interest expense	9.5	3.5	18.9	3.5
Amortization of debt issuance costs	0.5	0.2	1.0	0.2
Total interest expense – 2029 Notes	$10.0	$3.7	$19.9	$3.7

Wisconsin Electric Power Company

In June 2025, WE's $250.0 million of 3.10% Debentures, due June 1, 2025, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

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

Obligations Under Operating Leases

In February 2025, WECI closed on its acquisition of a 90% ownership interest in Hardin III, a solar generating facility. Related to its investment in Hardin III, WECI acquired several land leases that commenced in the first quarter of 2025. See Note 2, Acquisitions, for more information on this project.

06/30/2025 Form 10-Q	22	WEC Energy Group, Inc.

The land leases acquired related to Hardin III have terms consisting of either 1) an initial term of 25 years with an option for an additional 25-year extension and 2) an initial term of 35 years with an option for a 10-year extension. We expect the optional extensions to be exercised, and, as a result, these land leases are being amortized over the extended terms of the leases. Our total obligation under these land-related operating leases was $29.4 million at June 30, 2025, and was included in other long-term liabilities on our balance sheet. Our operating lease right of use assets were $28.9 million as of June 30, 2025, and were included in other long-term assets on our balance sheet. Our weighted-average discount rate for these land-related operating leases was 6.30%. We used an estimate of the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

Obligations Under Finance Leases

In June 2025, WE and WPS partnered with an unaffiliated utility to acquire and construct High Noon, a utility-scale solar-powered electric generating facility located in Columbia County, Wisconsin. Commercial operation of the project is targeted for 2027. Related to their investment in High Noon, WE and WPS, along with their unaffiliated utility partner, entered into several land leases that commenced in the second quarter of 2025. Each lease has an initial construction term that ends upon achieving commercial operation, then automatically extends for 25 years with an option for an additional 25-year extension. We expect the optional extension to be exercised, and, as a result, these land leases are being amortized over the extended term of the leases. Once High Noon achieves commercial operation, the lease liabilities will be remeasured to reflect the final total acres being leased. We expect to recover the lease payments through rates.

Our total obligation under the High Noon finance leases was $66.6 million at June 30, 2025, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to High Noon was also $66.6 million as of June 30, 2025, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the High Noon finance leases was 6.45%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.
Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of June 30, 2025, were as follows:

(in millions)	Operating Leases	Finance Leases
Six Months Ended December 31, 2025	$0.4	$2.7
2026	1.5	1.4
2027	1.5	1.8
2028	1.5	3.6
2029	1.6	3.7
2030	1.6	3.8
Thereafter	110.2	290.8
Total minimum lease payments	118.3	307.8
Less: Interest	(88.9)	(241.2)
Present value of minimum lease payments	29.4	66.6
Less: Short-term lease liabilities	—	—
Long-term lease liabilities	$29.4	$66.6

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2025	December 31, 2024
Materials and supplies	$399.4	$412.5
Natural gas in storage	209.9	300.2
Fossil fuel	93.7	100.5
Total	$703.0	$813.2

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO

06/30/2025 Form 10-Q	23	WEC Energy Group, Inc.

liquidation debit or credit. At June 30, 2025, we had a temporary LIFO liquidation credit of $12.8 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

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

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$55.6	21.0%	$53.1	21.0%
State income taxes net of federal tax benefit	15.2	5.8%	15.6	6.2%
PTCs, net	(40.5)	(15.3)%	(22.2)	(8.8)%
Federal excess deferred tax amortization	(6.8)	(2.6)%	(4.9)	(1.9)%
AFUDC-Equity	(2.7)	(1.0)%	(1.8)	(0.7)%
Other, net	(1.3)	(0.5)%	1.8	0.7%
Total income tax expense	$19.5	7.4%	$41.6	16.5%

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$220.4	21.0%	$202.2	21.0%
State income taxes net of federal tax benefit	63.7	6.1%	59.0	6.1%
PTCs, net	(160.6)	(15.3)%	(110.2)	(11.4)%
Federal excess deferred tax amortization	(25.5)	(2.5)%	(20.3)	(2.1)%
AFUDC-Equity	(11.2)	(1.1)%	(8.1)	(0.9)%
Other, net	(6.6)	(0.6)%	6.7	0.7%
Total income tax expense	$80.2	7.6%	$129.3	13.4%

The effective tax rates for the three and six months ended June 30, 2025 and 2024, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the protected deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

The IRA contains a tax credit transferability provision that allows us to sell PTCs produced after December 31, 2022, to third parties. Under this transferability provision, we entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generate in 2025 and 2026, respectively, to third parties. In May 2025, we entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

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

06/30/2025 Form 10-Q	24	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$19.2	$18.2	$—	$37.4
FTRs and TCRs	—	—	19.0	19.0
Total derivative assets	$19.2	$18.2	$19.0	$56.4

Investments held in rabbi trust	$37.9	$—	$—	$37.9

Derivative liabilities
Natural gas contracts	$6.5	$9.3	$—	$15.8

06/30/2025 Form 10-Q	25	WEC Energy Group, Inc.

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$19.6	$13.7	$—	$33.3
FTRs and TCRs	—	—	7.8	7.8
Total derivative assets	$19.6	$13.7	$7.8	$41.1

Investments held in rabbi trust	$52.1	$—	$—	$52.1

Derivative liabilities
Natural gas contracts	$7.1	$6.8	$—	$13.9

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

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended June 30, 2025 and 2024, the net unrealized gains included in earnings related to the investments held at the end of the period were $3.7 million and $1.5 million, respectively. For the six months ended June 30, 2025 and 2024, the net unrealized gains included in earnings related to the investments held at the end of the period were $1.9 million and $5.2 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Balance at the beginning of the period	$3.0	$2.6	$7.8	$7.2
Purchases	22.5	25.8	23.7	26.8
Net realized and unrealized gains (losses) included in earnings (1)	0.3	(0.2)	—	(1.0)
Settlements	(6.8)	(7.4)	(12.5)	(12.2)
Balance at the end of the period	$19.0	$20.8	$19.0	$20.8
Net unrealized losses included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$—	$(0.2)	$—	$(0.2)

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.7	$30.4	$21.2
Long-term debt, including current portion	19,360.8	18,745.6	18,907.1	17,840.8

The fair values of our long-term debt and preferred stock are categorized within Level 2 of the fair value hierarchy.

06/30/2025 Form 10-Q	26	WEC Energy Group, Inc.

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

	June 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$33.7	$15.5	$29.2	$13.9
FTRs and TCRs	19.0	—	7.8	—
Total current	52.7	15.5	37.0	13.9

Long-term
Natural gas contracts	3.7	0.3	4.1	—

Total	$56.4	$15.8	$41.1	$13.9

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

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	47.3 Dth	$6.5	48.1 Dth	$(29.8)
FTRs and TCRs	7.0 MWh	3.3	7.6 MWh	2.0
Total		$9.8		$(27.8)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	108.8 Dth	$4.6	115.9 Dth	$(86.7)
FTRs and TCRs	14.4 MWh	4.8	15.2 MWh	3.6
Total		$9.4		$(83.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2025 and December 31, 2024, we had posted cash collateral of $14.1 million and $16.0 million, respectively. These amounts were recorded on our balance sheets in other current assets. At June 30, 2025 and December 31, 2024, we had also received cash collateral of $6.8 million and $4.2 million, respectively. These amounts were recorded on our balance sheets in other current liabilities.

06/30/2025 Form 10-Q	27	WEC Energy Group, Inc.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2025			December 31, 2024
(in millions)	Derivative Assets		Derivative Liabilities	Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$56.4		$15.8	$41.1		$13.9
Gross amount not offset on the balance sheet	(16.6)	(1)	(10.4)	(11.5)	(2)	(7.3)
Net amount	$39.8		$5.4	$29.6		$6.6

(1)Includes cash collateral received of $6.2 million.

(2)Includes cash collateral received of $4.2 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three and six months ended June 30, 2025 and 2024 were not significant. At June 30, 2025, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at June 30, 2025	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$177.4	$20.7	$30.0	$126.7
Surety bonds (2)	46.5	44.6	1.9	—
Other guarantees (3)	10.6	—	—	10.6
Total guarantees	$234.5	$65.3	$31.9	$137.3

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

(3)Related to workers compensation coverage for which a liability was recorded on our balance sheets.

06/30/2025 Form 10-Q	28	WEC Energy Group, Inc.

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Service cost	$4.8	$5.4	$10.5	$12.1
Interest cost	29.1	28.8	59.4	58.3
Expected return on plan assets	(43.6)	(45.3)	(87.7)	(91.1)
Amortization of prior service credit	(0.1)	—	(0.1)	—
Amortization of net actuarial loss	9.5	15.3	23.1	29.7
Net periodic benefit cost (credit)	$(0.3)	$4.2	$5.2	$9.0

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Service cost	$2.8	$2.6	$5.6	$5.4
Interest cost	6.3	5.7	12.8	11.4
Expected return on plan assets	(13.5)	(13.1)	(27.1)	(26.3)
Amortization of prior service credit	(1.8)	(3.4)	(5.0)	(6.8)
Amortization of net actuarial gain	(2.3)	(1.9)	(3.7)	(3.8)
Net periodic benefit credit	$(8.5)	$(10.1)	$(17.4)	$(20.1)

During the six months ended June 30, 2025, we made contributions and payments of $6.2 million related to our pension plans and $0.9 million related to our OPEB plans. We expect to make contributions and payments of $5.9 million related to our pension plans and $1.5 million related to our OPEB plans during the remainder of 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of June 30, 2025 and December 31, 2024, our balance sheets included regulatory assets of $12.1 million and $24.9 million, respectively, for pension costs and $28.3 million and $38.2 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate orders, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

NOTE 17—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at June 30, 2025. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2025.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of June 30, 2025.

Other Indefinite-Lived Intangible Assets

At both June 30, 2025 and December 31, 2024, we had $29.3 million of indefinite-lived intangible assets, largely consisting of spectrum frequencies. The spectrum frequencies enable our utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of

06/30/2025 Form 10-Q	29	WEC Energy Group, Inc.

a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Finite-Lived Intangible Asset

At June 30, 2025 and December 31, 2024, we had a finite-lived intangible asset with a gross carrying amount of $18.8 million and $13.0 million, respectively, related to a PPA for Maple Flats Solar Energy Center acquired by WECI in November 2024. The PPA will be amortized over a useful life of 15 years and expires in 2039. At June 30, 2025 and December 31, 2024, accumulated amortization related to the intangible asset was not material. This finite-lived intangible asset is included in other long-term assets on our balance sheet. Amortization expense related to the intangible asset was not material for the three and six months ended June 30, 2025. Amortization expense to be recorded as a decrease to operating revenues is expected to be $1.3 million in each of the next five years.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$751.2	$(147.5)	$603.7	$679.6	$(119.3)	$560.3
Proxy revenue swap (2)	7.2	(4.6)	2.6	7.2	(4.2)	3.0
Interconnection agreements (3)	4.7	(1.3)	3.4	4.7	(1.2)	3.5
Total intangible liabilities	$763.1	$(153.4)	$609.7	$691.5	$(124.7)	$566.8

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

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill Energy III LLC, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 15 years.

Amortization related to these intangible liabilities for the three and six months ended June 30, 2025, was $14.8 million and $28.7 million, respectively. Amortization related to these intangible liabilities for the three and six months ended June 30, 2024, was $13.4 million and $26.8 million, respectively. Amortization for the next five years, including amounts recorded through June 30, 2025, is estimated to be:

	For the Years Ending December 31
(in millions)	2025	2026	2027	2028	2029
Amortization to be recorded as an increase to operating revenues	$57.9	$59.9	$59.9	$59.9	$59.9
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

06/30/2025 Form 10-Q	30	WEC Energy Group, Inc.

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

	Three Months Ended June 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,121.6	$27.4	$2,149.0
Add: Earnings from equity method investment	50.3	1.6	51.9
Add: Capital contributions	45.5	—	45.5
Less: Distributions	39.9	6.4	46.3
Balance at end of period	$2,177.5	$22.6	$2,200.1

	Three Months Ended June 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,001.6	$25.5	$2,027.1
Add: Earnings from equity method investment	46.2	0.6	46.8
Add: Capital contributions	18.2	—	18.2
Less: Distributions	36.3	—	36.3
Balance at end of period	$2,029.7	$26.1	$2,055.8

	Six Months Ended June 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,085.1	$23.8	$2,108.9
Add: Earnings from equity method investment	100.3	5.2	105.5
Add: Capital contributions	87.8	—	87.8
Less: Distributions	95.7	6.4	102.1
Balance at end of period	$2,177.5	$22.6	$2,200.1

	Six Months Ended June 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,980.8	$25.1	$2,005.9
Add: Earnings from equity method investment	90.6	1.0	91.6
Add: Capital contributions	30.3	—	30.3
Less: Distributions	72.0	—	72.0
Balance at end of period	$2,029.7	$26.1	$2,055.8

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Charges to ATC for services and construction	$5.0	$6.3	$9.5	$11.0
Charges from ATC for network transmission services	116.7	103.2	233.4	206.5
Refund from ATC related to FERC ROE orders	0.3	—	1.7	—

06/30/2025 Form 10-Q	31	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	June 30, 2025	December 31, 2024
Accounts receivable for services provided to ATC	$1.2	$1.4
Accounts payable for services received from ATC	39.0	34.4
Amounts due from ATC for transmission infrastructure upgrades (1)	17.1	54.5

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's, WPS's, and UMERC's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2025	2024	2025	2024
Income statement data
Operating revenues	$241.2	$218.3	$476.1	$430.2
Operating expenses	117.6	109.2	234.3	214.0
Other expense, net	42.7	35.8	81.8	71.0
Net income	$80.9	$73.3	$160.0	$145.2

(in millions)	June 30, 2025	December 31, 2024
Balance sheet data
Current assets	$151.6	$126.6
Noncurrent assets	7,143.3	6,792.6
Total assets	$7,294.9	$6,919.2

Current liabilities	$735.8	$482.4
Long-term debt	3,033.0	3,083.4
Other noncurrent liabilities	565.0	545.0
Members' equity	2,961.1	2,808.4
Total liabilities and members' equity	$7,294.9	$6,919.2

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

At June 30, 2025, we reported six segments, which are described below. All of our operations are located within the United States.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

06/30/2025 Form 10-Q	32	WEC Energy Group, Inc.

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

06/30/2025 Form 10-Q	33	WEC Energy Group, Inc.

The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2025 and 2024:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2025
External revenues	$1,587.2	$270.6	$82.3	$1,940.1	$—	$69.4	$—	$—	$2,009.5
Intersegment revenues	—	—	—	—	—	120.0	—	(120.0)	—
Fuel and purchased power	391.8	—	—	391.8	—	—	—	—	391.8
Cost of natural gas sold	128.4	29.5	30.0	187.9	—	1.3	—	(10.5)	178.7
Other operation and maintenance	416.0	112.4	23.9	552.3	—	50.9	(3.1)	(3.9)	596.2
Depreciation and amortization	250.2	64.8	12.3	327.3	—	60.8	5.6	(24.8)	368.9
Property and revenue taxes	44.5	12.8	6.8	64.1	—	4.9	—	—	69.0
Equity in earnings of transmission affiliates	—	—	—	—	51.9	—	—	—	51.9
Other income, net (1)	19.8	2.3	0.1	22.2	—	0.7	11.6	(8.0)	26.5
Interest expense	157.9	22.1	4.7	184.7	4.9	31.5	88.5	(88.8)	220.8
Income tax expense (benefit)	35.5	8.7	1.2	45.4	11.4	(38.9)	1.6	—	19.5
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	2.7	—	—	2.7
Net income (loss) attributed to common shareholders	$182.4	$22.6	$3.5	$208.5	$35.6	$82.3	$(81.0)	$—	$245.4

Other Segment Disclosures
Three Months Ended June 30, 2025
Capital expenditures and asset acquisitions	$699.5	$71.6	$37.2	$808.3	$—	$17.5	$3.6	$—	$829.4
Balance at June 30, 2025
Equity method investments	16.8	—	—	16.8	2,200.1	—	67.7	—	2,284.6
Total assets (2)	31,314.9	7,989.9	1,624.4	40,929.2	2,201.0	7,812.7	1,234.2	(3,652.8)	48,524.3

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at June 30, 2025 reflect an elimination of $2,629.4 million for all lease activity between We Power and WE.

06/30/2025 Form 10-Q	34	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2024
External revenues	$1,368.2	$276.8	$71.0	$1,716.0	$—	$56.0	$—	$—	$1,772.0
Intersegment revenues	—	—	—	—	—	119.6	—	(119.6)	—
Fuel and purchased power	332.3	—	—	332.3	—	—	—	—	332.3
Cost of natural gas sold	81.7	41.8	23.8	147.3	—	0.9	—	(10.8)	137.4
Other operation and maintenance	389.2	102.6	24.6	516.4	—	25.0	(4.0)	(4.0)	533.4
Depreciation and amortization	228.3	63.7	11.5	303.5	—	49.6	5.4	(21.9)	336.6
Property and revenue taxes	44.9	11.6	6.3	62.8	—	4.7	—	—	67.5
Equity in earnings of transmission affiliates	—	—	—	—	46.8	—	—	—	46.8
Other income, net (1)	32.3	2.3	0.1	34.7	—	0.2	12.5	(6.8)	40.6
Interest expense	157.3	23.5	4.0	184.8	4.9	24.1	76.5	(89.7)	200.6
Income tax expense (benefit)	34.4	10.2	0.3	44.9	10.5	(20.2)	6.4	—	41.6
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.6	—	—	1.6
Net income (loss) attributed to common shareholders	$132.1	$25.7	$0.6	$158.4	$31.4	$93.3	$(71.8)	$—	$211.3

Other Segment Disclosures
Three Months Ended June 30, 2024
Capital expenditures and asset acquisitions	$654.2	$93.9	$31.5	$779.6	$—	$7.4	$5.1	$—	$792.1
Balance at June 30, 2024
Equity method investments	15.0	—	—	15.0	2,055.8	—	67.3	—	2,138.1
Total assets (2)	29,154.2	7,844.7	1,523.5	38,522.4	2,057.7	6,302.9	1,247.3	(3,548.1)	44,582.2

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at June 30, 2024 reflect an elimination of $2,702.9 million for all lease activity between We Power and WE.

06/30/2025 Form 10-Q	35	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2025
External revenues	$3,647.1	$1,058.9	$309.4	$5,015.4	$—	$143.6	$—	$—	$5,159.0
Intersegment revenues	—	—	—	—	—	240.1	—	(240.1)	—
Fuel and purchased power	782.1	—	—	782.1	—	—	—	—	782.1
Cost of natural gas sold	506.9	317.7	147.6	972.2	—	5.8	—	(23.9)	954.1
Other operation and maintenance	831.1	259.3	52.6	1,143.0	—	73.0	(6.3)	(5.5)	1,204.2
Depreciation and amortization	493.8	129.2	24.5	647.5	—	119.0	11.0	(48.7)	728.8
Property and revenue taxes	90.5	33.2	13.3	137.0	—	10.3	0.1	—	147.4
Equity in earnings of transmission affiliates	—	—	—	—	105.5	—	—	—	105.5
Other income, net (1)	37.4	4.4	0.2	42.0	—	1.4	16.6	(15.4)	44.6
Interest expense	319.7	45.3	9.0	374.0	9.7	62.1	175.4	(177.4)	443.8
Income tax expense (benefit)	117.5	77.9	16.0	211.4	23.3	(74.5)	(80.0)	—	80.2
Preferred stock dividends of subsidiary	0.6	—	—	0.6	—	—	—	—	0.6
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.7	—	—	1.7
Net income (loss) attributed to common shareholders	$542.3	$200.7	$46.6	$789.6	$72.5	$191.1	$(83.6)	$—	$969.6

Other Segment Disclosures
Capital expenditures and asset acquisitions	$1,316.4	$125.4	$55.0	$1,496.8	$—	$432.1	$7.7	$—	$1,936.6

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

06/30/2025 Form 10-Q	36	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2024
External revenues	$3,147.0	$942.8	$255.6	$4,345.4	$—	$106.8	$—	$—	$4,452.2
Intersegment revenues	—	—	—	—	—	239.7	—	(239.7)	—
Fuel and purchased power	681.5	—	—	681.5	—	—	—	—	681.5
Cost of natural gas sold	383.5	236.5	114.6	734.6	—	5.7	—	(25.0)	715.3
Other operation and maintenance	779.1	209.6	45.2	1,033.9	—	43.2	(7.4)	(5.5)	1,064.2
Depreciation and amortization	452.9	127.2	22.9	603.0	—	98.7	11.0	(42.7)	670.0
Property and revenue taxes	92.2	29.7	12.5	134.4	—	8.5	0.1	—	143.0
Equity in earnings of transmission affiliates	—	—	—	—	91.6	—	—	—	91.6
Other income, net (1)	65.7	4.2	0.1	70.0	—	0.2	28.0	(13.5)	84.7
Interest expense	315.1	48.5	8.0	371.6	9.7	48.2	143.1	(180.0)	392.6
Income tax expense (benefit)	109.3	82.3	13.3	204.9	20.4	(43.6)	(52.4)	—	129.3
Preferred stock dividends of subsidiary	0.6	—	—	0.6	—	—	—	—	0.6
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.6	—	—	1.6
Net income (loss) attributed to common shareholders	$398.5	$213.2	$39.2	$650.9	$61.5	$187.6	$(66.4)	$—	$833.6

Other Segment Disclosures
Capital expenditures and asset acquisitions	$985.0	$169.6	$49.6	$1,204.2	$—	$24.7	$7.7	$—	$1,236.6

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

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

06/30/2025 Form 10-Q	37	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2025	December 31, 2024
Assets
Other current assets (restricted cash)	$1.4	$1.5
Regulatory assets	72.2	76.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.2	9.2
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	71.9	76.4

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2025 and December 31, 2024, our equity investment in ATC was $2,177.5 million and $2,085.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2025 and December 31, 2024, our equity investment in ATC Holdco was $22.6 million and $23.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

06/30/2025 Form 10-Q	38	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of June 30, 2025, including those of our subsidiaries, were approximately $9.4 billion.

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

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

In July 2025, the EPA proposed to rescind a 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" is the legal underpinning of a host of climate regulations under the CAA. The proposal is subject to a review process and public comment and will likely be litigated. We are monitoring the status of the proposal and assessing the potential impact on our business and operations.

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

In February 2024, the Supreme Court heard oral arguments regarding stay applications related to the EPA's Good Neighbor Rule. In June 2024, the Supreme Court granted a stay of the Good Neighbor Rule pending disposition of the applicants' petitions for review at the D.C. Circuit Court of Appeals. After a series of procedural motions and orders, in March 2025, the D.C. Circuit Court of Appeals issued an order removing the case from its active docket and holding the case in abeyance, pending quarterly updates from the parties beginning in July 2025. We will continue to monitor this case as arguments at the D.C. Circuit Court of Appeals move forward.

06/30/2025 Form 10-Q	39	WEC Energy Group, Inc.

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

Mercury and Air Toxics Standards

In 2012, the EPA issued the MATS to limit emissions of mercury, acid gases, and other hazardous air pollutants. In April 2023, the EPA issued the pre-publication version of a proposed rule to strengthen and update MATS to reflect recent developments in control technologies and performance of coal and oil-fired units. In May 2024, the EPA published a final rule in the Federal Register (the "2024 Final Action") lowering the PM limit from 0.03 lb/MMBtu to 0.01 lb/MMBtu. We believe we are well positioned to comply with the rule's requirements.

In June 2025, the EPA announced a proposed rule to repeal the 2024 Final Action on the basis that it imposed large compliance costs and raised technical feasibility concerns. Currently, the EPA is taking comments on the proposed rule.

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

06/30/2025 Form 10-Q	40	WEC Energy Group, Inc.

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable standards for coal plants until the end of 2031 and after 2031, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple cycle natural gas-fired combustion turbines, there are no applicable limits as long as the capacity factor is less than 20%. Our RICE units in Michigan and the Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas combustion turbines from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing combustion turbines. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing combined-cycle natural gas facilities would be positioned to comply with the proposed rule if finalized in its current form. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In June 2025, the EPA announced a proposed rule that contains co-proposals for addressing the GHG Power Plant Rule. The lead proposal would exclude the power sector from the GHG regulation on the grounds that it does not "significantly" contribute to dangerous air pollution. A secondary proposal would eliminate the carbon capture and sequestration/storage and other requirements from the GHG Power Plant Rule. By issuing co-proposals, the EPA is providing public notice of two very different potential regulatory paths. Based on the comments received, the EPA may choose to finalize either approach.

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

Our capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of PIPP, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating unit. We expect to retire approximately 1,200 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8, the jointly-owned Columbia Units 1 and 2 while investigating conversion of at least one unit to natural gas, and Weston Unit 3. See Note 6, Property, Plant, and Equipment, for more information related to planned power plant retirements. In the third quarter of 2025, we made a decision to reconsider our near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve our customers with safe, reliable, and affordable energy. However, our long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. We expect to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units and plan to begin testing co-firing with natural gas at Weston Unit 4 in 2025. We expect to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

We also continue to focus on methane emission reductions by improving and upgrading our natural gas distribution systems, and using RNG throughout our natural gas utility systems. In light of our progress, significant uncertainty surrounding the market for renewable thermal credits, and our desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, we made a decision to reassess our previous, standalone goal related to methane emissions from natural gas distribution.

06/30/2025 Form 10-Q	41	WEC Energy Group, Inc.

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

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new “permanent cessation of coal” subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All WE and WPS coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a NOPP by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for both the ERGS and Weston coal-fired facilities. A NOPP also may be filed for the OCPP, Port Washington Generating Station, and VAPP facilities because this ELG rule option will allow the company to qualify for more reasonable requirements to address the CRL provisions at our landfills that served these former coal-fired facilities.

The final Supplemental ELG Rule allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2028 or 2034, as allowed by either the 2015 or the 2020 ELG Rule, respectively, if needed for reliability concerns (i.e., energy emergencies and reliability must run agreements) as determined by the United States Department of Energy, a public utility commission, or independent system operator.

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

Numerous parties have challenged the 2024 Supplemental ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the U.S. Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. This case has been held in abeyance since February 2025. The Supplemental ELG Rule remains in effect during the pendency of the legal challenge.

06/30/2025 Form 10-Q	42	WEC Energy Group, Inc.

In June 2025, the EPA announced its intent to update the 2024 Supplemental ELG Rule. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2025	December 31, 2024
Regulatory assets	$527.3	$570.1
Reserves for future environmental remediation	438.9	445.8

Coal Combustion Residuals Rule

The EPA finalized a rule for CCR in April 2024 that would apply to landfills, historic fill sites, and projects where CCR was placed at a power plant site. The rule will regulate previously exempt closed landfills.

The final rule, which became effective in November 2024, will have an impact on some of our coal ash landfills, requiring additional remediation that is not currently required under the state programs. The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In June 2025, the D.C. Circuit Court of Appeals granted the EPA's request to extend its ongoing abeyance for an additional 60 days. We expect the cost of the additional remediation would be recovered through future rates. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

06/30/2025 Form 10-Q	43	WEC Energy Group, Inc.

for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. WPL started the process to close out this Consent Decree.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30
(in millions)	2025	2024
Cash paid for interest, net of amount capitalized	$429.2	$377.7
Cash received for income taxes, net (1) (2)	(133.2)	(172.8)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	153.9	167.1
Common stock issued for stock-based compensation plans	3.2	6.4
Increase (decrease) in receivables related to property damage insurance proceeds	(1.4)	2.2
Liabilities accrued for software licensing agreements	20.7	—

(1)    Cash received for income taxes in 2025 and 2024 includes $113.0 million related to 2024 and 2025 PTCs and $173.0 million related to 2023 and 2024 PTCs, respectively, that were sold to third parties.

(2)    Cash received for income taxes in 2025 includes a $25.0 million tax refund received in Wisconsin.

Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$23.0	$9.8
Restricted cash included in other current assets	11.7	5.3
Restricted cash included in other long-term assets	34.5	27.1
Cash, cash equivalents, and restricted cash	$69.2	$42.2

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

NOTE 23—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company

Very Large Customer and Bespoke Resources Tariffs

In March 2025, WE filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. Under these proposed inter-connected tariffs, VLCs (new customers using 500 MWs or more, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

06/30/2025 Form 10-Q	44	WEC Energy Group, Inc.

The two new tariffs will work in tandem as VLCs will be required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, and natural gas generation units. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of the resource, except for wind or solar resources which will have a term of 20 years. As proposed, the ROE (10.48%) and equity ratio (57%) will be fixed for the entire term of the agreement, and the revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

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

On June 7, 2024, PGL and NSG filed a petition with the Illinois Appellate Court for review of the November 16, 2023 and May 30, 2024 orders. The appeal includes the ICC's $237.9 million combined disallowance of capital costs at PGL and NSG discussed above, along with the $116.0 million disallowance of capital investments needed to meet safety and reliability requirements of PGL's natural gas delivery system. Although the ICC ordered PGL to complete safety and reliability work in 2024, it denied the recovery of these costs in the current rates.

06/30/2025 Form 10-Q	45	WEC Energy Group, Inc.

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

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC order. In November 2024, the Illinois Appellate Court issued an opinion affirming the ICC order and the related disallowance. PGL and NSG subsequently petitioned the Illinois Supreme Court seeking review and reversal of the May 2023 order; however, their petition was denied in March 2025.

As of June 30, 2025, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

PGL's QIP reconciliations from 2017 through 2023 are still pending. In July 2025, ICC staff and certain intervenors filed testimony with the ICC recommending significant disallowances in the 2017 QIP reconciliation proceeding. We believe that all costs were prudently incurred, but cannot predict the ultimate outcome of this matter. There is no statutory deadline by which the ICC is required to issue an order in this proceeding. The aggregate capital costs included in the rider during the open reconciliation years, along with any previously recognized return on these investments, totaled approximately $2.9 billion as of June 30, 2025. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Upper Michigan Energy Resources Corporation

Amended Renewable Energy Plan

In accordance with Michigan Public Act 235, UMERC filed an AREP with the MPSC in February 2025. UMERC's AREP addresses its compliance with the Act 235 renewable portfolio standards and its proposal to recover the projected compliance costs through an

06/30/2025 Form 10-Q	46	WEC Energy Group, Inc.

incremental renewable energy surcharge. The projected compliance costs include the purchase of Michigan-sourced renewable energy credits and the revenue requirements for Renegade (see discussion below) and any other incremental renewable generation resources required to meet the Act 235 renewable portfolio standards.

UMERC's AREP includes its previously approved investment in Renegade, a 100 MW utility-scale solar-powered electric generating facility that will be located in Delta and Marquette counties, Michigan. Construction of Renegade is expected to be completed in February 2026, and the cost of this project is estimated to be approximately $226 million. UMERC expects to be authorized to begin recovering the annual revenue requirement of Renegade through the proposed renewable energy surcharge in January 2026.

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

06/30/2025 Form 10-Q	47	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2024 Annual Report on Form 10-K.

Introduction

We are a diversified holding company with natural gas and electric utility operations (serving customers in Wisconsin, Illinois, Michigan, and Minnesota), an approximately 60% equity ownership interest in ATC (a for-profit electric transmission company regulated by the FERC and certain state regulatory commissions), and non-utility energy infrastructure operations through We Power (which owns generation assets in Wisconsin that it leases to WE), Bluewater (which owns underground natural gas storage facilities in Michigan), and WECI, which holds ownership interests in several renewable generating facilities.

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

In the third quarter of 2025, we made a decision to reconsider our near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve our customers with safe, reliable, and affordable energy. However, our long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. We expect to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units and plan to begin testing co-firing with natural gas at Weston Unit 4 in 2025. We expect to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

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

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $9.1 billion from 2025-2029 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments:

•2,900 MWs of utility-scale solar;
•900 MWs of wind; and
•565 MWs of battery storage.

06/30/2025 Form 10-Q	48	WEC Energy Group, Inc.

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

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 30 Solar Now projects, totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to WE's portfolio. WE has signed up one customer under this program for 4 MWs of generation capacity. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS. Under this program, WE and WPS have collectively signed up ten customers, for a total of approximately 52 MWs of generation capacity.

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

We also continue to focus on methane emission reductions by improving and upgrading our natural gas distribution systems, and using RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems in Wisconsin. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. We currently have contracts in place for 2.1 Bcf of RNG. In light of our progress, significant uncertainty surrounding the market for renewable thermal credits, and our desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, we made a decision to reassess our previous, standalone goal related to methane emissions from natural gas distribution.

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

•On July 17, 2025, the PSCW verbally approved WE's request to construct an LNG facility with a storage capacity of two Bcf, which will be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of our capital plan and would provide another approximately four Bcf of natural gas supply. The LNG facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

06/30/2025 Form 10-Q	49	WEC Energy Group, Inc.

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

In February 2025, the ICC issued an order setting expectations for PGL's prospective replacement of its aging natural gas infrastructure. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter of less than 36 inches by January 1, 2035. PGL will replace this cast and ductile iron pipe through its PRP. For more information, see Note 23, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Illinois Proceedings.

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

We continue to focus on integrating the resources of all our businesses and improving our business processes to find the best and most efficient processes possible. We expect these efforts to continue to drive operational efficiency and to put us in a position to effectively support plans for future growth.

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

06/30/2025 Form 10-Q	50	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2025

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2025 with the second quarter of 2024, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2025	2024	B (W)
Wisconsin	$182.4	$132.1	$50.3
Illinois	22.6	25.7	(3.1)
Other states	3.5	0.6	2.9
Electric transmission	35.6	31.4	4.2
Non-utility energy infrastructure	82.3	93.3	(11.0)
Corporate and other	(81.0)	(71.8)	(9.2)
Net income attributed to common shareholders	$245.4	$211.3	$34.1

Diluted EPS	$0.76	$0.67	$0.09

Earnings increased $34.1 million during the second quarter of 2025, compared with the same quarter in 2024. The $34.1 million increase in earnings was driven by a $50.3 million increase in net income attributed to common shareholders at the Wisconsin segment, primarily due to higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, and higher retail sales volumes. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders. These positive impacts were partially offset by higher operating expenses, primarily due to increases in depreciation and amortization expense, transmission expense, and regulatory amortizations.

This increase in earnings was partially offset by:

•An $11.0 million decrease in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by lower operating income at WECI. An increase in PTCs from our non-utility renewable generating facilities partially offset the lower operating income.

•A $9.2 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by higher interest expense primarily due to the impact of long-term debt issuances at WEC Energy Group.

06/30/2025 Form 10-Q	51	WEC Energy Group, Inc.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $182.4 million during the second quarter of 2025, representing a $50.3 million, or 38.1%, increase over the same quarter in 2024. The increase in earnings was driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, and higher retail sales volumes. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders. These positive impacts were partially offset by higher operating expenses, primarily due to increases in depreciation and amortization expense, transmission expense, and regulatory amortizations.

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,587.2	$1,368.2	$219.0

Operating expenses
Cost of sales (1)	520.2	414.0	(106.2)
Other operation and maintenance	416.0	389.2	(26.8)
Depreciation and amortization	250.2	228.3	(21.9)
Property and revenue taxes	44.5	44.9	0.4
Operating income	356.3	291.8	64.5

Other income, net	19.8	32.3	(12.5)
Interest expense	157.9	157.3	(0.6)
Income before income taxes	218.2	166.8	51.4

Income tax expense	35.5	34.4	(1.1)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$182.4	$132.1	$50.3

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

06/30/2025 Form 10-Q	52	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$177.1	$169.5	$(7.6)
Transmission (1)	147.0	135.7	(11.3)
Regulatory amortizations and other pass through expenses (2)	61.2	51.7	(9.5)
We Power (3)	32.5	33.1	0.6
Earnings sharing mechanisms	(1.8)	(0.8)	1.0
Total other operation and maintenance	$416.0	$389.2	$(26.8)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2025 and 2024, $159.9 million and $140.0 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the second quarter of 2025 and 2024, $32.9 million and $29.3 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	2,564.5	2,522.9	41.6
Small commercial and industrial (1)	3,138.7	3,118.9	19.8
Large commercial and industrial (1)	3,003.1	2,982.4	20.7
Other	24.9	26.5	(1.6)
Total retail (1)	8,731.2	8,650.7	80.5
Wholesale	417.7	402.0	15.7
Resale	1,507.1	1,322.3	184.8
Total sales in MWh (1)	10,656.0	10,375.0	281.0

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	155.3	129.8	25.5
Commercial and industrial	109.1	91.4	17.7
Total retail	264.4	221.2	43.2
Transportation	303.1	294.0	9.1
Total sales in therms	567.5	515.2	52.3

06/30/2025 Form 10-Q	53	WEC Energy Group, Inc.

	Three Months Ended June 30
	Degree Days
Weather	2025	2024	B (W)
WE and WG (1)
Heating (874 Normal)	1,013	631	60.5%
Cooling (182 Normal)	176	202	(12.9)%

WPS (2)
Heating (919 Normal)	888	760	16.8%
Cooling (157 Normal)	160	142	12.7%

UMERC (3)
Heating (1,164 Normal)	1,166	1,088	7.2%
Cooling (88 Normal)	102	57	78.9%

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

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Electric revenues	$1,308.0	$1,151.0	$157.0
Natural gas revenues	279.2	217.2	62.0
Operating revenues	1,587.2	1,368.2	219.0

Operating expenses
Fuel and purchased power	(391.8)	(332.3)	(59.5)
Cost of natural gas sold	(128.4)	(81.7)	(46.7)
Other operation and maintenance (1)	(310.1)	(289.8)	(20.3)
Depreciation and amortization	(250.2)	(228.3)	(21.9)
Property and revenue taxes	(44.5)	(44.9)	0.4
Gross margin (GAAP)	462.2	391.2	71.0

Other operation and maintenance (1)	310.1	289.8	20.3
Depreciation and amortization	250.2	228.3	21.9
Property and revenue taxes	44.5	44.9	(0.4)
Utility margin (non-GAAP)	$1,067.0	$954.2	$112.8

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

06/30/2025 Form 10-Q	54	WEC Energy Group, Inc.

Gross margin (GAAP) at the Wisconsin segment increased $71.0 million during the second quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $112.8 million during the second quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•An $87.9 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders.

•A $19.6 million increase in margins related to higher retail sales volumes, driven by the impact of colder spring weather during the second quarter of 2025, compared with the same quarter in 2024. As measured by heating degree days, the second quarter of 2025 was 60.5% and 16.8% colder than the same quarter in 2024 in the Milwaukee area and Green Bay area, respectively.

•A $3.7 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $21.9 million increase in depreciation and amortization expense;

•An $11.3 million increase in transmission expense; and

•A $6.3 million increase in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $48.3 million during the second quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $21.9 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•An $11.3 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $9.5 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $6.3 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the second quarter of 2025, compared with the same quarter in 2024.

Other Income, Net

Other income, net at the Wisconsin segment decreased $12.5 million during the second quarter of 2025, compared with the same quarter in 2024, driven by a $21.5 million negative impact from the non-service components of our net periodic pension and OPEB costs. See Note 16, Employee Benefits, for more information on our benefit costs. This decrease was partially offset by an $8.9 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $0.6 million during the second quarter of 2025, compared with the same quarter in 2024, driven by the impact of WE, WPS, and WG issuing long-term debt in 2024. Partially offsetting the increase was lower

06/30/2025 Form 10-Q	55	WEC Energy Group, Inc.

average short-term debt balances, lower short-term debt interest rates, and higher AFUDC-Debt due to continued capital investment.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $1.1 million during the second quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income. Partially offsetting this increase was an increase in PTCs, an increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment, and the increased benefit from the flow through of tax repairs in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2025.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $22.6 million during the second quarter of 2025, representing a $3.1 million, or 12.1%, decrease in earnings over the same quarter in 2024. The lower earnings were driven by higher operating expenses, largely due to an increase in costs associated with maintenance at the Manlove Gas Storage Field.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$270.6	$276.8	$(6.2)

Operating expenses
Cost of natural gas sold	29.5	41.8	12.3
Other operation and maintenance	112.4	102.6	(9.8)
Depreciation and amortization	64.8	63.7	(1.1)
Property and revenue taxes	12.8	11.6	(1.2)
Operating income	51.1	57.1	(6.0)

Other income, net	2.3	2.3	—
Interest expense	22.1	23.5	1.4
Income before income taxes	31.3	35.9	(4.6)

Income tax expense	8.7	10.2	1.5
Net income attributed to common shareholders	$22.6	$25.7	$(3.1)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in the line items below	$78.4	$75.3	$(3.1)
Riders (1)	33.3	26.6	(6.7)
Regulatory amortizations (1)	0.7	0.7	—
Total other operation and maintenance	$112.4	$102.6	$(9.8)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

06/30/2025 Form 10-Q	56	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	122.6	104.3	18.3
Commercial and industrial	41.2	37.8	3.4
Total retail	163.8	142.1	21.7
Transportation	132.6	118.5	14.1
Total sales in therms	296.4	260.6	35.8

	Three Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (697 Normal)	698	450	55.1%

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

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$270.6	$276.8	$(6.2)

Operating expenses
Cost of natural gas sold	(29.5)	(41.8)	12.3
Other operation and maintenance (1)	(63.3)	(56.1)	(7.2)
Depreciation and amortization	(64.8)	(63.7)	(1.1)
Property and revenue taxes	(12.8)	(11.6)	(1.2)
Gross margin (GAAP)	100.2	103.6	(3.4)

Other operation and maintenance (1)	63.3	56.1	7.2
Depreciation and amortization	64.8	63.7	1.1
Property and revenue taxes	12.8	11.6	1.2
Utility margin (non-GAAP)	$241.1	$235.0	$6.1

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment decreased $3.4 million during the second quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $6.1 million during the second quarter of 2025, compared with the same quarter in 2024. Both measures were impacted by a $6.7 million increase in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

Additionally, the decrease in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $4.8 million increase in costs associated with maintenance at the Manlove Gas Storage Field;

•A $1.5 million increase in natural gas distribution and maintenance costs;

06/30/2025 Form 10-Q	57	WEC Energy Group, Inc.

•A $1.2 million increase in property and revenue taxes; and

•A $1.1 million increase in depreciation and amortization.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $5.4 million, net of the $6.7 million impact of the riders referenced in the table above, during the second quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $4.8 million increase in costs associated with maintenance at the Manlove Gas Storage Field.

•A $1.5 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $1.2 million increase in property and revenue taxes, driven by higher use taxes.

•A $1.1 million increase in depreciation and amortization, driven by assets being placed into service as we continue to execute on our capital plan.

These increases in operating expenses were partially offset by a $2.2 million pre-tax gain on the renegotiation of a lease contract during the second quarter of 2025.

Interest Expense

Interest expense at the Illinois segment decreased $1.4 million during the second quarter of 2025, compared with the same quarter in 2024, due to lower average short-term debt balances, lower short-term debt interest rates, and the impact of a series of PGL's first mortgage bonds maturing in November 2024.

Income Tax Expense

Income tax expense at the Illinois segment decreased $1.5 million during the second quarter of 2025, compared with the same quarter in 2024, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net income attributed to common shareholders was $3.5 million during the second quarter of 2025, representing a $2.9 million, or 483.3%, increase over the same quarter in 2024. The increase was driven by higher margins related to positive impacts from MGU's approved rate increase that was effective January 1, 2025 and MERC's rate increase that was effective March 1, 2024.

06/30/2025 Form 10-Q	58	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$82.3	$71.0	$11.3

Operating expenses
Cost of natural gas sold	30.0	23.8	(6.2)
Other operation and maintenance	23.9	24.6	0.7
Depreciation and amortization	12.3	11.5	(0.8)
Property and revenue taxes	6.8	6.3	(0.5)
Operating income	9.3	4.8	4.5

Other income, net	0.1	0.1	—
Interest expense	4.7	4.0	(0.7)
Income before income taxes	4.7	0.9	3.8

Income tax expense	1.2	0.3	(0.9)
Net income attributed to common shareholders	$3.5	$0.6	$2.9

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line item below	$19.2	$18.9	$(0.3)
Regulatory amortizations and other pass through expenses (1)	4.7	5.7	1.0
Total other operation and maintenance	$23.9	$24.6	$0.7

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	42.1	34.9	7.2
Commercial and industrial	26.2	25.9	0.3
Total retail	68.3	60.8	7.5
Transportation	168.3	187.7	(19.4)
Total sales in therms	236.6	248.5	(11.9)

	Three Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
MERC
Heating (941 Normal)	892	817	9.2%

MGU
Heating (772 Normal)	817	524	55.9%
(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

06/30/2025 Form 10-Q	59	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See "Non-GAAP Financial Measures" above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$82.3	$71.0	$11.3

Operating expenses
Cost of natural gas sold	(30.0)	(23.8)	(6.2)
Other operation and maintenance (1)	(15.0)	(14.8)	(0.2)
Depreciation and amortization	(12.3)	(11.5)	(0.8)
Property and revenue taxes	(6.8)	(6.3)	(0.5)
Gross margin (GAAP)	18.2	14.6	3.6

Other operation and maintenance (1)	15.0	14.8	0.2
Depreciation and amortization	12.3	11.5	0.8
Property and revenue taxes	6.8	6.3	0.5
Utility margin (non-GAAP)	$52.3	$47.2	$5.1

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) increased $3.6 million during the second quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $5.1 million during the second quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $3.2 million increase related to MGU's approved rate increase that was effective January 1, 2025, and MERC's rate increase that was effective March 1, 2024.

•A $0.8 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by rate payers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Additionally, the lower increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by a $0.8 million increase in depreciation and amortization expense that is further described in Other Operating Expenses below.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $0.6 million during the second quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in operating expenses were:

•A $0.8 million increase in depreciation and amortization expense related to continued capital investment.

•A $0.8 million increase in operation and maintenance expense related to MERC's CIP program, which has an offsetting increase in margins.

These increases in other operating expenses were partially offset by a $1.4 million decrease in bad debt expense, primarily due to an increase in MGU's reserve in 2024 due to aging arrears.

06/30/2025 Form 10-Q	60	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment increased $0.7 million during the second quarter of 2025, compared with the same quarter in 2024, driven by the impact of MERC issuing long-term debt in April 2025 and MGU issuing long-term debt in October 2024 and April 2025.

Income Tax Expense

Income tax expense at the other states segment increased $0.9 million during the second quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Equity in earnings of transmission affiliates	$51.9	$46.8	$5.1
Interest expense	4.9	4.9	—
Income before income taxes	47.0	41.9	5.1

Income tax expense	11.4	10.5	(0.9)
Net income attributed to common shareholders	$35.6	$31.4	$4.2

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $5.1 million during the second quarter of 2025, compared with the same quarter in 2024. This increase was primarily due to continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment increased $0.9 million during the second quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating income	$71.5	$95.4	$(23.9)

Other income, net	0.7	0.2	0.5
Interest expense	31.5	24.1	(7.4)
Income before income taxes	40.7	71.5	(30.8)

Income tax benefit	(38.9)	(20.2)	18.7
Net loss attributed to noncontrolling interests	2.7	1.6	1.1
Net income attributed to common shareholders	$82.3	$93.3	$(11.0)

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $23.9 million during the second quarter of 2025, compared with the same quarter in 2024, driven by these items at WECI:

•A $15.2 million negative impact related to the receipt of performance payments in 2024.

•An $11.6 million impairment loss recorded at our Samson I and Delilah I solar facilities related to damage incurred associated with various storms. See Note 6, Property, Plant, and Equipment, for more information.

06/30/2025 Form 10-Q	61	WEC Energy Group, Inc.

•A $5.2 million increase in operation and maintenance expenses due primarily to a higher number of equipment repairs at our renewable generation facilities.

These decreases in operating income were partially offset by a $9.1 million increase in operating income from new investments in several WECI renewable generation facilities made in late 2024 and early 2025.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $7.4 million during the second quarter of 2025, compared with the same quarter in 2024, driven by the impact of WECI Energy Holding III issuing long-term debt in December 2024.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $18.7 million during the second quarter of 2025, compared with the same quarter in 2024, due to an increase in PTCs that was related to the acquisition of additional renewable generation facilities and an IRS approved PTC rate increase, partially offset by lower production volumes. Also contributing to the favorable income tax variance was lower pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2025	2024	B (W)
Operating loss	$(2.5)	$(1.4)	$(1.1)

Other income, net	11.6	12.5	(0.9)
Interest expense	88.5	76.5	(12.0)
Loss before income taxes	(79.4)	(65.4)	(14.0)

Income tax expense	1.6	6.4	4.8
Net loss attributed to common shareholders	$(81.0)	$(71.8)	$(9.2)

Interest Expense

Interest expense at the corporate and other segment increased $12.0 million during the second quarter of 2025, compared with the same quarter in 2024, due to the impact of long-term debt issuances by WEC Energy Group in June 2024, December 2024, and June 2025. Partially offsetting this increase in interest expense was lower average short-term debt balances and lower average short-term interest rates.

Income Tax Expense

Income tax expense at the corporate and other segment decreased $4.8 million during the second quarter of 2025, compared with the same quarter in 2024. This decrease was driven by a higher pre-tax loss.

06/30/2025 Form 10-Q	62	WEC Energy Group, Inc.

SIX MONTHS ENDED JUNE 30, 2025

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2025 with the six months ended June 30, 2024, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2025	2024	B (W)
Wisconsin	$542.3	$398.5	$143.8
Illinois	200.7	213.2	(12.5)
Other states	46.6	39.2	7.4
Electric transmission	72.5	61.5	11.0
Non-utility energy infrastructure	191.1	187.6	3.5
Corporate and other	(83.6)	(66.4)	(17.2)
Net income attributed to common shareholders	$969.6	$833.6	$136.0

Diluted EPS	$3.02	$2.64	$0.38

Earnings increased $136.0 million during the six months ended June 30, 2025, compared with the same period in 2024. The significant factors impacting the $136.0 million increase in earnings were:

•A $143.8 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, and higher retail sales volumes. These positive impacts were partially offset by higher operating expenses, primarily due to increases in depreciation and amortization expense and transmission expense.

•An $11.0 million increase in net income attributed to common shareholders at the electric transmission segment, driven by continued capital investment by ATC and a gain related to the sale of an investment at ATC Holdco in March 2025.

These increases in earnings were partially offset by:

•A $17.2 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by higher interest expense and a decrease in earnings from our equity method investments in technology and energy-focused investment funds. These decreases in earnings were partially offset by a positive impact from an increase in an interim income tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate.

•A $12.5 million decrease in net income attributed to common shareholders at the Illinois segment, driven by higher operating expenses. The period-over-period impact from a favorable settlement of a legal claim during 2024 and an increase in costs associated with maintenance at the Manlove Gas Storage Field drove the higher operating expenses.

Expected 2025 Annual Effective Tax Rate

We expect our 2025 annual effective tax rate to be between 7.5% and 8.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

06/30/2025 Form 10-Q	63	WEC Energy Group, Inc.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $542.3 million during the six months ended June 30, 2025, representing a $143.8 million, or 36.1%, increase over the same period in 2024. The increase in earnings was driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, and higher retail sales volumes. These positive impacts were partially offset by higher operating expenses, primarily due to increases in depreciation and amortization expense and transmission expense.

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$3,647.1	$3,147.0	$500.1

Operating expenses
Cost of sales (1)	1,289.0	1,065.0	(224.0)
Other operation and maintenance	831.1	779.1	(52.0)
Depreciation and amortization	493.8	452.9	(40.9)
Property and revenue taxes	90.5	92.2	1.7
Operating income	942.7	757.8	184.9

Other income, net	37.4	65.7	(28.3)
Interest expense	319.7	315.1	(4.6)
Income before income taxes	660.4	508.4	152.0

Income tax expense	117.5	109.3	(8.2)
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$542.3	$398.5	$143.8

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$357.0	$334.9	$(22.1)
Transmission (1)	292.9	271.5	(21.4)
Regulatory amortizations and other pass through expenses (2)	118.8	107.7	(11.1)
We Power (3)	65.1	66.7	1.6
Earnings sharing mechanisms	(2.7)	(1.7)	1.0
Total other operation and maintenance	$831.1	$779.1	$(52.0)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2025 and 2024, $308.8 million and $277.8 million, respectively, of costs were billed to our electric utilities by transmission providers.

06/30/2025 Form 10-Q	64	WEC Energy Group, Inc.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the six months ended June 30, 2025 and 2024, $60.0 million and $58.8 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	5,361.1	5,172.8	188.3
Small commercial and industrial (1)	6,323.3	6,236.9	86.4
Large commercial and industrial (1)	5,856.6	5,866.1	(9.5)
Other	58.7	62.7	(4.0)
Total retail (1)	17,599.7	17,338.5	261.2
Wholesale	866.5	835.1	31.4
Resale	2,818.6	2,718.5	100.1
Total sales in MWh (1)	21,284.8	20,892.1	392.7

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	703.1	590.6	112.5
Commercial and industrial	442.2	368.6	73.6
Total retail	1,145.3	959.2	186.1
Transportation	731.2	689.8	41.4
Total sales in therms	1,876.5	1,649.0	227.5

	Six Months Ended June 30
	Degree Days
Weather	2025	2024	B (W)
WE and WG (1)
Heating (4,088 Normal)	4,296	3,332	28.9%
Cooling (182 Normal)	176	202	(12.9)%

WPS (2)
Heating (4,518 Normal)	4,414	3,798	16.2%
Cooling (157 Normal)	160	142	12.7%

UMERC (3)
Heating (5,081 Normal)	5,080	4,491	13.1%
Cooling (88 Normal)	102	57	78.9%

(1)Normal degree days are based on a 20-year moving average of monthly temperatures from Mitchell International Airport in Milwaukee, Wisconsin.

(2)Normal degree days are based on a 20-year moving average of monthly temperatures from the Green Bay, Wisconsin weather station.

(3)Normal degree days are based on a 20-year moving average of monthly temperatures from the Iron Mountain, Michigan weather station.

06/30/2025 Form 10-Q	65	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Electric revenues	$2,631.6	$2,341.6	$290.0
Natural gas revenues	1,015.5	805.4	210.1
Operating revenues	3,647.1	3,147.0	500.1

Operating expenses
Fuel and purchased power	(782.1)	(681.5)	(100.6)
Cost of natural gas sold	(506.9)	(383.5)	(123.4)
Other operation and maintenance (1)	(604.7)	(567.8)	(36.9)
Depreciation and amortization	(493.8)	(452.9)	(40.9)
Property and revenue taxes	(90.5)	(92.2)	1.7
Gross margin (GAAP)	1,169.1	969.1	200.0

Other operation and maintenance (1)	604.7	567.8	36.9
Depreciation and amortization	493.8	452.9	40.9
Property and revenue taxes	90.5	92.2	(1.7)
Utility margin (non-GAAP)	$2,358.1	$2,082.0	$276.1

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

Gross margin (GAAP) at the Wisconsin segment increased $200.0 million during the six months ended June 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $276.1 million during the six months ended June 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $198.8 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025.

•An $84.1 million increase in margins related to higher retail sales volumes, driven by the impact of colder weather during the six months ended June 30, 2025, compared with the same period in 2024. As measured by heating degree days, the six months ended June 30, 2025 were 28.9% and 16.2% colder than the same period in 2024 in the Milwaukee area and Green Bay area, respectively.

These increases in margins were partially offset by a $5.6 million period-over-period negative impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $40.9 million increase in depreciation and amortization expense;

•A $21.4 million increase in transmission expense;

•A $13.0 million increase in electric and natural gas distribution expenses; and

•A $5.4 million increase in other operating and maintenance related to our power plants.

06/30/2025 Form 10-Q	66	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $91.2 million during the six months ended June 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•A $40.9 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $21.4 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $13.0 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the six months ended June 30, 2025, compared with the same period in 2024.

•An $11.1 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $5.4 million increase in other operating and maintenance related to our power plants, driven by outages at the Weston coal-fired generation facility and inspections at the Fox Energy Center natural gas-fired generation facility.

Other Income, Net

Other income, net at the Wisconsin segment decreased $28.3 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by a $44.0 million negative impact from the non-service components of our net periodic pension and OPEB costs. This decrease was partially offset by a $13.3 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $4.6 million during the six months ended June 30, 2025, compared with the same period in 2024. The increase was primarily driven by the impact of WE, WPS, and WG issuing long-term debt in 2024. Partially offsetting the increase was lower average short-term debt balances, lower short-term debt interest rates, and higher AFUDC-Debt due to continued capital investment.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $8.2 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by higher pre-tax income. Partially offsetting this increase in income tax expense were higher PTCs and the increased benefit from the flow through of tax repairs in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2025. Also reducing income tax expense were increases in the protected deferred tax benefits associated with the Tax Legislation and increases in income tax benefits associated with AFUDC-Equity, driven by continued capital investment.

06/30/2025 Form 10-Q	67	WEC Energy Group, Inc.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $200.7 million during the six months ended June 30, 2025, representing a $12.5 million, or 5.9%, decrease over the same period in 2024. The decrease was driven by higher operating expenses, primarily due to the period-over-period impact from a favorable settlement of a legal claim during 2024 and an increase in costs associated with maintenance at the Manlove Gas Storage Field.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,058.9	$942.8	$116.1

Operating expenses
Cost of natural gas sold	317.7	236.5	(81.2)
Other operation and maintenance	259.3	209.6	(49.7)
Depreciation and amortization	129.2	127.2	(2.0)
Property and revenue taxes	33.2	29.7	(3.5)
Operating income	319.5	339.8	(20.3)

Other income, net	4.4	4.2	0.2
Interest expense	45.3	48.5	3.2
Income before income taxes	278.6	295.5	(16.9)

Income tax expense	77.9	82.3	4.4
Net income attributed to common shareholders	$200.7	$213.2	$(12.5)

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in the line items below	$161.8	$143.4	$(18.4)
Riders (1)	96.2	64.7	(31.5)
Regulatory amortizations (1)	1.3	1.5	0.2
Total other operation and maintenance	$259.3	$209.6	$(49.7)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	534.2	457.8	76.4
Commercial and industrial	194.6	174.3	20.3
Total retail	728.8	632.1	96.7
Transportation	457.4	410.3	47.1
Total sales in therms	1,186.2	1,042.4	143.8

	Six Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (3,781 Normal)	3,740	3,064	22.1%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperatures from Chicago's O'Hare Airport.

06/30/2025 Form 10-Q	68	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Illinois segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,058.9	$942.8	$116.1

Operating expenses
Cost of natural gas sold	(317.7)	(236.5)	(81.2)
Other operation and maintenance (1)	(121.0)	(110.1)	(10.9)
Depreciation and amortization	(129.2)	(127.2)	(2.0)
Property and revenue taxes	(33.2)	(29.7)	(3.5)
Gross margin (GAAP)	457.8	439.3	18.5

Other operation and maintenance (1)	121.0	110.1	10.9
Depreciation and amortization	129.2	127.2	2.0
Property and revenue taxes	33.2	29.7	3.5
Utility margin (non-GAAP)	$741.2	$706.3	$34.9

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment increased $18.5 million during the six months ended June 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $34.9 million during the six months ended June 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $31.5 million increase in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

•A $2.2 million increase in revenues related to the impact of the NSG rate order issued by the ICC, effective February 1, 2024.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $6.0 million increase in costs associated with maintenance at the Manlove Gas Storage Field;

•A $3.7 million increase in natural gas distribution and maintenance costs;

•A $3.5 million increase in property and revenue taxes; and

•A $2.0 million increase in depreciation and amortization.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $23.7 million, net of the $31.5 million impact of the riders referenced in the table above, during the six months ended June 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•An $11.6 million increase in expense primarily associated with the favorable settlement of a legal claim during the six months ended June 30, 2024.

•A $6.0 million increase in costs associated with maintenance at the Manlove Gas Storage Field.

06/30/2025 Form 10-Q	69	WEC Energy Group, Inc.

•A $3.7 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $3.5 million increase in property and revenue taxes, driven by an increase in property taxes and use taxes.

•A $2.0 million increase in benefit costs, driven by higher stock-based compensation and deferred compensation expense.

•A $2.0 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

These increases in operating expenses were partially offset by a $2.2 million pre-tax gain on the renegotiation of a lease contract during the six months ended June 30, 2025.

Interest Expense

Interest expense at the Illinois segment decreased $3.2 million during the six months ended June 30, 2025, compared with the same period in 2024, due to lower average short-term debt balances, lower short-term debt interest rates, and the impact of a series of PGL's first mortgage bonds maturing in November 2024.

Income Tax Expense

Income tax expense at the Illinois segment decreased $4.4 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $46.6 million during the six months ended June 30, 2025, representing a $7.4 million, or 18.9%, increase over the same period in 2024. The increase was driven by higher margins related to positive impacts from MGU's rate increase that was effective January 1, 2025, MERC's rate increase that was effective March 1, 2024, and an increase in retail sales volumes. These increases in earnings were partially offset by higher operating expenses.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$309.4	$255.6	$53.8

Operating expenses
Cost of natural gas sold	147.6	114.6	(33.0)
Other operation and maintenance	52.6	45.2	(7.4)
Depreciation and amortization	24.5	22.9	(1.6)
Property and revenue taxes	13.3	12.5	(0.8)
Operating income	71.4	60.4	11.0

Other income, net	0.2	0.1	0.1
Interest expense	9.0	8.0	(1.0)
Income before income taxes	62.6	52.5	10.1

Income tax expense	16.0	13.3	(2.7)
Net income attributed to common shareholders	$46.6	$39.2	$7.4

06/30/2025 Form 10-Q	70	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line item below	$39.3	$36.4	$(2.9)
Regulatory amortizations and other pass through expenses (1)	13.3	8.8	(4.5)
Total other operation and maintenance	$52.6	$45.2	$(7.4)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	201.2	173.2	28.0
Commercial and industrial	123.2	106.7	16.5
Total retail	324.4	279.9	44.5
Transportation	390.9	424.6	(33.7)
Total sales in therms	715.3	704.5	10.8

	Six Months Ended June 30
	Degree Days
Weather (1)	2025	2024	B (W)
MERC
Heating (4,854 Normal)	4,790	4,179	14.6%

MGU
Heating (3,882 Normal)	3,823	3,211	19.1%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperatures from various weather stations throughout their respective service territories.

06/30/2025 Form 10-Q	71	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating revenues	$309.4	$255.6	$53.8

Operating expenses
Cost of natural gas sold	(147.6)	(114.6)	(33.0)
Other operation and maintenance (1)	(29.5)	(27.0)	(2.5)
Depreciation and amortization	(24.5)	(22.9)	(1.6)
Property and revenue taxes	(13.3)	(12.5)	(0.8)
Gross margin (GAAP)	94.5	78.6	15.9

Other operation and maintenance (1)	29.5	27.0	2.5
Depreciation and amortization	24.5	22.9	1.6
Property and revenue taxes	13.3	12.5	0.8
Utility margin (non-GAAP)	$161.8	$141.0	$20.8

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) increased $15.9 million during the six months ended June 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $20.8 million during the six months ended June 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $7.6 million increase related to MGU's rate increase that was effective January 1, 2025, and MERC's rate increase that was effective March 1, 2024.

•A $7.4 million increase related to higher sales volumes, driven by colder weather during the six months ended June 30, 2025, as compared to the same period in 2024. As measured by heating degree days, the six months ended June 30, 2025 was 14.6% and 19.1% colder than the same period in 2024 at MERC and MGU, respectively.

•A $3.4 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense.

Additionally, the lower increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $2.5 million increase in natural gas operations and customer service expense; and

•A $1.6 million increase in depreciation and amortization expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $9.8 million during the six months ended June 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in operating expenses were:

•A $3.4 million increase in operation and maintenance expense related to MERC's CIP program, which has an offsetting increase in margins.

•A $2.5 million increase in natural gas operations and customer service expense, driven by higher metering costs at MERC and MGU.

06/30/2025 Form 10-Q	72	WEC Energy Group, Inc.

•A $1.9 million increase in bad debt expense, primarily at MERC. MERC's bad debt expense was lower in 2024 due to reserve adjustments related to improved loss rates.

•A $1.6 million increase in depreciation and amortization expense related to continued capital investment.

Interest Expense

Interest expense at the other states segment increased $1.0 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by the impact of MERC issuing long-term debt in April 2025 and MGU issuing long-term debt in October 2024 and April 2025.

Income Tax Expense

Income tax expense at the other states segment increased $2.7 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by higher pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Equity in earnings of transmission affiliates	$105.5	$91.6	$13.9
Interest expense	9.7	9.7	—
Income before income taxes	95.8	81.9	13.9

Income tax expense	23.3	20.4	(2.9)
Net income attributed to common shareholders	$72.5	$61.5	$11.0

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $13.9 million during the six months ended June 30, 2025, compared with the same period in 2024. This increase was primarily due to continued capital investment by ATC. A $3.6 million gain related to the sale of an investment at ATC Holdco in March 2025 also contributed to the increase.

Income Tax Expense

Income tax expense at the electric transmission segment increased $2.9 million during the six months ended June 30, 2025, compared with the same period in 2024, primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating income	$175.6	$190.4	$(14.8)

Other income, net	1.4	0.2	1.2
Interest expense	62.1	48.2	(13.9)
Income before income taxes	114.9	142.4	(27.5)

Income tax benefit	(74.5)	(43.6)	30.9
Net loss attributed to noncontrolling interests	1.7	1.6	0.1
Net income attributed to common shareholders	$191.1	$187.6	$3.5

06/30/2025 Form 10-Q	73	WEC Energy Group, Inc.

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $14.8 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by these items at WECI:

•A $15.2 million negative impact related to the receipt of performance payments in 2024.

•An $11.6 million impairment loss recorded at our Samson I and Delilah I solar facilities related to damage incurred associated with various storms.

•A $6.0 million increase in operation and maintenance expenses due primarily to a higher number of equipment repairs at our renewable generation facilities.

These decreases in operating income were partially offset by:

•A $9.7 million increase in operating income from new investments in several WECI renewable generation facilities made in late 2024 and early 2025.

•A $3.5 million increase due to higher amounts recognized for REC sales in 2025 at Blooming Grove driven by higher contracted REC prices overall, as well as timing of REC contract execution.

•Recognition of $2.5 million of business interruption insurance proceeds related to storms at our Samson I solar facility.

In addition to the above items at WECI, there was a $1.6 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $13.9 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by the impact of WECI Energy Holding III issuing long-term debt in December 2024.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $30.9 million during the six months ended June 30, 2025, compared with the same period in 2024. The increase was primarily due to an increase in PTCs that was related to the acquisition of additional renewable generation facilities and an IRS approved PTC rate increase, partially offset by lower production volumes. Also contributing to the favorable income tax variance was lower pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2025	2024	B (W)
Operating loss	$(4.8)	$(3.7)	$(1.1)

Other income, net	16.6	28.0	(11.4)
Interest expense	175.4	143.1	(32.3)
Loss before income taxes	(163.6)	(118.8)	(44.8)

Income tax benefit	(80.0)	(52.4)	27.6
Net loss attributed to common shareholders	$(83.6)	$(66.4)	$(17.2)

06/30/2025 Form 10-Q	74	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the corporate and other segment decreased $11.4 million during the six months ended June 30, 2025, compared with the same period in 2024. The significant factors impacting the decrease in other income, net were:

•A $7.4 million decrease due to net losses of $4.1 million from our equity method investments in technology and energy-focused investment funds during the six months ended June 30, 2025, compared with net earnings of $3.3 million during the same period in 2024.

•A $3.6 million decrease due to lower net gains from the investments held in the Integrys rabbi trust during the six months ended June 30, 2025, compared with the same period in 2024. The gains from the investments held in the rabbi trust partially offset increases in benefit costs related to certain deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments.

Interest Expense

Interest expense at the corporate and other segment increased $32.3 million during the six months ended June 30, 2025, compared with the same period in 2024, primarily due to the impact of long-term debt issuances by WEC Energy Group in June 2024, December 2024, and June 2025. Partially offsetting these increases in interest expense were lower average short-term debt balances and lower average short-term interest rates.

Income Tax Benefit

The Income tax benefit at the corporate and other segment increased $27.6 million during the six months ended June 30, 2025, compared with the same period in 2024. This increase was driven by a $13.6 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate, as well as a higher pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$2,015.9	$1,901.0	$114.9
Investing activities	(1,972.8)	(1,250.8)	(722.0)
Financing activities	(16.1)	(512.5)	496.4

Operating Activities

Net cash provided by operating activities increased $114.9 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by:

•A $254.6 million increase in cash from higher overall collections from customers during the six months ended June 30, 2025, compared with the same period in 2024. This increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, a higher per-unit cost of natural gas, and higher sales volumes from colder weather during the six months ended June 30, 2025, compared with the same period in 2024.

06/30/2025 Form 10-Q	75	WEC Energy Group, Inc.

•A $49.8 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during the six months ended June 30, 2025, compared with the same period in 2024.

•A $34.3 million increase in cash driven by collateral received from counterparties during the six months ended June 30, 2025, compared with collateral paid to counterparties during the same period in 2024, as well as realized gains on derivative instruments recognized during the six months ended June 30, 2025, compared with realized losses on derivative instruments recognized during the same period in 2024.

•A $30.1 million increase in cash from higher distributions from ATC during the six months ended June 30, 2025, compared with the same period in 2024.

These increases in net cash provided by operating activities were partially offset by:

•A $164.9 million decrease in cash from higher payments for operating and maintenance expenses. During the six months ended June 30, 2025, our payments were higher due to higher transmission and electric and natural gas distribution costs, as well as the timing of payments for accounts payable.

•A $51.5 million decrease in cash from higher payments for interest driven by issuances of long-term debt in 2024, partially offset by lower payments for interest due to lower average short-term debt balances and lower short-term interest rates during the six months ended June 30, 2025, compared with the same period in 2024.

•A $39.6 million decrease in cash received for income taxes driven by the timing of proceeds received from the sale of PTCs to third parties during the six months ended June 30, 2025, compared with the same period in 2024. See Note 12, Income Taxes, and Note 22, Supplemental Cash Flow Information, for more information.

Investing Activities

Net cash used in investing activities increased $722.0 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by:

•The acquisition of a 90% ownership interest in Hardin III in February 2025 for $406.1 million, net of cash acquired of $0.2 million. See Note 2, Acquisitions, for more information.

•A $392.1 million increase in cash paid for capital expenditures during the six months ended June 30, 2025, which is discussed in more detail below.

•A $57.5 million increase in capital contributions paid to transmission affiliates during the six months ended June 30, 2025, compared with the same period in 2024. See Note 18, Investment in Transmission Affiliates, for more information.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of an additional 13.7% ownership interest in West Riverside in May 2024 for $98.2 million. See Note 2, Acquisitions, for more information.

•A $33.5 million increase in cash received from ATC during the six months ended June 30, 2025, compared with the same period in 2024, for the reimbursement of transmission infrastructure upgrades. See Note 18, Investment in Transmission Affiliates, for more information.

06/30/2025 Form 10-Q	76	WEC Energy Group, Inc.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2025	2024	Change in 2025 Over 2024
Wisconsin	$1,316.4	$886.8	$429.6
Illinois	125.4	169.6	(44.2)
Other states	55.0	49.6	5.4
Non-utility energy infrastructure	26.0	24.7	1.3
Corporate and other	7.7	7.7	—
Total capital expenditures	$1,530.5	$1,138.4	$392.1

The increase in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2025, compared with the same period in 2024, was driven by an increase in capital expenditures for the following: renewable energy projects at WE, WPS, and UMERC; combustion turbines at OCPP; WE's natural gas and electric distribution systems; software to enhance productivity, collaboration, and overall efficiency across the company; and a project to consolidate our electric utility operations technology. These increases in capital expenditures were partially offset by decreased payments for construction of WG's LNG facility which was completed in February 2024.

The decrease in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2025, compared with the same period in 2024, was driven by lower payments related to PGL's upgrade of its natural gas delivery system. For more information on the factors contributing to this decrease, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash used in financing activities decreased $496.4 million during the six months ended June 30, 2025, compared with the same period in 2024, driven by:

•A $952.4 million increase in cash due to lower net repayments of commercial paper during the six months ended June 30, 2025, compared with the same period in 2024.

•A $360.6 million increase in cash due to higher issuances of common stock during the six months ended June 30, 2025, compared with the same period in 2024. See Note 7, Common Equity, for more information.

•A $217.8 million increase in cash due to lower retirements of long-term debt during the six months ended June 30, 2025, compared with the same period in 2024.

•The purchase of an additional 10% ownership interest in Samson I in January 2024 for $28.1 million.

•A $20.0 million increase in cash related to a higher number of stock options exercised during the six months ended June 30, 2025, compared with the same period in 2024.

These decreases in cash used in financing were partially offset by:

•A $1,049.2 million decrease in cash due to lower issuance of long-term debt during the six months ended June 30, 2025, compared with the same period in 2024.

•A $41.5 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2025, compared with the same period in 2024. In January 2025, our Board of Directors increased our quarterly dividend by $0.0575 per share (6.9%) effective with the March 2025 dividend payment.

06/30/2025 Form 10-Q	77	WEC Energy Group, Inc.

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

(1)This includes actual capital expenditures incurred through June 30, 2025, as well as estimated capital expenditures for the remainder of the year.

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

We are committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of projects that are proposed, currently underway, or recently completed.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct Paris, a utility-scale solar-powered electric generating facility with a battery energy storage system located in Kenosha County, Wisconsin. In December 2024, the construction of the solar portion of Paris was completed, with WE and WPS collectively owning 180 MWs of solar generation. In June 2025, the construction of the battery portion of Paris was completed, with WE and WPS collectively owning 99 MWs of battery storage of this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $542 million.

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

06/30/2025 Form 10-Q	78	WEC Energy Group, Inc.

this project. WE's and WPS's combined share of the cost of this project is estimated to be approximately $930 million, with construction of the solar portion and battery storage expected to be completed in 2026 and 2027, respectively.

•WE and WPS plan to enhance fuel flexibility at the coal-fired ERGS units and Weston Unit 4.

•WE and WPS, along with an unaffiliated utility, received PSCW approval to acquire and construct High Noon, a utility-scale solar-powered electric generating facility with a battery energy storage system. The project will be located in Columbia County, Wisconsin and once fully constructed, WE and WPS will collectively own 270 MWs of solar generation and 149 MWs of battery storage of this project. WE and WPS's combined share of the cost of this project is estimated to be approximately $883 million, with construction expected to be completed in 2027.

•UMERC received MPSC approval to acquire and construct Renegade, a utility-scale solar-powered electric generating facility. The project will be located in Delta and Marquette counties, Michigan and once fully constructed, UMERC will own 100 MWs of solar generation. The cost of this project is estimated to be approximately $226 million, with construction expected to be completed in 2026.

•WE received PSCW approval to build five natural gas-fired combustion turbines capable of producing approximately 1,100 MWs, which would be located at the existing OCPP site. The cost of this project is estimated to be approximately $1.2 billion, with construction expected to be completed in 2027-2028.

•WE received PSCW approval to add seven natural gas-fired RICE units near the Paris Generating Station. The new RICE units would be fueled with natural gas and capable of producing approximately 128 MWs. The cost of this project is estimated to be approximately $300 million, with construction expected to be completed in 2027.

•In April 2024, WE filed a request with the PSCW to construct the Rochester Lateral, which would supply additional natural gas service to the OCPP site. The natural gas lateral would be built in Kenosha, Racine, and Milwaukee counties. If approved, the cost of this project is estimated to be approximately $200 million.

•WE received PSCW approval to construct an LNG facility with storage capacity of two Bcf on the OCPP site. The cost of this project is estimated to be approximately $456 million, with construction expected to be completed in 2027.

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

06/30/2025 Form 10-Q	79	WEC Energy Group, Inc.

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

In connection with several investigations it conducted, the DOC set duties on solar panels and cells imported from four southeast Asian countries. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and CBP actions, respectively. The expected in-service dates and costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

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

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2025.

Common Stock Dividends

Our current quarterly dividend rate is $0.8925 per share, which equates to an annual dividend of $3.57 per share. For information related to our most recent common stock dividend declared, see Note 7, Common Equity.

Other Significant Cash Requirements

See Note 21, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2025.

06/30/2025 Form 10-Q	80	WEC Energy Group, Inc.

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

At June 30, 2025, our current liabilities exceeded our current assets by $2,098.5 million. We do not expect this to have an impact on our liquidity, as we currently believe that our cash and cash equivalents, our available capacity under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

06/30/2025 Form 10-Q	81	WEC Energy Group, Inc.

Capitalization Structure

The following table shows our capitalization structure as of June 30, 2025, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2024 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$13,223.1	$13,598.1
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	19,360.8	18,985.8
Short-term debt	810.3	810.3
Total capitalization	$33,424.6	$33,424.6

Total debt	$20,171.1	$19,796.1

Ratio of debt to total capitalization	60.3%	59.2%

Included in long-term debt on our balance sheet as of June 30, 2025, was $750.0 million principal amount of WEC Energy Group's 2024 Junior Notes (2024A Junior Notes and 2024B Junior Notes, collectively) due 2055. The adjusted presentation attributes $375.0 million of the 2024 Junior Notes to common shareholders' equity and $375.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At June 30, 2025, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at June 30, 2025, it could have been required to post $106 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

06/30/2025 Form 10-Q	82	WEC Energy Group, Inc.

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

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. In May 2023, the ICC issued a written order on PGL's and NSG's 2018 UEA rider reconciliation. The order required a $15.4 million and $0.7 million refund to ratepayers at PGL and NSG, respectively. These amounts were refunded over a period of nine months, which began on September 1, 2023. In July 2023, PGL and NSG petitioned the Illinois Appellate Court for review of the ICC order. In November 2024, the Illinois Appellate Court issued an opinion affirming the ICC order and the related disallowance. PGL and NSG subsequently petitioned the Illinois Supreme Court seeking review and reversal of the May 2023 order; however, their petition was denied in March 2025.

As of June 30, 2025, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

PGL's QIP reconciliations from 2017 through 2023 are still pending. In July 2025, ICC staff and certain intervenors filed testimony with the ICC recommending significant disallowances in the 2017 QIP reconciliation proceeding. We believe that all costs were

06/30/2025 Form 10-Q	83	WEC Energy Group, Inc.

prudently incurred, but cannot predict the ultimate outcome of this matter. There is no statutory deadline by which the ICC is required to issue an order in this proceeding. The aggregate capital costs included in the rider during the open reconciliation years, along with any previously recognized return on these investments, totaled approximately $2.9 billion as of June 30, 2025. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Illinois Proceedings

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its projects to upgrade its natural gas delivery system until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding in January 2024. In February 2025, the ICC issued an order setting expectations for PGL's prospective operations. The ICC directed us to focus on replacing all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. PGL will replace this cast and ductile iron pipe through its PRP. Costs incurred under the PRP will be evaluated for prudency by the ICC in future rate cases. In addition, the program will be overseen by a safety monitor hired by the ICC. We are evaluating the impact of this order on our operations and capital plan.

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

06/30/2025 Form 10-Q	84	WEC Energy Group, Inc.

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

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition with the DOC requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties. In response to the petition, the DOC and USITC initiated new AD/CVD investigations of solar panels from the four Southeast Asian countries to determine whether there was a reasonable indication imports of such solar panels were causing injury to the U.S. solar industry. Based on the USITC’s preliminary affirmative determination, the DOC began AD/CVD investigations and, in the fall of 2024, announced preliminary affirmative determinations and set preliminary duties on imports from the four Southeast Asian countries. In April 2025, the DOC announced its final affirmative determinations in its AD/CVD investigations, increasing the preliminary tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

On July 17, 2025, a coalition of trade groups filed new AD/CVD petitions with the USITC and the DOC, asking for investigations into alleged illegal trade practices by largely Chinese-owned manufacturers operating in Laos and Indonesia, as well as companies headquartered in India. Affirmative findings could cause further strain on the solar panel industry. We are monitoring the status of these petitions.

Renewable Energy Legislation

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

Under the IRA transferability option, we entered into agreements in October 2024 and April 2025 to sell the majority of the PTCs we generated in 2025 and 2026, respectively, to third parties. In May 2025, we entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. See Note 12, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

06/30/2025 Form 10-Q	85	WEC Energy Group, Inc.

In January 2025, pursuant to an executive order issued by the current presidential administration, disbursement of funds under these two Acts was paused until agency heads can determine whether grants, loans, contracts, and other disbursements are consistent with the current administration's energy policy. Agency heads must consult with the Office of Management and Budget and the National Economic Council prior to any funding being disbursed. The new policy encourages use of domestic energy sources including oil, natural gas, coal, hydropower, biofuels, critical minerals, and nuclear, promotes consumer choice of goods and appliances, aims to boost American workers and businesses, eliminates the EV mandate, and limits regulations that apply to the energy industry. The pause could disrupt funding, temporarily or permanently, for infrastructure projects already in progress, may cause project delays and cancellations, may impact continuing payment obligations for downstream contractors and suppliers, and may cause legal and contractual claims. The executive order did not impact the IRA's provisions for tax credits and the transferability option.

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. On July 7, 2025, an executive order was issued by the presidential administration directing the Secretary of the Treasury to strictly enforce the termination of PTCs and ITCs for wind and solar facilities and to issue updated guidance within 45 days to clarify and tighten the beginning of construction rules for energy projects, as directed in the OBBBA. We continue to assess the potential impacts of the OBBBA and the related executive order.

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

06/30/2025 Form 10-Q	86	WEC Energy Group, Inc.

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

06/30/2025 Form 10-Q	87	WEC Energy Group, Inc.

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

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact that the ongoing regional conflicts, including those in Ukraine, Israel and in other parts of the Middle East, will ultimately have on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2024 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The U.S. continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments are also adjusting their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the U.S. and foreign trade policies. Both the U.S. and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute our capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

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

06/30/2025 Form 10-Q	88	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

06/30/2025 Form 10-Q	89	WEC Energy Group, Inc.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities
2025	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	289	$108.64	—	$—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—
Total (1)	289	$108.64	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2025 Form 10-Q	90	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Indenture dated June 10, 2025, between WEC Energy Group (as Issuer) and The Bank of New York Mellon Trust Company, N.A. (as Trustee). (Exhibit 4.1 to WEC Energy Group's Form 8-K filed June 10, 2025.) (File No. 1-09057.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2025 Form 10-Q	91	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 1, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2025 Form 10-Q	92	WEC Energy Group, Inc.