Form 10-Q
period 2025-09-30
WEC ENERGY GROUP, INC.
filed 2025-10-31
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2025):

Common Stock, $.01 Par Value, 325,294,252 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

09/30/2025 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Delilah I	Delilah Solar Energy LLC
Hardin III	Hardin Solar III Energy Center
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson Solar Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WECI Energy Holding III	WEC Infrastructure Energy Holding III LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission
WDNR	Wisconsin Department of Natural Resources

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BATW	Bottom Ash Transport Water
BTA	Best Technology Available
CAA	Clean Air Act

09/30/2025 Form 10-Q	ii	WEC Energy Group, Inc.

CASAC	Clean Air Scientific Advisory Committee
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
CWA	Clean Water Act
ELG	Steam Electric Effluent Limitation Guidelines
FGD	Flue Gas Desulfurization
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
PM	Particulate Matter
WPDES	Wisconsin Pollutant Discharge Elimination System

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2024A Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2024B Junior Notes	WEC Energy Group, Inc.'s Series 2024B 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2028 Notes	WEC Energy Group, Inc.'s 3.375% Convertible Senior Notes Due 2028
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AI	Artificial Intelligence
AMI	Advanced Metering Infrastructure
AREP	Amended Renewable Energy Plan
BESS	Battery Energy Storage System
CABO	Clean and Affordable Buildings Ordinance
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
DRER	Dedicated Renewable Energy Resource
EDA	Equity Distribution Agreement
Edgewater	Edgewater Generating Station
EPS	Earnings Per Share
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
High Noon	High Noon Solar Energy Center
IRA	Inflation Reduction Act
ITC	Investment Tax Credit

09/30/2025 Form 10-Q	iii	WEC Energy Group, Inc.

LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MG&E	Madison Gas and Electric Company
MISO	Midcontinent Independent System Operator, Inc.
NOPP	Notice of Planned Participation
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PIPP	Presque Isle Power Plant
PPA	Power Purchase Agreement
PRP	Pipe Retirement Program
PTC	Production Tax Credit
Pulliam	J.P. Pulliam Generating Station
QIP	Qualifying Infrastructure Plant
Renegade	Renegade Solar Energy Center
RICE	Reciprocating Internal Combustion Engine
RNG	Renewable Natural Gas
ROE	Return on Equity
RTC	Renewable Thermal Credit
S&P	Standard & Poor's
SIP	State Implementation Plan
Supreme Court	United States Supreme Court
Tax Legislation	Tax Cuts and Jobs Act of 2017
TCR	Transmission Congestion Act
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
VAPP	Valley Power Plant
VLC	Very Large Customer
West Riverside	West Riverside Energy Center
Weston	Weston Generating Station
WPL	Wisconsin Power and Light Company

09/30/2025 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2024 Annual Report on Form 10-K and this report, and those identified below:

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

•Federal, state, and local legislative and regulatory changes relating to the environment, including climate change and other environmental regulations impacting generation facilities and renewable energy standards, the enforcement of these laws and regulations, changes in and uncertainty regarding the interpretation of regulations or permit conditions by regulatory agencies, and the recovery of associated remediation and compliance costs;

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

09/30/2025 Form 10-Q	1	WEC Energy Group, Inc.

•Risks related to providing service to our data center and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover our investment on assets developed to serve our large-scale customers, and lower than anticipated need for electricity by these customers;

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

09/30/2025 Form 10-Q	2	WEC Energy Group, Inc.

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

09/30/2025 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2025	2024	2025	2024
Operating revenues	$2,104.0	$1,863.5	$7,263.0	$6,315.7

Operating expenses
Cost of sales	608.1	520.8	2,344.3	1,917.6
Other operation and maintenance	605.1	566.8	1,809.3	1,631.0
Depreciation and amortization	373.4	340.5	1,102.2	1,010.5
Property and revenue taxes	67.8	51.7	215.2	194.7
Total operating expenses	1,654.4	1,479.8	5,471.0	4,753.8

Operating income	449.6	383.7	1,792.0	1,561.9

Equity in earnings of transmission affiliates	54.8	46.7	160.3	138.3
Other income, net	23.8	44.0	68.4	128.7
Interest expense	223.6	204.2	667.4	596.8
Other expense	(145.0)	(113.5)	(438.7)	(329.8)

Income before income taxes	304.6	270.2	1,353.3	1,232.1
Income tax expense	34.4	31.6	114.6	160.9
Net income	270.2	238.6	1,238.7	1,071.2

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net loss attributed to noncontrolling interests	1.4	1.8	3.1	3.4
Net income attributed to common shareholders	$271.3	$240.1	$1,240.9	$1,073.7

EPS
Basic	$0.84	$0.76	$3.87	$3.40
Diluted	$0.83	$0.76	$3.85	$3.40

Weighted average common shares outstanding
Basic	323.5	316.2	320.7	315.9
Diluted	325.6	316.5	322.4	316.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2025	2024	2025	2024
Net income	$270.2	$238.6	$1,238.7	$1,071.2

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	—	(0.1)	(0.2)	(0.2)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	—	0.1	—

Other comprehensive loss, net of tax	—	(0.1)	(0.1)	(0.2)

Comprehensive income	270.2	238.5	1,238.6	1,071.0

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive loss attributed to noncontrolling interests	1.4	1.8	3.1	3.4
Comprehensive income attributed to common shareholders	$271.3	$240.0	$1,240.8	$1,073.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$51.1	$9.8
Accounts receivable and unbilled revenues, net of reserves of $129.5 and $162.8, respectively	1,269.5	1,669.3
Materials, supplies, and inventories	842.8	813.2
Prepaid taxes	125.5	214.9
Other prepayments	82.4	82.6
Other	144.0	121.9
Current assets	2,515.3	2,911.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $12,229.4 and $11,611.9, respectively	37,354.2	34,645.4
Regulatory assets (September 30, 2025 and December 31, 2024 include $69.6 and $76.5, respectively, related to WEPCo Environmental Trust)	3,217.4	3,339.7
Equity investment in transmission affiliates	2,268.8	2,108.9
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	1,016.4	968.5
Other	384.0	336.2
Long-term assets	47,293.6	44,451.5
Total assets	$49,808.9	$47,363.2

Liabilities and Equity
Current liabilities
Short-term debt	$1,260.6	$1,116.6
Current portion of long-term debt (September 30, 2025 and December 31, 2024 include $9.2 related to WEPCo Environmental Trust)	1,901.4	1,729.0
Accounts payable	917.0	1,137.1
Other	971.3	859.2
Current liabilities	5,050.3	4,841.9

Long-term liabilities
Long-term debt (September 30, 2025 and December 31, 2024 include $72.0 and $76.4, respectively, related to WEPCo Environmental Trust)	17,663.3	17,178.1
Finance lease obligations	364.2	303.3
Deferred income taxes	5,814.3	5,514.7
Deferred revenue, net	318.3	334.6
Regulatory liabilities	3,940.3	3,958.0
Intangible liabilities	595.0	566.8
Environmental remediation liabilities	438.2	445.8
AROs	623.2	580.0
Other	991.0	838.1
Long-term liabilities	30,747.8	29,719.4

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 325,294,252 and 317,680,855 shares outstanding, respectively	3.2	3.2
Additional paid in capital	5,105.8	4,315.8
Retained earnings	8,467.3	8,083.8
Accumulated other comprehensive loss	(7.9)	(7.8)
Common shareholders' equity	13,568.4	12,395.0

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	412.0	376.5
Total liabilities and equity	$49,808.9	$47,363.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2025	2024
Operating activities
Net income	$1,238.7	$1,071.2
Reconciliation to cash provided by operating activities
Depreciation and amortization	1,102.2	1,010.5
Deferred income taxes and ITCs, net	296.2	368.3
Contributions and payments related to pension and OPEB plans	(10.3)	(11.0)
Equity income in transmission affiliates, net of distributions	(17.5)	(29.3)
Change in –
Accounts receivable and unbilled revenues, net	368.0	324.0
Materials, supplies, and inventories	(29.4)	(14.7)
Prepaid taxes	89.4	49.4
Collateral on deposit	(27.0)	47.7
Other current assets	33.1	(1.8)
Accounts payable	(145.3)	(151.7)
Accrued interest	88.8	48.0
Other current liabilities	7.1	(75.2)
Other, net	(39.2)	(5.4)
Net cash provided by operating activities	2,954.8	2,630.0

Investing activities
Capital expenditures	(3,095.1)	(1,934.7)
Acquisition of Hardin III, net of cash acquired of $0.2	(406.1)	—
Acquisition of West Riverside	—	(97.9)
Capital contributions to transmission affiliates	(142.4)	(45.5)
Proceeds from the sale of investments held in rabbi trust	16.9	14.8
Reimbursement for ATC's transmission infrastructure upgrades	39.7	6.2
Other, net	16.5	3.9
Net cash used in investing activities	(3,570.5)	(2,053.2)

Financing activities
Exercise of stock options	37.6	13.4
Issuance of common stock, net	746.6	51.0
Purchase of common stock	(1.3)	(3.2)
Dividends paid on common stock	(857.4)	(791.2)
Issuance of long-term debt	1,944.6	2,672.4
Retirement of long-term debt	(1,285.9)	(837.5)
Change in commercial paper	141.7	(1,424.8)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	(28.1)
Payments for debt extinguishment and issuance costs	(28.9)	(30.7)
Other, net	(5.8)	(2.3)
Net cash provided by (used in) financing activities	691.2	(381.0)

Net change in cash, cash equivalents, and restricted cash	75.5	195.8
Cash, cash equivalents, and restricted cash at beginning of period	42.2	165.2
Cash, cash equivalents, and restricted cash at end of period	$117.7	$361.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$3.2	$4,315.8	$8,083.8	$(7.8)	$12,395.0	$30.4	$376.5	$12,801.9
Net income attributed to common shareholders	—	—	724.2	—	724.2	—	—	724.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.0	1.0
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	117.1	—	—	117.1	—	—	117.1
Common stock dividends of $0.8925 per share	—	—	(283.6)	—	(283.6)	—	—	(283.6)
Exercise of stock options	—	21.2	—	—	21.2	—	—	21.2
Purchase of common stock	—	(1.3)	—	—	(1.3)	—	—	(1.3)
Acquisition of noncontrolling interests	—	—	—	—	—	—	45.1	45.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation and other	—	3.3	—	—	3.3	—	—	3.3
Balance at March 31, 2025	$3.2	$4,456.1	$8,524.4	$(7.9)	$12,975.8	$30.4	$420.8	$13,427.0
Net income attributed to common shareholders	—	—	245.4	—	245.4	—	—	245.4
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(2.7)	(2.7)
Issuance of common stock, net	—	281.7	—	—	281.7	—	—	281.7
Common stock dividends of $0.8925 per share	—	—	(285.1)	—	(285.1)	—	—	(285.1)
Exercise of stock options	—	3.5	—	—	3.5	—	—	3.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	1.8	—	—	1.8	—	—	1.8
Balance at June 30, 2025	$3.2	$4,743.1	$8,484.7	$(7.9)	$13,223.1	$30.4	$416.6	$13,670.1
Net income attributed to common shareholders	—	—	271.3	—	271.3	—	—	271.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Issuance of common stock, net	—	347.8	—	—	347.8	—	—	347.8
Common stock dividends of $0.8925 per share	—	—	(288.7)	—	(288.7)	—	—	(288.7)
Exercise of stock options	—	12.9	—	—	12.9	—	—	12.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.2)	(3.2)
Stock-based compensation and other	—	2.0	—	—	2.0	—	—	2.0
Balance at September 30, 2025	$3.2	$5,105.8	$8,467.3	$(7.9)	$13,568.4	$30.4	$412.0	$14,010.8

09/30/2025 Form 10-Q	8	WEC Energy Group, Inc.

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2023	$3.2	$4,115.9	$7,612.8	$(7.7)	$11,724.2	$30.4	$316.9	$12,071.5
Net income attributed to common shareholders	—	—	622.3	—	622.3	—	—	622.3
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	19.2	—	—	19.2	—	—	19.2
Common stock dividends of $0.8350 per share	—	—	(263.5)	—	(263.5)	—	—	(263.5)
Exercise of stock options	—	3.7	—	—	3.7	—	—	3.7
Purchase of common stock	—	(2.0)	—	—	(2.0)	—	—	(2.0)
Purchase of additional ownership interest in Samson I from noncontrolling interest	—	4.3	—	—	4.3	—	(32.4)	(28.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	4.6	—	—	4.6	—	—	4.6
Balance at March 31, 2024	$3.2	$4,145.7	$7,971.6	$(7.8)	$12,112.7	$30.4	$283.0	$12,426.1
Net income attributed to common shareholders	—	—	211.3	—	211.3	—	—	211.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.6)	(1.6)
Issuance of common stock, net	—	19.0	—	—	19.0	—	—	19.0
Common stock dividends of $0.8350 per share	—	—	(263.7)	—	(263.7)	—	—	(263.7)
Exercise of stock options	—	1.0	—	—	1.0	—	—	1.0
Purchase of common stock	—	(1.2)	—	—	(1.2)	—	—	(1.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation and other	—	3.8	—	—	3.8	—	—	3.8
Balance at June 30, 2024	$3.2	$4,168.3	$7,919.2	$(7.8)	$12,082.9	$30.4	$281.1	$12,394.4
Net income attributed to common shareholders	—	—	240.1	—	240.1	—	—	240.1
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	12.8	—	—	12.8	—	—	12.8
Common stock dividends of $0.8350 per share	—	—	(264.0)	—	(264.0)	—	—	(264.0)
Exercise of stock options	—	8.7	—	—	8.7	—	—	8.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation and other	—	1.6	—	—	1.6	—	—	1.6
Balance at September 30, 2024	$3.2	$4,191.4	$7,895.3	$(7.9)	$12,082.0	$30.4	$278.8	$12,391.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2025 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2025

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2024. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of expected results for 2025 due to seasonal variations and other factors.

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

Acquisition of Electric Generation Facility in Wisconsin

In May 2024, WE completed the acquisition of 100 MWs of West Riverside's nameplate capacity for $97.9 million. West Riverside is a commercially operational dual-fueled combined-cycle generation facility in Beloit, Wisconsin. Prior to the acquisition, WPS received approval to transfer its ownership interest rights to WE. Including this acquisition, WE owns 200 MWs, or 27.5%, of West Riverside at a total cost of $193.2 million.

Acquisition of a Solar Generation Facility in Ohio

Upon commercial operation in February 2025, WECI completed the acquisition of a 90% ownership interest in Hardin III, a 250 MW solar generating facility located in Hardin County, Ohio for $406.1 million. The project has an offtake agreement for all of the energy

09/30/2025 Form 10-Q	10	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2025
Electric	$1,608.6	$—	$—	$1,608.6	$—	$—	$—		$1,608.6
Natural gas	179.5	185.2	47.9	412.6	10.4	—	(9.7)		413.3
Total regulated revenues	1,788.1	185.2	47.9	2,021.2	10.4	—	(9.7)		2,021.9
Other non-utility revenues	—	—	5.5	5.5	62.5	—	(1.6)		66.4
Total revenues from contracts with customers	1,788.1	185.2	53.4	2,026.7	72.9	—	(11.3)		2,088.3
Other operating revenues	3.5	(1.7)	(0.4)	1.4	120.4	—	(106.1)	(1)	15.7
Total operating revenues	$1,791.6	$183.5	$53.0	$2,028.1	$193.3	$—	$(117.4)		$2,104.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2024
Electric	$1,422.2	$—	$—	$1,422.2	$—	$—	$—		$1,422.2
Natural gas	163.7	168.0	48.4	380.1	10.4	—	(9.6)		380.9
Total regulated revenues	1,585.9	168.0	48.4	1,802.3	10.4	—	(9.6)		1,803.1
Other non-utility revenues	—	—	5.1	5.1	47.7	—	(1.6)		51.2
Total revenues from contracts with customers	1,585.9	168.0	53.5	1,807.4	58.1	—	(11.2)		1,854.3
Other operating revenues	4.1	5.6	(0.5)	9.2	105.0	—	(105.0)	(1)	9.2
Total operating revenues	$1,590.0	$173.6	$53.0	$1,816.6	$163.1	$—	$(116.2)		$1,863.5

09/30/2025 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2025
Electric	$4,231.7	$—	$—	$4,231.7	$—	$—	$—		$4,231.7
Natural gas	1,190.7	1,225.0	348.1	2,763.8	35.9	—	(33.7)		2,766.0
Total regulated revenues	5,422.4	1,225.0	348.1	6,995.5	35.9	—	(33.7)		6,997.7
Other non-utility revenues	—	—	16.4	16.4	182.1	—	(7.1)		191.4
Total revenues from contracts with customers	5,422.4	1,225.0	364.5	7,011.9	218.0	—	(40.8)		7,189.1
Other operating revenues	16.3	17.4	(2.1)	31.6	359.0	—	(316.7)	(1)	73.9
Total operating revenues	$5,438.7	$1,242.4	$362.4	$7,043.5	$577.0	$—	$(357.5)		$7,263.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2024
Electric	$3,756.0	$—	$—	$3,756.0	$—	$—	$—		$3,756.0
Natural gas	964.8	1,027.3	285.4	2,277.5	36.3	—	(34.6)		2,279.2
Total regulated revenues	4,720.8	1,027.3	285.4	6,033.5	36.3	—	(34.6)		6,035.2
Other non-utility revenues	—	—	15.0	15.0	159.1	—	(7.1)		167.0
Total revenues from contracts with customers	4,720.8	1,027.3	300.4	6,048.5	195.4	—	(41.7)		6,202.2
Other operating revenues	16.2	89.1	8.2	113.5	314.2	—	(314.2)	(1)	113.5
Total operating revenues	$4,737.0	$1,116.4	$308.6	$6,162.0	$509.6	$—	$(355.9)		$6,315.7

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Residential	$658.1	$592.4	$1,715.0	$1,534.2
Small commercial and industrial	498.8	457.9	1,343.2	1,233.2
Large commercial and industrial	318.8	284.1	814.9	726.6
Other	7.5	7.2	22.9	22.3
Total retail revenues	1,483.2	1,341.6	3,896.0	3,516.3
Wholesale	30.7	27.0	84.2	80.3
Resale	84.3	46.0	212.8	128.9
Steam	2.2	2.2	20.6	16.5
Other utility revenues	8.2	5.4	18.1	14.0
Total electric utility operating revenues	$1,608.6	$1,422.2	$4,231.7	$3,756.0

09/30/2025 Form 10-Q	12	WEC Energy Group, Inc.

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2025
Residential	$84.4	$115.9	$25.8	$226.1
Commercial and industrial	40.9	32.7	13.8	87.4
Total retail revenues	125.3	148.6	39.6	313.5
Transportation	20.1	43.5	6.8	70.4
Other utility revenues (1)	34.1	(6.9)	1.5	28.7
Total natural gas utility operating revenues	$179.5	$185.2	$47.9	$412.6

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2024
Residential	$76.8	$114.0	$24.5	$215.3
Commercial and industrial	30.8	32.0	10.7	73.5
Total retail revenues	107.6	146.0	35.2	288.8
Transportation	19.3	44.7	6.2	70.2
Other utility revenues (1)	36.8	(22.7)	7.0	21.1
Total natural gas utility operating revenues	$163.7	$168.0	$48.4	$380.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2025
Residential	$733.5	$808.7	$214.5	$1,756.7
Commercial and industrial	369.2	222.4	109.0	700.6
Total retail revenues	1,102.7	1,031.1	323.5	2,457.3
Transportation	76.0	201.0	27.9	304.9
Other utility revenues (1)	12.0	(7.1)	(3.3)	1.6
Total natural gas utility operating revenues	$1,190.7	$1,225.0	$348.1	$2,763.8

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2024
Residential	$599.3	$651.1	$166.0	$1,416.4
Commercial and industrial	275.8	180.5	80.9	537.2
Total retail revenues	875.1	831.6	246.9	1,953.6
Transportation	70.4	187.3	24.0	281.7
Other utility revenues (1)	19.3	8.4	14.5	42.2
Total natural gas utility operating revenues	$964.8	$1,027.3	$285.4	$2,277.5

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

09/30/2025 Form 10-Q	13	WEC Energy Group, Inc.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Renewable generation revenues	$54.7	$40.0	$156.6	$133.8
We Power revenues (1)	6.2	6.1	18.4	18.2
Appliance service revenues	5.5	5.1	16.4	15.0
Total other non-utility operating revenues	$66.4	$51.2	$191.4	$167.0

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Late payment charges	$10.4	$10.4	$38.1	$39.1
Alternative revenues (1)	(9.6)	(1.7)	(9.6)	71.1
Other	14.9	0.5	45.4	3.3
Total other operating revenues	$15.7	$9.2	$73.9	$113.5

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

09/30/2025 Form 10-Q	14	WEC Energy Group, Inc.

defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers to mitigate credit risk.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at September 30, 2025 and December 31, 2024, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
September 30, 2025
Accounts receivable and unbilled revenues	$893.9	$402.4	$54.4	$1,350.7	$40.8	$7.5	$1,399.0
Allowance for credit losses	48.7	76.6	4.2	129.5	—	—	129.5
Accounts receivable and unbilled revenues, net (1)	$845.2	$325.8	$50.2	$1,221.2	$40.8	$7.5	$1,269.5

Total accounts receivable, net – past due greater than 90 days (1)	$49.6	$56.6	$6.3	$112.5	$—	$—	$112.5
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.9%	100.0%	—%	91.7%	—%	—%	91.7%

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2024
Accounts receivable and unbilled revenues	$1,149.9	$535.6	$100.6	$1,786.1	$40.0	$6.0	$1,832.1
Allowance for credit losses	73.6	83.9	5.3	162.8	—	—	162.8
Accounts receivable and unbilled revenues, net (1)	$1,076.3	$451.7	$95.3	$1,623.3	$40.0	$6.0	$1,669.3

Total accounts receivable, net – past due greater than 90 days (1)	$51.8	$30.1	$2.5	$84.4	$—	$—	$84.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	93.8%	100.0%	—%	93.2%	—%	—%	93.2%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at September 30, 2025, $838.9 million, or 66.1%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. See Note 23, Regulatory Environment, for more information on PGL and NSG's UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and amounts recovered in rates.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended September 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at July 1, 2025	$52.3	$84.6	$5.3	$142.2
Provision for credit losses	21.8	11.6	(0.6)	32.8
Provision for credit losses deferred for future recovery or refund	(1.0)	(25.1)	—	(26.1)
Write-offs charged against the allowance	(35.7)	(12.2)	(5.0)	(52.9)
Recoveries of amounts previously written off	11.3	17.7	4.5	33.5
Balance at September 30, 2025	$48.7	$76.6	$4.2	$129.5

09/30/2025 Form 10-Q	15	WEC Energy Group, Inc.

Nine Months Ended September 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2025	$73.6	$83.9	$5.3	$162.8
Provision for credit losses	59.6	41.3	(0.1)	100.8
Provision for credit losses deferred for future recovery or refund	(14.0)	(39.4)	—	(53.4)
Write-offs charged against the allowance	(108.0)	(53.5)	(6.3)	(167.8)
Recoveries of amounts previously written off	37.5	44.3	5.3	87.1
Balance at September 30, 2025	$48.7	$76.6	$4.2	$129.5

On a consolidated basis, there was a $33.3 million decrease in the allowance for credit losses at September 30, 2025, compared to January 1, 2025. This decrease is largely driven by customer write-offs in Wisconsin in addition to a decrease in past due account balances in Wisconsin that we believe was related to a continued focus on collection efforts and lower energy bills in the spring and summer months, enabling customers to pay down their arrears. Also, the allowance for credit losses in Illinois was reduced based on the lower accounts receivable balance at the end of the period.

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

09/30/2025 Form 10-Q	16	WEC Energy Group, Inc.

NOTE 5—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2025 and December 31, 2024. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2024 Annual Report on Form 10-K.

(in millions)	September 30, 2025	December 31, 2024
Regulatory assets
Plant retirement related items	$783.8	$810.5
Pension and OPEB costs	616.5	684.9
Environmental remediation costs	522.7	570.1
Income tax related items	482.5	438.5
AROs	188.7	166.7
Uncollectible expense	117.4	151.5
Decoupling	101.8	110.0
System support resource	95.3	102.9
Securitization	69.6	76.5
Bluewater	43.0	57.7
Derivatives	38.7	38.2
Finance and operating leases	31.2	22.0
Energy efficiency programs	21.7	26.5
Electric transmission costs	20.5	0.4
Other, net	107.6	122.3
Total regulatory assets	$3,241.0	$3,378.7

Balance sheet presentation
Other current assets	$23.6	$39.0
Regulatory assets	3,217.4	3,339.7
Total regulatory assets	$3,241.0	$3,378.7

(in millions)	September 30, 2025	December 31, 2024
Regulatory liabilities
Income tax related items	$1,808.0	$1,825.4
Removal costs	1,552.3	1,458.2
Pension and OPEB benefits	292.0	308.5
Uncollectible expense	89.2	47.2
Energy costs refundable through rate adjustments	71.4	160.8
Derivatives	35.5	36.9
Revenue requirements of renewable generation facilities	21.5	44.2
MERC property tax tracker (1)	21.0	19.3
Other, net	110.4	102.8
Total regulatory liabilities	$4,001.3	$4,003.3

Balance sheet presentation
Other current liabilities	$61.0	$45.3
Regulatory liabilities	3,940.3	3,958.0
Total regulatory liabilities	$4,001.3	$4,003.3

(1)MERC defers as a regulatory asset or liability the difference between actual property tax expense and the amount included in rates until recovery or refund is authorized in a future rate proceeding.

09/30/2025 Form 10-Q	17	WEC Energy Group, Inc.

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 7-8

As a result of a PSCW approval in December 2022 for the acquisition and construction of Darien Solar Park, the retirement of OCPP Units 7 and 8 became probable. Subsequently, we have received PSCW approval for several other renewable and other projects and have also acquired additional projects. On June 25, 2025, we announced plans to extend the lives of OCPP Units 7 and 8, and expect to have the units available to meet high energy demand periods through the end of 2026. These units were originally scheduled to be retired at the end of 2025. The total net book value of WE's ownership share of OCPP Units 7 and 8 was $630.4 million at September 30, 2025, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Columbia Energy Center Units 1 and 2

As a result of a MISO ruling received in June 2021, retirement of the jointly-owned Columbia Units 1 and 2 became probable. Through June 30, 2025, Columbia Units 1 and 2 were expected to be retired by the end of 2029 and, therefore, met the criteria to be considered probable of abandonment.

In conjunction with our new capital plan, we and the other co-owners currently plan to continue coal operations at Columbia Units 1 and 2 through at least 2029, and continue to evaluate the conversion of both units to natural gas. As a result, at September 30, 2025, we and the other co-owners concluded that Columbia Units 1 and 2 (net book value of WPS's ownership share of Columbia Units 1 and 2 was $239.9 million at September 30, 2025, which does not include deferred taxes) no longer meet the criteria necessary to be considered probable of abandonment.

At September 30, 2025, these units continue to be included in rate base, and WPS continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

Samson Solar Energy LLC and Delilah Solar Energy LLC – Storm Damage

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

In addition, in March 2025, both our Samson I and Delilah I solar facilities experienced damage from a storm. In the second quarter of 2025, we recognized an impairment loss within other operation and maintenance expense on our income statement in the amount of $8.8 million, related to damage incurred associated with the March 2025 storm. The impairment loss associated with the March 2025 storm was increased from $8.8 million to $12.0 million in the third quarter of 2025 as a result of ongoing damage assessment.

09/30/2025 Form 10-Q	18	WEC Energy Group, Inc.

NOTE 7—COMMON EQUITY

Stock-Based Compensation

During the nine months ended September 30, 2025, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

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

In August 2024, we entered into an EDA, under which we may offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $1.5 billion through an at-the-market offering program, which includes an equity forward sales component. We may offer and sell our common shares through the sales agents party to the EDA during the term of the agreement. The EDA will terminate upon the earliest of (i) the sale of all common stock subject to the EDA, (ii) termination of the EDA pursuant to its terms, or (iii) August 31, 2027. Actual sales of common stock under the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold will be done pursuant to our registration statement on Form S-3 filed with the SEC on August 5, 2024 and the related prospectus supplement. As of September 30, 2025, we had issued 7,610,457 shares of common stock under the EDA and received proceeds of $797.3 million, which is net of $9.2 million of commissions and other fees. We have not entered into any forward sale agreements.

We had the following changes to our outstanding common stock during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Common stock shares outstanding at beginning of period	321,866,395	316,079,401	317,680,855	315,434,531
Shares issued:
At-the-market offering program	3,075,416	—	6,579,783	—
Stock-based compensation	196,997	137,936	587,111	300,602
401(k)	70,200	38,400	185,300	285,000
Stock investment plan	85,244	98,709	261,203	334,313
Common stock shares outstanding at end of period	325,294,252	316,354,446	325,294,252	316,354,446

09/30/2025 Form 10-Q	19	WEC Energy Group, Inc.

On October 16, 2025, our Board of Directors declared a quarterly cash dividend of $0.8925 per share, payable on December 1, 2025, to shareholders of record on November 14, 2025.

Earnings Per Share

The following table shows the computation of our basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Numerator:
Net income attributed to common shareholders	$271.3	$240.1	$1,240.9	$1,073.7

Denominator:
Weighted average basic shares outstanding	323.5	316.2	320.7	315.9
Dilutive effect of stock-based compensation awards	0.5	0.3	0.5	0.3
Dilutive effect of convertible senior notes	1.6	—	1.2	—
Weighted average diluted shares	325.6	316.5	322.4	316.2

Basic EPS	$0.84	$0.76	$3.87	$3.40
Diluted EPS	$0.83	$0.76	$3.85	$3.40

NOTE 8—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2025	December 31, 2024
Commercial paper
Amount outstanding	$1,256.1	$1,114.4
Weighted-average interest rate on amounts outstanding	4.25%	4.63%
Operating expense loans
Amount outstanding (1)	$4.5	$2.2

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, Jayhawk, and Samson I have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2025 was $1,042.3 million with a weighted-average interest rate during the period of 4.57%.

09/30/2025 Form 10-Q	20	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	September 30, 2025
WEC Energy Group (1) (2)	August 2030	$1,700.0
WE (1)	August 2030	800.0
PGL (1)	August 2030	600.0
WPS (1)	August 2030	450.0
WG (3)	August 2030	350.0
Total short-term credit capacity		$3,900.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,256.1
Available capacity under existing agreements		$2,641.6

(1)In August 2025, the capacity of the credit facilities for each of WEC Energy Group, WE, PGL, and WPS were increased to $1,700.0 million, $800.0 million, $600.0 million, and $450.0 million, respectively, and the maturity for each facility was extended to August 2030.

(2)In August 2025, WEC Energy Group terminated its $200.0 million bilateral credit facility.

(3)In August 2025, WG extended the maturity of its credit facility to August 2030.

NOTE 9—LONG-TERM DEBT

WEC Energy Group, Inc.

In June 2025, the remaining $120.0 million outstanding of our 3.55% Senior Notes, due June 15, 2025, matured, and principal and accrued interest were paid with proceeds received from issuing commercial paper.

In September, our $500.0 million of 5.00% Senior Notes due September 27, 2025, matured, and principal and accrued interest were paid with proceeds received from issuing commercial paper.

Convertible Senior Notes

In June 2025, we issued $900.0 million of 2028 Notes. The 2028 Notes are senior unsecured obligations and bear interest at an annual rate of 3.375%, payable semiannually beginning on December 1, 2025. Proceeds from the offering were used to repay short-term debt and for other general corporate purposes.

The 2028 Notes will mature on June 1, 2028, unless earlier converted or repurchased in accordance with their terms. No sinking fund is provided for the 2028 Notes. Upon the occurrence of a fundamental change, as defined in the related indenture, holders may require us to repurchase for cash all or any portion of their 2028 Notes. We may not redeem the 2028 Notes prior to their maturity date. Any fundamental change repurchases of the 2028 Notes will be at a price equal to 100% of the principal amount, plus accrued and unpaid interest.

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

09/30/2025 Form 10-Q	21	WEC Energy Group, Inc.

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

As of September 30, 2025, the conditions allowing holders to convert their notes were not met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes, 2028 Notes, and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of September 30, 2025:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(5.5)	$857.0	$1,034.6
2028 Notes	900.0	(9.4)	890.6	928.3
2029 Notes	862.5	(7.3)	855.2	1,056.6

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 13, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes, 2028 Notes, and 2029 Notes:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
2027 Notes
Contractual interest expense	$9.4	$9.4	$28.3	$12.9
Amortization of debt issuance costs	0.8	0.8	2.5	1.1
Total interest expense – 2027 Notes	10.2	10.2	30.8	14.0

2028 Notes
Contractual interest expense	7.6	—	9.4	—
Amortization of debt issuance costs	0.6	—	0.9	—
Total interest expense – 2028 Notes	$8.2	$—	$10.3	$—

2029 Notes
Contractual interest expense	9.4	9.4	28.3	12.9
Amortization of debt issuance costs	0.5	0.5	1.5	0.7
Total interest expense – 2029 Notes	$9.9	$9.9	$29.8	$13.6

Wisconsin Electric Power Company

In June 2025, WE's $250.0 million of 3.10% Debentures, due June 1, 2025, matured, and outstanding principal and accrued interest were paid with proceeds received from issuing commercial paper.

In September 2025, WE issued $500.0 million of 4.15% Debentures, due October 15, 2030, and used the net proceeds to repay short-term debt and for other general corporate purposes.

09/30/2025 Form 10-Q	22	WEC Energy Group, Inc.

Wisconsin Gas LLC

In September 2025, WG issued $175.0 million of 4.70% Debentures, due October 1, 2030, and $125.0 million of 5.39% Debentures, due October 1, 2035, and used the net proceeds to repay $200.0 million of WG's 3.53% Debentures that matured on September 30, 2025 and to repay short-term debt and for other general limited liability company purposes.

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

Upper Michigan Energy Resources Corporation

In August 2025, UMERC issued $80.0 million of 5.31% Senior Notes, due August 14, 2030, and $40.0 million of 5.93% Senior Notes, due August 14, 2035, and used the net proceeds to repay intercompany short-term debt to its parent, WEC Energy Group, and for other general corporate purposes.

NOTE 10—LEASES

Obligations Under Operating Leases

In February 2025, WECI closed on its acquisition of a 90% ownership interest in Hardin III, a solar generating facility. Related to its investment in Hardin III, WECI acquired several land leases that commenced in the first quarter of 2025. An amendment related to a revised lease term was signed during the third quarter of 2025 that resulted in an insignificant remeasurement of the lease liability and the right of use asset. See Note 2, Acquisitions, for more information on this project.

The land leases related to Hardin III have terms consisting of either 1) an initial term of 25 years with an option for an additional 25-year extension or 2) an initial term of 35 years with an option for a 15-year extension. We expect the optional extensions to be exercised, and, as a result, these land leases are being amortized over the extended terms of the leases. Our total obligation under these land-related operating leases was $29.6 million at September 30, 2025, and was included in other long-term liabilities on our balance sheet. Our operating lease right of use assets were $28.8 million as of September 30, 2025, and were included in other long-term assets on our balance sheet. Our weighted-average discount rate for these land-related operating leases was 6.32%. We used an estimate of the fully collateralized incremental borrowing rates based upon information available for similarly rated companies in determining the present value of lease payments.

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

Our total obligation under the High Noon finance leases was $65.9 million at September 30, 2025, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to High Noon was $66.3 million as of September 30, 2025, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for the High

09/30/2025 Form 10-Q	23	WEC Energy Group, Inc.

Noon finance leases was 6.45%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of September 30, 2025, were as follows:

(in millions)	Operating Leases	Finance Leases
Three Months Ended December 31, 2025	$—	$0.9
2026	1.5	1.4
2027	1.5	1.8
2028	1.5	3.6
2029	1.6	3.7
2030	1.6	3.8
Thereafter	113.6	290.8
Total minimum lease payments	121.3	306.0
Less: Interest	(91.7)	(240.1)
Present value of minimum lease payments	29.6	65.9
Less: Short-term lease liabilities	—	—
Long-term lease liabilities	$29.6	$65.9

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2025	December 31, 2024
Materials and supplies	$395.6	$412.5
Natural gas in storage	358.4	300.2
Fossil fuel	88.8	100.5
Total	$842.8	$813.2

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2025, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

Substantially all other materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

09/30/2025 Form 10-Q	24	WEC Energy Group, Inc.

NOTE 12—INCOME TAXES

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$64.3	21.0%	$57.0	21.0%
State income taxes net of federal tax benefit	18.5	6.0%	16.9	6.2%
PTCs, net	(33.4)	(10.9)%	(33.7)	(12.4)%
Federal excess deferred tax amortization	(6.5)	(2.1)%	(5.8)	(2.1)%
AFUDC-Equity	(4.6)	(1.5)%	(1.3)	(0.5)%
Other, net	(3.9)	(1.2)%	(1.5)	(0.5)%
Total income tax expense	$34.4	11.3%	$31.6	11.7%

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Statutory federal income tax	$284.7	21.0%	$259.2	21.0%
State income taxes net of federal tax benefit	82.2	6.1%	75.9	6.2%
PTCs, net	(194.0)	(14.3)%	(143.9)	(11.7)%
Federal excess deferred tax amortization	(32.0)	(2.4)%	(26.1)	(2.1)%
AFUDC-Equity	(15.8)	(1.2)%	(9.4)	(0.8)%
Other, net	(10.5)	(0.7)%	5.2	0.5%
Total income tax expense	$114.6	8.5%	$160.9	13.1%

The effective tax rates for the three and nine months ended September 30, 2025 and 2024, differ from the United States statutory federal income tax rate of 21%, primarily due to PTCs generated from ownership interests in renewable generation facilities in our non-utility energy infrastructure and Wisconsin segments and the impact of the deferred tax benefits associated with the Tax Legislation, as discussed in more detail below. These items were partially offset by state income taxes.

The Tax Legislation required our regulated utilities to remeasure their deferred income taxes, and we began to amortize the resulting excess protected deferred income taxes beginning in 2018 in accordance with normalization requirements (see federal excess deferred tax amortization lines above).

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, we entered into agreements in October 2024, April 2025, and September 2025, to sell the majority of the PTCs we generate in 2025 and 2026 to third parties. In May 2025, we entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. In September 2025, we entered into an agreement to sell substantially all of the ITCs we generate in 2025 to third parties. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

In April 2023, the IRS issued Revenue Procedure 2023-15, which provides a safe harbor method of accounting that taxpayers may use to determine whether expenses to repair, maintain, replace, or improve natural gas transmission and distribution property must be capitalized for tax purposes. We adopted the safe harbor method of accounting for certain of our utilities on our 2023 tax return and adopted the safe harbor method of accounting for our remaining utilities on our 2024 tax return, which increased our deferred tax liabilities.

NOTE 13—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

09/30/2025 Form 10-Q	25	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$6.1	$21.4	$—	$27.5
FTRs and TCRs	—	—	10.7	10.7
Total derivative assets	$6.1	$21.4	$10.7	$38.2

Investments held in rabbi trust	$41.0	$—	$—	$41.0

Derivative liabilities
Natural gas contracts	$17.1	$10.1	$—	$27.2
FTRs and TCRs	—	—	0.1	0.1
Total derivative liabilities	$17.1	$10.1	$0.1	$27.3

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$19.6	$13.7	$—	$33.3
FTRs and TCRs	—	—	7.8	7.8
Total derivative assets	$19.6	$13.7	$7.8	$41.1

Investments held in rabbi trust	$52.1	$—	$—	$52.1

Derivative liabilities
Natural gas contracts	$7.1	$6.8	$—	$13.9

09/30/2025 Form 10-Q	26	WEC Energy Group, Inc.

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

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended September 30, 2025 and 2024, the net unrealized gains included in earnings related to the investments held at the end of the period were $3.0 million and $2.7 million, respectively. For the nine months ended September 30, 2025 and 2024, the net unrealized gains included in earnings related to the investments held at the end of the period were $4.9 million and $7.9 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Balance at the beginning of the period	$19.0	$20.8	$7.8	$7.2
Purchases	—	0.7	23.7	27.5
Net realized and unrealized gains (losses) included in earnings (1)	(0.1)	0.5	(0.1)	(0.5)
Settlements	(8.3)	(10.0)	(20.8)	(22.2)
Balance at the end of the period	$10.6	$12.0	$10.6	$12.0
Net unrealized gains (losses) included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$(0.1)	$0.2	$(0.1)	$0.1

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized gains and losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$22.2	$30.4	$21.2
Long-term debt, including current portion	19,564.7	19,248.1	18,907.1	17,840.8

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

09/30/2025 Form 10-Q	27	WEC Energy Group, Inc.

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

	September 30, 2025		December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$26.8	$26.3	$29.2	$13.9
FTRs and TCRs	10.7	0.1	7.8	—
Total current	37.5	26.4	37.0	13.9

Long-term
Natural gas contracts	0.7	0.9	4.1	—

Total	$38.2	$27.3	$41.1	$13.9

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

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	37.6 Dth	$(13.6)	38.6 Dth	$(24.0)
FTRs and TCRs	6.8 MWh	6.6	7.9 MWh	4.0
Total		$(7.0)		$(20.0)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	146.4 Dth	$(9.0)	154.5 Dth	$(110.7)
FTRs and TCRs	21.2 MWh	11.4	23.1 MWh	7.6
Total		$2.4		$(103.1)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2025 and December 31, 2024, we had posted cash collateral of $43.0 million and $16.0 million, respectively. These amounts were recorded on our balance sheets in other current assets. At December 31, 2024, we had also received cash collateral of $4.2 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2025			December 31, 2024
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets		Derivative Liabilities
Gross amount recognized on the balance sheet	$38.2	$27.3		$41.1		$13.9
Gross amount not offset on the balance sheet	(9.2)	(20.3)	(1)	(11.5)	(2)	(7.3)
Net amount	$29.0	$7.0		$29.6		$6.6

(1)Includes cash collateral posted of $11.1 million.

(2)Includes cash collateral received of $4.2 million.

09/30/2025 Form 10-Q	28	WEC Energy Group, Inc.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three and nine months ended September 30, 2025 and 2024 were not significant. At September 30, 2025, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at September 30, 2025	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$187.8	$30.9	$30.0	$126.9
Surety bonds (2)	46.4	23.3	23.1	—
Other guarantees (3)	10.5	—	—	10.5
Total guarantees	$244.7	$54.2	$53.1	$137.4

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

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Service cost	$5.2	$6.1	$15.7	$18.2
Interest cost	29.6	29.2	89.0	87.5
Expected return on plan assets	(43.8)	(45.5)	(131.5)	(136.6)
Loss (gain) on plan settlement	(0.7)	0.7	(0.7)	0.7
Amortization of prior service credit	—	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	9.0	14.9	32.1	44.6
Net periodic benefit cost (credit)	$(0.7)	$5.3	$4.5	$14.3

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Service cost	$2.9	$2.7	$8.5	$8.1
Interest cost	6.4	5.6	19.2	17.0
Expected return on plan assets	(13.6)	(13.2)	(40.7)	(39.5)
Amortization of prior service credit	(1.4)	(3.3)	(6.4)	(10.1)
Amortization of net actuarial gain	(2.2)	(1.9)	(5.9)	(5.7)
Net periodic benefit credit	$(7.9)	$(10.1)	$(25.3)	$(30.2)

09/30/2025 Form 10-Q	29	WEC Energy Group, Inc.

During the nine months ended September 30, 2025, we made contributions and payments of $9.1 million related to our pension plans and $1.2 million related to our OPEB plans. We expect to make contributions and payments of $3.0 million related to our pension plans and $1.2 million related to our OPEB plans during the remainder of 2025, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Effective January 1, 2023, the PSCW approved escrow accounting for pension and OPEB costs. As of September 30, 2025 and December 31, 2024, our balance sheets included regulatory assets of $5.8 million and $24.9 million, respectively, for pension costs and $23.3 million and $38.2 million, respectively, for OPEB costs. In accordance with our December 2024 PSCW rate orders, we began amortizing these regulatory assets in 2025. We continue to utilize escrow accounting for our current pension and OPEB costs. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets.

NOTE 17—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at September 30, 2025. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2025.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of September 30, 2025.

During the third quarter of 2025, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2025. No impairments resulted from these tests.

Other Indefinite-Lived Intangible Assets

At both September 30, 2025 and December 31, 2024, we had $29.3 million of indefinite-lived intangible assets, largely consisting of spectrum frequencies. The spectrum frequencies enable our utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. These indefinite-lived intangible assets are included in other long-term assets on our balance sheets.

Finite-Lived Intangible Asset

At September 30, 2025 and December 31, 2024, we had a finite-lived intangible asset with a gross carrying amount of $18.8 million and $13.0 million, respectively, related to a PPA for Maple Flats Solar Energy Center acquired by WECI in November 2024. The PPA will be amortized over a useful life of 15 years and expires in 2039. At September 30, 2025 and December 31, 2024, accumulated amortization related to the intangible asset was not material. This finite-lived intangible asset is included in other long-term assets on our balance sheet. Amortization expense related to the intangible asset was not material for the three and nine months ended September 30, 2025. Amortization expense to be recorded as a decrease to operating revenues is expected to be $1.3 million in each of the next five years.

09/30/2025 Form 10-Q	30	WEC Energy Group, Inc.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$751.2	$(162.0)	$589.2	$679.6	$(119.3)	$560.3
Proxy revenue swap (2)	7.2	(4.8)	2.4	7.2	(4.2)	3.0
Interconnection agreements (3)	4.7	(1.3)	3.4	4.7	(1.2)	3.5
Total intangible liabilities	$763.1	$(168.1)	$595.0	$691.5	$(124.7)	$566.8

(1)    Represents PPAs related to the acquisition of Blooming Grove Wind Energy Center LLC, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, Sapphire Sky Wind Energy LLC, Delilah I, and Hardin III expiring between 2030 and 2040. The weighted-average remaining useful life of the PPAs is 10 years. See Note 2, Acquisitions, for more information on the acquisition of Hardin III in 2025.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream Wind Energy LLC's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is three years.

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

Amortization related to these intangible liabilities for the three and nine months ended September 30, 2025, was $14.7 million and $43.4 million, respectively. Amortization related to these intangible liabilities for the three and nine months ended September 30, 2024, was $13.4 million and $40.2 million, respectively. Amortization for the next five years, including amounts recorded through September 30, 2025, is estimated to be:

	For the Years Ending December 31
(in millions)	2025	2026	2027	2028	2029
Amortization to be recorded as an increase to operating revenues	$57.9	$59.9	$59.9	$59.9	$59.9
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

09/30/2025 Form 10-Q	31	WEC Energy Group, Inc.

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

	Three Months Ended September 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,177.5	$22.6	$2,200.1
Add: Earnings from equity method investment	54.2	0.6	54.8
Add: Capital contributions	54.6	—	54.6
Less: Distributions	40.7	—	40.7
Balance at end of period	$2,245.6	$23.2	$2,268.8

	Three Months Ended September 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,029.7	$26.1	$2,055.8
Add: Earnings from equity method investment	46.1	0.6	46.7
Add: Capital contributions	15.2	—	15.2
Less: Distributions	37.0	—	37.0
Add: Other	0.1	—	0.1
Balance at end of period	$2,054.1	$26.7	$2,080.8

	Nine Months Ended September 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,085.1	$23.8	$2,108.9
Add: Earnings from equity method investment	154.5	5.8	160.3
Add: Capital contributions	142.4	—	142.4
Less: Distributions	136.4	6.4	142.8
Balance at end of period	$2,245.6	$23.2	$2,268.8

	Nine Months Ended September 30, 2024
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$1,980.8	$25.1	$2,005.9
Add: Earnings from equity method investment	136.7	1.6	138.3
Add: Capital contributions	45.5	—	45.5
Less: Distributions	109.0	—	109.0
Add: Other	0.1	—	0.1
Balance at end of period	$2,054.1	$26.7	$2,080.8

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Charges to ATC for services and construction	$4.2	$4.5	$13.7	$15.5
Charges from ATC for network transmission services	116.8	103.4	350.2	309.9
Refund from ATC related to FERC ROE orders	2.1	—	3.8	—

09/30/2025 Form 10-Q	32	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	September 30, 2025	December 31, 2024
Accounts receivable for services provided to ATC	$1.7	$1.4
Accounts payable for services received from ATC	38.4	34.4
Amounts due from ATC for transmission infrastructure upgrades (1)	20.9	54.5

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's, WPS's, and UMERC's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2025	2024	2025	2024
Income statement data
Operating revenues	$245.1	$221.4	$721.2	$651.6
Operating expenses	116.9	110.1	351.2	324.1
Other expense, net	41.4	36.4	123.2	107.4
Net income	$86.8	$74.9	$246.8	$220.1

(in millions)	September 30, 2025	December 31, 2024
Balance sheet data
Current assets	$141.5	$126.6
Noncurrent assets	7,348.8	6,792.6
Total assets	$7,490.3	$6,919.2

Current liabilities	$772.6	$482.4
Long-term debt	3,031.6	3,083.4
Other noncurrent liabilities	613.1	545.0
Members' equity	3,073.0	2,808.4
Total liabilities and members' equity	$7,490.3	$6,919.2

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

Our CODM allocates resources, such as employees, as well as financial and capital resources, to our segments during the annual review of budgets and the capital plan. Our CODM also reviews and revises the resources throughout the year during the monthly forecasting process in order to make timely decisions that align with our overall corporate strategy. The CODM uses each segment's net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the ROE earned for each utility within the various utility segments.

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

At September 30, 2025, we reported six segments, which are described below. All of our operations are located within the United States.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

09/30/2025 Form 10-Q	33	WEC Energy Group, Inc.

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

09/30/2025 Form 10-Q	34	WEC Energy Group, Inc.

The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2025 and 2024:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2025
External revenues	$1,791.6	$183.5	$53.0	$2,028.1	$—	$75.9	$—	$—	$2,104.0
Intersegment revenues	—	—	—	—	—	117.4	—	(117.4)	—
Fuel and purchased power	502.4	—	—	502.4	—	—	—	—	502.4
Cost of natural gas sold	75.8	21.4	17.5	114.7	—	0.8	—	(9.8)	105.7
Other operation and maintenance	443.7	108.0	23.6	575.3	—	34.6	(3.2)	(1.6)	605.1
Depreciation and amortization	255.7	65.0	12.5	333.2	—	60.6	5.2	(25.6)	373.4
Property and revenue taxes	44.5	11.4	6.6	62.5	—	5.3	—	—	67.8
Equity in earnings of transmission affiliates	—	—	—	—	54.8	—	—	—	54.8
Other income, net (1)	25.0	2.1	0.1	27.2	—	0.8	3.7	(7.9)	23.8
Interest expense	158.9	21.8	5.0	185.7	4.8	30.5	90.9	(88.3)	223.6
Income tax expense (benefit)	54.0	(11.5)	(3.2)	39.3	12.7	(24.2)	6.6	—	34.4
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.4	—	—	1.4
Net income (loss) attributed to common shareholders	$281.3	$(30.5)	$(8.9)	$241.9	$37.3	$87.9	$(95.8)	$—	$271.3

Other Segment Disclosures
Three Months Ended September 30, 2025
Capital expenditures and asset acquisitions	$1,376.0	$93.9	$29.5	$1,499.4	$—	$58.3	$6.9	$—	$1,564.6
Balance at September 30, 2025
Equity method investments	17.3	—	—	17.3	2,268.8	—	55.3	—	2,341.4
Total assets (2)	32,467.2	8,049.4	1,651.7	42,168.3	2,268.8	7,809.9	1,199.4	(3,637.5)	49,808.9

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at September 30, 2025 reflect an elimination of $2,613.4 million for all lease activity between We Power and WE.

09/30/2025 Form 10-Q	35	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2024
External revenues	$1,590.0	$173.6	$53.0	$1,816.6	$—	$46.9	$—	$—	$1,863.5
Intersegment revenues	—	—	—	—	—	116.2	—	(116.2)	—
Fuel and purchased power	433.9	—	—	433.9	—	—	—	—	433.9
Cost of natural gas sold	61.4	17.8	16.9	96.1	—	0.4	—	(9.6)	86.9
Other operation and maintenance	403.5	126.5	22.6	552.6	—	19.1	(3.3)	(1.6)	566.8
Depreciation and amortization	232.4	63.9	12.0	308.3	—	49.2	5.6	(22.6)	340.5
Property and revenue taxes	32.8	12.2	2.6	47.6	—	4.0	0.1	—	51.7
Equity in earnings of transmission affiliates	—	—	—	—	46.7	—	—	—	46.7
Other income, net (1)	35.7	1.5	0.2	37.4	—	0.2	13.7	(7.3)	44.0
Interest expense	160.3	22.3	4.1	186.7	4.8	23.4	79.0	(89.7)	204.2
Income tax expense (benefit)	63.3	(19.0)	(1.3)	43.0	10.2	(16.0)	(5.6)	—	31.6
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.8	—	—	1.8
Net income (loss) attributed to common shareholders	$237.8	$(48.6)	$(3.7)	$185.5	$31.7	$85.0	$(62.1)	$—	$240.1

Other Segment Disclosures
Three Months Ended September 30, 2024
Capital expenditures and asset acquisitions	$659.5	$86.6	$32.6	$778.7	$—	$9.0	$8.3	$—	$796.0
Balance at September 30, 2024
Equity method investments	15.5	—	—	15.5	2,080.8	—	67.5	—	2,163.8
Total assets (2)	29,887.4	7,893.9	1,553.1	39,334.4	2,085.4	6,210.0	1,144.6	(3,577.9)	45,196.5

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at September 30, 2024 reflect an elimination of $2,687.6 million for all lease activity between We Power and WE.

09/30/2025 Form 10-Q	36	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2025
External revenues	$5,438.7	$1,242.4	$362.4	$7,043.5	$—	$219.5	$—	$—	$7,263.0
Intersegment revenues	—	—	—	—	—	357.5	—	(357.5)	—
Fuel and purchased power	1,284.5	—	—	1,284.5	—	—	—	—	1,284.5
Cost of natural gas sold	582.7	339.1	165.1	1,086.9	—	6.6	—	(33.7)	1,059.8
Other operation and maintenance	1,274.8	367.3	76.2	1,718.3	—	107.6	(9.5)	(7.1)	1,809.3
Depreciation and amortization	749.5	194.2	37.0	980.7	—	179.6	16.2	(74.3)	1,102.2
Property and revenue taxes	135.0	44.6	19.9	199.5	—	15.6	0.1	—	215.2
Equity in earnings of transmission affiliates	—	—	—	—	160.3	—	—	—	160.3
Other income, net (1)	62.4	6.5	0.3	69.2	—	2.2	20.3	(23.3)	68.4
Interest expense	478.6	67.1	14.0	559.7	14.5	92.6	266.3	(265.7)	667.4
Income tax expense (benefit)	171.5	66.4	12.8	250.7	36.0	(98.7)	(73.4)	—	114.6
Preferred stock dividends of subsidiary	0.9	—	—	0.9	—	—	—	—	0.9
Net loss attributed to noncontrolling interests	—	—	—	—	—	3.1	—	—	3.1
Net income (loss) attributed to common shareholders	$823.6	$170.2	$37.7	$1,031.5	$109.8	$279.0	$(179.4)	$—	$1,240.9

Other Segment Disclosures
Capital expenditures and asset acquisitions	$2,692.4	$219.3	$84.5	$2,996.2	$—	$490.4	$14.6	$—	$3,501.2

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

09/30/2025 Form 10-Q	37	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2024
External revenues	$4,737.0	$1,116.4	$308.6	$6,162.0	$—	$153.7	$—	$—	$6,315.7
Intersegment revenues	—	—	—	—	—	355.9	—	(355.9)	—
Fuel and purchased power	1,115.4	—	—	1,115.4	—	—	—	—	1,115.4
Cost of natural gas sold	444.9	254.3	131.5	830.7	—	6.1	—	(34.6)	802.2
Other operation and maintenance	1,182.6	336.1	67.8	1,586.5	—	62.3	(10.7)	(7.1)	1,631.0
Depreciation and amortization	685.3	191.1	34.9	911.3	—	147.9	16.6	(65.3)	1,010.5
Property and revenue taxes	125.0	41.9	15.1	182.0	—	12.5	0.2	—	194.7
Equity in earnings of transmission affiliates	—	—	—	—	138.3	—	—	—	138.3
Other income, net (1)	101.4	5.7	0.3	107.4	—	0.4	41.7	(20.8)	128.7
Interest expense	475.4	70.8	12.1	558.3	14.5	71.6	222.1	(269.7)	596.8
Income tax expense (benefit)	172.6	63.3	12.0	247.9	30.6	(59.6)	(58.0)	—	160.9
Preferred stock dividends of subsidiary	0.9	—	—	0.9	—	—	—	—	0.9
Net loss attributed to noncontrolling interests	—	—	—	—	—	3.4	—	—	3.4
Net income (loss) attributed to common shareholders	$636.3	$164.6	$35.5	$836.4	$93.2	$272.6	$(128.5)	$—	$1,073.7

Other Segment Disclosures
Capital expenditures and asset acquisitions	$1,644.5	$256.2	$82.2	$1,982.9	$—	$33.7	$16.0	$—	$2,032.6

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

09/30/2025 Form 10-Q	38	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	September 30, 2025	December 31, 2024
Assets
Other current assets (restricted cash)	$4.5	$1.5
Regulatory assets	69.6	76.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.2	9.2
Other current liabilities (accrued interest)	0.4	0.1
Long-term debt	72.0	76.4

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At September 30, 2025 and December 31, 2024, our equity investment in ATC was $2,245.6 million and $2,085.1 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At September 30, 2025 and December 31, 2024, our equity investment in ATC Holdco was $23.2 million and $23.8 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 18, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

09/30/2025 Form 10-Q	39	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of September 30, 2025, including those of our subsidiaries, were approximately $9.6 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, fine PM2.5, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort. The EPA announced that, in total, it expects to take 31 deregulatory actions that will likely take multiple years to complete. Of these 31 deregulatory actions, the actions that would apply to us include those impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and any such actions are likely to be subject to legal challenges. We continue to monitor and evaluate potential risks and benefits to us, depending on the actions ultimately taken.

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

09/30/2025 Form 10-Q	40	WEC Energy Group, Inc.

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

In June 2025, the EPA announced a proposed rule to repeal the 2024 Final Action on the basis that it imposed large compliance costs and raised technical feasibility concerns. Currently, the EPA is reviewing comments it received on the proposed rule.

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

The most recent attainment evaluation date was in August 2024. The moderate attainment deadline was not met, so in December 2024 the EPA published a final determination reclassifying the nonattainment areas in Wisconsin to a "serious" classification effective January 16, 2025. The Wisconsin Department of Justice filed a petition in February 2025 for review of the reclassification to "serious."

In September 2025, the United States Court of Appeals for the Seventh Circuit granted the State of Wisconsin's motion to stay the reclassification until further notice. This means that Southeast Wisconsin has returned to "moderate" status while the underlying lawsuit proceeds.

A nonattainment status of "serious" could have a material adverse effect on future permitting activities for our facilities in applicable locations, including additional costs associated with more strenuous emission control requirements or the need to purchase additional emission reduction credits.

09/30/2025 Form 10-Q	41	WEC Energy Group, Inc.

Particulate Matter

All counties within our service territories are in attainment with current 2012 standards for fine PM2.5. Under the former presidential administration's policy review, the EPA concluded that the scientific evidence and information from a December 2020 review of the 2012 standards supported revising the level of the annual standard for the PM2.5 NAAQS to below the current level of 12 µg/m3, while retaining the 24-hour standard of 35 µg/m3. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS to 9 µg/m3. The secondary (welfare-based) PM2.5 standard and 24-hour standards (both primary and secondary) remain unchanged. The EPA has until February 2026 to designate areas as attainment and nonattainment with the new standard. The WDNR will need to draft and submit a SIP for the EPA's approval. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect this new standard to have a material impact on our units. In March 2025, the EPA announced plans to reconsider the 2024 PM2.5 NAAQS. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

Climate Change

Pursuant to the final GHG Power Plant Rule, there are no applicable standards for coal plants until the end of 2031. Thereafter, the applicable standard is dependent upon the unit's retirement date. Coal-fired units that are planned to refuel to natural gas-fired units must convert to natural gas and no longer retain the capability to burn coal by the end of 2029. For new combined cycle natural gas plants above a 40% capacity factor, the rule is dependent upon the implementation of carbon capture by the end of 2031. For new simple-cycle natural gas-fired CTs, there are no applicable limits as long as the capacity factor is less than 20%. Our RICE units in Michigan and the Weston RICE units are not affected under the rule because the rule excludes RICE units that are less than 25 MWs. Numerous parties have challenged the GHG Power Plant Rule through litigation pending in the D.C. Circuit Court of Appeals.

In March 2024, the EPA announced it had removed regulations on existing natural gas CTs from the rule. At that time, the EPA indicated it would work on new rulemaking phases, focusing on CO2 emissions, as well as NOx and hazardous air pollutants (formaldehyde) emissions. In November 2024, the EPA released the first proposed rule of the three rule "packages" to address NOx emissions from existing CTs. The proposed rule for turbines that operate at a greater than 20% capacity factor will require more stringent NOx limits and control requirements for new, modified, or reconstructed turbines. For turbines that operate at a capacity of 20% or lower, less restrictive standards and the use of combustion controls would apply. We currently believe our existing combined-cycle natural gas facilities would be positioned to comply with the proposed rule if finalized in its current form. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, 40 Code of Federal Regulations Part 98, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this final rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities; however, under the Federal Deregulatory Actions discussion above, the EPA released a proposal in September 2025 to amend the GHG Reporting Program that would permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission subsidiaries until 2034. We continue to monitor the status of this deregulatory action.

Our capital plan includes the retirement of older, fossil-fueled generation, to be replaced with zero-carbon-emitting renewables and reliable, efficient natural gas-fired generation. We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of PIPP, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating unit. We expect to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned

09/30/2025 Form 10-Q	42	WEC Energy Group, Inc.

retirements of OCPP Units 7 and 8 and Weston Unit 3. In conjunction with our new capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. See Note 6, Property, Plant, and Equipment, for more information related to Columbia Units 1 and 2 and our planned power plant retirements. In the third quarter of 2025, we made a decision to reconsider our near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve our customers with safe, reliable, and affordable energy. However, our long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. We expect to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units and at Weston Unit 4 in 2025. We expect to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

We also continue to focus on methane emission reductions by improving and upgrading our natural gas distribution systems and using RNG throughout our natural gas utility systems. In light of our progress, significant uncertainty surrounding the market for RTCs, and our desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, we made a decision to reassess our previous, standalone goal related to methane emissions from natural gas distribution.

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

We have received final or interim BTA determinations for all generation facilities where Section 316(b) is applicable. The most recent BTA determination was for Weston Units 3 and 4. In accordance with the requirements in the CWA, the WDNR reissued the Weston WPDES permit effective July 1, 2024 that includes a determination that existing technology (wet cooling towers) installed at the units represents BTA for minimizing adverse environmental impacts. With respect to OCPP Units 7 and 8, we believe the WDNR will reach the same BTA determination decision when the WPDES permit for those units is reissued, which is expected in 2026.

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

The 2024 Supplemental ELG rule established zero discharge requirements for BATW, FGD, and CRL wastewaters at coal-fueled units with no planned retirement date. The Supplemental ELG Rule also kept one existing and created one new "permanent cessation of coal" subcategory. Those electing to cease coal combustion by either retiring or repowering a unit by December 31, 2028 or December 31, 2034 can limit ELG-related capital investments to what was required by either the 2015 or the 2020 ELG Rule, respectively. For units where cessation of coal is planned to occur no later than December 31, 2034, facility owners must complete all 2020 ELG rule required capital investments by December 31, 2025. All WE and WPS coal-fueled units fully meet the 2020 ELG rule requirements. Based on current electrical generation resource planning, we plan to file a NOPP by December 31, 2025 to opt into the "cessation of coal by December 31, 2034" subcategory for both the ERGS and Weston coal-fired facilities. A NOPP also may be filed for the OCPP, Port Washington Generating Station, and VAPP facilities because this ELG rule option will allow the company to qualify for more reasonable requirements to address the CRL provisions at our landfills that served these former coal-fired facilities.

09/30/2025 Form 10-Q	43	WEC Energy Group, Inc.

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

Numerous parties have challenged the 2024 Supplemental ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit. The outcome of this case may affect our compliance plans. This case has been held in abeyance since February 2025. In August 2025, the court granted the EPA's motion to continue to hold this case in abeyance and required the EPA to file regular periodic reports. The Supplemental ELG Rule remains in effect during the pendency of the legal challenge.

In September 2025, the EPA announced it intends to issue a proposed rule and a companion direct final rule to modify certain 2024 ELG Rule provisions. The proposed rule would (1) extend compliance deadlines for the zero-discharge requirements in the 2024 ELG Rule, (2) update provisions to allow permitting authorities site-specific flexibility to extend deadlines due to unexpected demand, and (3) solicit data from the electric utility industry about the viability of compliance pathways to evaluate economic achievability and energy reliability. The companion direct final rule would extend the date from December 31, 2025 to December 31, 2031 for existing coal-fired steam electric power plants to submit a NOPP for the permanent cessation of coal.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2025	December 31, 2024
Regulatory assets	$522.7	$570.1
Reserves for future environmental remediation	438.2	445.8

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

09/30/2025 Form 10-Q	44	WEC Energy Group, Inc.

D.C. Circuit Court of Appeals. The D.C. Circuit Court of Appeals granted the EPA's request to extend its ongoing abeyance until December 15, 2025. In July 2025, the EPA issued a proposed rule update to extend certain CCR compliance deadlines. A final rulemaking on this issue is anticipated by the end of 2025 with additional proposed changes expected in 2026. We expect the cost of the additional remediation would be recovered through future rates. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

Consent Decrees

Joint Ownership Power Plants – Columbia Energy Center and Edgewater Generating Station

In December 2009, the EPA issued an NOV to WPL, the operator of the Columbia and Edgewater plants, and the other joint owners of these plants, including MG&E, WE (former co-owner of an Edgewater unit), and WPS. The NOV alleged violations of the CAA's New Source Review requirements related to certain projects completed at those plants. WPS, along with WPL, MG&E, and WE, entered into a Consent Decree with the EPA resolving this NOV. This Consent Decree was entered by the United States District Court for the Western District of Wisconsin in June 2013. As a result of the continued implementation of the Consent Decree related to the jointly owned Columbia and Edgewater plants, the Edgewater Unit 4 generating unit was retired in September 2018. On August 6, 2025, the Consent Decree was terminated.

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Nine Months Ended September 30
(in millions)	2025		2024
Cash paid for interest, net of amount capitalized	$555.4		$533.1
Cash received for income taxes, net	(220.0)	(1)	(214.6)	(2)
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	227.6		163.4
Common stock issued for stock-based compensation plans	3.2		6.4
Increase in receivables related to property damage insurance proceeds	2.5		5.3
Liabilities accrued for software licensing agreements	20.7		—

(1)    Cash received for income taxes includes $195.0 million related to 2025 and 2024 PTCs that were sold to third parties and a $25.0 million tax refund received in Wisconsin.

(2)     Cash received for income taxes includes $217.1 million related to 2024 and 2023 PTCs that were sold to third parties.

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$51.1	$9.8
Restricted cash included in other current assets	32.4	5.3
Restricted cash included in other long-term assets	34.2	27.1
Cash, cash equivalents, and restricted cash	$117.7	$42.2

09/30/2025 Form 10-Q	45	WEC Energy Group, Inc.

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

NOTE 23—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company

Very Large Customer and Bespoke Resources Tariffs

In March 2025, WE filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. WE subsequently filed testimony in October 2025 slightly modifying the initial proposals. Under these proposed inter-connected tariffs, VLCs (new customers using 500 MWs or more, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and transmission costs allocated to their usage. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs will work in tandem as VLCs will be required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, and natural gas generation units. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of the resource, except for wind or solar resources which will have a term of 20 years. As currently proposed, the ROE (can range from 10.48% to 10.98% as agreed upon with the customer) and equity ratio (57%) will both be fixed for the entire term of the agreement, and the revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

We expect a decision from the PSCW in the second quarter of 2026. Prior to the PSCW approving the tariffs, WE requires VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse WE for all costs associated with projects requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a project.

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

09/30/2025 Form 10-Q	46	WEC Energy Group, Inc.

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

In accordance with the November 16, 2023 rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and a prudent investment level for replacing aging natural gas infrastructure. On February 20, 2025, the ICC issued an order setting expectations for PGL's prospective operations. The ICC directed us to focus on retiring all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. PGL will retire this cast and ductile iron pipe through its PRP. Costs incurred under the PRP will be evaluated for prudency by the ICC in future rate cases. In addition, the program will be overseen by a safety monitor hired by the ICC. We expect to initiate a general rate case proceeding in early 2026, which we anticipate will provide further regulatory clarity before we significantly increase our spend associated with our PRP.

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

As of September 30, 2025, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

09/30/2025 Form 10-Q	47	WEC Energy Group, Inc.

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

PGL's QIP reconciliations from 2017 through 2023 are still pending. In July 2025, ICC staff and certain intervenors filed testimony with the ICC recommending significant disallowances in the 2017 QIP reconciliation proceeding. We believe that all costs were prudently incurred, but cannot predict the ultimate outcome of this matter. There is no statutory deadline by which the ICC is required to issue an order in this proceeding. The aggregate capital costs included in the rider during the open reconciliation years, along with any previously recognized return on these investments, totaled approximately $2.9 billion as of September 30, 2025. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

09/30/2025 Form 10-Q	48	WEC Energy Group, Inc.

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

09/30/2025 Form 10-Q	49	WEC Energy Group, Inc.

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

In the third quarter of 2025, we made a decision to reconsider our near-term CO2 emission reduction goals due to a combination of factors, including tightened energy supply requirements in the Midwest power market and the need to serve our customers with safe, reliable, and affordable energy. However, our long-term goal to achieve net carbon neutral electric generation by 2050 remains intact. We expect to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units and at Weston Unit 4. We expect to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

We have already retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the PIPP, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Unit 4 generating unit. We expect to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8 and Weston Unit 3. In conjunction with our new capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. See Note 6, Property, Plant, and Equipment, for more information related to Columbia Units 1 and 2 and our planned power plant retirements.

In addition to retiring these older, fossil-fueled plants, we expect to invest approximately $11.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. Our plan is to replace a portion of the retired capacity by building and owning zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments:

•3,700 MWs of utility-scale solar;
•1,780 MWs of battery storage; and

09/30/2025 Form 10-Q	50	WEC Energy Group, Inc.

•555 MWs of wind.

We also plan on investing in a combination of clean, natural gas-fired generation, including:

•3,300 MWs of CTs (we plan on constructing a new natural gas lateral pipeline to support the CTs planned at our OCPP site); and
•180 MWs of RICE natural gas-fueled generation.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

In December 2018, WE received approval from the PSCW for two renewable energy pilot programs. The Solar Now pilot is expected to add a total of 35 MWs of solar generation to WE's portfolio, allowing non-profit and governmental entities, as well as commercial and industrial customers, to site utility owned solar arrays on their property. Under this program, WE has energized 30 Solar Now projects, totaling more than 30 MWs. The second program, the DRER pilot, is designed to allow large commercial and industrial customers to access renewable resources that WE would operate. The DRER pilot is intended to help these larger customers meet their sustainability and renewable energy goals, and could add up to 35 MWs of renewables to WE's portfolio. WE has signed up one customer under this program for 4 MWs of generation capacity. In July 2023, the PSCW approved the Renewable Pathway Pilot, the third renewable energy program. This program allows WE and WPS commercial and industrial customers to subscribe to a portion of a utility-scale Wisconsin-based renewable energy generating facility for up to 125 MWs at WE and 40 MWs at WPS. Under this program, WE and WPS collectively have 16 active contracts, for a total of approximately 47 MWs of generation capacity.

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

We also continue to focus on methane emission reductions by improving and upgrading our natural gas distribution systems, and using RNG throughout our natural gas utility systems. In 2022, we received approval from the PSCW for our RNG pilots and in 2023, we began transporting the output of local dairy farms onto our natural gas distribution systems in Wisconsin. The RNG supplied is expected to directly replace higher-emission methane from natural gas that would have entered our pipes. We currently have contracts in place for 2.1 Bcf of RNG. In light of our progress, significant uncertainty surrounding the market for RTCs, and our desire to focus on long-term GHG emissions-reduction across the enterprise, in the third quarter of 2025, we made a decision to reassess our previous, standalone goal related to methane emissions from natural gas distribution.

In December 2023, we started a pilot program with Electric Power Research Institute and CMBlu Energy, a Germany-based designer and manufacturer of an organic solid flow battery, to test this new form of long-duration energy storage on the U.S. electric grid at our VAPP. The program will test battery system performance, including the ability to store and discharge energy for up to twice as long as the typical lithium-ion batteries in use today. We expect the pilot activities to continue into 2026.

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

•The PSCW approved WE's request to construct an LNG facility with a storage capacity of two Bcf, which will be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of our capital plan and would provide another approximately four Bcf of natural gas supply. The LNG facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

09/30/2025 Form 10-Q	51	WEC Energy Group, Inc.

•PGL had been working to replace old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system. In November 2023, the ICC ordered PGL to pause spending on these projects until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In February 2025, the ICC issued an order setting expectations for PGL's prospective retirement of its aging natural gas infrastructure. The ICC directed us to focus on retiring all cast and ductile iron pipe that has a diameter of less than 36 inches by January 1, 2035. PGL will retire this cast and ductile iron pipe through its PRP. For more information, see Note 23, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources - Regulatory, Legislative, and Legal Matters - Illinois Proceedings.

•Our capital plan includes $2.2 billion of investments in battery energy storage systems from 2026 to 2030, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and storm hardening.

We expect to spend approximately $4.7 billion from 2026 to 2030 on reliability related to electric distribution projects with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

Our planned investment focus from 2026 to 2030 is in our regulated utilities and our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $32.4 billion from 2026 to 2030. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $4.1 billion. In February 2025, we invested $406.1 million in our non-utility energy infrastructure business with the acquisition of Hardin III. Specific projects included in the $36.5 billion capital plan are discussed in more detail below under Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects. Also, see Note 2, Acquisitions, for additional information on the acquisition of Hardin III.

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

09/30/2025 Form 10-Q	52	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2025

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2025 with the third quarter of 2024, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2025	2024	B (W)
Wisconsin	$281.3	$237.8	$43.5
Illinois	(30.5)	(48.6)	18.1
Other states	(8.9)	(3.7)	(5.2)
Electric transmission	37.3	31.7	5.6
Non-utility energy infrastructure	87.9	85.0	2.9
Corporate and other	(95.8)	(62.1)	(33.7)
Net income attributed to common shareholders	$271.3	$240.1	$31.2

Diluted EPS	$0.83	$0.76	$0.07

Earnings increased $31.2 million during the third quarter of 2025, compared with the same quarter in 2024. The $31.2 million increase in earnings was driven by:

•A $43.5 million increase in net income attributed to common shareholders at the Wisconsin segment, primarily due to higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, higher retail sales volumes, and an increase in certain income tax benefits. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in depreciation and amortization expense, higher costs related to our power plants, and an increase in property and revenue taxes.

•An $18.1 million decrease in the net loss attributed to common shareholders at the Illinois segment, driven by the positive quarter-over-quarter impact of the $25.3 million pre-tax charge to income recorded in the third quarter of 2024 related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 23, Regulatory Environment, for more information on the ICC disallowance.

These increases in earnings were partially offset by a $33.7 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by an increase in an interim income tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. Higher interest expense and a net loss from our equity

09/30/2025 Form 10-Q	53	WEC Energy Group, Inc.

method investments in technology and energy-focused investment funds also contributed to the increase in the net loss attributed to common shareholders.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $281.3 million during the third quarter of 2025, representing a $43.5 million, or 18.3%, increase over the same quarter in 2024. The increase in earnings was driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, higher retail sales volumes, and an increase in certain income tax benefits. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in depreciation and amortization expense, higher costs related to our power plants, and an increase in property and revenue taxes.

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,791.6	$1,590.0	$201.6

Operating expenses
Cost of sales (1)	578.2	495.3	(82.9)
Other operation and maintenance	443.7	403.5	(40.2)
Depreciation and amortization	255.7	232.4	(23.3)
Property and revenue taxes	44.5	32.8	(11.7)
Operating income	469.5	426.0	43.5

Other income, net	25.0	35.7	(10.7)
Interest expense	158.9	160.3	1.4
Income before income taxes	335.6	301.4	34.2

Income tax expense	54.0	63.3	9.3
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$281.3	$237.8	$43.5

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

09/30/2025 Form 10-Q	54	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$214.7	$183.6	$(31.1)
Transmission (1)	146.2	135.8	(10.4)
Regulatory amortizations and other pass through expenses (2)	51.7	52.5	0.8
We Power (3)	31.9	32.5	0.6
Earnings sharing mechanisms	(0.8)	(0.9)	(0.1)
Total other operation and maintenance	$443.7	$403.5	$(40.2)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2025 and 2024, $157.9 million and $147.5 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the third quarter of 2025 and 2024, $29.0 million and $27.8 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	3,339.2	3,270.0	69.2
Small commercial and industrial (1)	3,555.8	3,516.8	39.0
Large commercial and industrial (1)	3,239.0	3,160.4	78.6
Other	25.5	26.8	(1.3)
Total retail (1)	10,159.5	9,974.0	185.5
Wholesale	476.1	438.0	38.1
Resale	1,667.8	1,573.7	94.1
Total sales in MWh (1)	12,303.4	11,985.7	317.7

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	58.5	58.4	0.1
Commercial and industrial	60.7	57.3	3.4
Total retail	119.2	115.7	3.5
Transportation	274.2	267.9	6.3
Total sales in therms	393.4	383.6	9.8

09/30/2025 Form 10-Q	55	WEC Energy Group, Inc.

	Three Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
WE and WG
Heating (88 Normal)	68	28	142.9%
Cooling (525 Normal)	574	600	(4.3)%

WPS
Heating (165 Normal)	163	54	201.9%
Cooling (415 Normal)	469	452	3.8%

UMERC
Heating (290 Normal)	261	153	70.6%
Cooling (262 Normal)	270	260	3.8%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations within each company's respective service territories.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Electric revenues	$1,611.0	$1,425.1	$185.9
Natural gas revenues	180.6	164.9	15.7
Operating revenues	1,791.6	1,590.0	201.6

Operating expenses
Fuel and purchased power	(502.4)	(433.9)	(68.5)
Cost of natural gas sold	(75.8)	(61.4)	(14.4)
Other operation and maintenance (1)	(315.5)	(283.0)	(32.5)
Depreciation and amortization	(255.7)	(232.4)	(23.3)
Property and revenue taxes	(44.5)	(32.8)	(11.7)
Gross margin (GAAP)	597.7	546.5	51.2

Other operation and maintenance (1)	315.5	283.0	32.5
Depreciation and amortization	255.7	232.4	23.3
Property and revenue taxes	44.5	32.8	11.7
Utility margin (non-GAAP)	$1,213.4	$1,094.7	$118.7

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

Gross margin (GAAP) at the Wisconsin segment increased $51.2 million during the third quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $118.7 million during the third quarter of 2025, compared with the same quarter in 2024. Both measures were driven by:

•A $97.8 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025. See Note 26, Regulatory Environment, in our 2024 Annual Report on Form 10-K, for more information on the 2025 rate orders.

•A $12.6 million increase in margins related to higher sales volumes, including the impact of weather during the third quarter of 2025, compared with the same quarter in 2024.

09/30/2025 Form 10-Q	56	WEC Energy Group, Inc.

•A $4.9 million quarter-over-quarter positive impact from collections of fuel and purchased power costs. Under the Wisconsin fuel rules, the margins of our electric utilities are impacted by under- or over-collections of certain fuel and purchased power costs that are within a 2% price variance from the costs included in rates, and the remaining variance above or below the 2% is generally deferred for either future recovery from or refund to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $23.3 million increase in depreciation and amortization expense;

•A $15.4 million increase in other operating and maintenance related to our power plants;

•An $11.7 million increase in property and revenues taxes;

•A $10.4 million increase in transmission expense; and

•A $6.6 million increase in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $75.2 million during the third quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in other operating expenses were:

•A $23.3 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $15.4 million increase in other operating and maintenance related to our power plants, partially driven by renewable generation facilities placed in service during 2025 and the fourth quarter of 2024.

•An $11.7 million increase in property and revenue taxes during the third quarter of 2025, compared with the same quarter in 2024, driven by a favorable 2024 adjustment related to a sales tax audit.

•A $10.4 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $6.6 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the third quarter of 2025, compared with the same quarter in 2024.

•A $6.6 million increase in benefits expenses, driven by higher compensation costs.

Other Income, Net

Other income, net at the Wisconsin segment decreased $10.7 million during the third quarter of 2025, compared with the same quarter in 2024, driven by a $19.7 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate orders, in 2025, we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During the third quarter of 2025, we amortized $12.1 million of the previously deferred non-service costs as we are now collecting these costs in rates. See Note 16, Employee Benefits, for more information on our benefit costs. This decrease in other income, net was partially offset by a $9.1 million positive impact from higher AFUDC-Equity due to continued capital investment.

09/30/2025 Form 10-Q	57	WEC Energy Group, Inc.

Interest Expense

Interest expense at the Wisconsin segment decreased $1.4 million during the third quarter of 2025, compared with the same quarter in 2024, due to higher AFUDC-Debt due to continued capital investment, lower average short-term debt balances, and lower average short-term debt interest rates. Partially offsetting these decreases were the impact of WE, WPS, WG, and UMERC issuing long-term debt.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $9.3 million during the third quarter of 2025, compared with the same quarter in 2024, driven by:

•A $6.2 million increase in the benefit from the flow through of tax repairs in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2025;

•A $4.9 million increase in PTCs; and

•A $3.7 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment.

Partially offsetting these decreases in income tax expense was higher pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's net loss attributed to common shareholders was $30.5 million during the third quarter of 2025, representing an $18.1 million, or 37.2%, reduction in net loss over the same quarter in 2024. The lower net loss was driven by the positive quarter-over-quarter impact of the $25.3 million pre-tax charge to income recorded in the third quarter of 2024 related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 23, Regulatory Environment, for more information on the ICC disallowance.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$183.5	$173.6	$9.9

Operating expenses
Cost of natural gas sold	21.4	17.8	(3.6)
Other operation and maintenance	108.0	126.5	18.5
Depreciation and amortization	65.0	63.9	(1.1)
Property and revenue taxes	11.4	12.2	0.8
Operating loss	(22.3)	(46.8)	24.5

Other income, net	2.1	1.5	0.6
Interest expense	21.8	22.3	0.5
Loss before income taxes	(42.0)	(67.6)	25.6

Income tax benefit	(11.5)	(19.0)	(7.5)
Net loss attributed to common shareholders	$(30.5)	$(48.6)	$18.1

09/30/2025 Form 10-Q	58	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in the line items below	$87.6	$87.7	$0.1
Riders (1)	19.6	26.2	6.6
Regulatory amortizations (1)	0.8	0.5	(0.3)
Impairment related to ICC disallowance (2)	—	12.1	12.1
Total other operation and maintenance	$108.0	$126.5	$18.5

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

(2)See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 23, Regulatory Environment, for more information on the ICC disallowance.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	43.3	42.9	0.4
Commercial and industrial	20.8	21.5	(0.7)
Total retail	64.1	64.4	(0.3)
Transportation	82.4	83.0	(0.6)
Total sales in therms	146.5	147.4	(0.9)

	Three Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (50 Normal)	34	14	142.9%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout our Illinois service territories.

09/30/2025 Form 10-Q	59	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Illinois segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$183.5	$173.6	$9.9

Operating expenses
Cost of natural gas sold	(21.4)	(17.8)	(3.6)
Other operation and maintenance (1)	(58.9)	(59.0)	0.1
Depreciation and amortization	(65.0)	(63.9)	(1.1)
Property and revenue taxes	(11.4)	(12.2)	0.8
Gross margin (GAAP)	26.8	20.7	6.1

Other operation and maintenance (1)	58.9	59.0	(0.1)
Depreciation and amortization	65.0	63.9	1.1
Property and revenue taxes	11.4	12.2	(0.8)
Utility margin (non-GAAP)	$162.1	$155.8	$6.3

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment increased $6.1 million during the third quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) increased $6.3 million during the third quarter of 2025, compared with the same quarter in 2024.

Both measures were impacted by a $12.9 million increase in revenues driven by a disallowance recorded in 2024 related to an ICC order received in August 2024 related to PGL's 2016 Rider QIP reconciliation prudency review, which required refunds to ratepayers for amounts previously collected related to the disallowance of certain capital costs. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 23, Regulatory Environment, for more information on the ICC disallowance. This increase in gross margin (GAAP) and utility margin (non-GAAP) was partially offset by a $6.6 million decrease in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $11.6 million, net of the $6.6 million impact of the riders referenced in the table above, during the third quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the decrease in other operating expenses were:

•A $12.1 million impairment recorded in 2024 related to an ICC order received in August 2024 related to the 2016 annual prudency review of PGL's 2016 Rider QIP, which included a disallowance of certain capital costs. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 23, Regulatory Environment, for more information on the ICC disallowance.

•A $2.0 million decrease in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

These decreases in other operating expenses were partially offset by a $2.1 million increase in benefits expenses, driven by higher compensation costs.

09/30/2025 Form 10-Q	60	WEC Energy Group, Inc.

Interest Expense

Interest expense at the Illinois segment decreased $0.5 million during the third quarter of 2025, compared with the same quarter in 2024, driven by the impact of a series of PGL's first mortgage bonds maturing in November 2024.

Income Tax Benefit

The income tax benefit at the Illinois segment decreased $7.5 million during the third quarter of 2025, compared with the same quarter in 2024, driven by a decrease in pre-tax loss.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net loss attributed to common shareholders was $8.9 million during the third quarter of 2025, representing a $5.2 million, or 140.5%, increase in net loss over the same quarter in 2024. The higher net loss was driven by an increase in property and revenue taxes and higher interest expense.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$53.0	$53.0	$—

Operating expenses
Cost of natural gas sold	17.5	16.9	(0.6)
Other operation and maintenance	23.6	22.6	(1.0)
Depreciation and amortization	12.5	12.0	(0.5)
Property and revenue taxes	6.6	2.6	(4.0)
Operating loss	(7.2)	(1.1)	(6.1)

Other income, net	0.1	0.2	(0.1)
Interest expense	5.0	4.1	(0.9)
Loss before income taxes	(12.1)	(5.0)	(7.1)

Income tax benefit	(3.2)	(1.3)	1.9
Net loss attributed to common shareholders	$(8.9)	$(3.7)	$(5.2)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line item below	$21.4	$20.1	$(1.3)
Regulatory amortizations and other pass through expenses (1)	2.2	2.5	0.3
Total other operation and maintenance	$23.6	$22.6	$(1.0)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

09/30/2025 Form 10-Q	61	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	16.8	16.0	0.8
Commercial and industrial	15.4	12.1	3.3
Total retail	32.2	28.1	4.1
Transportation	159.8	187.6	(27.8)
Total sales in therms	192.0	215.7	(23.7)

	Three Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
MERC
Heating (189 Normal)	148	88	68.2%

MGU
Heating (115 Normal)	92	48	91.7%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout their respective service territories.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$53.0	$53.0	$—

Operating expenses
Cost of natural gas sold	(17.5)	(16.9)	(0.6)
Other operation and maintenance (1)	(15.0)	(14.5)	(0.5)
Depreciation and amortization	(12.5)	(12.0)	(0.5)
Property and revenue taxes	(6.6)	(2.6)	(4.0)
Gross margin (GAAP)	1.4	7.0	(5.6)

Other operation and maintenance (1)	15.0	14.5	0.5
Depreciation and amortization	12.5	12.0	0.5
Property and revenue taxes	6.6	2.6	4.0
Utility margin (non-GAAP)	$35.5	$36.1	$(0.6)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) decreased $5.6 million during the third quarter of 2025, compared with the same quarter in 2024, and utility margin (non-GAAP) decreased $0.6 million during the third quarter of 2025, compared with the same quarter in 2024. The larger decrease in gross margin (GAAP) as compared to the decrease in utility margin (non-GAAP), was driven by a $4.0 million increase in property and revenue taxes that is further described in Other Operating Expenses below.

09/30/2025 Form 10-Q	62	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $5.5 million during the third quarter of 2025, compared with the same quarter in 2024. The significant factors impacting the increase in operating expenses were:

•A $4.0 million increase in property and revenue taxes, driven by the quarter-over-quarter impact from a positive resolution of a use tax audit at MGU during the third quarter of 2024.

•A $0.5 million increase in benefits expenses, driven by higher compensation costs.

Interest Expense

Interest expense at the other states segment increased $0.9 million during the third quarter of 2025, compared with the same quarter in 2024, driven by the impact of MERC issuing long-term debt in April 2025 and MGU issuing long-term debt in October 2024 and April 2025. This increase was partially offset by lower average short-term debt interest rates.

Income Tax Benefit

The income tax benefit at the other states segment increased $1.9 million during the third quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax loss.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Equity in earnings of transmission affiliates	$54.8	$46.7	$8.1
Interest expense	4.8	4.8	—
Income before income taxes	50.0	41.9	8.1

Income tax expense	12.7	10.2	(2.5)
Net income attributed to common shareholders	$37.3	$31.7	$5.6

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $8.1 million during the third quarter of 2025, compared with the same quarter in 2024. This increase was primarily due to continued capital investment by ATC.

Income Tax Expense

Income tax expense at the electric transmission segment increased $2.5 million during the third quarter of 2025, compared with the same quarter in 2024, driven by higher pre-tax income.

09/30/2025 Form 10-Q	63	WEC Energy Group, Inc.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating income	$92.0	$90.4	$1.6

Other income, net	0.8	0.2	0.6
Interest expense	30.5	23.4	(7.1)
Income before income taxes	62.3	67.2	(4.9)

Income tax benefit	(24.2)	(16.0)	8.2
Net loss attributed to noncontrolling interests	1.4	1.8	(0.4)
Net income attributed to common shareholders	$87.9	$85.0	$2.9

Operating Income

Operating income at the non-utility energy infrastructure segment increased $1.6 million during the third quarter of 2025, compared with the same quarter in 2024, driven by a $15.2 million increase in operating income from new investments in several WECI renewable generation facilities made in late 2024 and early 2025.

This increase in operating income was partially offset by:

•A $5.3 million impairment loss recorded at Samson I, Delilah I, and Thunderhead related to storm damage. See Note 6, Property, Plant, and Equipment, for more information on the Samson I and Delilah I storm damage.

•A $4.3 million increase in operation and maintenance expenses due primarily to a higher number of equipment repairs at our renewable generation facilities.

•A $3.0 million decrease in PPA revenue resulting from lower generation driven primarily by lower wind speeds.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $7.1 million during the third quarter of 2025, compared with the same quarter in 2024, driven by the impact of WECI Energy Holding III issuing long-term debt in December 2024.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $8.2 million during the third quarter of 2025, compared with the same quarter in 2024, due to an increase in PTCs that was related to the acquisition of additional renewable generation facilities, partially offset by lower production volumes. Also contributing to the favorable income tax variance was lower pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2025	2024	B (W)
Operating loss	$(2.0)	$(2.4)	$0.4

Other income, net	3.7	13.7	(10.0)
Interest expense	90.9	79.0	(11.9)
Loss before income taxes	(89.2)	(67.7)	(21.5)

Income tax expense (benefit)	6.6	(5.6)	(12.2)
Net loss attributed to common shareholders	$(95.8)	$(62.1)	$(33.7)

09/30/2025 Form 10-Q	64	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the corporate and other segment decreased $10.0 million during the third quarter of 2025, compared with the same quarter in 2024, driven by an $8.7 million net loss from our equity method investments in technology and energy-focused investment funds during the third quarter of 2025, compared with net earnings of $0.3 million during the same quarter in 2024.

Interest Expense

Interest expense at the corporate and other segment increased $11.9 million during the third quarter of 2025, compared with the same quarter in 2024, primarily due to the impact of long-term debt issuances by WEC Energy Group in December 2024 and June 2025.

Income Tax Expense (Benefit)

At the corporate and other segment, $6.6 million of income tax expense was recorded during the third quarter of 2025, compared with $5.6 million of income tax benefit recorded during the same quarter in 2024. This change was driven by:

•A $16.1 million increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the third quarter of 2025, compared with the same quarter in 2024; and

•A $3.2 million favorable resolution of a prior period tax audit during the third quarter of 2024.

Partially offsetting these changes was an increase in pre-tax loss.

NINE MONTHS ENDED SEPTEMBER 30, 2025

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2025 with the nine months ended September 30, 2024, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2025	2024	B (W)
Wisconsin	$823.6	$636.3	$187.3
Illinois	170.2	164.6	5.6
Other states	37.7	35.5	2.2
Electric transmission	109.8	93.2	16.6
Non-utility energy infrastructure	279.0	272.6	6.4
Corporate and other	(179.4)	(128.5)	(50.9)
Net income attributed to common shareholders	$1,240.9	$1,073.7	$167.2

Diluted EPS	$3.85	$3.40	$0.45

Earnings increased $167.2 million during the nine months ended September 30, 2025, compared with the same period in 2024. The significant factors impacting the $167.2 million increase in earnings were:

•A $187.3 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, higher retail sales volumes, and an increase in certain income tax benefits. These positive impacts were partially offset by higher operating expenses, largely due to increases in depreciation and amortization expense, transmission expense, and costs related to our power plants, as well as lower other income, driven by a negative impact from the non-service components of our net periodic pension and OPEB costs.

•A $16.6 million increase in net income attributed to common shareholders at the electric transmission segment, driven by continued capital investment by ATC and a gain related to the sale of an investment at ATC Holdco in March 2025.

09/30/2025 Form 10-Q	65	WEC Energy Group, Inc.

These increases in earnings were partially offset by a $50.9 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by higher interest expense and a net loss from our equity method investments in technology and energy-focused investment funds.

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

09/30/2025 Form 10-Q	66	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $823.6 million during the nine months ended September 30, 2025, representing a $187.3 million, or 29.4%, increase over the same period in 2024. The increase in earnings was driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, higher retail sales volumes, and an increase in certain income tax benefits. These positive impacts were partially offset by higher operating expenses, largely due to increases in depreciation and amortization expense, transmission expense, and costs related to our power plants, as well as lower other income, driven by a negative impact from the non-service components of our net periodic pension and OPEB costs.

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$5,438.7	$4,737.0	$701.7

Operating expenses
Cost of sales (1)	1,867.2	1,560.3	(306.9)
Other operation and maintenance	1,274.8	1,182.6	(92.2)
Depreciation and amortization	749.5	685.3	(64.2)
Property and revenue taxes	135.0	125.0	(10.0)
Operating income	1,412.2	1,183.8	228.4

Other income, net	62.4	101.4	(39.0)
Interest expense	478.6	475.4	(3.2)
Income before income taxes	996.0	809.8	186.2

Income tax expense	171.5	172.6	1.1
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholders	$823.6	$636.3	$187.3

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line items below	$571.7	$518.5	$(53.2)
Transmission (1)	439.1	407.3	(31.8)
Regulatory amortizations and other pass through expenses (2)	170.5	160.2	(10.3)
We Power (3)	97.0	99.2	2.2
Earnings sharing mechanisms	(3.5)	(2.6)	0.9
Total other operation and maintenance	$1,274.8	$1,182.6	$(92.2)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2025 and 2024, $466.7 million and $425.4 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the nine months ended September 30, 2025 and 2024, $88.9 million and $86.7 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

09/30/2025 Form 10-Q	67	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	MWh (in thousands)
Electric Sales Volumes	2025	2024	B (W)
Customer Class
Residential	8,700.3	8,442.8	257.5
Small commercial and industrial (1)	9,879.1	9,753.7	125.4
Large commercial and industrial (1)	9,095.6	9,026.5	69.1
Other	84.2	89.5	(5.3)
Total retail (1)	27,759.2	27,312.5	446.7
Wholesale	1,342.6	1,273.1	69.5
Resale	4,486.4	4,292.2	194.2
Total sales in MWh (1)	33,588.2	32,877.8	710.4

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	761.6	649.0	112.6
Commercial and industrial	502.9	425.9	77.0
Total retail	1,264.5	1,074.9	189.6
Transportation	1,005.4	957.7	47.7
Total sales in therms	2,269.9	2,032.6	237.3

	Nine Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
WE and WG
Heating (4,176 Normal)	4,364	3,360	29.9%
Cooling (707 Normal)	750	802	(6.5)%

WPS
Heating (4,683 Normal)	4,577	3,852	18.8%
Cooling (572 Normal)	629	594	5.9%

UMERC
Heating (5,371 Normal)	5,341	4,644	15.0%
Cooling (350 Normal)	372	317	17.4%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from the National Oceanic and Atmospheric Administration weather stations within each company's respective service territories.

09/30/2025 Form 10-Q	68	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Electric revenues	$4,242.6	$3,766.7	$475.9
Natural gas revenues	1,196.1	970.3	225.8
Operating revenues	5,438.7	4,737.0	701.7

Operating expenses
Fuel and purchased power	(1,284.5)	(1,115.4)	(169.1)
Cost of natural gas sold	(582.7)	(444.9)	(137.8)
Other operation and maintenance (1)	(920.2)	(850.8)	(69.4)
Depreciation and amortization	(749.5)	(685.3)	(64.2)
Property and revenue taxes	(135.0)	(125.0)	(10.0)
Gross margin (GAAP)	1,766.8	1,515.6	251.2

Other operation and maintenance (1)	920.2	850.8	69.4
Depreciation and amortization	749.5	685.3	64.2
Property and revenue taxes	135.0	125.0	10.0
Utility margin (non-GAAP)	$3,571.5	$3,176.7	$394.8

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

Gross margin (GAAP) at the Wisconsin segment increased $251.2 million during the nine months ended September 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $394.8 million during the nine months ended September 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $295.1 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025.

•A $96.6 million increase in margins related to higher sales volumes, driven by the impact of colder weather during the nine months ended September 30, 2025, compared with the same period in 2024. As measured by heating degree days, the nine months ended September 30, 2025 were 29.9% and 18.8% colder than the same period in 2024 in the combined WE and WG service area and the WPS service area, respectively. As measured by cooling degree days, the nine months ended September 30, 2025 were 5.9% warmer than the same period in 2024 in the WPS service area.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $64.2 million increase in depreciation and amortization expense;

•A $31.8 million increase in transmission expense;

•A $20.4 million increase in other operating and maintenance related to our power plants;

•A $19.3 million increase in electric and natural gas distribution expenses; and

•A $10.0 million increase in property and revenues taxes.

09/30/2025 Form 10-Q	69	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $166.4 million during the nine months ended September 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•A $64.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $31.8 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2025. See the notes under the other operation and maintenance table above for more information.

•A $20.4 million increase in other operating and maintenance related to our power plants, driven by outages at certain of our generation facilities, inspections at the Fox Energy Center natural gas-fired generation facility, and renewable generation facilities placed in service during 2025 and the fourth quarter of 2024.

•A $19.3 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $10.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $10.0 million increase in property and revenue taxes during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a favorable 2024 adjustment related to a sales tax audit.

•An $8.2 million increase in benefits expenses, driven by higher compensation costs.

Other Income, Net

Other income, net at the Wisconsin segment decreased $39.0 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by a $63.7 million negative impact from the non-service components of our net periodic pension and OPEB costs. In accordance with our December 2024 PSCW rate orders, in 2025, we began amortizing our pension and OPEB costs that were previously deferred under escrow accounting. During the nine months ended September 30, 2025, we amortized $36.3 million of the previously deferred non-service costs as we are now collecting these costs in rates. This decrease in other income, net was partially offset by a $22.3 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $3.2 million during the nine months ended September 30, 2025, compared with the same period in 2024. The increase was primarily driven by the impact of WE, WPS, WG, and UMERC issuing long-term debt. Partially offsetting the increase was lower average short-term debt balances, lower average short-term debt interest rates, and higher AFUDC-Debt due to continued capital investment.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $1.1 million during the nine months ended September 30, 2025, compared with the same period in 2024. This decrease was driven by:

•A $19.7 million increase in PTCs;

•A $16.4 million increase in the benefit from the flow through of tax repairs in connection with the Wisconsin rate orders approved by the PSCW, effective January 1, 2025;

•A $6.8 million increase in the income tax benefits associated with AFUDC-Equity, driven by continued capital investment; and

09/30/2025 Form 10-Q	70	WEC Energy Group, Inc.

•A $5.8 million increase in the deferred tax benefits associated with the Tax Legislation.

Substantially offsetting these decreases in income tax expense was higher pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $170.2 million during the nine months ended September 30, 2025, representing a $5.6 million, or 3.4%, increase over the same period in 2024. The increase was driven by the positive period-over-period impact of the $25.3 million pre-tax charge to income recorded in the third quarter of 2024 related to the ICC's disallowance of certain capital costs in PGL's 2016 rider QIP reconciliation. This positive impact was partially offset by higher operating expenses, driven by the period-over-period impact from a favorable settlement of a legal claim during 2024, higher benefit costs, and an increase in maintenance costs related to the Manlove Gas Storage Field and our natural gas infrastructure.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,242.4	$1,116.4	$126.0

Operating expenses
Cost of natural gas sold	339.1	254.3	(84.8)
Other operation and maintenance	367.3	336.1	(31.2)
Depreciation and amortization	194.2	191.1	(3.1)
Property and revenue taxes	44.6	41.9	(2.7)
Operating income	297.2	293.0	4.2

Other income, net	6.5	5.7	0.8
Interest expense	67.1	70.8	3.7
Income before income taxes	236.6	227.9	8.7

Income tax expense	66.4	63.3	(3.1)
Net income attributed to common shareholders	$170.2	$164.6	$5.6

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in the line items below	$249.4	$231.1	$(18.3)
Riders (1)	115.8	90.9	(24.9)
Regulatory amortizations (1)	2.1	2.0	(0.1)
Impairment related to ICC disallowance (2)	—	12.1	12.1
Total other operation and maintenance	$367.3	$336.1	$(31.2)

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

(2)See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Regulatory Recovery and Note 23, Regulatory Environment, for more information on the ICC disallowance.

09/30/2025 Form 10-Q	71	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	577.5	500.7	76.8
Commercial and industrial	215.4	195.8	19.6
Total retail	792.9	696.5	96.4
Transportation	539.8	493.3	46.5
Total sales in therms	1,332.7	1,189.8	142.9

	Nine Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
Heating (3,831 Normal)	3,774	3,078	22.6%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout our Illinois service territories.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Illinois segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$1,242.4	$1,116.4	$126.0

Operating expenses
Cost of natural gas sold	(339.1)	(254.3)	(84.8)
Other operation and maintenance (1)	(179.9)	(167.4)	(12.5)
Depreciation and amortization	(194.2)	(191.1)	(3.1)
Property and revenue taxes	(44.6)	(41.9)	(2.7)
Gross margin (GAAP)	484.6	461.7	22.9

Other operation and maintenance (1)	179.9	167.4	12.5
Depreciation and amortization	194.2	191.1	3.1
Property and revenue taxes	44.6	41.9	2.7
Utility margin (non-GAAP)	$903.3	$862.1	$41.2

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment increased $22.9 million during the nine months ended September 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $41.2 million during the nine months ended September 30, 2025, compared with the same period in 2024. Both measures were driven by:

•A $24.9 million increase in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

•A $12.9 million increase in revenues driven by a disallowance recorded in 2024 related to an ICC order received in August 2024 related to PGL's 2016 Rider QIP reconciliation prudency review, which required refunds to ratepayers for amounts previously collected related to the disallowance of certain capital costs.

•A $2.2 million increase in revenues related to the impact of the NSG rate order issued by the ICC, effective February 1, 2024.

09/30/2025 Form 10-Q	72	WEC Energy Group, Inc.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $4.1 million increase in costs associated with maintenance at the Manlove Gas Storage Field;

•A $4.1 million increase in natural gas distribution and maintenance costs;

•A $3.1 million increase in depreciation and amortization expense; and

•A $2.7 million increase in property and revenue taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $12.1 million, net of the $24.9 million impact of the riders referenced in the table above, during the nine months ended September 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in other operating expenses were:

•A $10.3 million increase in expense primarily associated with the favorable settlement of a legal claim during the nine months ended September 30, 2024.

•A $4.1 million increase in benefits expenses, driven by higher compensation costs.

•A $4.1 million increase in costs associated with maintenance at the Manlove Gas Storage Field.

•A $4.1 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

•A $3.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $2.7 million increase in property and revenue taxes, driven by an increase in property and use taxes.

These increases in operating expenses were partially offset by:

•A $12.1 million impairment recorded in 2024 related to an ICC order received in August 2024 related to the 2016 annual prudency review of PGL's 2016 Rider QIP, which included a disallowance of certain capital costs.

•A $2.7 million pre-tax gain on the renegotiation of a lease contract during the nine months ended September 30, 2025.

Interest Expense

Interest expense at the Illinois segment decreased $3.7 million during the nine months ended September 30, 2025, compared with the same period in 2024, due to lower average short-term debt balances, lower average short-term debt interest rates, and the impact of a series of PGL's first mortgage bonds maturing in November 2024.

Income Tax Expense

Income tax expense at the Illinois segment increased $3.1 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by an increase in pre-tax income.

09/30/2025 Form 10-Q	73	WEC Energy Group, Inc.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $37.7 million during the nine months ended September 30, 2025, representing a $2.2 million, or 6.2%, increase over the same period in 2024. The increase was driven by higher margins related to positive impacts from MGU's rate increase that was effective January 1, 2025, MERC's rate increase that was effective March 1, 2024, and an increase in retail sales volumes. These increases in earnings were partially offset by higher operating expenses.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$362.4	$308.6	$53.8

Operating expenses
Cost of natural gas sold	165.1	131.5	(33.6)
Other operation and maintenance	76.2	67.8	(8.4)
Depreciation and amortization	37.0	34.9	(2.1)
Property and revenue taxes	19.9	15.1	(4.8)
Operating income	64.2	59.3	4.9

Other income, net	0.3	0.3	—
Interest expense	14.0	12.1	(1.9)
Income before income taxes	50.5	47.5	3.0

Income tax expense	12.8	12.0	(0.8)
Net income attributed to common shareholders	$37.7	$35.5	$2.2

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operation and maintenance not included in line item below	$60.7	$56.5	$(4.2)
Regulatory amortizations and other pass through expenses (1)	15.5	11.3	(4.2)
Total other operation and maintenance	$76.2	$67.8	$(8.4)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
	Therms (in millions)
Natural Gas Sales Volumes	2025	2024	B (W)
Customer Class
Residential	218.0	189.2	28.8
Commercial and industrial	138.6	118.8	19.8
Total retail	356.6	308.0	48.6
Transportation	550.7	612.2	(61.5)
Total sales in therms	907.3	920.2	(12.9)

09/30/2025 Form 10-Q	74	WEC Energy Group, Inc.

	Nine Months Ended September 30
	Degree Days
Weather (1)	2025	2024	B (W)
MERC
Heating (5,043 Normal)	4,938	4,267	15.7%

MGU
Heating (3,997 Normal)	3,915	3,259	20.1%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout their respective service territories.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating revenues	$362.4	$308.6	$53.8

Operating expenses
Cost of natural gas sold	(165.1)	(131.5)	(33.6)
Other operation and maintenance (1)	(44.4)	(41.5)	(2.9)
Depreciation and amortization	(37.0)	(34.9)	(2.1)
Property and revenue taxes	(19.9)	(15.1)	(4.8)
Gross margin (GAAP)	96.0	85.6	10.4

Other operation and maintenance (1)	44.4	41.5	2.9
Depreciation and amortization	37.0	34.9	2.1
Property and revenue taxes	19.9	15.1	4.8
Utility margin (non-GAAP)	$197.3	$177.1	$20.2

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) increased $10.4 million during the nine months ended September 30, 2025, compared with the same period in 2024, and utility margin (non-GAAP) increased $20.2 million during the nine months ended September 30, 2025, compared with the same period in 2024. Both measures were driven by:

•An $8.4 million increase related to MGU's rate increase that was effective January 1, 2025, and MERC's rate increase that was effective March 1, 2024.

•A $5.2 million increase related to higher sales volumes, driven by colder weather during the nine months ended September 30, 2025, as compared to the same period in 2024. As measured by heating degree days, the nine months ended September 30, 2025, was 15.7% and 20.1% colder than the same period in 2024 at MERC and MGU, respectively.

•A $3.9 million increase related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by ratepayers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

•A $1.5 million increase related to MGU's energy optimization program, which provides rebates, incentives, and energy efficiency education to customers.

09/30/2025 Form 10-Q	75	WEC Energy Group, Inc.

Additionally, the lower increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $4.8 million increase in property and revenue taxes;

•A $2.9 million increase in natural gas operations and customer service expense; and

•A $2.1 million increase in depreciation and amortization expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $15.3 million during the nine months ended September 30, 2025, compared with the same period in 2024. The significant factors impacting the increase in operating expenses were:

•A $4.8 million increase in property and revenue taxes, driven by the period-over-period impact from a positive resolution of a use tax audit at MGU during 2024.

•A $3.9 million increase in operation and maintenance expense related to MERC's CIP program, which has an offsetting increase in margins.

•A $2.9 million increase in natural gas operations and customer service expense, driven by higher metering costs at MERC and MGU.

•A $2.1 million increase in depreciation and amortization expense related to continued capital investment.

•A $1.4 million increase in bad debt expense, primarily at MERC. MERC's bad debt expense was lower in 2024 due to reserve adjustments related to improved loss rates.

Interest Expense

Interest expense at the other states segment increased $1.9 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by the impact of MERC issuing long-term debt in April 2025 and MGU issuing long-term debt in October 2024 and April 2025.

Income Tax Expense

Income tax expense at the other states segment increased $0.8 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by higher pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Equity in earnings of transmission affiliates	$160.3	$138.3	$22.0
Interest expense	14.5	14.5	—
Income before income taxes	145.8	123.8	22.0

Income tax expense	36.0	30.6	(5.4)
Net income attributed to common shareholders	$109.8	$93.2	$16.6

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $22.0 million during the nine months ended September 30, 2025, compared with the same period in 2024. This increase was primarily due to continued capital investment by ATC. A $3.6 million gain related to the sale of an investment at ATC Holdco in March 2025 also contributed to the increase.

09/30/2025 Form 10-Q	76	WEC Energy Group, Inc.

Income Tax Expense

Income tax expense at the electric transmission segment increased $5.4 million during the nine months ended September 30, 2025, compared with the same period in 2024, primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating income	$267.6	$280.8	$(13.2)

Other income, net	2.2	0.4	1.8
Interest expense	92.6	71.6	(21.0)
Income before income taxes	177.2	209.6	(32.4)

Income tax benefit	(98.7)	(59.6)	39.1
Net loss attributed to noncontrolling interests	3.1	3.4	(0.3)
Net income attributed to common shareholders	$279.0	$272.6	$6.4

Operating Income

Operating income at the non-utility energy infrastructure segment decreased $13.2 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by these items at WECI:

•A $16.9 million impairment loss recorded at Samson I, Delilah I, and Thunderhead related to storm damage.

•A $15.4 million net negative impact related to the receipt of lower performance payments in 2025.

•An $8.7 million increase in operation and maintenance expenses due primarily to a higher number of equipment repairs at our renewable generation facilities.

These decreases in operating income were partially offset by a $24.9 million increase in operating income from new investments in several WECI renewable generation facilities made in late 2024 and early 2025.

In addition to the above items at WECI, there was a $2.1 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment increased $21.0 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by the impact of WECI Energy Holding III issuing long-term debt in December 2024.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment increased $39.1 million during the nine months ended September 30, 2025, compared with the same period in 2024. The increase was primarily due to an increase in PTCs that was related to the acquisition of additional renewable generation facilities and an IRS approved PTC rate increase, partially offset by lower production volumes. Also contributing to the favorable income tax variance was lower pre-tax income.

09/30/2025 Form 10-Q	77	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2025	2024	B (W)
Operating loss	$(6.8)	$(6.1)	$(0.7)

Other income, net	20.3	41.7	(21.4)
Interest expense	266.3	222.1	(44.2)
Loss before income taxes	(252.8)	(186.5)	(66.3)

Income tax benefit	(73.4)	(58.0)	15.4
Net loss attributed to common shareholders	$(179.4)	$(128.5)	$(50.9)

Other Income, Net

Other income, net at the corporate and other segment decreased $21.4 million during the nine months ended September 30, 2025, compared with the same period in 2024. The significant factors impacting the decrease in other income, net were:

•A $16.4 million decrease due to a $12.8 million net loss from our equity method investments in technology and energy-focused investment funds during the nine months ended September 30, 2025, compared with net earnings of $3.6 million during the same period in 2024.

•A $3.4 million decrease due to lower net gains from the investments held in the Integrys rabbi trust during the nine months ended September 30, 2025, compared with the same period in 2024. The gains from the investments held in the rabbi trust partially offset increases in benefit costs related to certain deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments.

Interest Expense

Interest expense at the corporate and other segment increased $44.2 million during the nine months ended September 30, 2025, compared with the same period in 2024, primarily due to the impact of long-term debt issuances by WEC Energy Group in June 2024, December 2024, and June 2025. Partially offsetting these increases in interest expense were lower average short-term debt balances and lower average short-term interest rates.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $15.4 million during the nine months ended September 30, 2025, compared with the same period in 2024. This increase was driven by:

•Higher pre-tax loss.

•A $3.7 million increase in excess tax benefits recognized related to stock option exercises.

These increases in the income tax benefit were partially offset by:

•A $3.2 million favorable resolution of a prior period tax audit during the nine months ended September 30, 2024; and

•A $2.5 million increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the nine months ended September 30, 2025, compared with the same period in 2024.

09/30/2025 Form 10-Q	78	WEC Energy Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2025	2024	Change in 2025 Over 2024
Cash provided by (used in):
Operating activities	$2,954.8	$2,630.0	$324.8
Investing activities	(3,570.5)	(2,053.2)	(1,517.3)
Financing activities	691.2	(381.0)	1,072.2

Operating Activities

Net cash provided by operating activities increased $324.8 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by:

•A $368.9 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2025, compared with the same period in 2024. This increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2025, a higher per-unit cost of natural gas, and higher sales volumes from colder weather during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $50.8 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $33.8 million increase in cash from higher distributions from ATC during the nine months ended September 30, 2025, compared with the same period in 2024.

These increases in net cash provided by operating activities were partially offset by:

•A $97.6 million decrease in cash from higher payments for operating and maintenance expenses. During the nine months ended September 30, 2025, our payments were higher due to increased transmission costs, operating and maintenance costs related to our plants, electric and natural gas distribution costs, and benefit expenses.

•A $22.3 million decrease in cash from higher payments for interest driven by issuances of long-term debt in 2024 and 2025, partially offset by lower payments for interest due to lower average short-term debt balances and lower short-term interest rates during the nine months ended September 30, 2025, compared with the same period in 2024.

Investing Activities

Net cash used in investing activities increased $1,517.3 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by:

•A $1,160.4 million increase in cash paid for capital expenditures during the nine months ended September 30, 2025, which is discussed in more detail below.

•The acquisition of a 90% ownership interest in Hardin III in February 2025 for $406.1 million, net of cash acquired of $0.2 million. See Note 2, Acquisitions, for more information.

09/30/2025 Form 10-Q	79	WEC Energy Group, Inc.

•A $96.9 million increase in capital contributions paid to transmission affiliates during the nine months ended September 30, 2025, compared with the same period in 2024. See Note 18, Investment in Transmission Affiliates, for more information.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of an additional 13.7% ownership interest in West Riverside in May 2024 for $97.9 million. See Note 2, Acquisitions, for more information.

•A $33.5 million increase in cash received from ATC during the nine months ended September 30, 2025, compared with the same period in 2024, for the reimbursement of transmission infrastructure upgrades. See Note 18, Investment in Transmission Affiliates, for more information.

Capital Expenditures

Capital expenditures by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2025	2024	Change in 2025 Over 2024
Wisconsin	$2,692.4	$1,546.6	$1,145.8
Illinois	219.3	256.2	(36.9)
Other states	84.5	82.2	2.3
Non-utility energy infrastructure	84.3	33.7	50.6
Corporate and other	14.6	16.0	(1.4)
Total capital expenditures	$3,095.1	$1,934.7	$1,160.4

The increase in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2025, compared with the same period in 2024, was driven by an increase in capital expenditures for the following: renewable energy projects at WE, WPS, and UMERC; CTs at OCPP; WE's electric and natural gas distribution systems; and software to enhance productivity, collaboration, and overall efficiency across the company. These increases in capital expenditures were partially offset by decreased payments for construction of WPS's service center completed in October 2024 and WG's LNG facility completed in February 2024.

The decrease in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2025, compared with the same period in 2024, was driven by lower payments related to PGL's upgrade of its natural gas delivery system. For more information on the factors contributing to this decrease, see Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings. This decrease in capital expenditures was partially offset by increased capital expenditures at Manlove Gas Storage Field.

The increase in cash paid for capital expenditures at the non-utility energy infrastructure segment during the nine months ended September 30, 2025, compared with the same period in 2024, was driven by an increase in capital expenditures related to new generator units at Port Washington Generating Station.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $1,072.2 million during the nine months ended September 30, 2025, compared with the same period in 2024, driven by:

•A $1,566.5 million increase in cash due to $141.7 million of net borrowings of commercial paper during the nine months ended September 30, 2025, compared with $1,424.8 million of net repayments of commercial paper during the same period in 2024.

•A $695.6 million increase in cash due to higher issuances of common stock during the nine months ended September 30, 2025, compared with the same period in 2024. See Note 7, Common Equity, for more information.

•The purchase of an additional 10% ownership interest in Samson I in January 2024 for $28.1 million.

09/30/2025 Form 10-Q	80	WEC Energy Group, Inc.

•A $24.2 million increase in cash related to a higher number of stock options exercised during the nine months ended September 30, 2025, compared with the same period in 2024.

These increases in cash provided by financing activities were partially offset by:

•A $727.8 million decrease in cash due to lower issuances of long-term debt during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $448.4 million decrease in cash due to increased retirements of long-term debt during the nine months ended September 30, 2025, compared with the same period in 2024.

•A $66.2 million decrease in cash due to higher dividends paid on our common stock during the nine months ended September 30, 2025, compared with the same period in 2024. In January 2025, our Board of Directors increased our quarterly dividend by $0.0575 per share (6.9%) effective with the March 2025 dividend payment.

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

(in millions)	2025 (1)	2026	2027
Wisconsin	$3,815.0	$4,223.0	$5,952.5
Illinois	323.6	566.6	738.4
Other states	116.4	115.0	110.5
Non-utility energy infrastructure	484.1	98.2	132.5
Corporate and other	23.0	15.3	15.6
Total	$4,762.1	$5,018.1	$6,949.5

(1)This includes actual capital expenditures incurred through September 30, 2025, as well as estimated capital expenditures for the remainder of the year.

Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. These upgrades include addressing our aging infrastructure, system hardening, and the AMI program. AMI is an integrated system of smart meters, communication networks, and data management systems that enable two-way communication between utilities and customers.

09/30/2025 Form 10-Q	81	WEC Energy Group, Inc.

We are committed to investing in solar, wind, battery storage, and natural gas-fired generation. Below are examples of projects that are proposed, currently underway, or recently completed.

Project	Ownership Interest	Source	Share of Generation	Share of Estimated Costs	Date of Expected Commercial Operation
Paris Solar-Battery Park	90%	Solar/Battery	180 MW/99 MW	$532 million	December 2024 Solar June 2025 Battery (2)
Darien Solar-Battery Park	90%	Solar/Battery	225 MW/68 MW	$560 million	March 2025 Solar (2) 2026 Battery
Koshkonong Solar Park	90%	Solar/Battery	270 MW/149 MW	$930 million	2026 Solar 2027 Battery
Renegade	100%	Solar	100 MW	$226 million	2026
Badger Hollow Wind Energy Generation Facility (1)	90%	Wind	100 MW	$320 million	2027
High Noon	90%	Solar/Battery	270 MW/149 MW	$883 million	2027
OCPP	100%	LNG (2 Bcf)	N/A	$456 million	2027
Paris RICE Generation	100%	RICE	128 MW	$300 million	2027
Rochester Lateral	100%	Gas Lateral	N/A	$200 million	2027
Ursa Solar Electric Generation Facility (1)	90%	Solar	180 MW	$406 million	2027
Whitetail Energy Generation Facility (1)	90%	Wind	60 MW	$200 million	2027
OCPP	100%	CTs	1,100 MW	$1.2 billion	2027-2028
Dawn Harvest Solar Energy Center (1)	90% Solar 100% Battery	Solar/Battery	135 MW/50 MW	$409 million	2028
ERGS Fuel Flexibility (1)	83.34%	Add Gas Capability	N/A	$132 million	2028
Fox Solar (1)	90%	Solar	90 MW	$238 million	2028
Good Oak Solar Generation Facility (1)	90%	Solar	88 MW	$194 million	2028
Gristmill Solar Generation Facility (1)	90%	Solar	60 MW	$130 million	2028
PWGS Turbine Upgrade (1)	100%	Combined Cycle Gas Turbine	100 MW	$227 million	2028
Saratoga Solar Electric Generation and BESS Facility (1)	90%	Solar/Battery	135 MW/45 MW	$406 million	2028
Sinissippi Solar (1)	100%	Solar	100 MW	$277 million	2028
Superior Solar (1)	90%	Solar	135 MW	$354 million	2028
Whitewater Solar Electric Generation Facility (1)	100%	Solar	180 MW	$411 million	2028
Akron Solar (1)	90%	Solar	180 MW	$461 million	2029
Dawn Break Solar and BESS Facility (1)	90%	Solar/Battery	162 MW/162 MW	$697 million	2029
Emerald Bluffs Solar (1)	90%	Solar	203 MW	$510 million	2029

(1)    Pending approval by the PSCW.

(2)    Commercial operation achieved for Paris Solar-Battery Park and Darien Solar Park.

The construction of additional LNG facilities in Wisconsin has been proposed as part of our capital plan and would provide another approximately four Bcf of natural gas supply at an estimated cost of $1 billion. The facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

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

09/30/2025 Form 10-Q	82	WEC Energy Group, Inc.

In accordance with the November 2023 rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and a prudent investment level for replacing aging natural gas infrastructure. In February, 2025, the ICC issued an order setting expectations for PGL's prospective retirement of its aging natural gas infrastructure. The ICC directed us to focus on retiring all cast and ductile iron pipe that has a diameter of less than 36 inches by January 1, 2035. PGL is working on retiring this cast and ductile iron pipe through its PRP. PGL's projected investment is estimated to be approximately $500 million from 2025 through 2027. For more information on regulatory proceedings related to this matter, see Note 23, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceedings.

The non-utility energy infrastructure line item in the table above includes WECI's investment in Hardin III, which closed in February 2025. See Note 2, Acquisitions, for more information on this project.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $645 million from 2026 through 2028. We do not expect to make any contributions to ATC Holdco during that period. WEC's portion of the investment in MISO Tranche 1 is estimated to be approximately $700 million between 2026 and 2030, a portion of which will be funded by ATC's cash from operations. Tranche 1 is part of MISO's Long Range Transmission Planning initiative to upgrade the grid so that it can reliably accommodate for the shift in generation to lower-carbon resources.

Long-Term Debt

See Note 9, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2025.

Common Stock Dividends

Our current quarterly dividend rate is $0.8925 per share, which equates to an annual dividend of $3.57 per share. For information related to our most recent common stock dividend declared, see Note 7, Common Equity.

Other Significant Cash Requirements

See Note 21, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2025.

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

09/30/2025 Form 10-Q	83	WEC Energy Group, Inc.

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

At September 30, 2025, our current liabilities exceeded our current assets by $2,535.0 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

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

09/30/2025 Form 10-Q	84	WEC Energy Group, Inc.

Capitalization Structure

The following table shows our capitalization structure as of September 30, 2025, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our 2024 Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$13,568.4	$13,943.4
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	19,564.7	19,189.7
Short-term debt	1,260.6	1,260.6
Total capitalization	$34,424.1	$34,424.1

Total debt	$20,825.3	$20,450.3

Ratio of debt to total capitalization	60.5%	59.4%

Included in long-term debt on our balance sheet as of September 30, 2025, was $750.0 million principal amount of WEC Energy Group's 2024 Junior Notes (2024A Junior Notes and 2024B Junior Notes, collectively) due 2055. The adjusted presentation attributes $375.0 million of the 2024 Junior Notes to common shareholders' equity and $375.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At September 30, 2025, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2024 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2025. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at September 30, 2025, it could have been required to post $106 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

In March 2025, Moody's changed the rating outlook for PGL to stable from negative as a result of the ICC's order in February 2025 setting expectations for PGL's retirement of aging natural gas infrastructure. Moody's affirmed PGL's ratings, including its Aa3 senior secured rating and its P-1 short term rating for commercial paper. See Note 23, Regulatory Environment, for more information.

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

09/30/2025 Form 10-Q	85	WEC Energy Group, Inc.

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2024 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental and regulatory matters, critical accounting policies and estimates, and other matters.

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

As of September 30, 2025, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years, which include 2019 through 2024, will be deemed recoverable by the ICC. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million during these open reconciliation years. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

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

09/30/2025 Form 10-Q	86	WEC Energy Group, Inc.

required to issue an order in this proceeding. The aggregate capital costs included in the rider during the open reconciliation years, along with any previously recognized return on these investments, totaled approximately $2.9 billion as of September 30, 2025. There can be no assurance that all of these costs and the previously recognized returns will be deemed recoverable by the ICC. Disallowances by the ICC, if any, could be material and have a material adverse impact on our results of operations.

Illinois Proceedings

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its projects to upgrade its natural gas delivery system until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding in January 2024. In February 2025, the ICC issued an order setting expectations for PGL's prospective operations. The ICC directed us to focus on retiring all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. PGL will retire this cast and ductile iron pipe through its PRP. Costs incurred under the PRP will be evaluated for prudency by the ICC in future rate cases. In addition, the program will be overseen by a safety monitor hired by the ICC. We expect to initiate a general rate case proceeding in early 2026, which we anticipate will provide further regulatory clarity before we significantly increase our spend associated PRP.

In March 2024, the ICC initiated a statewide "Future of Gas" proceeding. The goal of this proceeding is to explore the issues involved with decarbonization of the gas distribution system in Illinois and recommend any future ICC action or legislative changes needed. It includes the formal exploration and consideration of the role of natural gas in the future, including in the context of the state’s environmental and energy policy goals. The proceeding includes a broad range of stakeholders, including Illinois utilities and other interested parties. The "Future of Gas" proceeding is expected to be completed in 2026. At this time, we cannot predict the ultimate outcome of this proceeding or the resulting impact to our natural gas operations in Illinois. Future natural gas investment opportunities in Illinois could be negatively impacted depending upon the outcome.

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

09/30/2025 Form 10-Q	87	WEC Energy Group, Inc.

In 2025, the Department of Homeland Security announced the addition of more Chinese businesses to the UFLPA, including several solar supply chain providers. We are working to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

Starting on June 6, 2024, the DOC began applying duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, with the potential for enhanced duties in certain circumstances, based on final findings by both the DOC and the USITC in their AD/CVD investigations that Chinese manufacturers were shifting products to those four Southeast Asian countries to avoid tariffs required on products imported from China.

In April 2024, a coalition of several U.S. producers of solar panels filed a new petition requesting tariffs on imports from the same four Southeast Asian countries. The group alleged that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation. In April 2025, the DOC reached final affirmative determinations, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the U.S. has been impacted and the U.S. solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the US. Affirmative findings in these investigations could cause further strain on the solar panel industry. We are monitoring the status of these petitions.

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

Under the IRA transferability option, we entered into agreements in October 2024, April 2025, and September 2025 to sell the majority of the PTCs and ITCs we generated, or expect to generate, in 2025 and 2026, respectively, to third parties. In May 2025, we entered into an agreement to sell the majority of our remaining unsold PTCs we generated in 2024 to a third party. See Note 12, Income Taxes, for more information about the impact of these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us. Overall, we believe the IRA will help reduce our cost of investing in projects that will support our commitment to reduce emissions and provide customers affordable, reliable, and clean energy over the longer term.

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

09/30/2025 Form 10-Q	88	WEC Energy Group, Inc.

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

One Big Beautiful Bill Act

On July 4, 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the U.S. Treasury Department released IRS Notice 2025-42, implementing new beginning of construction safe harbor rules that became effective September 2, 2025. The capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning of construction rules.

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

09/30/2025 Form 10-Q	89	WEC Energy Group, Inc.

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

09/30/2025 Form 10-Q	90	WEC Energy Group, Inc.

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2024 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2025. No impairments were recorded as a result of these tests. For all of our reporting units, the fair values calculated in step one of the test were greater than their carrying values. The fair values for the reporting units were calculated using a combination of the income approach and the market approach.

For the income approach, we used internal forecasts to project cash flows. Any forecast contains a degree of uncertainty, and changes in these cash flows could significantly increase or decrease the calculated fair value of a reporting unit. For our reporting

09/30/2025 Form 10-Q	91	WEC Energy Group, Inc.

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

For all of our reporting units that carried a goodwill balance at July 1, 2025, the fair value exceeded its carrying value by over 50%. Based on these results, our reporting units are not at risk of failing step one of the goodwill impairment test.

See Note 17, Goodwill and Intangibles, for more information.

09/30/2025 Form 10-Q	92	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2025 Form 10-Q	93	WEC Energy Group, Inc.

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

Risks Related to the Operations of Our Business

We face risks related to providing service to our large-scale customers, including potential customers under our proposed VLC and Bespoke Resources Tariffs, which could impact our business, results of operations, and financial condition.

We are engaged in discussions with a small number of customers to provide power to large-scale data centers being constructed to support AI and other technology capabilities. Because of the significant demand and energy needs associated with these facilities, extending service to these facilities requires investment in incremental electric infrastructure. Subject to pending regulatory approvals from the PSCW, WE is planning to make significant infrastructure investments in new solar and battery projects, natural gas power plants, and other generation and distribution assets to power and serve these large-scale data centers and other projects. Our transmission affiliate, ATC, is also planning to make significant investments in additional transmission infrastructure to serve the increased customer load.

In March 2025, WE filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. Under these proposed inter-connected tariffs, VLCs directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and transmission costs allocated to their usage. The proposed tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or other business customers. WE is incurring significant engineering, design, and equipment costs in advance of receiving approval of the tariffs as well as necessary regulatory and other approvals for the needed generation, distribution, and transmission projects. If any of these projects are canceled for any reason, including failure to receive necessary regulatory approvals and/or siting or environmental permits, significant cancellation penalties under the equipment purchase orders and construction contracts could occur. In addition, if any construction work or investments have already been recorded as an asset, an impairment loss may need to be recorded. We may not be allowed to recover these penalties, other costs incurred, or impairment losses in customer rates, which could have a material adverse effect on our results of operations. WE requires VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse WE for all costs associated with projects requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is also required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a project. Despite these risk mitigating efforts, we may still experience significant losses or delayed recovery of these costs. In addition, the ability to obtain regulatory approval of one or more projects and/or the VLC and Bespoke Resources Tariffs may affect our ability to recover costs with acceptable conditions for these large-scale customers.

The ability to complete large capital projects is dependent upon a number of factors, including the ability to obtain financing of such projects on satisfactory terms and conditions, secure regulatory permits, secure sufficient land for the siting of power generation facilities, obtain necessary interconnection or transmission service in MISO, garner public support for these projects, and the ability of suppliers and contractors to fulfill their obligations under contracts. Successful completion of these projects may be further influenced by changes in law or regulation, such as environmental compliance requirements, trade and tariff issues, including those associated with imported solar panels, as well as supply chain delays or disruptions, workforce challenges, and other events beyond our control. If these projects are significantly delayed or become subject to cost overruns or cancellation due to these or other

09/30/2025 Form 10-Q	94	WEC Energy Group, Inc.

factors, we could incur additional costs and termination payments or face increased risk of potential write-offs of our investments in these projects. The occurrence of any of these events may materially affect the schedule, cost, and performance of these projects.

This concentration of business with a small number of customers in an industry based on emerging technologies, including AI and machine learning, presents several risks. We cannot predict the rate at which or the extent to which these emerging technologies will be broadly adopted and successful as business models. Changes in industry practice or advances in these technologies could reduce the demand for electricity to power data centers. Additionally, these customers may experience business downturn, which may cause the loss of these customers or may weaken their financial condition, including their creditworthiness. Similarly, customers may reduce their investment in these new technologies or abandon them entirely.

Any of these situations may result in the early termination or non-renewal of these customers’ electric service agreements or renewal on terms less favorable to us. Electric service agreements with these customers include provisions for early termination payments, but they may not fully protect against all risks. While the assets constructed to serve these customers may otherwise be useful in our utility operations, there is a risk that we may not be able to fully recover our investment in or a return on those assets.

Our business, results of operations, and financial condition could be materially adversely affected as a result of any or all of these factors.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2025 Form 10-Q	95	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 23 of Wisconsin Electric Power Company, effective as of September 18, 2025, under the Indenture for Debt Securities, dated as of December 1, 1995, between Wisconsin Electric Power Company and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to Wisconsin Electric Power Company's Form 8-K filed September 18, 2025.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2025 Form 10-Q	96	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	October 31, 2025	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2025 Form 10-Q	97	WEC Energy Group, Inc.