Form 10-Q
period 2026-03-31
WEC ENERGY GROUP, INC.
filed 2026-05-07
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (March 31, 2026):

Common Stock, $.01 Par Value, 325,725,678 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

03/31/2026 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Delilah I	Delilah Solar Energy LLC
Hardin III	Hardin Solar Energy III Center
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson Solar Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BTA	Best Technology Available
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate
ELG	Steam Electric Effluent Limitation Guidelines

03/31/2026 Form 10-Q	ii	WEC Energy Group, Inc.

GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
GW	Gigawatt
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2024A Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2024B Junior Notes	WEC Energy Group, Inc.'s Series 2024B 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2025 Junior Notes	WEC Energy Group, Inc.'s Series 2025 5.625% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due May 15, 2056
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2028 Notes	WEC Energy Group, Inc.'s 3.375% Convertible Senior Notes Due 2028
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AI	Artificial Intelligence
AREP	Amended Renewable Energy Plan
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
EDA	Equity Distribution Agreement
EPS	Earnings Per Share
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PPA	Power Purchase Agreement
PRP	Pipe Retirement Program
PTC	Production Tax Credit
Pulliam	J.P. Pulliam Generating Station
QIP	Qualifying Infrastructure Plant

03/31/2026 Form 10-Q	iii	WEC Energy Group, Inc.

Renegade	Renegade Solar Energy Center
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
VLC	Very Large Customer
Weston	Weston Generating Station

03/31/2026 Form 10-Q	iv	WEC Energy Group, Inc.

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

Forward-looking statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the statements. These risks and uncertainties include those described in risk factors as set forth in our 2025 Annual Report on Form 10-K, and those identified below:

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

•The risk of delays and shortages, and increased costs of equipment, materials, or other resources that are critical to our business operations and corporate strategy, as a result of changes to United States trade policy (including changes to tariffs on imports, port fees, and other trade policy tools) as well as changes to foreign governments' trade policies impacting United States exports, supply chain disruptions (including from rail congestion), inflation, and other factors;

03/31/2026 Form 10-Q	1	WEC Energy Group, Inc.

•Risks related to providing service to data centers and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover our investment on assets developed to serve our large-scale customers, lower than anticipated need for electricity by these customers, failure to garner public support, or new legislation or regulation impacting large-scale customer cost allocation;

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

•Any impacts on the global economy, including from sanctions, and impacts on supply chains and fuel prices, generally, from increasing tensions between the United States and other countries, such as the war with Iran, or from other new, protracted or escalating regional or international conflicts;

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

•Changes in the creditworthiness of the counterparties with whom we have contractual arrangements, including data centers and other large-scale customers, participants in the energy trading markets and fuel suppliers and transporters;

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

03/31/2026 Form 10-Q	2	WEC Energy Group, Inc.

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

03/31/2026 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended
	March 31
(in millions, except per share amounts)	2026	2025
Operating revenues	$3,434.2	$3,149.5

Operating expenses
Cost of sales	1,391.0	1,165.7
Other operation and maintenance	608.7	608.0
Depreciation and amortization	379.8	359.9
Property and revenue taxes	74.7	78.4
Total operating expenses	2,454.2	2,212.0

Operating income	980.0	937.5

Equity in earnings of transmission affiliates	59.5	53.6
Other income, net	48.2	18.1
Interest expense	228.5	223.0
Other expense	(120.8)	(151.3)

Income before income taxes	859.2	786.2
Income tax expense	53.1	60.7
Net income	806.1	725.5

Preferred stock dividends of subsidiary	0.3	0.3
Net income attributed to noncontrolling interests	(1.4)	(1.0)
Net income attributed to common shareholders	$804.4	$724.2

EPS
Basic	$2.47	$2.28
Diluted	$2.45	$2.27

Weighted average common shares outstanding
Basic	325.6	318.2
Diluted	328.3	319.3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended
	March 31
(in millions)	2026	2025
Net income	$806.1	$725.5

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	—	(0.1)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	—

Other comprehensive income (loss), net of tax	0.1	(0.1)

Comprehensive income	806.2	725.4

Preferred stock dividends of subsidiary	0.3	0.3
Comprehensive income attributed to noncontrolling interests	(1.4)	(1.0)
Comprehensive income attributed to common shareholders	$804.5	$724.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$45.6	$27.6
Accounts receivable and unbilled revenues, net of reserves of $156.0 and $148.7, respectively	1,914.4	2,062.7
Materials, supplies, and inventories	612.3	803.4
Prepaid taxes	125.2	178.8
Other prepayments	80.5	92.4
Other	203.0	119.8
Current assets	2,981.0	3,284.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $12,667.5 and $12,411.5, respectively	38,707.0	38,278.1
Regulatory assets (March 31, 2026 and December 31, 2025 include $65.5 and $67.5, respectively, related to WEPCo Environmental Trust)	3,111.3	3,156.3
Equity investment in transmission affiliates	2,369.5	2,280.4
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	1,098.5	1,082.4
Other	413.9	383.6
Long-term assets	48,753.0	48,233.6
Total assets	$51,734.0	$51,518.3

Liabilities and Equity
Current liabilities
Short-term debt	$2,045.2	$1,924.7
Current portion of long-term debt (March 31, 2026 and December 31, 2025 include $9.3 related to WEPCo Environmental Trust)	520.4	1,519.4
Accounts payable	830.8	1,140.1
Accrued interest	264.1	161.3
Other	728.9	847.9
Current liabilities	4,389.4	5,593.4

Long-term liabilities
Long-term debt (March 31, 2026 and December 31, 2025 include $67.4 related to WEPCo Environmental Trust)	19,381.8	18,498.1
Finance lease obligations	370.4	372.0
Deferred income taxes	5,967.2	5,891.7
Deferred revenue, net	309.6	314.2
Regulatory liabilities	4,114.7	4,121.3
Intangible liabilities	565.3	580.3
Environmental remediation liabilities	474.3	484.1
AROs	660.6	647.0
Other	931.4	963.4
Long-term liabilities	32,775.3	31,872.1

Commitments and contingencies (Note 21)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 325,725,678 and 325,461,519 shares outstanding, respectively	3.3	3.3
Additional paid in capital	5,147.4	5,124.4
Retained earnings	8,987.8	8,493.5
Accumulated other comprehensive loss	(7.5)	(7.6)
Common shareholders' equity	14,131.0	13,613.6

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	407.9	408.8
Total liabilities and equity	$51,734.0	$51,518.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Three Months Ended
	March 31
(in millions)	2026	2025
Operating activities
Net income	$806.1	$725.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	379.8	359.9
Deferred income taxes and ITCs, net	27.8	55.6
Contributions and payments related to pension and OPEB plans	(3.8)	(3.9)
Equity income in transmission affiliates, net of distributions	(13.3)	2.2
Change in –
Accounts receivable and unbilled revenues, net	77.9	(180.3)
Materials, supplies, and inventories	191.1	237.2
Other current assets	(10.2)	13.0
Accounts payable	(201.0)	(195.4)
Accrued interest	102.8	83.5
Other current liabilities	(47.9)	74.2
Other, net	(90.9)	(8.9)
Net cash provided by operating activities	1,218.4	1,162.6

Investing activities
Capital expenditures	(817.9)	(701.1)
Acquisition of Hardin III, net of cash acquired of $0.2	—	(406.1)
Capital contributions to transmission affiliates	(75.8)	(42.3)
Proceeds from the sale of assets	21.7	—
Reimbursement for ATC's transmission infrastructure upgrades	—	39.7
Other, net	(14.4)	8.0
Net cash used in investing activities	(886.4)	(1,101.8)

Financing activities
Exercise of stock options	7.4	21.2
Issuance of common stock, net	12.8	117.1
Dividends paid on common stock	(310.1)	(283.6)
Issuance of long-term debt	1,005.2	—
Retirement of long-term debt	(1,118.9)	(17.9)
Change in commercial paper	119.2	209.5
Other, net	(11.2)	(5.9)
Net cash provided by (used in) financing activities	(295.6)	40.4

Net change in cash, cash equivalents, and restricted cash	36.4	101.2
Cash, cash equivalents, and restricted cash at beginning of period	70.9	42.2
Cash, cash equivalents, and restricted cash at end of period	$107.3	$143.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$3.3	$5,124.4	$8,493.5	$(7.6)	$13,613.6	$30.4	$408.8	$14,052.8
Net income attributed to common shareholders	—	—	804.4	—	804.4	—	—	804.4
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.4	1.4
Other comprehensive income	—	—	—	0.1	0.1	—	—	0.1
Issuance of common stock, net	—	12.8	—	—	12.8	—	—	12.8
Common stock dividends of $0.9525 per share	—	—	(310.1)	—	(310.1)	—	—	(310.1)
Exercise of stock options	—	7.4	—	—	7.4	—	—	7.4
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.1)	(3.1)
Stock-based compensation and other	—	2.8	—	—	2.8	—	—	2.8
Balance at March 31, 2026	$3.3	$5,147.4	$8,987.8	$(7.5)	$14,131.0	$30.4	$407.9	$14,569.3

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$3.2	$4,315.8	$8,083.8	$(7.8)	$12,395.0	$30.4	$376.5	$12,801.9
Net income attributed to common shareholders	—	—	724.2	—	724.2	—	—	724.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.0	1.0
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	117.1	—	—	117.1	—	—	117.1
Common stock dividends of $0.8925 per share	—	—	(283.6)	—	(283.6)	—	—	(283.6)
Exercise of stock options	—	21.2	—	—	21.2	—	—	21.2
Acquisition of noncontrolling interests	—	—	—	—	—	—	45.1	45.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation and other	—	2.0	—	—	2.0	—	—	2.0
Balance at March 31, 2025	$3.2	$4,456.1	$8,524.4	$(7.9)	$12,975.8	$30.4	$420.8	$13,427.0

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

03/31/2026 Form 10-Q	8	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2026

NOTE 1—GENERAL INFORMATION

WEC Energy Group serves approximately 1.7 million electric customers and 3.1 million natural gas customers, owns approximately 60% of ATC, and owns majority interests in multiple renewable generating facilities as part of its non-utility energy infrastructure segment.

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three months ended March 31, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

In management's opinion, we have included all adjustments, normal and recurring in nature, necessary for a fair presentation of our financial results.

NOTE 2—ACQUISITIONS

In accordance with Topic 805: Clarifying the Definition of a Business (ASU 2017-01), transactions are evaluated and are accounted for as acquisitions of assets or businesses, and transaction costs are capitalized in asset acquisitions. It was determined that the below acquisitions met the criteria of asset acquisitions. The purchase price of the Hardin III acquisition discussed below includes intangibles recorded as long-term liabilities related to PPAs. See Note 17, Goodwill and Intangibles, for more information.

Pending Acquisitions of Electric Generation Facilities in Wisconsin

WE filed for PSCW approval to purchase a 30% ownership interest in Weston Unit 4, an approximately 500 MW supercritical pulverized coal base load electric generating facility located in the Villages of Kronenwetter and Rothschild, Wisconsin and the Town of Knowlton, Wisconsin. WPS currently owns a 70% interest in this facility. Pursuant to the asset purchase agreement, WE would purchase the remaining 30% interest currently owned by an unrelated third-party for its book value at the closing date, currently estimated at $150 million. If approved, it is anticipated that the transaction would close by the end of 2026.

In December 2025, WE and WPS, along with an unaffiliated utility, signed an agreement to acquire Whitetail Wind Energy Generation Facility, a wind-powered electric generation project with a total capacity of 67.2 MW. This project has been approved by the PSCW and will be located in Grant County, Wisconsin and WE will own 80% and WPS will own 10%. WE's share of the purchase price is expected to be approximately $178 million and WPS's share of the purchase price is expected to be approximately $22 million. The project is expected to close in late 2027 and it is expected to qualify for PTCs.

03/31/2026 Form 10-Q	9	WEC Energy Group, Inc.

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

NOTE 3—DISPOSITION

Illinois Segment

Sale of Certain Real Estate by The Peoples Gas Light and Coke Company

In January 2026, we sold approximately 15 acres of real estate owned by PGL that was no longer being utilized in its operations, for $20.9 million, which is net of selling costs. The real estate was located in Chicago, Illinois. As a result of the sale, a pre-tax gain in the amount of $11.9 million was recorded within other operation and maintenance expense on our income statement. The book value of the real estate included in the sale was not material and, therefore, was not presented as held for sale.

NOTE 4—OPERATING REVENUES

For more information about our operating revenues, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2026
Electric	$1,433.3	$—	$—	$1,433.3	$—	$—	$—		$1,433.3
Natural gas	892.3	712.0	253.5	1,857.8	13.2	—	(13.1)		1,857.9
Total regulated revenues	2,325.6	712.0	253.5	3,291.1	13.2	—	(13.1)		3,291.2
Other non-utility revenues	—	—	5.6	5.6	75.7	—	(1.6)		79.7
Total revenues from contracts with customers	2,325.6	712.0	259.1	3,296.7	88.9	—	(14.7)		3,370.9
Other operating revenues	12.7	37.7	(1.8)	48.6	121.8	—	(107.1)	(1)	63.3
Total operating revenues	$2,338.3	$749.7	$257.3	$3,345.3	$210.7	$—	$(121.8)		$3,434.2

03/31/2026 Form 10-Q	10	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended March 31, 2025
Electric	$1,320.0	$—	$—	$1,320.0	$—	$—	$—		$1,320.0
Natural gas	734.1	759.3	223.7	1,717.1	14.1	—	(13.4)		1,717.8
Total regulated revenues	2,054.1	759.3	223.7	3,037.1	14.1	—	(13.4)		3,037.8
Other non-utility revenues	—	—	5.5	5.5	61.5	—	(1.6)		65.4
Total revenues from contracts with customers	2,054.1	759.3	229.2	3,042.6	75.6	—	(15.0)		3,103.2
Other operating revenues	5.8	29.0	(2.1)	32.7	118.7	—	(105.1)	(1)	46.3
Total operating revenues	$2,059.9	$788.3	$227.1	$3,075.3	$194.3	$—	$(120.1)		$3,149.5

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

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended March 31
(in millions)	2026	2025
Residential	$573.4	$545.0
Small commercial and industrial	451.6	421.1
Large commercial and industrial	274.0	238.3
Other	8.1	8.0
Total retail revenues	1,307.1	1,212.4
Wholesale	30.1	27.7
Resale	77.0	62.8
Steam	13.8	12.8
Other utility revenues	5.3	4.3
Total electric utility operating revenues	$1,433.3	$1,320.0

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2026
Residential	$567.3	$452.2	$150.5	$1,170.0
Commercial and industrial	288.6	131.2	81.3	501.1
Total retail revenues	855.9	583.4	231.8	1,671.1
Transportation	34.4	93.8	13.6	141.8
Other utility revenues (1)	2.0	34.8	8.1	44.9
Total natural gas utility operating revenues	$892.3	$712.0	$253.5	$1,857.8

03/31/2026 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended March 31, 2025
Residential	$488.8	$465.6	$142.7	$1,097.1
Commercial and industrial	250.4	131.2	73.1	454.7
Total retail revenues	739.2	596.8	215.8	1,551.8
Transportation	33.2	97.4	13.5	144.1
Other utility revenues (1)	(38.3)	65.1	(5.6)	21.2
Total natural gas utility operating revenues	$734.1	$759.3	$223.7	$1,717.1

(1)    Includes the revenues subject to the purchased gas recovery mechanisms of our utilities, which fluctuate by segment based on actual natural gas costs incurred, compared with the recovery of natural gas costs that were included in rates.

Other Natural Gas Operating Revenues

We have other natural gas operating revenues from Bluewater, which is in our non-utility energy infrastructure segment. Bluewater has entered into long-term service agreements for natural gas storage services with WE, WPS, and WG. All amounts associated with the service agreements with WE, WPS, and WG have been eliminated at the consolidated level.

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2026	2025
Renewable generation revenues	$68.0	$53.8
We Power revenues (1)	6.1	6.1
Appliance service revenues	5.6	5.5
Total other non-utility operating revenues	$79.7	$65.4

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended March 31
(in millions)	2026	2025
Alternative revenues (1)	$26.9	$18.3
Late payment charges	15.9	13.8
Amortization of revenue intangibles (2)	14.7	13.6
Bespoke resources current return (3)	4.3	—
Other	1.5	0.6
Total other operating revenues	$63.3	$46.3

(1)    Alternative revenues consist of amounts to be recovered or refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups. For more information about our alternative revenues, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

(2)    We account for our asset acquisitions by recognizing identifiable intangible assets and liabilities assumed at fair value at the acquisition date. Amortization of these intangible assets and liabilities, which relate to PPAs and a proxy revenue swap, is recognized on a straight-line basis over the remaining contract term as a decrease or increase to operating revenues, respectively. See Note 17, Goodwill and Intangibles, for more information.

03/31/2026 Form 10-Q	12	WEC Energy Group, Inc.

(3)    Consists of carrying costs earned during the construction of certain bespoke resources assigned to WE's VLCs. For more information about the bespoke resources current return, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

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

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at March 31, 2026 and December 31, 2025, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
March 31, 2026
Accounts receivable and unbilled revenues	$1,279.3	$605.3	$122.7	$2,007.3	$56.7	$6.4	$2,070.4
Allowance for credit losses	63.6	88.3	4.1	156.0	—	—	156.0
Accounts receivable and unbilled revenues, net (1)	$1,215.7	$517.0	$118.6	$1,851.3	$56.7	$6.4	$1,914.4

Total accounts receivable, net – past due greater than 90 days (1)	$48.8	$45.3	$2.3	$96.4	$—	$—	$96.4
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	96.5%	100.0%	—%	95.8%	—%	—%	95.8%

03/31/2026 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2025
Accounts receivable and unbilled revenues	$1,368.8	$654.8	$130.2	$2,153.8	$50.3	$7.3	$2,211.4
Allowance for credit losses	61.7	82.3	4.7	148.7	—	—	148.7
Accounts receivable and unbilled revenues, net (1)	$1,307.1	$572.5	$125.5	$2,005.1	$50.3	$7.3	$2,062.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.4	$36.8	$6.6	$89.8	$—	$—	$89.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.6%	100.0%	—%	89.9%	—%	—%	89.9%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at March 31, 2026, $1,240.3 million, or 64.8%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. See Note 23, Regulatory Environment, for more information on PGL and NSG's UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and amounts recovered in rates.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended March 31, 2026 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2026	$61.7	$82.3	$4.7	$148.7
Provision for credit losses	48.8	16.8	(0.1)	65.5
Provision for credit losses deferred for future recovery or refund	(25.2)	5.6	—	(19.6)
Write-offs charged against the allowance	(36.0)	(23.5)	(1.1)	(60.6)
Recoveries of amounts previously written off	14.3	7.1	0.6	22.0
Balance at March 31, 2026	$63.6	$88.3	$4.1	$156.0

On a consolidated basis, there was a $7.3 million increase in the allowance for credit losses at March 31, 2026, compared to January 1, 2026. This increase is driven by an increase in past due balances over the winter moratorium months, when we are not allowed to disconnect service as a result of non-payment. In Wisconsin, the winter moratorium begins on November 1 and ends on April 15. In Illinois, the winter moratorium begins on December 1 and ends on March 31.

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

On a consolidated basis, there was a $3.4 million decrease in the allowance for credit losses at March 31, 2025, compared to January 1, 2025. The allowance for credit losses decreased in Wisconsin during the quarter mainly driven by customer write-offs in addition to a decrease in past due account balances. Reserves increased in Illinois due to an increase in past due balances over the winter moratorium months.

03/31/2026 Form 10-Q	14	WEC Energy Group, Inc.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at March 31, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	March 31, 2026	December 31, 2025
Regulatory assets
Plant retirement related items	$751.8	$768.6
Environmental remediation costs	553.6	566.0
Pension and OPEB costs	544.8	564.5
Income tax related items	511.1	493.4
AROs	194.7	185.1
System support resource	90.1	92.6
Uncollectible expense	87.8	123.9
Decoupling	70.6	43.8
Energy costs recoverable through rate adjustments	66.4	6.7
Securitization	65.5	67.5
Derivatives	41.3	57.7
Finance and operating leases	41.0	36.0
Electric transmission costs	38.1	30.7
Bluewater	34.8	37.7
Other, net	92.0	99.4
Total regulatory assets	$3,183.6	$3,173.6

Balance sheet presentation
Other current assets	$72.3	$17.3
Regulatory assets	3,111.3	3,156.3
Total regulatory assets	$3,183.6	$3,173.6

(in millions)	March 31, 2026	December 31, 2025
Regulatory liabilities
Income tax related items	$1,783.5	$1,802.4
Removal costs	1,620.7	1,584.7
Pension and OPEB benefits	299.4	301.5
Energy costs refundable through rate adjustments	144.2	119.2
Proposed settlement related to QIP and UEA riders	125.0	125.0
Uncollectible expense	63.7	73.1
Earnings sharing mechanisms	34.9	35.8
MERC property tax tracker	24.2	23.1
Energy efficiency programs	21.0	12.2
Derivatives	11.9	27.4
Other, net	89.8	105.8
Total regulatory liabilities	$4,218.3	$4,210.2

Balance sheet presentation
Other current liabilities	$103.6	$88.9
Regulatory liabilities	4,114.7	4,121.3
Total regulatory liabilities	$4,218.3	$4,210.2

03/31/2026 Form 10-Q	15	WEC Energy Group, Inc.

NOTE 7—PROPERTY, PLANT, AND EQUIPMENT

Wisconsin Segment Plant to be Retired

Oak Creek Power Plant Units 7-8

The retirement of OCPP Units 7 and 8 became probable at the end of 2022, following initial PSCW approvals for replacement generation. On April 1, 2026, we announced plans to extend the operating lives of OCPP Units 7 and 8, and expect to have the units available to meet high energy demand periods through 2027. These units were previously scheduled to be retired at the end of 2026. The decision to postpone the retirement dates for these units is based on two critical factors, reliability and affordability for WE’s customers. This past winter the Midwest power market experienced tightened energy supply and higher energy costs during extreme temperatures. Keeping OCPP Units 7 and 8 available will better position WE to serve customers with safe, reliable and affordable energy on the hottest and coldest days of the year. The extension of these units will serve as a bridge until new dispatchable generation begins to come online, which is expected in late 2027.

The total net book value of WE's ownership share of OCPP Units 7 and 8 was $613.3 million at March 31, 2026, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

The Peoples Gas Light and Coke Company Impairment

In the fourth quarter of 2025, PGL recorded a $130.0 million impairment to property, plant, and equipment related to the terms of a proposed settlement that would resolve its open QIP proceedings. See Note 23, Regulatory Environment, for more information.

NOTE 8—COMMON EQUITY

Stock-Based Compensation

During the three months ended March 31, 2026, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

Award Type	Number of Awards
Stock options (1)	269,085
Restricted shares (2)	75,222
Performance units	182,146

(1)Stock options awarded had a weighted-average exercise price of $106.09 and a weighted-average grant date fair value of $21.20 per option.

(2)Restricted shares awarded had a weighted-average grant date fair value of $106.09 per share.

03/31/2026 Form 10-Q	16	WEC Energy Group, Inc.

Restrictions

Our ability as a holding company to pay common stock dividends primarily depends on the availability of funds received from our utility subsidiaries, We Power, Bluewater, ATC Holding LLC (which holds our ownership interest in ATC), and WECI. Various financing arrangements and regulatory requirements impose certain restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances. Our utility subsidiaries, with the exception of UMERC and MGU, are prohibited from loaning funds to us, either directly or indirectly. See Note 11, Common Equity, in our 2025 Annual Report on Form 10-K for additional information on these and other restrictions.

We do not believe that these restrictions will materially affect our operations or limit any dividend payments in the foreseeable future.

Common Stock

We issue new shares of common stock to fulfill our obligations under various stock-based employee benefit and compensation plans and to provide shares to participants in our dividend reinvestment and stock purchase plan.

In August 2024, we entered into an EDA, under which we could offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $1.5 billion through an at-the-market offering program. In October 2025, we terminated this EDA and entered into a new EDA, under which we may offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $3.0 billion through an at-the-market offering program. This EDA also includes an equity forward sales component and a collared forward sales component. We may offer and sell our common shares through the sales agents party to the EDA during the term of the agreement. The October 2025 EDA will terminate upon the earliest of (i) the sale of all common stock subject to the EDA, (ii) termination of the EDA pursuant to its terms, or (iii) October 31, 2028. Actual sales of common stock under the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold under our EDA will be done pursuant to our registration statement on Form S-3 filed with the SEC on August 5, 2024 and the related prospectus supplements.

As of March 31, 2026, we had not yet issued any shares of common stock under our October 2025 EDA; however, we did enter into several forward sales contracts. As of March 31, 2026, no shares had been settled under these contracts. The following table presents information related to the common stock sold under our outstanding forward sales contracts at March 31, 2026:

Forward Sale Contract Effective Date	Maturity Date	Shares	Initial Forward Price (1)
Fourth quarter - 2025	June 30, 2027	58,533	$110.7748
First quarter - 2026	September 30, 2027	3,726,090	114.8548

(1)Amount represents the weighted-average initial forward price of the forward sales contracts that became effective during the quarter. The initial forward price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts as specified in the contract.

No amounts are recorded on our balance sheet with respect to these contracts until actual settlement occurs. The contracts require us, at our election, to either (i) physically settle the transaction by issuing shares of our stock in exchange for net cash proceeds at the then-applicable forward sales price or (ii) net settle the transaction through the delivery or receipt of cash or shares in accordance with the contract provisions. At March 31, 2026, we could have settled our outstanding forward sales contracts as follows:

(Dollars in millions)	Physical Share Settlement	Net Settlement
Forward Sale Contract Effective Date	Cash Proceeds	Cash Payments	Shares Issued
Fourth quarter - 2025	$6.5	$(0.3)	(2,486)
First quarter - 2026	428.8	(2.5)	(22,022)

03/31/2026 Form 10-Q	17	WEC Energy Group, Inc.

We had the following changes to our outstanding common stock during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
	2026	2025
Common stock shares outstanding at beginning of period	325,461,519	317,680,855
Shares issued:
At-the-market offering program	—	977,824
Stock-based compensation	151,210	342,711
401(k)	30,934	43,300
Stock investment plan	82,015	88,811
Common stock shares outstanding at end of period	325,725,678	319,133,501

On April 16, 2026, our Board of Directors declared a quarterly cash dividend of $0.9525 per share, payable on June 1, 2026, to shareholders of record on May 14, 2026.

Earnings Per Share

The following table shows the computation of our basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31
(in millions)	2026	2025
Numerator:
Net income attributed to common shareholders	$804.4	$724.2

Denominator:
Weighted average basic shares outstanding	325.6	318.2
Dilutive effect of stock-based compensation awards	0.5	0.5
Dilutive effect of convertible senior notes	2.2	0.6
Weighted average diluted shares	328.3	319.3

Basic EPS	$2.47	$2.28
Diluted EPS	$2.45	$2.27

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	March 31, 2026	December 31, 2025
Commercial paper
Amount outstanding	$2,040.5	$1,921.3
Weighted-average interest rate on amounts outstanding	4.07%	3.89%
Operating expense loans
Amount outstanding (1)	$4.7	$3.4

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, Samson I, Thunderhead, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the three months ended March 31, 2026 was $2,271.8 million with a weighted-average interest rate during the period of 3.88%.

03/31/2026 Form 10-Q	18	WEC Energy Group, Inc.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	March 31, 2026
WEC Energy Group	August 2030	$1,700.0
WE	August 2030	800.0
PGL	August 2030	600.0
WPS	August 2030	450.0
WG	August 2030	350.0
Total short-term credit capacity		$3,900.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		2,040.5
Available capacity under existing agreements		$1,857.2

NOTE 10—LONG-TERM DEBT

WEC Energy Group, Inc.

In January 2026, our $1,000.0 million of 4.75% Senior Notes due January 9, 2026, matured, and principal and accrued interest were paid with proceeds received from issuing commercial paper.

In February 2026, we issued an additional $400.0 million of our 4.75% Senior Notes due January 15, 2028, and used the net proceeds to repay short-term debt and for other general corporate purposes.

Convertible Senior Notes

As of March 31, 2026, the conditions allowing holders to convert their notes were not met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes, 2028 Notes, and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of March 31, 2026:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(3.9)	$858.6	$1,041.2
2028 Notes	900.0	(7.7)	892.3	932.8
2029 Notes	862.5	(6.3)	856.2	1,065.7

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 13, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

03/31/2026 Form 10-Q	19	WEC Energy Group, Inc.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes, 2028 Notes, and 2029 Notes:

	Three Months Ended March 31
(in millions)	2026	2025
2027 Notes
Contractual interest expense	$9.4	$9.4
Amortization of debt issuance costs	0.8	0.8
Total interest expense – 2027 Notes	10.2	10.2

2028 Notes
Contractual interest expense	7.6	—
Amortization of debt issuance costs	0.9	—
Total interest expense – 2028 Notes	$8.5	$—

2029 Notes
Contractual interest expense	9.4	9.4
Amortization of debt issuance costs	0.5	0.5
Total interest expense – 2029 Notes	$9.9	$9.9

Wisconsin Electric Power Company

In March 2026, WE issued $300.0 million of 5.65% Debentures, due March 15, 2056, and used the net proceeds to repay short-term debt and for other general corporate purposes.

Wisconsin Public Service Corporation

In January 2026, WPS issued $300.0 million of 4.25% Senior Notes, due January 15, 2031, and used the net proceeds to repay short-term debt and for other general corporate purposes.

The Peoples Gas Light and Coke Company

PGL has used certain First Mortgage Bonds to secure tax exempt interest rates. The Illinois Finance Authority has issued tax exempt bonds, and the proceeds from the sale of these bonds were loaned to PGL. In return, PGL issued $100.0 million of collateralized First Mortgage Bonds. In February 2026, PGL provided notice of its intent to redeem in full all $50.0 million of its First and Refunding Mortgage Bonds, Series VV and all of its $50.0 million First and Refunding Mortgage Bonds, Series ZZ. In addition, notices of redemption for all $50.0 million of the related 3.90% Illinois Finance Authority Gas Supply Refunding Revenue Bonds, Series 2010 due March 1, 2030 and all $50.0 million of the 4.00% Illinois Finance Authority Gas Supply Refunding Revenue Bonds, Series 2013A due February 1, 2033 were issued. In March 2026, all redemptions were made.

NOTE 11—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	March 31, 2026	December 31, 2025
Materials and supplies	$425.5	$416.4
Fossil fuel	94.4	94.5
Natural gas in storage	92.4	292.5
Total	$612.3	$803.4

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At March 31, 2026, we had a temporary LIFO liquidation credit of $44.6 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

03/31/2026 Form 10-Q	20	WEC Energy Group, Inc.

Substantially all other materials and supplies, fossil fuel, and natural gas in storage inventories are recorded using the weighted-average cost method of accounting.

NOTE 12—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$859.2		$786.2
United States federal statutory income tax rate	$180.1	21.0%	$164.8	21.0%
State and local income taxes net of federal tax effect (1)	49.3	5.8%	48.5	6.2%
Tax credits
PTCs, net (2)	(129.7)	(15.1)%	(120.1)	(15.3)%
Other	(3.9)	(0.5)%	(3.3)	(0.4)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(19.1)	(2.2)%	(8.5)	(1.1)%
Other	5.8	0.7%	3.4	0.4%
Changes in unrecognized tax benefits	—	—%	0.1	—%
Other adjustments
Federal excess deferred tax amortization (4)	(18.5)	(2.2)%	(18.7)	(2.4)%
Other, net	(10.9)	(1.3)%	(5.5)	(0.7)%
Total income tax expense	$53.1	6.2%	$60.7	7.7%

(1)    State taxes in Wisconsin made up the majority of the tax effect in this category.

(2)    PTCs are an inflation adjusted United States federal income tax credit for each kilowatt hour of electricity generated by certain renewable energy projects.

(3)    AFUDC-Equity represents the cost of capital (i.e. ROE) that is added to the construction cost of an asset while it is being built. The tax benefit for regulated utilities from AFUDC-Equity is a regulatory gross-up to allow the recovery of income taxes on the equity portion of construction costs, even though it is not a tax deductible expense.

(4)    The Tax Cuts and Jobs Act of 2017 required our regulated utilities to remeasure their deferred income taxes and we began to amortize the resulting excess deferred income taxes beginning in 2018, in accordance with normalization requirements. The decrease in income tax expense related to the amortization of the deferred tax benefits is offset by a decrease in revenue as the benefits are returned to customers, resulting in no impact on net income.

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

There were no income taxes paid or received during the three months ended March 31, 2026 and 2025.

NOTE 13—FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

03/31/2026 Form 10-Q	21	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.6	$4.9	$—	$7.5
FTRs	—	—	2.3	2.3
Total derivative assets	$2.6	$4.9	$2.3	$9.8

Investments held in rabbi trust	$37.6	$—	$—	$37.6

Derivative liabilities
Natural gas contracts	$32.4	$3.3	$—	$35.7
FTRs	—	—	0.4	0.4
Total derivative liabilities	$32.4	$3.3	$0.4	$36.1

03/31/2026 Form 10-Q	22	WEC Energy Group, Inc.

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.5	$18.3	$—	$19.8
FTRs	—	—	6.5	6.5
Total derivative assets	$1.5	$18.3	$6.5	$26.3

Investments held in rabbi trust	$42.0	$—	$—	$42.0

Derivative liabilities
Natural gas contracts	$23.3	$8.4	$—	$31.7
FTRs	—	—	0.8	0.8
Total derivative liabilities	$23.3	$8.4	$0.8	$32.5

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

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended March 31, 2026 and 2025, the net unrealized losses included in earnings related to the investments held at the end of the period were $1.7 million and $1.8 million, respectively.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended March 31
(in millions)	2026	2025
Balance at the beginning of the period	$5.7	$7.8
Purchases	—	1.2
Net realized and unrealized losses included in earnings (1)	—	(0.3)
Sales	(0.3)	—
Settlements	(3.5)	(5.7)
Balance at the end of the period	$1.9	$3.0

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized losses are recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.6	$30.4	$21.2
Long-term debt, including current portion	19,902.2	19,401.8	20,017.5	19,609.1

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

03/31/2026 Form 10-Q	23	WEC Energy Group, Inc.

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

	March 31, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$7.4	$33.6	$19.7	$30.0
FTRs	2.3	0.4	6.5	0.8
Total current	9.7	34.0	26.2	30.8

Long-term
Natural gas contracts	0.1	2.1	0.1	1.7

Total	$9.8	$36.1	$26.3	$32.5

Realized gains and losses on derivatives used in our regulated utility operations are recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our utilities’ fuel and natural gas cost recovery mechanisms. Realized gains and losses on FTRs and TCRs used in our non-utility operations are recorded in operating revenues on the income statements. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
(in millions)	Volumes	Gains	Volumes	Gains (Losses)
Natural gas contracts	63.0 Dth	$29.6	61.5 Dth	$(1.9)
FTRs and TCRs
Regulated utility operations	5.8 MWh	1.7	7.1 MWh	1.7
Non-utility operations	0.1 MWh	0.1	0.3 MWh	(0.2)
Total		$31.4		$(0.4)

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At March 31, 2026 and December 31, 2025, we had posted cash collateral of $68.2 million and $41.4 million, respectively. These amounts were recorded on our balance sheets in other current assets. At March 31, 2026, we had also received cash collateral of $2.5 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	March 31, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$9.8	$36.1		$26.3	$32.5
Gross amount not offset on the balance sheet	(3.4)	(33.2)	(1)	(2.0)	(23.8)	(2)
Net amount	$6.4	$2.9		$24.3	$8.7

(1)Includes cash collateral posted of $29.8 million.

(2)Includes cash collateral posted of $21.8 million.

03/31/2026 Form 10-Q	24	WEC Energy Group, Inc.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three months ended March 31, 2026 and 2025 were not significant. At March 31, 2026, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 15—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at March 31, 2026	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$177.3	$18.7	$32.9	$125.7
Surety bonds (2)	46.4	45.4	1.0	—
Other guarantees (3)	10.4	—	—	10.4
Total guarantees	$234.1	$64.1	$33.9	$136.1

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

NOTE 16—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended March 31
(in millions)	2026	2025
Service cost	$6.1	$5.7
Interest cost	28.6	30.3
Expected return on plan assets	(42.8)	(44.1)
Amortization of net actuarial loss	10.4	13.6
Net periodic benefit cost	$2.3	$5.5

	OPEB Benefits
	Three Months Ended March 31
(in millions)	2026	2025
Service cost	$3.1	$2.8
Interest cost	6.7	6.5
Expected return on plan assets	(14.4)	(13.6)
Amortization of prior service credit	(1.1)	(3.2)
Amortization of net actuarial gain	(1.7)	(1.4)
Net periodic benefit credit	$(7.4)	$(8.9)

During the three months ended March 31, 2026, we made contributions and payments of $3.4 million related to our pension plans and $0.4 million related to our OPEB plans. We expect to make contributions and payments of $13.2 million related to our pension

03/31/2026 Form 10-Q	25	WEC Energy Group, Inc.

plans and $2.4 million related to our OPEB plans during the remainder of 2026, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

We utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of March 31, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $11.6 million and $14.7 million, respectively, for pension costs and regulatory assets of $13.7 million and $0.7 million, respectively, for OPEB costs. In accordance with our PSCW rate orders, we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

NOTE 17—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at March 31, 2026. We had no changes to the carrying amount of goodwill during the three months ended March 31, 2026.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of March 31, 2026.

Other Indefinite-Lived Intangible Assets

At March 31, 2026 and December 31, 2025, we had $59.1 million and $44.4 million, respectively, of other indefinite-lived intangible assets included in other long-term assets on our balance sheets. These assets consist of $24.1 million of spectrum frequencies, which enable our utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. In October 2025, we entered into an option agreement for exclusive rights to purchase land for future generation development in Wisconsin. We have made two annual option payments and incurred total costs of $29.8 million and $15.1 million as of March 31, 2026 and December 31, 2025, respectively, with a right to exercise our option before December 31, 2030.

Finite-Lived Intangible Assets

At March 31, 2026 and December 31, 2025, we had $18.9 million and $17.4 million, respectively, of finite-lived intangible assets included in other long-term assets on our balance sheets. These assets largely consist of a PPA for Maple Flats Solar Energy Center LLC acquired by WECI in November 2024, with a gross carrying amount of $18.8 million. The PPA will be amortized over a useful life of 15 years and expires in 2039. At March 31, 2026 and December 31, 2025, accumulated amortization related to the intangible asset was $1.7 million and $1.4 million, respectively. Amortization expense related to the intangible asset was not material for the three months ended March 31, 2026 and 2025. Amortization expense to be recorded as a decrease to operating revenues is expected to be $1.3 million in each of the next five years.

03/31/2026 Form 10-Q	26	WEC Energy Group, Inc.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$751.2	$(191.3)	$559.9	$751.2	$(176.5)	$574.7
Proxy revenue swap (2)	7.2	(5.1)	2.1	7.2	(4.9)	2.3
Interconnection agreements (3)	4.7	(1.4)	3.3	4.7	(1.4)	3.3
Total intangible liabilities	$763.1	$(197.8)	$565.3	$763.1	$(182.8)	$580.3

(1)    Represents PPAs related to the acquisitions of Blooming Grove Wind Energy Center LLC, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, Sapphire Sky Wind Energy LLC, Delilah I, and Hardin III expiring between 2030 and 2040. The weighted-average remaining useful life of the PPAs is 10 years. See Note 2, Acquisitions, for more information on recent WECI acquisitions.

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

Amortization related to these intangible liabilities for the three months ended March 31, 2026 and 2025, was $15.0 million and $13.9 million, respectively. Amortization for the next five years, including amounts recorded through March 31, 2026, is estimated to be:

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

	Three Months Ended March 31, 2026
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,256.9	$23.5	$2,280.4
Add: Earnings from equity method investment	59.2	0.3	59.5
Add: Capital contributions	75.8	—	75.8
Less: Distributions	45.2	1.0	46.2
Balance at end of period	$2,346.7	$22.8	$2,369.5

	Three Months Ended March 31, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,085.1	$23.8	$2,108.9
Add: Earnings from equity method investment	50.0	3.6	53.6
Add: Capital contributions	42.3	—	42.3
Less: Distributions	55.8	—	55.8
Balance at end of period	$2,121.6	$27.4	$2,149.0

03/31/2026 Form 10-Q	27	WEC Energy Group, Inc.

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended March 31
(in millions)	2026	2025
Charges to ATC for services and construction	$7.3	$4.5
Charges from ATC for network transmission services	129.2	116.7
Refund from ATC related to FERC ROE orders	2.0	1.4

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	March 31, 2026	December 31, 2025
Accounts receivable for services provided to ATC	$2.7	$1.6
Accounts payable for services received from ATC	42.9	38.4
Amounts due from ATC for transmission infrastructure upgrades (1)	37.4	32.2

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's, WPS's, and UMERC's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended March 31
(in millions)	2026	2025
Income statement data
Operating revenues	$265.3	$234.9
Operating expenses	127.4	116.7
Other expense, net	43.8	39.1
Net income	$94.1	$79.1

(in millions)	March 31, 2026	December 31, 2025
Balance sheet data
Current assets	$156.8	$137.5
Noncurrent assets	7,826.0	7,590.8
Total assets	$7,982.8	$7,728.3

Current liabilities	$486.6	$839.8
Long-term debt	3,576.6	3,156.3
Other noncurrent liabilities	679.1	638.9
Members' equity	3,240.5	3,093.3
Total liabilities and members' equity	$7,982.8	$7,728.3

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

03/31/2026 Form 10-Q	28	WEC Energy Group, Inc.

net income to evaluate performance by comparing actual results to budgeted and forecasted amounts, as well as the ROE earned for each utility within the various utility segments.

Segments were determined based on a combination of factors, including the regulatory environment of each geographical jurisdiction in which the segment operates, equity investment interests, as well as the revenue streams for the products or services provided to customers through electric, natural gas, and renewable operations. See Note 4, Operating Revenues, for more information on disaggregation of operating revenues, including intercompany eliminations. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in our 2025 Annual Report on Form 10-K.

At March 31, 2026, we reported six segments, which are described below. All of our operations are located within the United States.

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

See Note 2, Acquisitions, for more information on WECI's acquisition of Hardin III.

•The corporate and other segment includes the operations of the WEC Energy Group holding company, the Integrys holding company, the Peoples Energy, LLC holding company, Wispark LLC, Wisvest LLC, Wisconsin Energy Capital Corporation, and WEC Business Services LLC.

03/31/2026 Form 10-Q	29	WEC Energy Group, Inc.

The following tables show summarized financial information related to our reportable segments for the three months ended March 31, 2026 and 2025:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2026
External revenues	$2,338.3	$749.7	$257.3	$3,345.3	$—	$88.9	$—	$—	$3,434.2
Intersegment revenues	—	—	—	—	—	121.8	—	(121.8)	—
Fuel and purchased power	449.8	—	—	449.8	—	—	—	—	449.8
Cost of natural gas sold	523.0	275.2	151.7	949.9	—	4.4	—	(13.1)	941.2
Other operation and maintenance	450.2	114.2	29.5	593.9	—	20.5	(4.1)	(1.6)	608.7
Depreciation and amortization	262.7	65.9	13.1	341.7	—	60.7	5.2	(27.8)	379.8
Property and revenue taxes	51.3	11.0	7.0	69.3	—	5.4	—	—	74.7
Equity in earnings of transmission affiliates	—	—	—	—	59.5	—	—	—	59.5
Other income, net (1)	43.1	2.1	—	45.2	—	0.5	10.3	(7.8)	48.2
Interest expense	162.3	22.4	5.3	190.0	3.9	29.7	92.0	(87.1)	228.5
Income tax expense (benefit)	73.7	74.2	13.1	161.0	13.7	(31.5)	(90.1)	—	53.1
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net income attributed to noncontrolling interests	—	—	—	—	—	(1.4)	—	—	(1.4)
Net income attributed to common shareholders	$408.1	$188.9	$37.6	$634.6	$41.9	$120.6	$7.3	$—	$804.4

Other Segment Disclosures
Three Months Ended March 31, 2026
Capital expenditures and asset acquisitions	$716.3	$55.9	$12.2	$784.4	$—	$27.0	$6.5	$—	$817.9
Balance at March 31, 2026
Equity method investments	18.4	—	—	18.4	2,369.5	—	57.4	—	2,445.3
Total assets (2)	34,246.0	8,048.7	1,714.4	44,009.1	2,369.5	7,746.8	1,320.5	(3,711.9)	51,734.0

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at March 31, 2026 reflect an elimination of $2,592.1 million for all lease activity between We Power and WE.

03/31/2026 Form 10-Q	30	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended March 31, 2025
External revenues	$2,059.9	$788.3	$227.1	$3,075.3	$—	$74.2	$—	$—	$3,149.5
Intersegment revenues	—	—	—	—	—	120.1	—	(120.1)	—
Fuel and purchased power	390.3	—	—	390.3	—	—	—	—	390.3
Cost of natural gas sold	378.5	288.2	117.6	784.3	—	4.5	—	(13.4)	775.4
Other operation and maintenance	415.1	146.9	28.7	590.7	—	22.1	(3.2)	(1.6)	608.0
Depreciation and amortization	243.6	64.4	12.2	320.2	—	58.2	5.4	(23.9)	359.9
Property and revenue taxes	46.0	20.4	6.5	72.9	—	5.4	0.1	—	78.4
Equity in earnings of transmission affiliates	—	—	—	—	53.6	—	—	—	53.6
Other income, net (1)	17.6	2.1	0.1	19.8	—	0.7	5.0	(7.4)	18.1
Interest expense	161.8	23.2	4.3	189.3	4.8	30.6	86.9	(88.6)	223.0
Income tax expense (benefit)	82.0	69.2	14.8	166.0	11.9	(35.6)	(81.6)	—	60.7
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net income attributed to noncontrolling interests	—	—	—	—	—	(1.0)	—	—	(1.0)
Net income (loss) attributed to common shareholders	$359.9	$178.1	$43.1	$581.1	$36.9	$108.8	$(2.6)	$—	$724.2

Other Segment Disclosures
Three Months Ended March 31, 2025
Capital expenditures and asset acquisitions	$616.9	$53.8	$17.8	$688.5	$—	$414.6	$4.1	$—	$1,107.2
Balance at March 31, 2025
Equity method investments	16.3	—	—	16.3	2,149.0	—	68.6	—	2,233.9
Total assets (2)	30,836.9	8,344.2	1,638.1	40,819.2	2,159.4	7,886.4	1,243.2	(3,876.1)	48,232.1

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

03/31/2026 Form 10-Q	31	WEC Energy Group, Inc.

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

WEPCo Environmental Trust Finance I, LLC

In November 2020, the PSCW issued a financing order approving the use of securitization to recover $100 million of undepreciated environmental control costs related to WE's retired Pleasant Prairie power plant, the carrying costs accrued on the $100 million during the securitization process, and the related financing fees. The financing order also authorized WE to form WEPCo Environmental Trust, a bankruptcy-remote special purpose entity, for the sole purpose of issuing ETBs to recover the costs approved in the financing order. WEPCo Environmental Trust is a wholly owned subsidiary of WE.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	March 31, 2026	December 31, 2025
Assets
Other current assets (restricted cash)	$4.6	$2.0
Regulatory assets	65.5	67.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.3	9.3
Accounts payable	0.1	0.1
Accrued interest	0.4	0.1
Long-term debt	67.4	67.4

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At March 31, 2026 and December 31, 2025, our equity investment in ATC was $2,346.7 million and $2,256.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since

03/31/2026 Form 10-Q	32	WEC Energy Group, Inc.

we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At March 31, 2026 and December 31, 2025, our equity investment in ATC Holdco was $22.8 million and $23.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

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

Our minimum future commitments related to these purchase obligations as of March 31, 2026, including those of our subsidiaries, were approximately $11.8 billion.

Environmental Matters

Consistent with other companies in the energy industry, we face significant ongoing environmental compliance and remediation obligations related to current and past operations. Specific environmental issues affecting us include, but are not limited to, current and future regulation of air emissions such as sulfur dioxide, NOx, PM, ozone, mercury, and GHGs; water intake and discharges; management of coal combustion products such as fly ash; and remediation of impacted properties, including former manufactured gas plant sites.

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort that will likely take multiple years to complete. Of the proposed deregulatory actions, those that apply to us include actions impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. Any EPA actions will require formal rulemaking proceedings and are likely to be subject to legal challenges. We continue to monitor and evaluate these deregulatory actions for potential risks and benefits.

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the CAA. Litigation over the rule has been initiated in the D.C. Circuit Court of Appeals.

Air Quality

Cross State Air Pollution Rule – Good Neighbor Rule

In 2023, the EPA issued a final Good Neighbor Rule, which required significant reductions in ozone-forming emissions of NOx from power plants and industrial facilities. In June 2024, the rule was stayed by the Supreme Court with respect to the specific applicant states, pending ongoing judicial review.

03/31/2026 Form 10-Q	33	WEC Energy Group, Inc.

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

In February 2026, the EPA issued a final rule effective April 27, 2026, repealing the 2024 Amendments. The final rule reverts back to the prior PM limit of 0.03 lb/MMBtu and eliminates the requirement of continuous emissions monitoring of PM emissions.

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

After the most recent evaluation, the EPA issued a final rule in December 2024 that determined that parts of Southeast Wisconsin failed to attain 2015 ozone NAAQS and consequently would be reclassified from "moderate" to "serious," effective January 2025.

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

Particulate Matter

All counties within our service territories are currently in attainment with current 2012 NAAQS for PM2.5. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS from 12 µg/m3 to 9 µg/m3 (the "2024 PM2.5 Standard"). In February 2025, the Wisconsin Department of Natural Resources submitted a State Implementation Plan to the EPA recommending Wisconsin be designated as an attainment area under the 2024 PM2.5 Standard. The EPA has not yet issued its attainment designations and has indicated it may extend the designation period by 1 year due to a lack of adequate air monitoring data. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. With our planned transition from coal-fired plants to natural gas-fired plants and renewable generating facilities, we do not expect the 2024 PM2.5 Standard to have a material impact on our units.

In November 2025, the EPA filed a motion with the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The 2024 PM2.5 Standard remains in effect while the motion is being considered. In April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to implement the 2024 PM2.5 Standard and make nonattainment designations. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

03/31/2026 Form 10-Q	34	WEC Energy Group, Inc.

New Source Performance Standards

Nitrogen Oxides

In January 2026, the EPA released a final rule regulating NOx for CTs constructed, modified, or reconstructed after December 13, 2024. The final rule became effective January 15, 2026, and established NOx emissions standards for several subcategories of new, modified, and reconstructed CTs based on the size, rates of utilization, design efficiency, and fuel type of these turbines. We believe the CTs included in our capital plan will be well positioned to comply with this rule. The existing simple cycle CTs will require more stringent NOx limits if they undergo upgrades.

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

In June 2025, the EPA issued a proposed rule that contains a primary and an alternative proposal which, depending on the version that is finalized, would result in either a broad repeal of GHG emissions standards or a more narrow repeal of the rule's carbon capture and storage requirements. We do not expect either alternative to have any impact on our current capital plan. Any final rule would likely be subject to litigation. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

In April 2024, the EPA issued its final Mandatory Greenhouse Gas Reporting Rule, which includes updates to the global warming potentials to determine CO2 equivalency for threshold reporting and the addition of a new section regarding energy consumption. In its current form, the rule will impact the reporting required for our electric generation facilities, LDCs, and underground natural gas storage facilities. In May 2024, the EPA also issued its final rule to amend reporting requirements for petroleum and natural gas systems. Under the current form of this rule, new leak emission factors and reporting requirements for large release events will impact the reporting required for our LDCs and underground natural gas storage facilities; however, as part of the Federal Deregulatory Actions discussed above, in September 2025, the EPA released a proposal to amend the GHG Reporting Program to permanently remove program obligations for most source categories, including our generation facilities. The EPA is also proposing to suspend program reporting requirements that would be applicable to our underground storage, LNG, and transmission affiliates until 2034. We continue to monitor the status of these deregulatory actions.

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

03/31/2026 Form 10-Q	35	WEC Energy Group, Inc.

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

Steam Electric Effluent Limitation Guidelines

The EPA's 2024 Supplemental ELG Rule (the "2024 ELG Rule") established ZLD requirements for bottom ash transport water, flue gas desulfurization, and CRL wastewaters at coal-fueled facilities. The 2024 ELG Rule also established a new subcategory, providing an alternative compliance pathway for facility owners that commit to the PCCC at a particular facility by December 31, 2034. In exchange for this commitment, ZLD technologies will not be required and less stringent standards will apply at applicable facilities. The 2024 ELG Rule also allows owners of coal-fired units who opted into a cessation of coal subcategory to operate beyond the end of 2034 if needed for reliability concerns (i.e., energy emergencies and reliability must run agreements) as determined by the United States Department of Energy, a public utility commission, or independent system operator. Based on current electric generation resource planning, in December 2025, we filed Notices of Planned Participation to opt into the PCCC subcategory for certain of our past and current coal-fueled facilities.

The EPA published a final rule which became effective March 2, 2026, that extends the deadline for facility owners to opt into a subcategory under the 2024 ELG Rule, allowing them more time to assess potential compliance pathways to continue producing low-cost electricity into the future while meeting wastewater standards.

When the deadline extension rule was proposed, the EPA also solicited public comments related to the economic achievability and technical availability of ZLD technologies. Additional ELG rulemaking is anticipated that may lead to substantive changes to the ZLD technology-based requirements established in the 2024 ELG Rule. Another proposed ELG rule is expected during the first half of 2026 to address CRL treatment requirements.

In addition, numerous parties have challenged the 2024 ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit, which has been held in abeyance since February 2025. The 2025 deadline extension rule has also been challenged, and the case has been consolidated into the United States Court of Appeals for the Second Circuit. The 2024 ELG Rule, as well as the deadline extension rule, remain in effect during the pendency of the legal challenges. The outcome of these cases may affect our compliance plans.

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

03/31/2026 Form 10-Q	36	WEC Energy Group, Inc.

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	March 31, 2026	December 31, 2025
Regulatory assets	$553.6	$566.0
Reserves for future environmental remediation	474.3	484.1

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

The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In December 2025, the D.C. Circuit Court of Appeals granted the EPA's motion to extend the ongoing abeyance while the EPA reconsiders certain aspects of the rule. In February 2026, the EPA published a final rule extending certain deadlines and making various corrections to the 2024 CCR rule. In April 2026, the EPA published a rule seeking comments on proposed amendments to the legacy/CCR rule. These amendments include (1) changes to the existing self-implementing regulations; (2) new compliance pathways allowing for site-specific flexibility under a state or federal permit; and (3) changes impacting the definition of CCR beneficial use. The EPA stated its intent is to revise the rule based on public feedback, including technical information submittals, and currently plans to publish a new final rule by early 2027. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

NOTE 22—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Three Months Ended March 31
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$120.5	$132.4
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	154.4	146.7
Common stock issued for stock-based compensation plans	4.2	3.2
Increase in receivables for corporate-owned life insurance proceeds	0.4	4.0

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$45.6	$27.6
Restricted cash included in other current assets	33.2	9.1
Restricted cash included in other long-term assets	28.5	34.2
Cash, cash equivalents, and restricted cash	$107.3	$70.9

03/31/2026 Form 10-Q	37	WEC Energy Group, Inc.

Our restricted cash primarily consisted of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans.

•Cash on deposit in financial institutions that is restricted to satisfy the requirements of certain debt agreements at WEC Infrastructure Wind Holding I LLC, WEC Infrastructure Wind Holding II LLC, WEC Infrastructure Energy Holding III LLC, and WEPCo Environmental Trust.

•Cash related to WECI's ownership interests in certain renewable generation projects. These projects are required to deposit into an escrow account in order to fund future decommissioning.

NOTE 23—REGULATORY ENVIRONMENT

Wisconsin Electric Power Company, Wisconsin Public Service Corporation, and Wisconsin Gas LLC

2027 and 2028 Rate Cases

On April 1, 2026, WE, WPS, and WG filed requests with the PSCW to increase their retail electric, natural gas, and steam rates, as applicable, effective January 1, 2027 and January 1, 2028. The requests reflected the following:

	WE					WPS				WG
Proposed 2027 rate increase
Electric (2)	$175.8	million	/	4.7%		$86.1	million	/	6.3%	N/A
Gas	$2.1	million	/	0.3%	(3)	$21.7	million	/	4.9%	$59.4	million	/	6.8%
Steam	$0.1	million	/	0.2%		N/A				N/A
Proposed 2028 rate increase (1)
Electric (2)	$179.5	million	/	4.5%		$50.8	million	/	3.5%	N/A
Gas	$33.3	million	/	4.9%	(3)	$6.9	million	/	1.5%	$37.2	million	/	4.0%
Steam	$1.2	million	/	3.8%		N/A				N/A
Proposed ROE	9.9%					9.9%				9.9%
Proposed common equity component average on a financial basis	53.5%					55.0%				53.5%

(1)    The proposed 2028 rate increases are incremental to the currently authorized revenue plus the requested rate increases for 2027.

(2)    Amounts reflect the impact to our Wisconsin retail electric operations and exclude any impacts from updated fuel costs.

(3)    Increase excludes the impact of the costs directly assigned to natural gas electric generation facilities.

The primary driver of the requested increases in electric rates is continued capital investments to transition our generation fleet from coal to renewables and natural gas-fueled generation, as well as the related investments in transmission and distribution assets. These capital investments, which will strengthen reliability and help reduce carbon emissions, have either already been approved by the PSCW or are expected to receive PSCW approval before or during 2028. Increased operation and maintenance costs, driven by higher inflation, was also a significant driver of the rate increases.

The requested increases in natural gas rates are driven by our ongoing capital investments in reliability and safety projects, including the previously approved Oak Creek LNG storage facility and the Rochester lateral, as well as the impact from higher inflation on operation and maintenance costs.

The utilities also proposed retaining their respective current earnings sharing mechanisms. Under WE's current earnings sharing mechanism, if WE earns above its authorized ROE: (i) it retains 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 25 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers. Under WPS's and WG's current mechanism, if the utility earns above its authorized ROE: (i) the utility retains 100.0% of earnings for the first 15 basis points above the authorized ROE; (ii) 50.0% of the next 60 basis points is required to be refunded to ratepayers; and (iii) 100.0% of any remaining excess earnings is required to be refunded to ratepayers.

03/31/2026 Form 10-Q	38	WEC Energy Group, Inc.

A PSCW decision is expected in the fourth quarter of 2026.

Very Large Customer and Bespoke Resources Tariffs

In March 2025, WE filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. The PSCW verbally approved the tariffs, with modifications, at its open meeting on April 24, 2026. Under these inter-connected tariffs, VLCs (customers with new demand exceeding 100 MWs, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and operating and transmission costs allocated to their usage. The tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs will work in tandem as VLCs will be required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, and natural gas generation units. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of a company-owned generation resource, except for wind and solar resources which will have a term of 20 years. The ROE, which may range from 10.48% to 10.98% as agreed upon with the customer, and the equity ratio of 57% will both be fixed for the entire term of the agreement. The revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

We expect a final written order from the PSCW by the end of May 2026. WE requires VLCs to enter into payment and cancellation agreements which obligate the VLC to reimburse WE for all costs associated with projects, including any associated costs incurred by ATC for transmission infrastructure projects, requested by the customer until service agreements are executed under the approved tariffs. Reimbursement is required if, among other things, the VLC terminates the payment and cancellation agreement or reduces its anticipated load, or regulatory approval is not received for the construction of a project.

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

03/31/2026 Form 10-Q	39	WEC Energy Group, Inc.

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

In June 2024, PGL and NSG filed a petition with the Illinois Appellate Court for review of the November 2023 and May 2024 orders; however, the Illinois Appellate Court affirmed these orders and the related disallowances in March 2026. PGL and NSG petitioned the Illinois Supreme Court on April 14, 2026 seeking review and reversal of these orders.

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

Illinois Riders

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. As of March 31, 2026, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years will be deemed recoverable by the ICC. Future disallowances by the ICC could be material. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million. However, see Uncollectible Expense Adjustment and Qualifying Infrastructure Plant Riders Settlement below for information on a proposed settlement that would resolve all open proceedings.

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

Costs previously incurred under PGL's QIP rider are still subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency. In August 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL subsequently filed a petition with the Illinois Appellate Court for review of the ICC's August 2024 order; however, in January 2026, PGL filed an unopposed motion to stay the appeal, which was granted by the court.

03/31/2026 Form 10-Q	40	WEC Energy Group, Inc.

PGL's QIP reconciliations from 2017 through 2023 are still pending. Future disallowances by the ICC could be material. The aggregate capital costs included in the rider during the open reconciliation years, along with any previously recognized return on these investments, totaled approximately $3.0 billion as of March 31, 2026. However, see Uncollectible Expense Adjustment and Qualifying Infrastructure Plant Riders Settlement below for information on a proposed settlement that would resolve all open proceedings.

Uncollectible Expense Adjustment and Qualifying Infrastructure Plant Riders Settlement

In February 2026, PGL and NSG agreed on the terms of a proposed settlement with the Illinois Attorney General that, if approved by the ICC, would resolve all open proceedings related to the UEA and QIP riders. ICC staff and the Illinois Citizens Utility Board also subsequently agreed with the terms of the settlement. On April 28, 2026, we filed the settlement for approval by the ICC.

Under the terms of the proposed settlement, PGL and NSG agreed to refund $49.0 million and $1.0 million, respectively, to customers as bill credits over a period of three years between 2026 and 2028 to resolve the open UEA proceedings. In order to resolve the open QIP proceedings, PGL agreed to permanently remove $130.0 million of qualified infrastructure investment costs from rate base starting in 2027 and to refund $75.0 million to customers as bill credits over a period of three years between 2026 and 2028. As a result of this agreement, we recorded a $205.0 million charge to income during the fourth quarter of 2025. The charge was recorded as a $130.0 million impairment to PGL's net property, plant, and equipment and a $75.0 million reduction to revenues. The total of the rate base reduction and the obligation to refund amounts to customers through bill credits recorded on our balance sheet at March 31, 2026 is $255.0 million. This includes the $205.0 million charge to income recorded during the fourth quarter of 2025 and a $50.0 million charge to income recorded in years prior to 2025. This proposed settlement is subject to ICC approval following a public review process.

Michigan Gas Utilities Corporation

2026 Rate Application

In December 2025, MGU provided notification to the MPSC of its intent to file an application requesting an increase to its natural gas rates. MGU subsequently determined that it no longer intends to file a rate case as initially indicated and withdrew its filing announcement with the MPSC in March 2026.

Upper Michigan Energy Resources Corporation

Amended Renewable Energy Plan

In accordance with Michigan Public Act 235, UMERC filed an AREP with the MPSC in February 2025. UMERC's AREP addressed its compliance with the Act 235 renewable portfolio standards and its proposal to recover the projected compliance costs through an incremental renewable energy surcharge. The projected compliance costs included the purchase of Michigan-sourced renewable energy credits and the revenue requirements for UMERC's previously approved investment in Renegade, a 100 MW utility-scale solar-powered electric generating facility, and any other incremental renewable generation resources required to meet the Act 235 renewable portfolio standards. In December 2025, the MPSC issued an order denying UMERC's AREP and requiring UMERC to file a new AREP by October 15, 2026.

Renegade achieved commercial operation in March 2026. The estimated cost of Renegade is approximately $226 million. As UMERC's proposal to recover the annual revenue requirement of Renegade through a renewable energy surcharge was denied, UMERC subsequently filed a request for deferral accounting treatment. On April 17, 2026, the MPSC issued an order authorizing UMERC to defer all of the costs associated with owning and operating Renegade. The costs will be reviewed for recovery in a future proceeding.

03/31/2026 Form 10-Q	41	WEC Energy Group, Inc.

NOTE 24—OTHER INCOME, NET

Total other income, net was as follows for the three months ended March 31:

(in millions)	2026	2025
AFUDC-Equity	$44.0	$17.3
Earnings (losses) from equity method investments (1)	2.3	(2.6)
Interest income	1.1	3.3
Losses from investments held in rabbi trust	(1.4)	(0.8)
Other, net	2.2	0.9
Other income, net	$48.2	$18.1

(1)    Amounts do not include equity earnings of transmission affiliates as those earnings are shown as a separate line item on the income statements.

NOTE 25—NEW ACCOUNTING PRONOUNCEMENTS

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

03/31/2026 Form 10-Q	42	WEC Energy Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE DEVELOPMENTS

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes and our 2025 Annual Report on Form 10-K.

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

Supporting Economic Growth Within Our Communities

Economic growth continues in our Wisconsin service territories. Companies are investing in major projects, including data centers and modern manufacturing facilities. We anticipate electric demand growth in the years ahead from these economic developments. Microsoft has announced plans to invest over $20 billion in data centers in southeastern Wisconsin over the next several years, and we expect up to 2.6 GWs of load growth in the Milwaukee-to-Chicago corridor through 2030. Additionally, Vantage Data Centers plan to develop a large data center campus in Port Washington that is forecasted to add 1.3 GWs of demand through 2030. This site has the potential to add an incremental 2.2 GWs, for a total of up to 3.5 GWs over time. We are working closely with these large customers to provide power to meet this substantial projected demand. On April 24, 2026, we received verbal approval from the PSCW for new VLC and Bespoke Resources tariffs. These tariffs specifically address the unique needs of VLCs while protecting our other customers and shareholders. See Note 23, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

To meet the forecasted electric demand growth in the years ahead, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. Our capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. We plan on investing approximately $5.4 billion from 2026 to 2030 in a combination of efficient natural gas-fired generation, including:

•3,300 MWs of CTs (we plan on constructing a new natural gas lateral pipeline to support the CTs planned at our OCPP site); and
•180 MWs of reciprocating internal combustion engine natural gas-fueled generation.

We expect to invest approximately $12.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. Our plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments:

•3,850 MWs of utility-scale solar;
•2,130 MWs of battery storage; and
•555 MWs of wind.

For more details on the projects discussed above, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

03/31/2026 Form 10-Q	43	WEC Energy Group, Inc.

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

As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units and at Weston Unit 4. We and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, but continue to evaluate the conversion of both units to natural gas. Additionally, we have retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle Power Plant, and the 2018 retirements of the Pleasant Prairie power plant, the Pulliam power plant, and the jointly-owned Edgewater Generating Station Unit 4 generating unit. We expect to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8 and Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

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

Below are a few of the more significant projects that are proposed, currently underway, or recently completed.

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

•PGL had been working to replace old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system. In November 2023, the ICC ordered PGL to pause spending on these projects until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In a limited-scope rehearing of this order, PGL was authorized spending for completion of projects that had started in 2023. In February 2025, the ICC issued an order setting expectations for PGL's prospective retirement of its aging natural gas infrastructure. The ICC directed us to focus on retiring all cast and ductile iron pipe that has a diameter of less than 36 inches by January 1, 2035. PGL is working to retire this cast and ductile iron pipe through its PRP. For more information, see Note 23, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceeding – Replacement of Aging Natural Gas Infrastructure.

•Our capital plan includes $2.9 billion of investments in battery energy storage systems from 2026 to 2030, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and storm hardening.

03/31/2026 Form 10-Q	44	WEC Energy Group, Inc.

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

03/31/2026 Form 10-Q	45	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2026

Consolidated Earnings

The following table compares our consolidated results for the first quarter of 2026 with the first quarter of 2025, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended March 31
(in millions, except per share data)	2026	2025	B (W)
Wisconsin	$408.1	$359.9	$48.2
Illinois	188.9	178.1	10.8
Other states	37.6	43.1	(5.5)
Electric transmission	41.9	36.9	5.0
Non-utility energy infrastructure	120.6	108.8	11.8
Corporate and other	7.3	(2.6)	9.9
Net income attributed to common shareholders	$804.4	$724.2	$80.2

Diluted EPS	$2.45	$2.27	$0.18

Earnings increased $80.2 million during the first quarter of 2026, compared with the same quarter in 2025. The $80.2 million increase in earnings was driven by:

•A $48.2 million increase in net income attributed to common shareholders at the Wisconsin segment, primarily due to higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K for more information. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense.

•An $11.8 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by higher operating income at WECI.

•A $10.8 million increase in net income attributed to common shareholders at the Illinois segment, driven by lower operating expenses, primarily due to the quarter-over-quarter positive impact from a gain on the sale of certain real estate at PGL and a decrease in natural gas distribution and maintenance costs.

Expected 2026 Annual Effective Tax Rate

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

03/31/2026 Form 10-Q	46	WEC Energy Group, Inc.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $408.1 million during the first quarter of 2026, representing a $48.2 million, or 13.4%, increase over the same quarter in 2025. The increase in earnings was primarily due to higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K for more information. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense.

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating revenues	$2,338.3	$2,059.9	$278.4

Operating expenses
Cost of sales (1)	972.8	768.8	(204.0)
Other operation and maintenance	450.2	415.1	(35.1)
Depreciation and amortization	262.7	243.6	(19.1)
Property and revenue taxes	51.3	46.0	(5.3)
Operating income	601.3	586.4	14.9

Other income, net	43.1	17.6	25.5
Interest expense	162.3	161.8	(0.5)
Income before income taxes	482.1	442.2	39.9

Income tax expense	73.7	82.0	8.3
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$408.1	$359.9	$48.2

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

03/31/2026 Form 10-Q	47	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$174.0	$179.9	$5.9
Transmission (1)	161.2	145.9	(15.3)
Regulatory amortizations and other pass through expenses (2)	84.5	57.6	(26.9)
We Power (3)	31.4	32.6	1.2
Earnings sharing mechanisms	(0.9)	(0.9)	—
Total other operation and maintenance	$450.2	$415.1	$(35.1)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the first quarter of 2026 and 2025, $164.3 million and $149.0 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the first quarter of 2026 and 2025, $34.9 million and $27.1 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	2,802.1	2,796.6	5.5
Small commercial and industrial (1)	3,207.4	3,184.6	22.8
Large commercial and industrial (1)	2,968.5	2,853.5	115.0
Other	31.6	33.8	(2.2)
Total retail (1)	9,009.6	8,868.5	141.1
Wholesale	440.5	448.8	(8.3)
Resale	826.6	1,311.5	(484.9)
Total sales in MWh (1)	10,276.7	10,628.8	(352.1)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended March 31
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	526.0	547.8	(21.8)
Commercial and industrial	317.3	333.1	(15.8)
Total retail	843.3	880.9	(37.6)
Transportation	419.4	428.1	(8.7)
Total sales in therms	1,262.7	1,309.0	(46.3)

03/31/2026 Form 10-Q	48	WEC Energy Group, Inc.

	Three Months Ended March 31
Weather (Degree Days) (1)	2026	2025	B (W)
WE and WG
Heating (3,214 Normal)	3,153	3,283	(4.0)%

WPS
Heating (3,592 Normal)	3,567	3,526	1.2%

UMERC
Heating (3,913 Normal)	3,869	3,914	(1.1)%

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

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Electric revenues	$1,443.3	$1,323.6	$119.7
Natural gas revenues	895.0	736.3	158.7
Operating revenues	2,338.3	2,059.9	278.4

Operating expenses
Fuel and purchased power	(449.8)	(390.3)	(59.5)
Cost of natural gas sold	(523.0)	(378.5)	(144.5)
Other operation and maintenance (1)	(312.9)	(294.6)	(18.3)
Depreciation and amortization	(262.7)	(243.6)	(19.1)
Property and revenue taxes	(51.3)	(46.0)	(5.3)
Gross margin (GAAP)	738.6	706.9	31.7

Other operation and maintenance (1)	312.9	294.6	18.3
Depreciation and amortization	262.7	243.6	19.1
Property and revenue taxes	51.3	46.0	5.3
Utility margin (non-GAAP)	$1,365.5	$1,291.1	$74.4

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

Gross margin (GAAP) at the Wisconsin segment increased $31.7 million during the first quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $74.4 million during the first quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $73.4 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

•A current return of $4.3 million consisting of carrying costs earned during the construction of certain bespoke resources assigned to our VLCs during the first quarter of 2026.

These increases in margins were partially offset by a $6.6 million decrease related to lower sales volumes, driven by retail natural gas sales, including the impact of warmer weather during the first quarter of 2026, compared with the same quarter in 2025. As measured by heating degree days, the first quarter of 2026 was 4.0% warmer than the same quarter in 2025 in the Milwaukee area.

03/31/2026 Form 10-Q	49	WEC Energy Group, Inc.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $19.1 million increase in depreciation and amortization expense;

•A $15.3 million increase in transmission expense;

•A $5.3 million increase in property and revenues taxes; and

•A partially offsetting $5.3 million decrease in electric and natural gas distribution expenses.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $59.5 million during the first quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $26.9 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $19.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $15.3 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $5.3 million increase in property and revenue taxes, driven by gross receipt taxes.

These increases in other operating expenses were partially offset by a $5.3 million decrease in electric and natural gas distribution expenses, driven by lower costs to maintain the distribution systems and for storm damage in the first quarter of 2026 compared with the same quarter of 2025.

Other Income, Net

Other income, net at the Wisconsin segment increased $25.5 million during the first quarter of 2026, compared with the same quarter in 2025, driven by a $26.8 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $0.5 million during the first quarter of 2026, compared with the same quarter in 2025. The increase was primarily due to the impact of long-term debt issuances in 2025 and 2026. Also contributing to the increase was higher average short-term debt balances. These increases were substantially offset by AFUDC-Debt that was $11.2 million higher quarter-over-quarter due to continued capital investment and the impact of long-term debt maturities in 2025.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $8.3 million during the first quarter of 2026, compared with the same quarter in 2025, driven by:

•An $8.0 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment;

•A $4.7 million increase in income tax benefits associated with certain regulatory tax deferral items; and

•A $4.6 million increase in PTCs.

Partially offsetting these favorable income tax variances was higher pre-tax income.

03/31/2026 Form 10-Q	50	WEC Energy Group, Inc.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $188.9 million during the first quarter of 2026, representing a $10.8 million, or 6.1%, increase over the same quarter in 2025. The increase in earnings was driven by lower operating expenses, primarily due to the quarter-over-quarter positive impact from a gain on the sale of certain real estate at PGL and a decrease in natural gas distribution and maintenance costs.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating revenues	$749.7	$788.3	$(38.6)

Operating expenses
Cost of natural gas sold	275.2	288.2	13.0
Other operation and maintenance	114.2	146.9	32.7
Depreciation and amortization	65.9	64.4	(1.5)
Property and revenue taxes	11.0	20.4	9.4
Operating income	283.4	268.4	15.0

Other income, net	2.1	2.1	—
Interest expense	22.4	23.2	0.8
Income before income taxes	263.1	247.3	15.8

Income tax expense	74.2	69.2	(5.0)
Net income attributed to common shareholders	$188.9	$178.1	$10.8

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operation and maintenance not included in the line items below	$68.1	$83.4	$15.3
Riders (1)	45.6	62.9	17.3
Regulatory amortizations (1)	0.3	0.6	0.3
Other	0.2	—	(0.2)
Total other operation and maintenance	$114.2	$146.9	$32.7

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	404.1	411.6	(7.5)
Commercial and industrial	151.5	153.4	(1.9)
Total retail	555.6	565.0	(9.4)
Transportation	302.7	324.8	(22.1)
Total sales in therms	858.3	889.8	(31.5)

03/31/2026 Form 10-Q	51	WEC Energy Group, Inc.

	Three Months Ended March 31
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (3,064 Normal)	2,924	3,042	(3.9)%

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

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating revenues	$749.7	$788.3	$(38.6)

Operating expenses
Cost of natural gas sold	(275.2)	(288.2)	13.0
Other operation and maintenance (1)	(53.6)	(57.7)	4.1
Depreciation and amortization	(65.9)	(64.4)	(1.5)
Property and revenue taxes	(11.0)	(20.4)	9.4
Gross margin (GAAP)	344.0	357.6	(13.6)

Other operation and maintenance (1)	53.6	57.7	(4.1)
Depreciation and amortization	65.9	64.4	1.5
Property and revenue taxes	11.0	20.4	(9.4)
Utility margin (non-GAAP)	$474.5	$500.1	$(25.6)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment decreased $13.6 million during the first quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) decreased $25.6 million during the first quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $17.3 million decrease in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

•A $9.4 million decrease in revenues associated with the invested capital tax adjustment rider, which was offset in property and revenue taxes and therefore does not have a significant impact on net income. The invested capital tax adjustment rider is a mechanism that allows us to recover or refund the difference between the cost of invested capital tax incurred and the amount collected through base rates.

Additionally, the smaller decrease in gross margin (GAAP) as compared with the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $9.4 million decrease in property and revenue taxes; and

•A $4.5 million decrease in natural gas distribution and maintenance costs.

03/31/2026 Form 10-Q	52	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $23.3 million, net of the $17.3 million impact of the riders referenced above, during the first quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the decrease in other operating expenses were:

•An $11.9 million gain related to the sale of certain real estate owned by PGL. See Note 3, Disposition, for more information.

•A $9.4 million decrease in property and revenue taxes, driven by the invested capital tax.

•A $4.5 million decrease in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

Interest Expense

Interest expense at the Illinois segment decreased $0.8 million during the first quarter of 2026, compared with the same quarter in 2025, driven by both lower short-term debt balances and interest rates.

Income Tax Expense

Income tax expense at the Illinois segment increased $5.0 million during the first quarter of 2026, compared with the same quarter in 2025, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $37.6 million during the first quarter of 2026, representing a $5.5 million, or 12.8%, decrease over the same quarter in 2025. The lower earnings were driven by a decrease in margins related to lower retail sales volumes, along with higher interest expense and an increase in depreciation and amortization expense.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating revenues	$257.3	$227.1	$30.2

Operating expenses
Cost of natural gas sold	151.7	117.6	(34.1)
Other operation and maintenance	29.5	28.7	(0.8)
Depreciation and amortization	13.1	12.2	(0.9)
Property and revenue taxes	7.0	6.5	(0.5)
Operating income	56.0	62.1	(6.1)

Other income, net	—	0.1	(0.1)
Interest expense	5.3	4.3	(1.0)
Income before income taxes	50.7	57.9	(7.2)

Income tax expense	13.1	14.8	1.7
Net income attributed to common shareholders	$37.6	$43.1	$(5.5)

03/31/2026 Form 10-Q	53	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line item below	$20.9	$20.1	$(0.8)
Regulatory amortizations and other pass through expenses (1)	8.6	8.6	—
Total other operation and maintenance	$29.5	$28.7	$(0.8)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended March 31
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	153.8	159.1	(5.3)
Commercial and industrial	95.3	97.0	(1.7)
Total retail	249.1	256.1	(7.0)
Transportation	228.9	222.6	6.3
Total sales in therms	478.0	478.7	(0.7)

	Three Months Ended March 31
Weather (Degree Days) (1)	2026	2025	B (W)
MERC
Heating (3,912 Normal)	3,677	3,898	(5.7)%

MGU
Heating (3,100 Normal)	3,041	3,006	1.2%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout their respective service territories.

03/31/2026 Form 10-Q	54	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating revenues	$257.3	$227.1	$30.2

Operating expenses
Cost of natural gas sold	(151.7)	(117.6)	(34.1)
Other operation and maintenance (1)	(14.9)	(14.5)	(0.4)
Depreciation and amortization	(13.1)	(12.2)	(0.9)
Property and revenue taxes	(7.0)	(6.5)	(0.5)
Gross margin (GAAP)	70.6	76.3	(5.7)

Other operation and maintenance (1)	14.9	14.5	0.4
Depreciation and amortization	13.1	12.2	0.9
Property and revenue taxes	7.0	6.5	0.5
Utility margin (non-GAAP)	$105.6	$109.5	$(3.9)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) decreased $5.7 million during the first quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) decreased $3.9 million during the first quarter of 2026, compared with the same quarter in 2025. Both measures were driven by a $3.6 million decrease in margins related to lower retail sales volumes, including the impact of weather, during the first quarter of 2026, compared with the same quarter in 2025.

Additionally, the larger decrease in gross margin (GAAP) as compared to the decrease in utility margin (non-GAAP), was driven by a $0.9 million increase in depreciation and amortization expense that is further described in Other Operating Expenses below.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $2.2 million during the first quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in operating expenses were:

•A $0.9 million increase in depreciation and amortization expense related to continued capital investment.

•A $0.8 million increase related to MGU's energy optimization program, which provides rebates, incentives, and energy efficiency education to customers.

Interest Expense

Interest expense at the other states segment increased $1.0 million during the first quarter of 2026, compared with the same quarter in 2025, driven by the impact of MERC and MGU issuing long-term debt in April 2025.

Income Tax Expense

Income tax expense at the other states segment decreased $1.7 million during the first quarter of 2026, compared with the same quarter in 2025, driven by lower pre-tax income.

03/31/2026 Form 10-Q	55	WEC Energy Group, Inc.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Equity in earnings of transmission affiliates	$59.5	$53.6	$5.9
Interest expense	3.9	4.8	0.9
Income before income taxes	55.6	48.8	6.8

Income tax expense	13.7	11.9	(1.8)
Net income attributed to common shareholders	$41.9	$36.9	$5.0

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $5.9 million during the first quarter of 2026, compared with the same quarter in 2025. This increase in earnings was primarily due to continued capital investment by ATC, partially offset by a $3.6 million gain recognized in March 2025 related to the sale of an investment at ATC Holdco.

Interest Expense

Interest expense at the electric transmission segment decreased $0.9 million during the first quarter of 2026, compared with the same quarter in 2025, due to the maturity of long-term debt.

Income Tax Expense

Income tax expense at the electric transmission segment increased $1.8 million during the first quarter of 2026, compared with the same quarter in 2025, driven by higher pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating income	$119.7	$104.1	$15.6

Other income, net	0.5	0.7	(0.2)
Interest expense	29.7	30.6	0.9
Income before income taxes	90.5	74.2	16.3

Income tax benefit	(31.5)	(35.6)	(4.1)
Net income attributed to noncontrolling interests	(1.4)	(1.0)	(0.4)
Net income attributed to common shareholders	$120.6	$108.8	$11.8

Operating Income

Operating income at the non-utility energy infrastructure segment increased $15.6 million during the first quarter of 2026, compared with the same quarter in 2025, driven by these items at WECI:

•A $10.1 million improvement in revenue related to lower congestion related costs.

•A $7.9 million positive impact related to the receipt of performance payments in the first quarter of 2026.

•A $2.2 million increase in operating income from a full quarter of operations at Hardin III, which was acquired in February 2025.

These increases in operating income were partially offset by a $5.4 million increase in operation and maintenance expenses due primarily to having higher fixed cost full service agreements in place in 2026 compared to the same period in 2025 when we performed less maintenance due to the cold weather.

03/31/2026 Form 10-Q	56	WEC Energy Group, Inc.

In addition to the above items at WECI, there was a $2.2 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $0.9 million during the first quarter of 2026, compared with the same quarter in 2025, primarily due to a lower principal balance, as a result of the semi-annual principal payments on long-term debt.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment decreased $4.1 million during the first quarter of 2026, compared with the same quarter in 2025, primarily due to higher pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended March 31
(in millions)	2026	2025	B (W)
Operating loss	$(1.1)	$(2.3)	$1.2

Other income, net	10.3	5.0	5.3
Interest expense	92.0	86.9	(5.1)
Loss before income taxes	(82.8)	(84.2)	1.4

Income tax benefit	(90.1)	(81.6)	8.5
Net income (loss) attributed to common shareholders	$7.3	$(2.6)	$9.9

Other Income, Net

Other income, net at the corporate and other segment increased $5.3 million during the first quarter of 2026, compared with the same quarter in 2025, driven by $1.2 million of net earnings from our equity method investments in technology and energy-focused investment funds during the first quarter of 2026, compared with a $3.2 million net loss during the same quarter in 2025.

Interest Expense

Interest expense at the corporate and other segment increased $5.1 million during the first quarter of 2026, compared with the same quarter in 2025, due to higher average short-term debt balances.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $8.5 million during the first quarter of 2026, compared with the same quarter in 2025. This increase was driven by a $9.9 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the first quarter of 2026, compared with the same quarter in 2025. Partially offsetting this increase in the income tax benefit was a $1.1 million decrease in excess tax benefits recognized related to stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

03/31/2026 Form 10-Q	57	WEC Energy Group, Inc.

Cash Flows

The following table summarizes our cash flows during the three months ended March 31:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$1,218.4	$1,162.6	$55.8
Investing activities	(886.4)	(1,101.8)	215.4
Financing activities	(295.6)	40.4	(336.0)

Operating Activities

Net cash provided by operating activities increased $55.8 million during the first quarter of 2026, compared with the same quarter in 2025, driven by:

•A $108.8 million increase in cash from higher overall collections from customers during the first quarter of 2026, compared with the same period in 2025. This increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026.

•A $19.2 million increase in cash from lower payments for environmental remediation related to work completed on former manufactured gas plant sites during the first quarter of 2026, compared with the same quarter in 2025.

•An $11.9 million increase in cash from lower interest payments during the first quarter of 2026, compared with the same quarter in 2025.

These increases in net cash provided by operating activities were partially offset by:

•A $50.7 million decrease in cash driven by lower collateral received from counterparties during the first quarter of 2026, compared with the same quarter in 2025.

•An $11.8 million decrease in cash from higher payments for operating and maintenance expenses. During the first quarter of 2026, our payments were higher due to increased transmission costs and operating and maintenance costs related to our We Power generating units, partially offset by a decrease in electric and natural gas distribution expenses.

•A $9.6 million decrease in cash from lower distributions from ATC during the first quarter of 2026, compared with the same quarter in 2025.

Investing Activities

Net cash used in investing activities decreased $215.4 million during the first quarter of 2026, compared with the same quarter in 2025, driven by:

•The acquisition of a 90% ownership interest in Hardin III in February 2025 for $406.1 million, net of cash acquired of $0.2 million. See Note 2, Acquisitions, for more information.

•Proceeds of $21.7 million received from the sale of assets during the first quarter of 2026. There were no proceeds received from the sale of assets during the same quarter in 2025. See Note 3, Disposition, for more information.

These decreases in net cash used in investing activities were partially offset by:

•A $116.8 million increase in cash paid for capital expenditures during the first quarter of 2026, which is discussed in more detail below.

03/31/2026 Form 10-Q	58	WEC Energy Group, Inc.

•Proceeds of $39.7 million received for the reimbursement of ATC's transmission infrastructure upgrades during the first quarter of 2025. There were no proceeds received for the reimbursement of ATC's transmission infrastructure upgrades during the same quarter in 2026. See Note 18, Investment in Transmission Affiliates, for more information.

•A $33.5 million increase in capital contributions paid to transmission affiliates during the first quarter of 2026, compared with the same quarter in 2025. See Note 18, Investment in Transmission Affiliates, for more information.

Capital Expenditures

Capital expenditures by segment for the three months ended March 31 were as follows:

Reportable Segment (in millions)	2026	2025	Change in 2026 Over 2025
Wisconsin	$716.3	$616.9	$99.4
Illinois	55.9	53.8	2.1
Other states	12.2	17.8	(5.6)
Non-utility energy infrastructure	27.0	8.5	18.5
Corporate and other	6.5	4.1	2.4
Total capital expenditures	$817.9	$701.1	$116.8

The increase in cash paid for capital expenditures at the Wisconsin segment during the first quarter of 2026, compared with the same quarter in 2025, was driven by an increase in capital expenditures for the CTs and LNG at OCPP and renewable energy projects at WE and WPS. These increases in capital expenditures at the Wisconsin segment were partially offset by a decrease in capital expenditures at UMERC for Renegade, which achieved commercial operation in March 2026.

The increase in cash paid for capital expenditures at the non-utility energy infrastructure segment during the first quarter of 2026, compared with the same quarter in 2025, was driven by an increase in capital expenditures related to fuel flexibility projects at ERGS.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities decreased $336.0 million during the first quarter of 2026, compared with the same quarter in 2025, driven by:

•A $1,101.0 million decrease in cash due to increased retirements of long-term debt during the first quarter of 2026, compared with the same quarter in 2025.

•A $104.3 million decrease in cash due to lower issuances of common stock during the first quarter of 2026, compared with the same quarter in 2025. See Note 8, Common Equity, for more information.

•A $90.3 million decrease in cash due to a decrease in net borrowings of commercial paper during the first quarter of 2026, compared with the same quarter in 2025.

•A $26.5 million decrease in cash due to higher dividends paid on our common stock during the first quarter of 2026, compared with the same quarter in 2025. In January 2026, our Board of Directors increased our quarterly dividend by $0.06 per share (6.7%) effective with the March 2026 dividend payment.

•A $13.8 million decrease in cash related to a lower number of stock options exercised during the first quarter of 2026, compared with the same quarter in 2025.

These decreases in cash related to financing activities were partially offset by a $1,005.2 million increase in cash due to the issuance of long-term debt during the first quarter of 2026. No long-term debt was issued during the same quarter in 2025.

03/31/2026 Form 10-Q	59	WEC Energy Group, Inc.

Other Significant Financing Activities

For more information on our other significant financing activities, see Note 8, Common Equity, Note 9, Short-Term Debt and Lines of Credit, and Note 10, Long-Term Debt.

Cash Requirements

We require funds to support and grow our businesses. Our significant cash requirements primarily consist of capital and investment expenditures, payments to retire and pay interest on long-term debt, the payment of common stock dividends to our shareholders, and the funding of our ongoing operations. See the discussion below and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Cash Requirements in our 2025 Annual Report on Form 10-K for additional information regarding our significant cash requirements.

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

(in millions)	2026 (1)	2027	2028
Wisconsin	$4,223.0	$5,952.5	$5,949.7
Illinois	566.6	738.4	744.0
Other states	115.0	110.5	125.5
Non-utility energy infrastructure	98.2	132.5	125.0
Corporate and other	15.3	15.6	21.4
Total	$5,018.1	$6,949.5	$6,965.6

(1)This includes actual capital expenditures incurred through March 31, 2026, as well as estimated capital expenditures for the remainder of the year.

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

The DOC set duties on solar panels and cells imported from four southeast Asian countries as well as preliminary duties on imports from Laos, Indonesia, and India. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and its current investigation, as well as CBP actions, respectively. The forecasted costs identified above already reflect some of these impacts.

03/31/2026 Form 10-Q	60	WEC Energy Group, Inc.

See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

In accordance with its November 2023 PGL rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and prudent investment level for replacing aging natural gas infrastructure. In February 2025, the ICC issued an order setting expectations for PGL's prospective retirement of its aging natural gas infrastructure. The ICC directed us to focus on retiring all cast and ductile iron pipe that has a diameter of less than 36 inches by January 1, 2035. PGL is working on retiring this cast and ductile iron pipe through its PRP. Annual investment for pipe replacement is expected to ramp up to approximately $500 million in 2028. For more information on regulatory proceedings related to this matter, see Note 23, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceeding – Replacement of Aging Natural Gas Infrastructure.

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

Long-Term Debt

See Note 10, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the three months ended March 31, 2026.

Common Stock Dividends

Our current quarterly dividend rate is $0.9525 per share, which equates to an annual dividend of $3.81 per share. For information related to our most recent common stock dividend declared, see Note 8, Common Equity.

Other Significant Cash Requirements

See Note 21, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the three months ended March 31, 2026.

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

03/31/2026 Form 10-Q	61	WEC Energy Group, Inc.

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

The amount, type, and timing of any financings for the remainder of 2026, as well as in subsequent years, will be contingent on investment opportunities and our cash requirements and will depend upon prevailing market conditions, regulatory approvals for certain subsidiaries, and other factors. Our regulated utilities plan to maintain capital structures consistent with those approved by their respective regulators. For more information on our utilities' approved capital structures, see Item 1. Business – E. Regulation in our 2025 Annual Report on Form 10-K.

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

At March 31, 2026, our current liabilities exceeded our current assets by $1,408.4 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Common Equity, Note 9, Short-Term Debt and Lines of Credit, and Note 10, Long-Term Debt, for more information about our common stock activity, credit facilities, commercial paper, and debt securities.

Investments in Outside Trusts

We maintain investments in outside trusts to fund the obligation to provide pension and certain OPEB benefits to current and future retirees. These trusts have investments consisting of fixed income and equity securities that are subject to the volatility of the stock market and interest rates. For more information, see Investments in Outside Trusts in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Sources of Cash in our 2025 Annual Report on Form 10-K.

Capitalization Structure

The following table shows our capitalization structure as of March 31, 2026, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$14,131.0	$14,806.0
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	19,902.2	19,227.2
Short-term debt	2,045.2	2,045.2
Total capitalization	$36,108.8	$36,108.8

Total debt	$21,947.4	$21,272.4

Ratio of debt to total capitalization	60.8%	58.9%

Included in long-term debt on our balance sheet as of March 31, 2026, was $600.0 million principal amount of WEC Energy Group's 2025 Junior Notes due 2056 and $750.0 million principal amount of WEC Energy Group's 2024 Junior Notes (2024A Junior Notes and

03/31/2026 Form 10-Q	62	WEC Energy Group, Inc.

2024B Junior Notes, collectively) due 2055. The adjusted presentation attributes $675.0 million of the Junior Notes to common shareholders' equity and $675.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At March 31, 2026, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of March 31, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at March 31, 2026, it could have been required to post $109 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

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

FACTORS AFFECTING RESULTS, LIQUIDITY, AND CAPITAL RESOURCES

The following is a discussion of certain factors that may affect our results of operations, liquidity, and capital resources. This discussion should be read together with the information in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources in our 2025 Annual Report on Form 10-K, which provides a more complete discussion of factors affecting us, including market risks and other significant risks, competitive markets, environmental and regulatory matters, critical accounting policies and estimates, and other matters.

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

03/31/2026 Form 10-Q	63	WEC Energy Group, Inc.

Environment, in our 2025 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Illinois Riders

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC. As of March 31, 2026, there can be no assurance that all costs incurred under the UEA rider during the open reconciliation years will be deemed recoverable by the ICC. Future disallowances by the ICC could be material. The combined annual costs of PGL and NSG included in the rider, which reflect uncollectible write-offs in excess of what is recovered in base rates, have ranged from $10 million to $40 million. However, see Uncollectible Expense Adjustment and Qualifying Infrastructure Plant Riders Settlement below for information on a proposed settlement that would resolve all open proceedings.

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

PGL's QIP reconciliations from 2017 through 2023 are still pending. Future disallowances by the ICC could be material. The aggregate capital costs included in the rider during the open reconciliation years, along with any previously recognized return on these investments, totaled approximately $3.0 billion as of March 31, 2026. However, see Uncollectible Expense Adjustment and Qualifying Infrastructure Plant Riders Settlement below for information on a proposed settlement that would resolve all open proceedings.

Uncollectible Expense Adjustment and Qualifying Infrastructure Plant Riders Settlement

In February 2026, PGL and NSG agreed on the terms of a proposed settlement with the Illinois Attorney General that, if approved by the ICC, would resolve all open proceedings related to the UEA and QIP riders. ICC staff and the Illinois Citizens Utility Board also subsequently agreed with the terms of the settlement. On April 28, 2026, we filed the settlement for approval by the ICC.

Under the terms of the proposed settlement, PGL and NSG agreed to refund $49.0 million and $1.0 million, respectively, to customers as bill credits over a three year period between 2026 and 2028 to resolve the open UEA proceedings. In order to resolve the open QIP proceedings, PGL agreed to permanently remove $130.0 million of qualified infrastructure investment costs from rate base starting in 2027 and to refund $75.0 million to customers as bill credits over a three year period between 2026 and 2028. As a result of this agreement, we recorded a $205.0 million charge to income during the fourth quarter of 2025. The charge was recorded as a $130.0 million impairment to PGL's net property, plant, and equipment and a $75.0 million reduction to revenues. The total of the rate base reduction and the obligation to refund amounts to customers through bill credits recorded on our balance sheet at March 31, 2026 is $255.0 million. This includes the $205.0 million charge to income recorded during 2025 and a $50.0 million charge to income recorded in years prior to 2025. This proposed settlement is subject to ICC approval following a public review process.

Illinois Proceeding - Replacement of Aging Natural Gas Infrastructure

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

03/31/2026 Form 10-Q	64	WEC Energy Group, Inc.

program will be overseen by a safety monitor hired by the ICC. PGL initiated a general rate case proceeding in January 2026, which we anticipate will provide further regulatory clarity before we significantly increase our spend associated with the PRP.

See Note 23, Regulatory Environment, for more information regarding the 2026 rate case filing and November 2023 ICC rate order.

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

In 2025, the Department of Homeland Security announced the addition of more Chinese businesses to the UFLPA, including several solar supply chain providers. We are working with our contractors and developers to avoid doing business with these companies and remain in compliance with the UFLPA.

United States Department of Commerce Complaints

Starting in June 2024, the DOC began applying duties to certain imports of solar cells from Malaysia, Vietnam, Thailand and Cambodia, with the potential for enhanced duties in certain circumstances, based on final findings by both the DOC and the USITC in their AD/CVD investigations that Chinese manufacturers were shifting products to those four Southeast Asian countries to avoid tariffs on products imported from China.

In April 2025, based upon investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the United States has been impacted and the United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the United States. In February 2026, the DOC reached affirmative findings in its CVD investigation and released preliminary tariff rates applicable to each country generally, as well as certain specific manufacturers from those countries. In addition, in response to a critical circumstances petition, the DOC further determined that there had been a surge in panels from certain producers in India and from most Indonesian producers prior to the determination, applying tariffs retroactively to imports by such producers that entered the United States up to 90 days before the announcement of the new CVD tariffs. In April 2026, the DOC also issued preliminary affirmative findings in its AD investigation, setting additional rates applicable to these countries. Final AD/CVD rates are scheduled to be released in the fall of 2026, at which time the DOC will begin collecting final tariff amounts. These new tariffs may cause further cost increases or delays in the United States solar industry generally. We are currently assessing these new tariffs for any potential impact on our solar projects.

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

03/31/2026 Form 10-Q	65	WEC Energy Group, Inc.

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

Under the IRA transferability option, we entered into agreements in April 2025 and September 2025 to sell the majority of the PTCs and ITCs we generated, or expect to generate, in 2026 to third parties. See Note 12, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects begins by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that begin construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements, as defined through proposed guidance by the United States Treasury Department in February 2026. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. The capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

Environmental Matters

See Note 21, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the risks described below. In addition, there is continuing uncertainty over the impact of increasing tensions between the United States and other countries and new, protracted or escalating regional and international conflicts on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2025 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the United States and foreign trade policies. Both the United States and foreign trade policy changes could increase the cost of materials or disrupt supply chains, which could impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute our capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

03/31/2026 Form 10-Q	66	WEC Energy Group, Inc.

In addition, we are in the process of evaluating whether we are eligible to seek refunds and/or require our contractors and developers to seek refunds of tariffs paid under the International Emergency Economic Powers Act and other tariff provisions.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, in order to ensure we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2025 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes related to market risk from the disclosures presented in our 2025 Annual Report on Form 10-K. In addition to the Form 10-K disclosures, see Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in Item 2 of Part I of this report, as well as Note 13, Fair Value Measurements, Note 14, Derivative Instruments, and Note 15, Guarantees, in this report for information concerning our market risk exposures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

03/31/2026 Form 10-Q	67	WEC Energy Group, Inc.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2025 Annual Report on Form 10-K. See Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 21, Commitments and Contingencies, and Note 23, Regulatory Environment, we currently, and from time to time, are subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended March 31, 2026:

Issuer Purchases of Equity Securities
2026	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	16,036	$105.85	—	$—
February 1 – February 28	—	—	—	—
March 1 – March 31	—	—	—	—
Total (1)	16,036	$105.85	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

03/31/2026 Form 10-Q	68	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 25 of WE, effective as of March 10, 2026, under the Indenture for Debt Securities, dated as of December 1, 1995, between WE and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed March 13, 2026) (File No. 1-1245.)

4.2*
Seventeenth Supplemental Indenture, dated as of January 8, 2026, by and between WPS and U.S. Bank Trust Company, National Association (successor to Firstar Bank, Milwaukee, N.A., National Association). (Exhibit 4.1 to Form 8-K filed January 8, 2026) (File No. 1-3016.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

03/31/2026 Form 10-Q	69	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	May 7, 2026	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

03/31/2026 Form 10-Q	70	WEC Energy Group, Inc.