Form 10-Q
period 2026-06-30
WEC ENERGY GROUP, INC.
filed 2026-08-04
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 30, 2026):

Common Stock, $.01 Par Value, 325,849,383 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

06/30/2026 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Delilah I	Delilah Solar Energy LLC
Hardin III	Hardin Solar Energy III Center
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson Solar Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BTA	Best Technology Available
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide

06/30/2026 Form 10-Q	ii	WEC Energy Group, Inc.

CRL	Combustion Residual Leachate
ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
GW	Gigawatt
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2024A Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2024B Junior Notes	WEC Energy Group, Inc.'s Series 2024B 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2025 Junior Notes	WEC Energy Group, Inc.'s Series 2025 5.625% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due May 15, 2056
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2028 Notes	WEC Energy Group, Inc.'s 3.375% Convertible Senior Notes Due 2028
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AI	Artificial Intelligence
AREP	Amended Renewable Energy Plan
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
Compensation Committee	Compensation Committee of the Board of Directors
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
EDA	Equity Distribution Agreement
EPS	Earnings Per Share
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PPA	Power Purchase Agreement
PRP	Pipe Retirement Program

06/30/2026 Form 10-Q	iii	WEC Energy Group, Inc.

PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
REC	Renewable Energy Certificate
Renegade	Renegade Solar Energy Center
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
VLC	Very Large Customer
Weston	Weston Generating Station

06/30/2026 Form 10-Q	iv	WEC Energy Group, Inc.

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

•Risks related to providing service to data centers and other large-scale customers including project termination, cancellation or delay, failure to receive regulatory approvals of projects or tariffs or other necessary permitting or siting approvals, delays in recovery of contractual reimbursement for project costs, the ability to fully recover our investment on assets developed to serve our large-scale customers, lower than anticipated need for electricity by these customers, public opposition to data centers and failure to garner support at the local, state and federal levels, and new legislation or regulation impacting data centers specifically or large-scale customer cost allocation generally;

•The ability to obtain and retain customers, including wholesale customers, due to increased competition in our electric and natural gas markets from retail choice and alternative electric suppliers, and continued industry consolidation;

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

06/30/2026 Form 10-Q	1	WEC Energy Group, Inc.

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

06/30/2026 Form 10-Q	2	WEC Energy Group, Inc.

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

06/30/2026 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per share amounts)	2026	2025	2026	2025
Operating revenues	$2,062.1	$2,009.5	$5,496.3	$5,159.0

Operating expenses
Cost of sales	555.6	570.5	1,946.6	1,736.2
Other operation and maintenance	617.1	596.2	1,225.8	1,204.2
Depreciation and amortization	384.9	368.9	764.7	728.8
Property and revenue taxes	71.7	69.0	146.4	147.4
Total operating expenses	1,629.3	1,604.6	4,083.5	3,816.6

Operating income	432.8	404.9	1,412.8	1,342.4

Equity in earnings of transmission affiliates	62.6	51.9	122.1	105.5
Other income, net	61.5	26.5	109.7	44.6
Interest expense	228.9	220.8	457.4	443.8
Other expense	(104.8)	(142.4)	(225.6)	(293.7)

Income before income taxes	328.0	262.5	1,187.2	1,048.7
Income tax expense	27.0	19.5	80.1	80.2
Net income	301.0	243.0	1,107.1	968.5

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Net (income) loss attributed to noncontrolling interests	(1.5)	2.7	(2.9)	1.7
Net income attributed to common shareholders	$299.2	$245.4	$1,103.6	$969.6

EPS
Basic	$0.92	$0.77	$3.39	$3.04
Diluted	$0.91	$0.76	$3.36	$3.02

Weighted average common shares outstanding
Basic	325.8	320.3	325.7	319.3
Diluted	328.9	322.2	328.6	320.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2026	2025	2026	2025
Net income	$301.0	$243.0	$1,107.1	$968.5

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	—	(0.1)	—	(0.2)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	—	0.1	0.1	0.1

Other comprehensive income (loss), net of tax	—	—	0.1	(0.1)

Comprehensive income	301.0	243.0	1,107.2	968.4

Preferred stock dividends of subsidiary	0.3	0.3	0.6	0.6
Comprehensive (income) loss attributed to noncontrolling interests	(1.5)	2.7	(2.9)	1.7
Comprehensive income attributed to common shareholders	$299.2	$245.4	$1,103.7	$969.5

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$50.0	$27.6
Accounts receivable and unbilled revenues, net of reserves of $148.9 and $148.7, respectively	1,529.2	2,062.7
Materials, supplies, and inventories	744.6	803.4
Prepaid taxes	203.2	178.8
Other prepayments	57.8	92.4
Other	197.0	119.8
Current assets	2,781.8	3,284.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $12,783.3 and $12,411.5, respectively	39,827.6	38,278.1
Regulatory assets (June 30, 2026 and December 31, 2025 include $63.6 and $67.5, respectively, related to WEPCo Environmental Trust)	3,130.4	3,156.3
Equity investment in transmission affiliates	2,420.7	2,280.4
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	1,115.6	1,082.4
Other	421.5	383.6
Long-term assets	49,968.6	48,233.6
Total assets	$52,750.4	$51,518.3

Liabilities and Equity
Current liabilities
Short-term debt	$1,934.1	$1,924.7
Current portion of long-term debt (June 30, 2026 and December 31, 2025 include $9.4 and $9.3, respectively, related to WEPCo Environmental Trust)	1,413.5	1,519.4
Accounts payable	1,018.6	1,140.1
Other	842.2	1,009.2
Current liabilities	5,208.4	5,593.4

Long-term liabilities
Long-term debt (June 30, 2026 and December 31, 2025 include $62.8 and $67.4, respectively, related to WEPCo Environmental Trust)	19,216.3	18,498.1
Finance lease obligations	415.8	372.0
Deferred income taxes	6,165.3	5,891.7
Deferred revenue, net	305.0	314.2
Regulatory liabilities	4,229.6	4,121.3
Intangible liabilities	550.3	580.3
Environmental remediation liabilities	466.2	484.1
AROs	668.6	647.0
Other	951.9	963.4
Long-term liabilities	32,969.0	31,872.1

Commitments and contingencies (Note 22)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 325,849,383 and 325,461,519 shares outstanding, respectively	3.3	3.3
Additional paid in capital	5,162.3	5,124.4
Retained earnings	8,976.8	8,493.5
Accumulated other comprehensive loss	(7.5)	(7.6)
Common shareholders' equity	14,134.9	13,613.6

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	407.7	408.8
Total liabilities and equity	$52,750.4	$51,518.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Six Months Ended
	June 30
(in millions)	2026	2025
Operating activities
Net income	$1,107.1	$968.5
Reconciliation to cash provided by operating activities
Depreciation and amortization	764.7	728.8
Deferred income taxes and ITCs, net	189.9	220.0
AFUDC-Equity	(94.8)	(38.6)
Contributions and payments related to pension and OPEB plans	(7.2)	(7.1)
Equity income in transmission affiliates, net of distributions	(27.8)	(3.4)
Change in –
Accounts receivable and unbilled revenues, net	479.5	136.4
Materials, supplies, and inventories	58.8	110.2
Other current assets	(39.5)	65.4
Accounts payable	(102.1)	(172.1)
Other current liabilities	(104.2)	(44.8)
Other, net	(13.7)	52.6
Net cash provided by operating activities	2,210.7	2,015.9

Investing activities
Capital expenditures	(2,079.9)	(1,530.5)
Acquisition of Hardin III, net of cash acquired of $— and $0.2, respectively	(3.0)	(406.1)
Capital contributions to transmission affiliates	(112.4)	(87.8)
Proceeds from the sale of assets	21.7	0.7
Reimbursement for ATC's transmission infrastructure upgrades	10.4	39.7
Other, net	(37.3)	11.2
Net cash used in investing activities	(2,200.5)	(1,972.8)

Financing activities
Exercise of stock options	9.1	24.7
Issuance of common stock, net	23.8	398.8
Dividends paid on common stock	(620.3)	(568.7)
Issuance of long-term debt	1,804.2	1,025.0
Retirement of long-term debt	(1,189.1)	(567.6)
Change in commercial paper	8.0	(308.0)
Other, net	(20.9)	(20.3)
Net cash provided by (used in) financing activities	14.8	(16.1)

Net change in cash, cash equivalents, and restricted cash	25.0	27.0
Cash, cash equivalents, and restricted cash at beginning of period	70.9	42.2
Cash, cash equivalents, and restricted cash at end of period	$95.9	$69.2

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$3.3	$5,124.4	$8,493.5	$(7.6)	$13,613.6	$30.4	$408.8	$14,052.8
Net income attributed to common shareholders	—	—	804.4	—	804.4	—	—	804.4
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.4	1.4
Other comprehensive income	—	—	—	0.1	0.1	—	—	0.1
Issuance of common stock, net	—	12.8	—	—	12.8	—	—	12.8
Common stock dividends of $0.9525 per share	—	—	(310.1)	—	(310.1)	—	—	(310.1)
Exercise of stock options	—	7.4	—	—	7.4	—	—	7.4
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.1)	(3.1)
Stock-based compensation and other	—	2.8	—	—	2.8	—	—	2.8
Balance at March 31, 2026	$3.3	$5,147.4	$8,987.8	$(7.5)	$14,131.0	$30.4	$407.9	$14,569.3
Net income attributed to common shareholders	—	—	299.2	—	299.2	—	—	299.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.5	1.5
Issuance of common stock, net	—	11.0	—	—	11.0	—	—	11.0
Common stock dividends of $0.9525 per share	—	—	(310.2)	—	(310.2)	—	—	(310.2)
Exercise of stock options	—	1.7	—	—	1.7	—	—	1.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.1)	(2.1)
Stock-based compensation and other	—	2.2	—	—	2.2	—	0.4	2.6
Balance at June 30, 2026	$3.3	$5,162.3	$8,976.8	$(7.5)	$14,134.9	$30.4	$407.7	$14,573.0

06/30/2026 Form 10-Q	8	WEC Energy Group, Inc.

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$3.2	$4,315.8	$8,083.8	$(7.8)	$12,395.0	$30.4	$376.5	$12,801.9
Net income attributed to common shareholders	—	—	724.2	—	724.2	—	—	724.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.0	1.0
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	117.1	—	—	117.1	—	—	117.1
Common stock dividends of $0.8925 per share	—	—	(283.6)	—	(283.6)	—	—	(283.6)
Exercise of stock options	—	21.2	—	—	21.2	—	—	21.2
Acquisition of noncontrolling interests	—	—	—	—	—	—	45.1	45.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation and other	—	2.0	—	—	2.0	—	—	2.0
Balance at March 31, 2025	$3.2	$4,456.1	$8,524.4	$(7.9)	$12,975.8	$30.4	$420.8	$13,427.0
Net income attributed to common shareholders	—	—	245.4	—	245.4	—	—	245.4
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(2.7)	(2.7)
Issuance of common stock, net	—	281.7	—	—	281.7	—	—	281.7
Common stock dividends of $0.8925 per share	—	—	(285.1)	—	(285.1)	—	—	(285.1)
Exercise of stock options	—	3.5	—	—	3.5	—	—	3.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	1.8	—	—	1.8	—	—	1.8
Balance at June 30, 2025	$3.2	$4,743.1	$8,484.7	$(7.9)	$13,223.1	$30.4	$416.6	$13,670.1

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

06/30/2026 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2026

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

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

Pending Acquisitions of Electric Generation Facilities in Wisconsin

WE filed for PSCW approval to purchase a 30% ownership interest in Weston Unit 4, an approximately 500 MW supercritical pulverized coal base-load electric generating facility located in the Villages of Kronenwetter and Rothschild, Wisconsin and the Town of Knowlton, Wisconsin. WPS currently owns a 70% interest in this facility. Pursuant to the asset purchase agreement, WE would purchase the remaining 30% interest currently owned by an unrelated third-party for its book value at the closing date, currently estimated at $150 million. If approved, it is anticipated that the transaction would close by the end of 2026.

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

06/30/2026 Form 10-Q	10	WEC Energy Group, Inc.

Acquisition of a Solar Generation Facility in Ohio

Upon commercial operation in February 2025, WECI completed the acquisition of a 90% ownership interest in Hardin III, a 250 MW solar generating facility located in Hardin County, Ohio for $409.1 million. The project has an offtake agreement for all of the energy to be produced by the facility for a period of 15 years from the date of commercial operation. Hardin III qualifies for PTCs and is included in the non-utility energy infrastructure segment.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2026
Electric	$1,345.9	$—	$—	$1,345.9	$—	$—	$—		$1,345.9
Natural gas	258.7	243.4	77.9	580.0	10.5	—	(10.0)		580.5
Total regulated revenues	1,604.6	243.4	77.9	1,925.9	10.5	—	(10.0)		1,926.4
Other non-utility revenues	—	—	5.4	5.4	82.9	—	(3.9)		84.4
Total revenues from contracts with customers	1,604.6	243.4	83.3	1,931.3	93.4	—	(13.9)		2,010.8
Other operating revenues	16.9	18.8	1.0	36.7	122.2	—	(107.6)	(1)	51.3
Total operating revenues	$1,621.5	$262.2	$84.3	$1,968.0	$215.6	$—	$(121.5)		$2,062.1

06/30/2026 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended June 30, 2025
Electric	$1,303.1	$—	$—	$1,303.1	$—	$—	$—		$1,303.1
Natural gas	277.1	280.5	76.5	634.1	11.4	—	(10.6)		634.9
Total regulated revenues	1,580.2	280.5	76.5	1,937.2	11.4	—	(10.6)		1,938.0
Other non-utility revenues	—	—	5.4	5.4	58.1	—	(3.9)		59.6
Total revenues from contracts with customers	1,580.2	280.5	81.9	1,942.6	69.5	—	(14.5)		1,997.6
Other operating revenues	7.0	(9.9)	0.4	(2.5)	119.9	—	(105.5)	(1)	11.9
Total operating revenues	$1,587.2	$270.6	$82.3	$1,940.1	$189.4	$—	$(120.0)		$2,009.5

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2026
Electric	$2,779.2	$—	$—	$2,779.2	$—	$—	$—		$2,779.2
Natural gas	1,151.0	955.4	331.4	2,437.8	23.7	—	(23.1)		2,438.4
Total regulated revenues	3,930.2	955.4	331.4	5,217.0	23.7	—	(23.1)		5,217.6
Other non-utility revenues	—	—	11.0	11.0	158.6	—	(5.5)		164.1
Total revenues from contracts with customers	3,930.2	955.4	342.4	5,228.0	182.3	—	(28.6)		5,381.7
Other operating revenues	29.6	56.5	(0.8)	85.3	244.0	—	(214.7)	(1)	114.6
Total operating revenues	$3,959.8	$1,011.9	$341.6	$5,313.3	$426.3	$—	$(243.3)		$5,496.3

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Six Months Ended June 30, 2025
Electric	$2,623.1	$—	$—	$2,623.1	$—	$—	$—		$2,623.1
Natural gas	1,011.2	1,039.8	300.2	2,351.2	25.5	—	(24.0)		2,352.7
Total regulated revenues	3,634.3	1,039.8	300.2	4,974.3	25.5	—	(24.0)		4,975.8
Other non-utility revenues	—	—	10.9	10.9	119.6	—	(5.5)		125.0
Total revenues from contracts with customers	3,634.3	1,039.8	311.1	4,985.2	145.1	—	(29.5)		5,100.8
Other operating revenues	12.8	19.1	(1.7)	30.2	238.6	—	(210.6)	(1)	58.2
Total operating revenues	$3,647.1	$1,058.9	$309.4	$5,015.4	$383.7	$—	$(240.1)		$5,159.0

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

06/30/2026 Form 10-Q	12	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Residential	$528.9	$511.9	$1,102.3	$1,056.9
Small commercial and industrial	445.3	423.3	896.9	844.4
Large commercial and industrial	286.6	257.8	560.6	496.1
Other	7.3	7.4	15.4	15.4
Total retail revenues	1,268.1	1,200.4	2,575.2	2,412.8
Wholesale	27.4	25.8	57.5	53.5
Resale	40.1	65.7	117.1	128.5
Steam	5.4	5.6	19.2	18.4
Other utility revenues	4.9	5.6	10.2	9.9
Total electric utility operating revenues	$1,345.9	$1,303.1	$2,779.2	$2,623.1

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2026
Residential	$158.2	$171.9	$46.1	$376.2
Commercial and industrial	74.9	48.9	23.9	147.7
Total retail revenues	233.1	220.8	70.0	523.9
Transportation	24.3	50.4	7.9	82.6
Other utility revenues (1)	1.3	(27.8)	—	(26.5)
Total natural gas utility operating revenues	$258.7	$243.4	$77.9	$580.0

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended June 30, 2025
Residential	$160.3	$227.2	$46.0	$433.5
Commercial and industrial	77.9	58.5	22.1	158.5
Total retail revenues	238.2	285.7	68.1	592.0
Transportation	22.7	60.1	7.6	90.4
Other utility revenues (1)	16.2	(65.3)	0.8	(48.3)
Total natural gas utility operating revenues	$277.1	$280.5	$76.5	$634.1

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2026
Residential	$725.5	$624.1	$196.6	$1,546.2
Commercial and industrial	363.5	180.1	105.2	648.8
Total retail revenues	1,089.0	804.2	301.8	2,195.0
Transportation	58.7	144.2	21.5	224.4
Other utility revenues (1)	3.3	7.0	8.1	18.4
Total natural gas utility operating revenues	$1,151.0	$955.4	$331.4	$2,437.8

06/30/2026 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Six Months Ended June 30, 2025
Residential	$649.1	$692.8	$188.7	$1,530.6
Commercial and industrial	328.3	189.7	95.2	613.2
Total retail revenues	977.4	882.5	283.9	2,143.8
Transportation	55.9	157.5	21.1	234.5
Other utility revenues (1)	(22.1)	(0.2)	(4.8)	(27.1)
Total natural gas utility operating revenues	$1,011.2	$1,039.8	$300.2	$2,351.2

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Renewable generation revenues	$72.7	$48.1	$140.7	$101.9
We Power revenues (1)	6.3	6.1	12.4	12.2
Appliance service revenues	5.4	5.4	11.0	10.9
Total other non-utility operating revenues	$84.4	$59.6	$164.1	$125.0

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

Other Operating Revenues

Other operating revenues consist primarily of the following:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Alternative revenues (1)	$10.1	$(18.3)	37.0	—
Late payment charges	15.3	13.9	31.2	27.7
Amortization of revenue intangibles (2)	14.6	14.4	29.3	28.0
Bespoke resources current return (3)	10.8	—	15.1	—
Other	0.5	1.9	2.0	2.5
Total other operating revenues	$51.3	$11.9	$114.6	$58.2

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

(2)    We account for our asset acquisitions by recognizing identifiable intangible assets and liabilities assumed at fair value at the acquisition date. Amortization of these intangible assets and liabilities, which relate to PPAs and a proxy revenue swap, is recognized on a straight-line basis over the remaining contract term as a decrease or increase to operating revenues, respectively. See Note 18, Goodwill and Intangibles, for more information.

06/30/2026 Form 10-Q	14	WEC Energy Group, Inc.

(3)    Consists of revenues related to carrying costs recognized during the construction of certain bespoke resources assigned to WE's VLCs. Consistent with the timing of when we recognize revenue, customer billings for the bespoke resources that are subject to current return (as opposed to AFUDC) occur on a monthly basis. For more information about the bespoke resources current return, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers, including VLCs, to mitigate credit risk. See Note 24, Regulatory Environment, for more information about the Very Large Customer and Bespoke Resources Tariffs.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at June 30, 2026 and December 31, 2025, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
June 30, 2026
Accounts receivable and unbilled revenues	$1,136.8	$401.5	$62.9	$1,601.2	$71.3	$5.6	$1,678.1
Allowance for credit losses	61.2	83.7	4.0	148.9	—	—	148.9
Accounts receivable and unbilled revenues, net (1)	$1,075.6	$317.8	$58.9	$1,452.3	$71.3	$5.6	$1,529.2

Total accounts receivable, net – past due greater than 90 days (1)	$64.5	$65.0	$4.5	$134.0	$—	$—	$134.0
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.4%	100.0%	—%	93.9%	—%	—%	93.9%

06/30/2026 Form 10-Q	15	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2025
Accounts receivable and unbilled revenues	$1,368.8	$654.8	$130.2	$2,153.8	$50.3	$7.3	$2,211.4
Allowance for credit losses	61.7	82.3	4.7	148.7	—	—	148.7
Accounts receivable and unbilled revenues, net (1)	$1,307.1	$572.5	$125.5	$2,005.1	$50.3	$7.3	$2,062.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.4	$36.8	$6.6	$89.8	$—	$—	$89.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.6%	100.0%	—%	89.9%	—%	—%	89.9%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at June 30, 2026, $882.1 million, or 57.7%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. See Note 24, Regulatory Environment, for more information on PGL and NSG's UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and amounts recovered in rates.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended June 30, 2026 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at April 1, 2026	$63.6	$88.3	$4.1	$156.0
Provision for credit losses	50.5	12.5	0.4	63.4
Provision for credit losses deferred for future recovery or refund	(25.9)	(5.3)	—	(31.2)
Write-offs charged against the allowance	(39.9)	(18.6)	(0.7)	(59.2)
Recoveries of amounts previously written off	12.9	6.8	0.2	19.9
Balance at June 30, 2026	$61.2	$83.7	$4.0	$148.9

Six Months Ended June 30, 2026 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2026	$61.7	$82.3	$4.7	$148.7
Provision for credit losses	99.3	29.3	0.3	128.9
Provision for credit losses deferred for future recovery or refund	(51.1)	0.3	—	(50.8)
Write-offs charged against the allowance	(75.9)	(42.1)	(1.8)	(119.8)
Recoveries of amounts previously written off	27.2	13.9	0.8	41.9
Balance at June 30, 2026	$61.2	$83.7	$4.0	$148.9

Three Months Ended June 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at April 1, 2025	$60.9	$93.2	$5.3	$159.4
Provision for credit losses	21.7	13.4	0.3	35.4
Provision for credit losses deferred for future recovery or refund	(5.7)	(16.5)	—	(22.2)
Write-offs charged against the allowance	(38.5)	(15.7)	(0.6)	(54.8)
Recoveries of amounts previously written off	13.9	10.2	0.3	24.4
Balance at June 30, 2025	$52.3	$84.6	$5.3	$142.2

06/30/2026 Form 10-Q	16	WEC Energy Group, Inc.

Six Months Ended June 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2025	$73.6	$83.9	$5.3	$162.8
Provision for credit losses	37.8	29.7	0.5	68.0
Provision for credit losses deferred for future recovery or refund	(13.0)	(14.3)	—	(27.3)
Write-offs charged against the allowance	(72.3)	(41.3)	(1.3)	(114.9)
Recoveries of amounts previously written off	26.2	26.6	0.8	53.6
Balance at June 30, 2025	$52.3	$84.6	$5.3	$142.2

On a consolidated basis, there was a $20.6 million decrease in the allowance for credit losses at June 30, 2025, compared to January 1, 2025. This decrease was largely driven by customer write-offs in Wisconsin in addition to a decrease in past due account balances that we believe was related to a continued focus on collection efforts and the lower energy bills typically seen in the spring and summer months, enabling customers to pay down their arrears. After a customer is disconnected for a period of time without payment on their account, we will write off that customer balance.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at June 30, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	June 30, 2026	December 31, 2025
Regulatory assets
Plant retirement related items	$736.6	$768.6
Environmental remediation costs	545.6	566.0
Income tax related items	531.4	493.4
Pension and OPEB costs	524.9	564.5
AROs	205.5	185.1
System support resource	87.5	92.6
Decoupling	81.0	43.8
Electric transmission costs	73.8	30.7
Uncollectible expense	71.1	123.9
Securitization	63.6	67.5
Derivatives	48.7	57.7
Finance and operating leases	44.5	36.0
Bluewater	28.6	37.7
Energy costs recoverable through rate adjustments	24.3	6.7
Other, net	102.0	99.4
Total regulatory assets	$3,169.1	$3,173.6

Balance sheet presentation
Other current assets	$38.7	$17.3
Regulatory assets	3,130.4	3,156.3
Total regulatory assets	$3,169.1	$3,173.6

06/30/2026 Form 10-Q	17	WEC Energy Group, Inc.

(in millions)	June 30, 2026	December 31, 2025
Regulatory liabilities
Income tax related items	$1,776.9	$1,802.4
Removal costs	1,660.8	1,584.7
Pension and OPEB benefits	298.0	301.5
Energy costs refundable through rate adjustments	152.6	119.2
Settlement related to QIP and UEA riders	125.0	125.0
Uncollectible expense	79.9	73.1
Derivatives	49.3	27.4
Earnings sharing mechanisms	34.0	35.8
MERC property tax tracker	24.9	23.1
Energy efficiency programs	16.8	12.2
Other, net	107.3	105.8
Total regulatory liabilities	$4,325.5	$4,210.2

Balance sheet presentation
Other current liabilities	$95.9	$88.9
Regulatory liabilities	4,229.6	4,121.3
Total regulatory liabilities	$4,325.5	$4,210.2

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

The total net book value of OCPP Units 7 and 8 was $604.6 million at June 30, 2026, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

06/30/2026 Form 10-Q	18	WEC Energy Group, Inc.

In addition, in June 2026, our Delilah I solar facility experienced minor damage from a storm, resulting in the recognition of a $1.7 million impairment loss within other operation and maintenance in the second quarter of 2026.

As a result of storm damage sustained over the past several years, we have undertaken storm hardening efforts at both our Samson I and Delilah I solar facilities, and those efforts remain ongoing.

The Peoples Gas Light and Coke Company Impairment

In the fourth quarter of 2025, PGL recorded a $130.0 million impairment to property, plant, and equipment related to the terms of a proposed settlement that was finalized in May 2026, resolving its open proceedings related to the QIP Rider. See Note 24, Regulatory Environment, for more information.

NOTE 8—COMMON EQUITY

Stock-Based Compensation

During the six months ended June 30, 2026, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

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

In August 2024, we entered into an EDA, under which we could offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $1.5 billion through an at-the-market offering program. In October 2025, we terminated this EDA and entered into a new EDA, under which we may offer and sell, from time to time, shares of our common stock having an aggregate sales price of up to $3.0 billion through an at-the-market offering program. This EDA also includes an equity forward sales component and a collared forward sales component. We may offer and sell our common shares through the sales agents party to the EDA during the term of the agreement. The October 2025 EDA will terminate upon the earliest of (i) the sale of all common stock subject to the EDA, (ii) termination of the EDA pursuant to its terms, or (iii) October 31, 2028. Actual sales of common stock under the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold under our October 2025 EDA will be done pursuant to our registration statement on Form S-3 filed with the SEC on August 5, 2024 and the related prospectus supplements.

06/30/2026 Form 10-Q	19	WEC Energy Group, Inc.

As of June 30, 2026, we had not yet issued any shares of common stock under our October 2025 EDA; however, we did enter into several forward sales contracts. As of June 30, 2026, no shares had been settled under these contracts. The following table presents information related to the common stock sold under our outstanding forward sales contracts at June 30, 2026:

Forward Sale Contract Effective Date	Maturity Date	Shares	Initial Forward Price (1)
Fourth quarter - 2025	June 30, 2027	58,533	$110.7748
First quarter - 2026	September 30, 2027	3,726,090	114.8548
Second quarter - 2026	December 31, 2027	2,607,398	111.4073

(1)Amount represents the weighted-average initial forward price of the forward sales contracts that became effective during the quarter. The initial forward price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts as specified in the contract.

No amounts are recorded on our balance sheet with respect to these contracts until actual settlement occurs. The contracts require us, at our election, to either (i) physically settle the transaction by issuing shares of our stock in exchange for net cash proceeds at the then-applicable forward sales price or (ii) net settle the transaction through the delivery or receipt of cash or shares in accordance with the contract provisions. At June 30, 2026, we could have settled our outstanding forward sales contracts as follows:

(Dollars in millions)	Physical Share Settlement	Net Settlement
Forward Sale Contract Effective Date	Cash Proceeds	Cash Payments	Shares Issued
Fourth quarter - 2025	$6.5	$(0.4)	(3,045)
First quarter - 2026	428.3	(6.8)	(57,815)
Second quarter - 2026	290.8	(13.6)	(116,720)

We had the following changes to our outstanding common stock during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Common stock shares outstanding at beginning of period	325,725,678	319,133,501	325,461,519	317,680,855
Shares issued:
At-the-market offering program	—	2,526,543	—	3,504,367
Stock-based compensation	23,102	47,403	174,312	390,114
401(k)	16,340	71,800	47,274	115,100
Stock investment plan	84,263	87,148	166,278	175,959
Common stock shares outstanding at end of period	325,849,383	321,866,395	325,849,383	321,866,395

On July 16, 2026, our Board of Directors declared a quarterly cash dividend of $0.9525 per share, payable on September 1, 2026, to shareholders of record on August 14, 2026.

06/30/2026 Form 10-Q	20	WEC Energy Group, Inc.

Earnings Per Share

The following table shows the computation of our basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Numerator:
Net income attributed to common shareholders	$299.2	$245.4	$1,103.6	$969.6

Denominator:
Weighted average basic shares outstanding	325.8	320.3	325.7	319.3
Dilutive effect of stock-based compensation awards	0.6	0.6	0.6	0.5
Dilutive effect of convertible senior notes	2.4	1.3	2.3	0.9
Dilutive effect of forward equity sales contracts	0.1	—	—	—
Weighted average diluted shares	328.9	322.2	328.6	320.7

Basic EPS	$0.92	$0.77	$3.39	$3.04
Diluted EPS	$0.91	$0.76	$3.36	$3.02

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	June 30, 2026	December 31, 2025
Commercial paper
Amount outstanding	$1,929.3	$1,921.3
Weighted-average interest rate on amounts outstanding	3.97%	3.89%
Operating expense loans
Amount outstanding (1)	$4.8	$3.4

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, Samson I, Thunderhead, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the six months ended June 30, 2026 was $2,128.6 million with a weighted-average interest rate during the period of 3.95%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	June 30, 2026
WEC Energy Group	August 2030	$1,700.0
WE	August 2030	800.0
PGL	August 2030	600.0
WPS	August 2030	450.0
WG	August 2030	350.0
Total short-term credit capacity		$3,900.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,929.3
Available capacity under existing agreements		$1,968.4

06/30/2026 Form 10-Q	21	WEC Energy Group, Inc.

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

Convertible Senior Notes

As of June 30, 2026, the conditions allowing holders to convert their notes were not met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes, 2028 Notes, and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of June 30, 2026:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(3.0)	$859.5	$1,044.2
2028 Notes	900.0	(6.8)	893.2	936.0
2029 Notes	862.5	(5.8)	856.7	1,069.2

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 14, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes, 2028 Notes, and 2029 Notes:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
2027 Notes
Contractual interest expense	$9.5	$9.5	$18.9	$18.9
Amortization of debt issuance costs	0.9	0.9	1.7	1.7
Total interest expense – 2027 Notes	10.4	10.4	20.6	20.6

2028 Notes
Contractual interest expense	7.6	1.8	15.2	1.8
Amortization of debt issuance costs	0.9	0.3	1.8	0.3
Total interest expense – 2028 Notes	$8.5	$2.1	$17.0	$2.1

2029 Notes
Contractual interest expense	9.5	9.5	18.9	18.9
Amortization of debt issuance costs	0.5	0.5	1.0	1.0
Total interest expense – 2029 Notes	$10.0	$10.0	$19.9	$19.9

Wisconsin Electric Power Company

In March 2026, WE issued $300.0 million of 5.65% Debentures, due March 15, 2056, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In June 2026, WE issued $400.0 million of 4.65% Debentures, due June 15, 2031, and $400.0 million of 5.10% Debentures, due June 15, 2036, and used the net proceeds to repay short-term debt and for other general corporate purposes.

06/30/2026 Form 10-Q	22	WEC Energy Group, Inc.

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

NOTE 11—LEASES

Obligations Under Finance Leases

During the second quarter of 2026, WE and WPS, along with an unaffiliated utility, acquired various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term. The weighted-average remaining lease term for these land leases was 49.3 years at June 30, 2026. Once a solar project achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased.

The right of use assets obtained in exchange for these finance lease liabilities was $43.4 million. Our total obligation under these land-related leases was $43.5 million at June 30, 2026, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to these leases was $43.3 million as of June 30, 2026, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for these leases was 6.35%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of June 30, 2026, were as follows:

(in millions)	Finance Leases
Six Months Ended December 31, 2026	$0.9
2027	2.3
2028	2.3
2029	2.4
2030	2.4
2031	2.4
Thereafter	162.1
Total minimum lease payments	174.8
Less: Interest	(131.3)
Present value of minimum lease payments	43.5
Less: Short-term lease liabilities	—
Long-term lease liabilities	$43.5

06/30/2026 Form 10-Q	23	WEC Energy Group, Inc.

NOTE 12—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	June 30, 2026	December 31, 2025
Materials and supplies	$435.6	$416.4
Natural gas in storage	209.2	292.5
Fossil fuel	99.8	94.5
Total	$744.6	$803.4

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At June 30, 2026, we had a temporary LIFO liquidation credit of $5.2 million recorded within other current liabilities on our balance sheet. Due to seasonality requirements, PGL and NSG expect these interim reductions in LIFO layers to be replenished by year end.

Substantially all other materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

06/30/2026 Form 10-Q	24	WEC Energy Group, Inc.

NOTE 13—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$328.0		$262.5
United States federal statutory income tax rate	$68.5	21.0%	$55.6	21.0%
State and local income taxes net of federal tax effect (1)	18.7	5.7%	15.2	5.8%
Tax credits
PTCs, net (2)	(38.8)	(12.0)%	(40.5)	(15.3)%
Other	(1.5)	(0.4)%	(1.3)	(0.5)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(7.8)	(2.4)%	(2.7)	(1.0)%
Other	2.2	0.7%	2.3	0.9%
Other adjustments
Federal excess deferred tax amortization (4)	(6.8)	(2.1)%	(6.8)	(2.6)%
Other, net	(7.5)	(2.3)%	(2.3)	(0.9)%
Total income tax expense	$27.0	8.2%	$19.5	7.4%

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$1,187.2		$1,048.7
United States federal statutory income tax rate	$248.6	21.0%	$220.4	21.0%
State and local income taxes net of federal tax effect (1)	68.0	5.7%	63.7	6.1%
Tax credits
PTCs, net (2)	(168.5)	(14.2)%	(160.6)	(15.3)%
Other	(5.4)	(0.5)%	(4.6)	(0.4)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(26.9)	(2.3)%	(11.2)	(1.1)%
Other	8.0	0.7%	5.7	0.5%
Changes in unrecognized tax benefits	—	—%	0.1	—%
Other adjustments
Federal excess deferred tax amortization (4)	(25.3)	(2.1)%	(25.5)	(2.5)%
Other, net	(18.4)	(1.6)%	(7.8)	(0.7)%
Total income tax expense	$80.1	6.7%	$80.2	7.6%

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

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, we entered into agreements to sell substantially all of the PTCs and ITCs we generated in

06/30/2026 Form 10-Q	25	WEC Energy Group, Inc.

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

Cash Paid (Received) For Income Taxes, Net

The table below is a summary of income taxes paid (received) by jurisdiction:

	Six Months Ended June 30
(in millions)	2026		2025
Federal	$(94.9)	(1)	$(108.2)	(2)
State	0.1		(25.0)
Total income taxes received, net	$(94.8)		$(133.2)

(1)    Amount includes $118.4 million of cash received, related to 2026 and 2025 PTCs that were sold to third parties.

(2)    Amount includes $113.0 million of cash received, related to 2025 and 2024 PTCs that were sold to third parties.

The table below is a summary of income taxes received or paid (net of refunds) that exceeded five percent of total income taxes received or paid (net of refunds) by jurisdiction. There was no jurisdiction exceeding the threshold for the six months ended June 30, 2026.

(in millions)	Six Months Ended June 30, 2025
Wisconsin	$(25.0)

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

06/30/2026 Form 10-Q	26	WEC Energy Group, Inc.

unobservable or internally-developed inputs. FTRs and TCRs are valued using auction prices from the applicable regional transmission organization.

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.4	$19.4	$—	$20.8
FTRs	—	—	24.3	24.3
Total derivative assets	$1.4	$19.4	$24.3	$45.1

Investments held in rabbi trust	$43.4	$—	$—	$43.4

Derivative liabilities
Natural gas contracts	$35.0	$6.9	$—	$41.9

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.5	$18.3	$—	$19.8
FTRs	—	—	6.5	6.5
Total derivative assets	$1.5	$18.3	$6.5	$26.3

Investments held in rabbi trust	$42.0	$—	$—	$42.0

Derivative liabilities
Natural gas contracts	$23.3	$8.4	$—	$31.7
FTRs	—	—	0.8	0.8
Total derivative liabilities	$23.3	$8.4	$0.8	$32.5

The tables above include derivative assets and liabilities for options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. Both tables also include FTRs used at our electric utilities to manage electric transmission congestion costs in the MISO Energy Markets. Additionally, the December 31, 2025 table includes FTRs used at certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy Markets. These FTRs were all settled as of June 30, 2026.

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended June 30, 2026 and 2025, the net unrealized gains included in earnings related to the investments held at the end of the period were $5.6 million and $3.7 million, respectively. For the six months ended June 30, 2026 and 2025, the net unrealized gains included in earnings related to the investments held at the end of the period were $3.9 million and $1.9 million, respectively.

06/30/2026 Form 10-Q	27	WEC Energy Group, Inc.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Balance at the beginning of the period	$1.9	$3.0	$5.7	$7.8
Purchases	28.2	22.5	28.2	23.7
Net realized and unrealized gains included in earnings (1)	—	0.3	—	—
Sales	(0.1)	—	(0.4)	—
Settlements	(5.7)	(6.8)	(9.2)	(12.5)
Balance at the end of the period	$24.3	$19.0	$24.3	$19.0

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized gains were recorded in operating revenues on our income statements.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	June 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.3	$30.4	$21.2
Long-term debt, including current portion	20,629.8	20,140.2	20,017.5	19,609.1

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

	June 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$20.8	$38.8	$19.7	$30.0
FTRs	24.3	—	6.5	0.8
Total current	45.1	38.8	26.2	30.8

Long-term
Natural gas contracts	—	3.1	0.1	1.7

Total	$45.1	$41.9	$26.3	$32.5

06/30/2026 Form 10-Q	28	WEC Energy Group, Inc.

Realized gains and losses on derivatives used in our regulated utility operations are recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our utilities’ fuel and natural gas cost recovery mechanisms. Prior to June 30, 2026, realized gains and losses on FTRs and TCRs used in our non-utility operations were recorded in operating revenues on the income statements. As of June 30, 2026, the FTRs and TCRs used in our non-utility operations were all settled. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains
Natural gas contracts	48.6 Dth	$(16.8)	47.3 Dth	$6.5
FTRs and TCRs
Regulated utility operations	6.1 MWh	4.3	6.7 MWh	3.0
Non-utility operations	— MWh	—	0.3 MWh	0.3
Total		$(12.5)		$9.8

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(in millions)	Volumes	Gains	Volumes	Gains
Natural gas contracts	111.6 Dth	$12.8	108.8 Dth	$4.6
FTRs and TCRs
Regulated utility operations	11.9 MWh	6.0	13.8 MWh	4.7
Non-utility operations	0.1 MWh	0.1	0.6 MWh	0.1
Total		$18.9		$9.4

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At June 30, 2026 and December 31, 2025, we had posted cash collateral of $82.6 million and $41.4 million, respectively. These amounts were recorded on our balance sheets in other current assets. At June 30, 2026, we had also received cash collateral of $2.0 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	June 30, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$45.1	$41.9		$26.3	$32.5
Gross amount not offset on the balance sheet	(3.7)	(37.3)	(1)	(2.0)	(23.8)	(2)
Net amount	$41.4	$4.6		$24.3	$8.7

(1)Includes cash collateral posted of $33.6 million.

(2)Includes cash collateral posted of $21.8 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three and six months ended June 30, 2026 and 2025 were not significant. At June 30, 2026, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

06/30/2026 Form 10-Q	29	WEC Energy Group, Inc.

NOTE 16—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at June 30, 2026	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$179.5	$21.5	$30.2	$127.8
Surety bonds (2)	46.4	44.6	1.8	—
Other guarantees (3)	11.3	—	—	11.3
Total guarantees	$237.2	$66.1	$32.0	$139.1

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

NOTE 17—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Service cost	$5.1	$4.8	$11.2	$10.5
Interest cost	28.6	29.1	57.2	59.4
Expected return on plan assets	(42.6)	(43.6)	(85.4)	(87.7)
Amortization of prior service credit	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of net actuarial loss	10.9	9.5	21.3	23.1
Net periodic benefit cost (credit)	$1.9	$(0.3)	$4.2	$5.2

	OPEB Benefits
	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Service cost	$3.1	$2.8	$6.2	$5.6
Interest cost	6.5	6.3	13.2	12.8
Expected return on plan assets	(14.5)	(13.5)	(28.9)	(27.1)
Amortization of prior service credit	(1.5)	(1.8)	(2.6)	(5.0)
Amortization of net actuarial gain	(2.4)	(2.3)	(4.1)	(3.7)
Net periodic benefit credit	$(8.8)	$(8.5)	$(16.2)	$(17.4)

During the six months ended June 30, 2026, we made contributions and payments of $6.1 million related to our pension plans and $1.1 million related to our OPEB plans. We expect to make contributions and payments of $5.7 million related to our pension plans and $1.2 million related to our OPEB plans during the remainder of 2026, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Certain of our utility subsidiaries utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of June 30, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $19.3 million and $14.7 million, respectively, for pension costs and regulatory assets of $7.9 million and $0.7 million, respectively, for OPEB costs. In accordance with our PSCW rate orders, we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

06/30/2026 Form 10-Q	30	WEC Energy Group, Inc.

NOTE 18—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at June 30, 2026. We had no changes to the carrying amount of goodwill during the six months ended June 30, 2026.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of June 30, 2026.

Other Indefinite-Lived Intangible Assets

At June 30, 2026 and December 31, 2025, we had $58.9 million and $44.4 million, respectively, of other indefinite-lived intangible assets included in other long-term assets on our balance sheets. These assets consist of $24.1 million of spectrum frequencies, which enable our utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition. In October 2025, we entered into an option agreement for exclusive rights to purchase land for future generation development in Wisconsin. We have made two annual option payments and incurred total costs of $29.6 million and $15.1 million as of June 30, 2026 and December 31, 2025, respectively, with a right to exercise our option before December 31, 2030.

Finite-Lived Intangible Assets

At June 30, 2026 and December 31, 2025, we had $18.6 million and $17.4 million, respectively, of finite-lived intangible assets included in other long-term assets on our balance sheets. These assets largely consist of a PPA for Maple Flats Solar Energy Center LLC acquired by WECI in November 2024, with a gross carrying amount of $18.8 million. The PPA is being amortized over a useful life of 15 years and expires in 2039. At June 30, 2026 and December 31, 2025, accumulated amortization related to the intangible assets was $2.0 million and $1.4 million, respectively. Amortization was not material for the three and six months ended June 30, 2026 and 2025. Amortization to be recorded as a decrease to operating revenues is expected to be $1.3 million in each of the next five years.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$751.2	$(206.1)	$545.1	$751.2	$(176.5)	$574.7
Proxy revenue swap (2)	7.2	(5.3)	1.9	7.2	(4.9)	2.3
Interconnection agreements (3)	4.7	(1.4)	3.3	4.7	(1.4)	3.3
Total intangible liabilities	$763.1	$(212.8)	$550.3	$763.1	$(182.8)	$580.3

(1)    Represents PPAs related to the acquisitions of Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, Sapphire Sky Wind Energy LLC, Delilah I, and Hardin III expiring between 2030 and 2040. The weighted-average remaining useful life of the PPAs is 10 years. See Note 2, Acquisitions, for more information on recent WECI acquisitions.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream Wind Energy LLC's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is three years.

(3)    Represents interconnection agreements related to the acquisitions of Tatanka Ridge and Bishop Hill Energy III LLC, expiring in 2040 and 2041, respectively. These agreements relate to payments for connecting our facilities to the infrastructure of another utility to facilitate the movement of power onto the electric grid. The weighted-average remaining useful life of the interconnection agreements is 14 years.

06/30/2026 Form 10-Q	31	WEC Energy Group, Inc.

Amortization related to these intangible liabilities for the three and six months ended June 30, 2026, was $15.0 million and $30.0 million, respectively. Amortization related to these intangible liabilities for the three and six months ended June 30, 2025, was $14.8 million and $28.7 million, respectively. Amortization for the next five years, including amounts recorded through June 30, 2026, is estimated to be:

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

	Three Months Ended June 30, 2026
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,346.7	$22.8	$2,369.5
Add: Earnings from equity method investment	62.2	0.4	62.6
Add: Capital contributions	36.6	—	36.6
Less: Distributions	47.5	0.6	48.1
Add: Other	0.1	—	0.1
Balance at end of period	$2,398.1	$22.6	$2,420.7

	Three Months Ended June 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,121.6	$27.4	$2,149.0
Add: Earnings from equity method investment	50.3	1.6	51.9
Add: Capital contributions	45.5	—	45.5
Less: Distributions	39.9	6.4	46.3
Balance at end of period	$2,177.5	$22.6	$2,200.1

	Six Months Ended June 30, 2026
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,256.9	$23.5	$2,280.4
Add: Earnings from equity method investment	121.4	0.7	122.1
Add: Capital contributions	112.4	—	112.4
Less: Distributions	92.7	1.6	94.3
Add: Other	0.1	—	0.1
Balance at end of period	$2,398.1	$22.6	$2,420.7

	Six Months Ended June 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,085.1	$23.8	$2,108.9
Add: Earnings from equity method investment	100.3	5.2	105.5
Add: Capital contributions	87.8	—	87.8
Less: Distributions	95.7	6.4	102.1
Balance at end of period	$2,177.5	$22.6	$2,200.1

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

06/30/2026 Form 10-Q	32	WEC Energy Group, Inc.

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Charges to ATC for services and construction	$6.1	$5.0	$13.4	$9.5
Charges from ATC for network transmission services	129.0	116.7	258.2	233.4
Net refund (payment) from (to) ATC related to FERC ROE orders	(0.7)	0.3	1.3	1.7

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	June 30, 2026	December 31, 2025
Accounts receivable for services provided to ATC	$1.9	$1.6
Accounts payable for services received from ATC	43.5	38.4
Amounts due from ATC for transmission infrastructure upgrades (1)	35.4	32.2

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's, WPS's, and UMERC's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
Income statement data
Operating revenues	$274.0	$241.2	$539.3	$476.1
Operating expenses	129.6	117.6	257.0	234.3
Other expense, net	44.7	42.7	88.5	81.8
Net income	$99.7	$80.9	$193.8	$160.0

(in millions)	June 30, 2026	December 31, 2025
Balance sheet data
Current assets	$163.9	$137.5
Noncurrent assets	8,139.8	7,590.8
Total assets	$8,303.7	$7,728.3

Current liabilities	$620.5	$839.8
Long-term debt	3,576.0	3,156.3
Other noncurrent liabilities	782.0	638.9
Members' equity	3,325.2	3,093.3
Total liabilities and members' equity	$8,303.7	$7,728.3

NOTE 20—SEGMENT INFORMATION

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

06/30/2026 Form 10-Q	33	WEC Energy Group, Inc.

provided to customers through electric, natural gas, and renewable operations. See Note 4, Operating Revenues, for more information on disaggregation of operating revenues, including intercompany eliminations. The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies, in our 2025 Annual Report on Form 10-K.

At June 30, 2026, we reported six segments, which are described below. All of our operations are located within the United States.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

•The Illinois segment includes the natural gas utility operations of PGL and NSG.

•The other states segment includes the natural gas utility operations of MERC and MGU and the non-utility operations of MERC.

•The electric transmission segment includes our approximate 60% ownership interest in ATC, a for-profit, transmission-only company regulated by the FERC for cost of service and certain state regulatory commissions for routing and siting of transmission projects, and our approximate 75% ownership interest in ATC Holdco, which was formed to invest in transmission-related projects outside of ATC's traditional footprint. See Note 19, Investment in Transmission Affiliates, for more information on ATC and ATC Holdco.

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

06/30/2026 Form 10-Q	34	WEC Energy Group, Inc.

The following tables show summarized financial information related to our reportable segments for the three and six months ended June 30, 2026 and 2025:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2026
External revenues	$1,621.5	$262.2	$84.3	$1,968.0	$—	$94.1	$—	$—	$2,062.1
Intersegment revenues	—	—	—	—	—	121.5	—	(121.5)	—
Fuel and purchased power	383.7	—	—	383.7	—	—	—	—	383.7
Cost of natural gas sold	114.4	32.5	34.2	181.1	—	0.8	—	(10.0)	171.9
Other operation and maintenance	459.9	106.9	24.1	590.9	—	28.1	2.0	(3.9)	617.1
Depreciation and amortization	268.1	66.4	13.1	347.6	—	60.7	5.7	(29.1)	384.9
Property and revenue taxes	48.5	11.3	6.7	66.5	—	5.1	0.1	—	71.7
Equity in earnings of transmission affiliates	—	—	—	—	62.6	—	—	—	62.6
Other income, net (1)	52.2	2.0	0.3	54.5	—	0.7	15.3	(9.0)	61.5
Interest expense	161.8	19.8	4.9	186.5	4.0	30.9	95.0	(87.5)	228.9
Income tax expense (benefit)	28.8	7.8	0.4	37.0	14.4	(29.5)	5.1	—	27.0
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net income attributed to noncontrolling interests	—	—	—	—	—	(1.5)	—	—	(1.5)
Net income (loss) attributed to common shareholders	$208.2	$19.5	$1.2	$228.9	$44.2	$118.7	$(92.6)	$—	$299.2

Other Segment Disclosures
Three Months Ended June 30, 2026
Capital expenditures and asset acquisitions	$1,115.8	$92.6	$32.5	$1,240.9	$—	$19.6	$4.5	$—	$1,265.0
Balance at June 30, 2026
Equity method investments	19.1	—	—	19.1	2,420.7	—	58.0	—	2,497.8
Total assets (2)	35,352.5	7,945.2	1,684.4	44,982.1	2,423.9	7,714.8	1,290.3	(3,660.7)	52,750.4

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at June 30, 2026 reflect an elimination of $2,573.2 million for all lease activity between We Power and WE.

06/30/2026 Form 10-Q	35	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended June 30, 2025
External revenues	$1,587.2	$270.6	$82.3	$1,940.1	$—	$69.4	$—	$—	$2,009.5
Intersegment revenues	—	—	—	—	—	120.0	—	(120.0)	—
Fuel and purchased power	391.8	—	—	391.8	—	—	—	—	391.8
Cost of natural gas sold	128.4	29.5	30.0	187.9	—	1.3	—	(10.5)	178.7
Other operation and maintenance	416.0	112.4	23.9	552.3	—	50.9	(3.1)	(3.9)	596.2
Depreciation and amortization	250.2	64.8	12.3	327.3	—	60.8	5.6	(24.8)	368.9
Property and revenue taxes	44.5	12.8	6.8	64.1	—	4.9	—	—	69.0
Equity in earnings of transmission affiliates	—	—	—	—	51.9	—	—	—	51.9
Other income, net (1)	19.8	2.3	0.1	22.2	—	0.7	11.6	(8.0)	26.5
Interest expense	157.9	22.1	4.7	184.7	4.9	31.5	88.5	(88.8)	220.8
Income tax expense (benefit)	35.5	8.7	1.2	45.4	11.4	(38.9)	1.6	—	19.5
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	2.7	—	—	2.7
Net income (loss) attributed to common shareholders	$182.4	$22.6	$3.5	$208.5	$35.6	$82.3	$(81.0)	$—	$245.4

Other Segment Disclosures
Three Months Ended June 30, 2025
Capital expenditures and asset acquisitions	$699.5	$71.6	$37.2	$808.3	$—	$17.5	$3.6	$—	$829.4
Balance at June 30, 2025
Equity method investments	16.8	—	—	16.8	2,200.1	—	67.7	—	2,284.6
Total assets (2)	31,314.9	7,989.9	1,624.4	40,929.2	2,201.0	7,812.7	1,234.2	(3,652.8)	48,524.3

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at June 30, 2025 reflect an elimination of $2,629.4 million for all lease activity between We Power and WE.

06/30/2026 Form 10-Q	36	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2026
External revenues	$3,959.8	$1,011.9	$341.6	$5,313.3	$—	$183.0	$—	$—	$5,496.3
Intersegment revenues	—	—	—	—	—	243.3	—	(243.3)	—
Fuel and purchased power	833.5	—	—	833.5	—	—	—	—	833.5
Cost of natural gas sold	637.4	307.7	185.9	1,131.0	—	5.2	—	(23.1)	1,113.1
Other operation and maintenance	910.1	221.1	53.6	1,184.8	—	48.6	(2.1)	(5.5)	1,225.8
Depreciation and amortization	530.8	132.3	26.2	689.3	—	121.4	10.9	(56.9)	764.7
Property and revenue taxes	99.8	22.3	13.7	135.8	—	10.5	0.1	—	146.4
Equity in earnings of transmission affiliates	—	—	—	—	122.1	—	—	—	122.1
Other income, net (1)	95.3	4.1	0.3	99.7	—	1.2	25.6	(16.8)	109.7
Interest expense	324.1	42.2	10.2	376.5	7.9	60.6	187.0	(174.6)	457.4
Income tax expense (benefit)	102.5	82.0	13.5	198.0	28.1	(61.0)	(85.0)	—	80.1
Preferred stock dividends of subsidiary	0.6	—	—	0.6	—	—	—	—	0.6
Net income attributed to noncontrolling interests	—	—	—	—	—	(2.9)	—	—	(2.9)
Net income (loss) attributed to common shareholders	$616.3	$208.4	$38.8	$863.5	$86.1	$239.3	$(85.3)	$—	$1,103.6

Other Segment Disclosures
Capital expenditures and asset acquisitions	$1,832.1	$148.5	$44.7	$2,025.3	$—	$46.6	$11.0	$—	$2,082.9

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

06/30/2026 Form 10-Q	37	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Six Months Ended June 30, 2025
External revenues	$3,647.1	$1,058.9	$309.4	$5,015.4	$—	$143.6	$—	$—	$5,159.0
Intersegment revenues	—	—	—	—	—	240.1	—	(240.1)	—
Fuel and purchased power	782.1	—	—	782.1	—	—	—	—	782.1
Cost of natural gas sold	506.9	317.7	147.6	972.2	—	5.8	—	(23.9)	954.1
Other operation and maintenance	831.1	259.3	52.6	1,143.0	—	73.0	(6.3)	(5.5)	1,204.2
Depreciation and amortization	493.8	129.2	24.5	647.5	—	119.0	11.0	(48.7)	728.8
Property and revenue taxes	90.5	33.2	13.3	137.0	—	10.3	0.1	—	147.4
Equity in earnings of transmission affiliates	—	—	—	—	105.5	—	—	—	105.5
Other income, net (1)	37.4	4.4	0.2	42.0	—	1.4	16.6	(15.4)	44.6
Interest expense	319.7	45.3	9.0	374.0	9.7	62.1	175.4	(177.4)	443.8
Income tax expense (benefit)	117.5	77.9	16.0	211.4	23.3	(74.5)	(80.0)	—	80.2
Preferred stock dividends of subsidiary	0.6	—	—	0.6	—	—	—	—	0.6
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.7	—	—	1.7
Net income (loss) attributed to common shareholders	$542.3	$200.7	$46.6	$789.6	$72.5	$191.1	$(83.6)	$—	$969.6

Other Segment Disclosures
Capital expenditures and asset acquisitions	$1,316.4	$125.4	$55.0	$1,496.8	$—	$432.1	$7.7	$—	$1,936.6

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

06/30/2026 Form 10-Q	38	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	June 30, 2026	December 31, 2025
Assets
Other current assets (restricted cash)	$1.5	$2.0
Regulatory assets	63.6	67.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.4	9.3
Accounts payable	—	0.1
Other current liabilities (accrued interest)	0.1	0.1
Long-term debt	62.8	67.4

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At June 30, 2026 and December 31, 2025, our equity investment in ATC was $2,398.1 million and $2,256.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At June 30, 2026 and December 31, 2025, our equity investment in ATC Holdco was $22.6 million and $23.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

See Note 19, Investment in Transmission Affiliates, for more information, including any significant assets and liabilities related to ATC and ATC Holdco recorded on our balance sheets.

06/30/2026 Form 10-Q	39	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of June 30, 2026, including those of our subsidiaries, were approximately $11.7 billion.

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

Federal Deregulatory Actions

In March 2025, the EPA announced a large-scale deregulatory effort that will likely take multiple years to complete. Of the proposed deregulatory actions, those that apply to us include actions impacting the Good Neighbor Rule, MATS, the PM2.5 Standard, the GHG Power Plant Rule, the Mandatory Greenhouse Gas Reporting Rule, the ELG, and the CCR Rule. The EPA has initiated various deregulatory actions. These and any future actions require formal rulemaking proceedings and have been, and future actions are likely to be, subject to legal challenges. We continue to monitor and evaluate these deregulatory actions for potential risks and benefits.

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

06/30/2026 Form 10-Q	40	WEC Energy Group, Inc.

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

In November 2025, the EPA filed a motion in the litigation pending in the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The court issued an order on June 26, 2026, denying the EPA's motion. The 2024 PM2.5 Standard therefore remains in effect. Previously, in April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to implement the 2024 PM2.5 Standard and make nonattainment designations. The litigation is ongoing. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

06/30/2026 Form 10-Q	41	WEC Energy Group, Inc.

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

Our capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018. We expect to retire approximately 900 MWs of additional coal-fired generation by the end of 2031. As part of our capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, and continue to evaluate the conversion of both units to natural gas. See Note 7, Property, Plant, and Equipment, for more information related to our planned power plant retirements. We have a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. We expect to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. As part of our path toward this goal, we started implementing co-firing with natural gas at the ERGS coal-fired units and at Weston Unit 4 in 2025. We expect to use coal only as a backup fuel by the end of 2030 and to be in a position to eliminate coal as an energy source by the end of 2032.

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

06/30/2026 Form 10-Q	42	WEC Energy Group, Inc.

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

When the deadline extension rule was proposed, the EPA also solicited public comments related to the economic achievability and technical availability of ZLD technologies. Additional ELG rulemaking is anticipated that may lead to substantive changes to the ZLD technology-based requirements established in the 2024 ELG Rule. Another proposed ELG rule was published in May 2026, to address CRL treatment requirements. As currently written, the proposed rule confirms that CRL from our Company's landfills is not subject to the limitations in the 2024 ELG Rule.

In addition, numerous parties have challenged the 2024 ELG Rule through litigation in SWEPCO v. U.S. EPA pending in the United States Court of Appeals for the Eighth Circuit, which has been held in abeyance since February 2025. The 2025 deadline extension rule is also being challenged in the United States Court of Appeals for the Second Circuit. The 2024 ELG Rule, as well as the deadline extension rule, remain in effect during the pendency of the legal challenges. The outcome of these cases may affect our compliance plans.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	June 30, 2026	December 31, 2025
Regulatory assets	$545.6	$566.0
Reserves for future environmental remediation	466.2	484.1

06/30/2026 Form 10-Q	43	WEC Energy Group, Inc.

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

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Six Months Ended June 30
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$443.9	$429.2
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	245.4	153.9
Common stock issued for stock-based compensation plans	4.2	3.2
Liabilities accrued for software licensing agreements	2.6	20.7
Decrease in receivables related to property damage insurance proceeds	—	(1.4)

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$50.0	$27.6
Restricted cash included in other current assets	17.7	9.1
Restricted cash included in other long-term assets	28.2	34.2
Cash, cash equivalents, and restricted cash	$95.9	$70.9

Our restricted cash primarily consisted of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans.

06/30/2026 Form 10-Q	44	WEC Energy Group, Inc.

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

NOTE 24—REGULATORY ENVIRONMENT

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

A PSCW decision is expected in the fourth quarter of 2026.

06/30/2026 Form 10-Q	45	WEC Energy Group, Inc.

Very Large Customer and Bespoke Resources Tariffs

In March 2025, WE filed an application with the PSCW requesting approval to implement a VLC Tariff and a Bespoke Resources Tariff. The PSCW issued a final written order approving the tariffs, with modifications (including to the credit support criteria and collateral provisions), on May 21, 2026. Under these inter-connected tariffs, VLCs (customers with new demand exceeding 100 MWs, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and operating and transmission costs allocated to their usage. The tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs work in tandem as VLCs are required to sign a service agreement and subscribe to a portion of one or more "Bespoke Resources," including renewable generation facilities, battery storage, natural gas generation units, and PPAs. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources Tariff will be effective for the depreciable life of a company-owned generation resource, except for wind and solar resources which will have a term of 20 years, or the duration of any PPAs that will be utilized as a Bespoke Resource. The ROE, which may range from 10.48% to 10.98% as agreed upon with the customer, and the equity ratio of 57% will both be fixed for the entire term of the agreement. The revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

On June 10, 2026, WE, along with two intervenors, filed a petition for rehearing with the PSCW requesting reconsideration and modification to the credit support criteria and collateral provisions in the May 21, 2026 order. The PSCW did not take action on the petition within the allowed 30-day time period so it is deemed denied by operation of law. A VLC has filed a petition for review of the VLC tariff's credit support and collateral requirements in the Wisconsin Circuit Court.

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

The Peoples Gas Light and Coke Company and North Shore Gas Company

2026 Rate Application

In January 2026, PGL and NSG filed requests with the ICC to increase their natural gas base rates. Subsequent to the initial filing, PGL and NSG made various concessions, compromises, and adjustments to their capital plans that reduced their initial requests by $57.3 million and $4.0 million, respectively. PGL and NSG are currently requesting rate increases of $144.0 million (14.6%) and $8.7 million (8.4%), respectively. The requested rate increases are primarily driven by capital investments made to strengthen the safety and reliability of each utility’s natural gas distribution system. PGL's rate request includes the estimated revenue requirements associated with its PRP projects. As discussed below, projects completed under PGL's PRP are to meet the ICC's directive to retire all cast and ductile iron pipe that has a diameter under 36 inches by January 1, 2035. PGL's rate request includes the revenue requirements associated with approximately $349 million of capital investments planned under its PRP in 2027. Higher operating costs, driven by inflation, and increases in the cost of capital, also drove the requested rate increases. Both companies are requesting an ROE of 10.10% and a common equity component average of 54.0%.

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

06/30/2026 Form 10-Q	46	WEC Energy Group, Inc.

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

In accordance with the November 2023 rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and a prudent investment level for replacing aging natural gas infrastructure. In February 2025, the ICC issued an order setting expectations for PGL's prospective operations. The ICC directed PGL to focus on retiring all cast and ductile iron pipes that have a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. PGL is working to retire this cast and ductile iron pipe through its PRP. Costs incurred under the PRP will be evaluated for prudency by the ICC in future rate cases. In addition, the program will be overseen by a safety monitor hired by the ICC. As discussed above, PGL initiated a general rate case proceeding in January 2026, which we anticipate will provide further regulatory clarity before we significantly increase our spend associated with the PRP.

Illinois Riders

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC.

In May 2026, the ICC issued a final written order approving a settlement agreement PGL and NSG entered into with the Illinois Attorney General and ICC staff that resolved all open proceedings related to the 2019 through 2023 annual reconciliations of the UEA rider. Under the terms of the settlement, PGL and NSG will refund $49.0 million and $1.0 million, respectively, to customers as bill credits over a period of three years between 2026 and 2028. Half of the refunds will be credited to customers in 2026, and 25% will be refunded in each of 2027 and 2028. PGL and NSG will begin refunding amounts in the fourth quarter of 2026. As a result of this agreement, we recorded a $50.0 million reduction to revenues during the fourth quarter of 2025.

Qualifying Infrastructure Plant Rider

In July 2013, Illinois Public Act 98-0057, The Natural Gas Consumer, Safety & Reliability Act, became law. This law provided natural gas utilities with a cost recovery mechanism that allows collection, through a surcharge on customer bills, of prudently incurred costs

06/30/2026 Form 10-Q	47	WEC Energy Group, Inc.

to upgrade Illinois natural gas infrastructure. In January 2014, the ICC approved a QIP rider for PGL, which was in effect until December 1, 2023. As discussed above, PGL has returned to the traditional rate-making process for recovery of these costs, and they are now included in PGL's base rates.

Costs previously incurred under PGL's QIP rider were still subject to an annual reconciliation whereby such costs were reviewed for accuracy and prudency by the ICC. In August 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL subsequently filed a petition with the Illinois Appellate Court for review of the ICC's August 2024 order; however, in connection with the settlement agreement discussed below, in June 2026, PGL, the ICC, and the Illinois Attorney General filed a joint motion to dismiss the appeal with prejudice, which was granted by the court.

In May 2026, the ICC issued a final written order approving a settlement agreement PGL entered into with the Illinois Attorney General, ICC staff, and the Illinois Citizens Utility Board that resolved all remaining open annual reconciliation proceedings from 2017 through 2023 related to the QIP rider. Under the terms of the settlement, PGL agreed to permanently remove $130.0 million of qualified infrastructure investment costs from rate base starting in 2027 and to refund $75.0 million to customers as bill credits over a period of three years between 2026 and 2028. As a result of this agreement, we recorded a $155.0 million charge to income during the fourth quarter of 2025. The charge was recorded as a $130.0 million impairment to PGL's net property, plant, and equipment and a $25.0 million reduction to revenues. The total of the rate base reduction and the obligation to refund amounts to customers through bill credits recorded on our balance sheet at June 30, 2026 is $205.0 million. This includes the $155.0 million charge to income recorded during the fourth quarter of 2025 and a $50.0 million charge to income recorded in years prior to 2025. PGL will begin refunding amounts to customers in the fourth quarter of 2026, with $25.0 million being refunded in each of the three years starting in 2026 through 2028.

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

Renegade achieved commercial operation in March 2026. The estimated cost of Renegade is approximately $226 million. As UMERC's proposal to recover the annual revenue requirement of Renegade through a renewable energy surcharge was denied, UMERC subsequently filed a request for deferral accounting treatment. In April 2026, the MPSC issued an order authorizing UMERC to defer all of the costs associated with owning and operating Renegade. The costs will be reviewed for recovery in a future proceeding.

06/30/2026 Form 10-Q	48	WEC Energy Group, Inc.

NOTE 25—OTHER INCOME, NET

Total other income, net was as follows for the three and six months ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2026	2025	2026	2025
AFUDC-Equity	$50.8	$21.3	$94.8	$38.6
Gains from investments held in rabbi trust	6.1	4.1	4.7	3.3
Interest income	3.1	1.0	4.2	4.3
Earnings (losses) from equity method investments (1)	0.3	(0.3)	2.6	(2.9)
Other, net	1.2	0.4	3.4	1.3
Other income, net	$61.5	$26.5	$109.7	$44.6

(1)    Amounts do not include equity earnings of transmission affiliates as those earnings are shown as a separate line item on the income statements.

NOTE 26—NEW ACCOUNTING PRONOUNCEMENTS

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. The amendments are effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. We are currently evaluating the impact this guidance may have on our financial statements and related disclosures.

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

06/30/2026 Form 10-Q	49	WEC Energy Group, Inc.

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

Supporting Economic Growth Within Our Communities

Economic growth continues in our Wisconsin service territories. Companies are investing in major projects, including data centers and modern manufacturing facilities. We anticipate electric demand growth in the years ahead from these economic developments. Microsoft has announced plans to invest over $20 billion in data centers in southeastern Wisconsin over the next several years, and we expect up to 2.6 GWs of load growth in the Milwaukee-to-Chicago corridor through 2030. The first phase of the project went into service in April 2026. Additionally, Vantage Data Centers is developing a large data center campus in Port Washington that is forecasted to add 1.3 GWs of demand through 2030. This site has the potential to add an incremental 2.2 GWs, for a total of up to 3.5 GWs over time. We are working closely with these large customers to provide power to meet this substantial projected demand. In May 2026, the PSCW approved new VLC and Bespoke Resources tariffs, which specifically address the unique needs of VLCs while protecting our other customers and shareholders. Subsequent to its approval, Microsoft entered into a service agreement to obtain service under the VLC tariff. See Note 24, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

To meet the forecasted electric demand growth in the years ahead, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. Our capital plan addresses that demand with a range of planned investments in natural gas-fired generation, renewables, and battery storage. We plan on investing approximately $6.1 billion from 2026 to 2030 in efficient natural gas-fired generation and related infrastructure, including:

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

We expect to invest approximately $12.6 billion from 2026 to 2030 in regulated renewable energy in Wisconsin. Our plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments:

•3,850 MWs of utility-scale solar;
•2,130 MWs of battery storage; and
•555 MWs of wind.

06/30/2026 Form 10-Q	50	WEC Energy Group, Inc.

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

As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units and at Weston Unit 4. We and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2029, but continue to evaluate the conversion of both units to natural gas. Additionally, we have retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle Power Plant, and the 2018 retirements of the Pleasant Prairie power plant, the J.P. Pulliam Generating power plant, and the jointly-owned Edgewater Generating Station Unit 4. We expect to retire approximately 900 MWs of additional coal-fired generation by the end of 2031, which includes the planned retirements of OCPP Units 7 and 8 and Weston Unit 3. See Note 7, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8.

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

•PGL had been working to replace old iron pipes and facilities in Chicago’s natural gas delivery system with modern polyethylene pipes to reinforce the long-term safety and reliability of the system. In November 2023, the ICC ordered PGL to pause spending on these projects until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In February 2025, the ICC issued an order setting expectations for PGL's prospective retirement of its aging natural gas infrastructure. The ICC directed PGL to focus on retiring all cast and ductile iron pipes that have a diameter of less than 36 inches by January 1, 2035. PGL is working to retire this cast and ductile iron pipe through its PRP. For more information, see Note 24, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceeding – Replacement of Aging Natural Gas Infrastructure.

•Our capital plan includes $2.9 billion of investments in battery energy storage systems from 2026 to 2030, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

06/30/2026 Form 10-Q	51	WEC Energy Group, Inc.

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

Our planned investment focus from 2026 to 2030 is in our regulated utilities and our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $33.4 billion from 2026 to 2030. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $4.1 billion. For additional information regarding projects included in our $37.5 billion capital plan, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

06/30/2026 Form 10-Q	52	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2026

Consolidated Earnings

The following table compares our consolidated results for the second quarter of 2026 with the second quarter of 2025, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended June 30
(in millions, except per share data)	2026	2025	B (W)
Wisconsin	$208.2	$182.4	$25.8
Illinois	19.5	22.6	(3.1)
Other states	1.2	3.5	(2.3)
Electric transmission	44.2	35.6	8.6
Non-utility energy infrastructure	118.7	82.3	36.4
Corporate and other	(92.6)	(81.0)	(11.6)
Net income attributed to common shareholders	$299.2	$245.4	$53.8

Diluted EPS	$0.91	$0.76	$0.15

Earnings increased $53.8 million during the second quarter of 2026, compared with the same quarter in 2025. The $53.8 million increase in earnings was driven by:

•A $36.4 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by higher operating income at WECI, reflecting improved market conditions, lower operating costs, and lower losses from storm damage.

•A $25.8 million increase in net income attributed to common shareholders at the Wisconsin segment, primarily due to higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense.

These increases in earnings were partially offset by an $11.6 million increase in the net loss attributed to common shareholders at the corporate and other segment, driven by an increase in an interim income tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. Higher interest expense also contributed to the increase in the net loss attributed to common shareholders.

06/30/2026 Form 10-Q	53	WEC Energy Group, Inc.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $208.2 million during the second quarter of 2026, representing a $25.8 million, or 14.1%, increase over the same quarter in 2025. The increase in earnings was primarily due to higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense.

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,621.5	$1,587.2	$34.3

Operating expenses
Cost of sales (1)	498.1	520.2	22.1
Other operation and maintenance	459.9	416.0	(43.9)
Depreciation and amortization	268.1	250.2	(17.9)
Property and revenue taxes	48.5	44.5	(4.0)
Operating income	346.9	356.3	(9.4)

Other income, net	52.2	19.8	32.4
Interest expense	161.8	157.9	(3.9)
Income before income taxes	237.3	218.2	19.1

Income tax expense	28.8	35.5	6.7
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$208.2	$182.4	$25.8

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

06/30/2026 Form 10-Q	54	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$183.3	$177.1	$(6.2)
Transmission (1)	163.0	147.0	(16.0)
Regulatory amortizations and other pass through expenses (2)	83.6	61.2	(22.4)
We Power (3)	30.8	32.5	1.7
Earnings sharing mechanisms	(0.8)	(1.8)	(1.0)
Total other operation and maintenance	$459.9	$416.0	$(43.9)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the second quarter of 2026 and 2025, $194.5 million and $159.9 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the second quarter of 2026 and 2025, $30.1 million and $32.9 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	2,536.3	2,564.5	(28.2)
Small commercial and industrial (1)	3,132.9	3,138.7	(5.8)
Large commercial and industrial (1)	3,292.6	3,003.1	289.5
Other	22.7	24.9	(2.2)
Total retail (1)	8,984.5	8,731.2	253.3
Wholesale	395.1	417.7	(22.6)
Resale	770.4	1,507.1	(736.7)
Total sales in MWh (1)	10,150.0	10,656.0	(506.0)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	137.6	155.3	(17.7)
Commercial and industrial	97.2	109.1	(11.9)
Total retail	234.8	264.4	(29.6)
Transportation	311.7	303.1	8.6
Total sales in therms	546.5	567.5	(21.0)

06/30/2026 Form 10-Q	55	WEC Energy Group, Inc.

	Three Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
WE and WG
Heating (880 Normal)	806	1,013	(20.4)%
Cooling (179 Normal)	134	176	(23.9)%

WPS
Heating (919 Normal)	907	888	2.1%
Cooling (156 Normal)	115	160	(28.1)%

UMERC
Heating (1,170 Normal)	1,116	1,166	(4.3)%
Cooling (87 Normal)	77	102	(24.5)%

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

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Electric revenues	$1,360.2	$1,308.0	$52.2
Natural gas revenues	261.3	279.2	(17.9)
Operating revenues	1,621.5	1,587.2	34.3

Operating expenses
Fuel and purchased power	(383.7)	(391.8)	8.1
Cost of natural gas sold	(114.4)	(128.4)	14.0
Other operation and maintenance (1)	(336.7)	(310.1)	(26.6)
Depreciation and amortization	(268.1)	(250.2)	(17.9)
Property and revenue taxes	(48.5)	(44.5)	(4.0)
Gross margin (GAAP)	470.1	462.2	7.9

Other operation and maintenance (1)	336.7	310.1	26.6
Depreciation and amortization	268.1	250.2	17.9
Property and revenue taxes	48.5	44.5	4.0
Utility margin (non-GAAP)	$1,123.4	$1,067.0	$56.4

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

Gross margin (GAAP) at the Wisconsin segment increased $7.9 million during the second quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $56.4 million during the second quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $44.2 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

•A current return of $10.8 million consisting of carrying costs earned during the construction of certain bespoke resources assigned to our VLCs during the second quarter of 2026. See Note 4, Operating Revenues, for more information.

06/30/2026 Form 10-Q	56	WEC Energy Group, Inc.

These increases in margins were partially offset by a $0.2 million net decrease related to lower sales volumes, driven by a $20.4 million impact from unfavorable spring weather during the second quarter of 2026, compared with the same quarter in 2025. As measured by heating degree days, the second quarter of 2026 was 20.4% warmer than the same quarter in 2025 in the combined WE and WG service area. As measured by cooling degree days, the second quarter of 2026 was 23.9% and 28.1% colder than the same quarter in 2025 in the combined WE and WG service area and the WPS service area, respectively. The margin impact from unfavorable spring weather was substantially offset by a $20.2 million increase in margins related to weather-normalized customer growth, driven by the impact of our VLCs.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $17.9 million increase in depreciation and amortization expense;

•A $16.0 million increase in transmission expense; and

•A $4.0 million increase in property and revenues taxes.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $65.8 million during the second quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $22.4 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $17.9 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $16.0 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $5.4 million increase in benefit expenses, driven by higher deferred compensation and an increase in employees.

•A $4.0 million increase in property and revenue taxes, driven by gross receipt taxes.

Other Income, Net

Other income, net at the Wisconsin segment increased $32.4 million during the second quarter of 2026, compared with the same quarter in 2025, driven by a $29.6 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $3.9 million during the second quarter of 2026, compared with the same quarter in 2025. The increase was primarily due to the impact of long-term debt issuances in 2025 and 2026. Also contributing to the increase was higher average short-term debt balances. These increases were substantially offset by AFUDC-Debt that was $14.1 million higher quarter-over-quarter due to continued capital investment, and the impact of long-term debt maturities in 2025.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $6.7 million during the second quarter of 2026, compared with the same quarter in 2025, driven by:

•A $5.8 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment;

•A $3.2 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

06/30/2026 Form 10-Q	57	WEC Energy Group, Inc.

•A $2.2 million increase in PTCs.

Partially offsetting these favorable income tax variances was higher pre-tax income.

See Note 13, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $19.5 million during the second quarter of 2026, representing a $3.1 million, or 13.7%, decrease over the same quarter in 2025. The decrease in earnings was driven by higher operating expenses, primarily due to an increase in benefit expenses and the quarter-over-quarter impact of a gain on the renegotiation of a lease contract recorded during the second quarter of 2025.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$262.2	$270.6	$(8.4)

Operating expenses
Cost of natural gas sold	32.5	29.5	(3.0)
Other operation and maintenance	106.9	112.4	5.5
Depreciation and amortization	66.4	64.8	(1.6)
Property and revenue taxes	11.3	12.8	1.5
Operating income	45.1	51.1	(6.0)

Other income, net	2.0	2.3	(0.3)
Interest expense	19.8	22.1	2.3
Income before income taxes	27.3	31.3	(4.0)

Income tax expense	7.8	8.7	0.9
Net income attributed to common shareholders	$19.5	$22.6	$(3.1)
The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in the line items below	$84.8	$78.4	$(6.4)
Riders (1)	22.0	33.3	11.3
Regulatory amortizations (1)	0.1	0.7	0.6
Total other operation and maintenance	$106.9	$112.4	$5.5

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	104.2	122.6	(18.4)
Commercial and industrial	39.5	41.2	(1.7)
Total retail	143.7	163.8	(20.1)
Transportation	117.0	132.6	(15.6)
Total sales in therms	260.7	296.4	(35.7)

06/30/2026 Form 10-Q	58	WEC Energy Group, Inc.

	Three Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (688 Normal)	564	698	(19.2)%

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

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$262.2	$270.6	$(8.4)

Operating expenses
Cost of natural gas sold	(32.5)	(29.5)	(3.0)
Other operation and maintenance (1)	(60.8)	(63.3)	2.5
Depreciation and amortization	(66.4)	(64.8)	(1.6)
Property and revenue taxes	(11.3)	(12.8)	1.5
Gross margin (GAAP)	91.2	100.2	(9.0)

Other operation and maintenance (1)	60.8	63.3	(2.5)
Depreciation and amortization	66.4	64.8	1.6
Property and revenue taxes	11.3	12.8	(1.5)
Utility margin (non-GAAP)	$229.7	$241.1	$(11.4)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment decreased $9.0 million during the second quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) decreased $11.4 million during the second quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•An $11.3 million decrease in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

•A $1.5 million decrease in revenues associated with the invested capital tax adjustment rider, which was offset in property and revenue taxes and therefore does not have a significant impact on net income. The invested capital tax adjustment rider is a mechanism that allows us to recover or refund the difference between the cost of invested capital tax incurred and the amount collected through base rates.

Additionally, the smaller decrease in gross margin (GAAP) as compared with the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $1.5 million decrease in property and revenue taxes;

•A $0.7 million decrease in costs at the Manlove Gas Storage Field; and

•A partially offsetting $1.6 million increase in depreciation and amortization expense.

06/30/2026 Form 10-Q	59	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment increased $5.9 million, net of the $11.3 million impact of the riders referenced above, during the second quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $2.5 million increase in benefit expense.

•A $2.2 million pre-tax gain on the renegotiation of a lease contract during the second quarter of 2025.

•A $1.6 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

These increases in operating expenses were partially offset by:

•A $1.5 million decrease in property and revenue taxes, driven by the invested capital tax; and

•A $0.7 million decrease in costs at the Manlove Gas Storage Field.

Interest Expense

Interest expense at the Illinois segment decreased $2.3 million during the second quarter of 2026, compared with the same quarter in 2025, driven by both lower short-term debt balances and interest rates and the impact of PGL's Series VV and Series ZZ mortgage bonds redemptions in March 2026. See Note 10, Long-Term Debt, for more information.

Income Tax Expense

Income tax expense at the Illinois segment decreased $0.9 million during the second quarter of 2026, compared with the same quarter in 2025, driven by a decrease in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $1.2 million during the second quarter of 2026, representing a $2.3 million, or 65.7%, decrease over the same quarter in 2025. The lower earnings were driven by a decrease in margins related to lower residential sales volumes and higher depreciation and amortization expense.

06/30/2026 Form 10-Q	60	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$84.3	$82.3	$2.0

Operating expenses
Cost of natural gas sold	34.2	30.0	(4.2)
Other operation and maintenance	24.1	23.9	(0.2)
Depreciation and amortization	13.1	12.3	(0.8)
Property and revenue taxes	6.7	6.8	0.1
Operating income	6.2	9.3	(3.1)

Other income, net	0.3	0.1	0.2
Interest expense	4.9	4.7	(0.2)
Income before income taxes	1.6	4.7	(3.1)

Income tax expense	0.4	1.2	0.8
Net income attributed to common shareholders	$1.2	$3.5	$(2.3)

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line item below	$18.9	$19.2	$0.3
Regulatory amortizations and other pass through expenses (1)	5.2	4.7	(0.5)
Total other operation and maintenance	$24.1	$23.9	$(0.2)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	40.5	42.1	(1.6)
Commercial and industrial	28.0	26.2	1.8
Total retail	68.5	68.3	0.2
Transportation	181.5	168.3	13.2
Total sales in therms	250.0	236.6	13.4

	Three Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
MERC
Heating (942 Normal)	912	892	2.2%

MGU
Heating (770 Normal)	678	817	(17.0)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout their respective service territories.

06/30/2026 Form 10-Q	61	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$84.3	$82.3	$2.0

Operating expenses
Cost of natural gas sold	(34.2)	(30.0)	(4.2)
Other operation and maintenance (1)	(15.6)	(15.0)	(0.6)
Depreciation and amortization	(13.1)	(12.3)	(0.8)
Property and revenue taxes	(6.7)	(6.8)	0.1
Gross margin (GAAP)	14.7	18.2	(3.5)

Other operation and maintenance (1)	15.6	15.0	0.6
Depreciation and amortization	13.1	12.3	0.8
Property and revenue taxes	6.7	6.8	(0.1)
Utility margin (non-GAAP)	$50.1	$52.3	$(2.2)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) decreased $3.5 million during the second quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) decreased $2.2 million during the second quarter of 2026, compared with the same quarter in 2025. Both measures were driven by a $2.6 million decrease in margins related to lower residential sales volumes, including the unfavorable impact of weather at MGU, during the second quarter of 2026, compared with the same quarter in 2025.

Additionally, the larger decrease in gross margin (GAAP) as compared to the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $0.8 million increase in depreciation and amortization expense; and

•A $0.6 million increase in natural gas operations and customer service expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $0.9 million during the second quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in operating expenses were:

•A $0.8 million increase in depreciation and amortization expense related to continued capital investment.

•A $0.8 million increase related to MGU's energy optimization program, which provides rebates, incentives, and energy efficiency education to customers.

•A $0.6 million increase in natural gas operations and customer service expense, driven by increased training costs and additional service maintenance expense.

These increases in operating expenses were partially offset by a $1.6 million positive impact from a settlement payment MGU received during the second quarter of 2026 related to a 2025 natural gas outage in its service territory.

06/30/2026 Form 10-Q	62	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment increased $0.2 million during the second quarter of 2026, compared with the same quarter in 2025, driven by the impact of MERC and MGU issuing long-term debt in April 2025. This increase was partially offset by MERC and MGU long-term debt maturities in May 2025 and lower average short-term debt interest rates.

Income Tax Expense

Income tax expense at the other states segment decreased $0.8 million during the second quarter of 2026, compared with the same quarter in 2025, driven by lower pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Equity in earnings of transmission affiliates	$62.6	$51.9	$10.7
Interest expense	4.0	4.9	0.9
Income before income taxes	58.6	47.0	11.6

Income tax expense	14.4	11.4	(3.0)
Net income attributed to common shareholders	$44.2	$35.6	$8.6

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $10.7 million during the second quarter of 2026, compared with the same quarter in 2025, driven by continued capital investment by ATC.

Interest Expense

Interest expense at the electric transmission segment decreased $0.9 million during the second quarter of 2026, compared with the same quarter in 2025, due to the maturity of long-term debt in December 2025.

Income Tax Expense

Income tax expense at the electric transmission segment increased $3.0 million during the second quarter of 2026, compared with the same quarter in 2025, driven by higher pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating income	$120.9	$71.5	$49.4

Other income, net	0.7	0.7	—
Interest expense	30.9	31.5	0.6
Income before income taxes	90.7	40.7	50.0

Income tax benefit	(29.5)	(38.9)	(9.4)
Net (income) loss attributed to noncontrolling interests	(1.5)	2.7	(4.2)
Net income attributed to common shareholders	$118.7	$82.3	$36.4

06/30/2026 Form 10-Q	63	WEC Energy Group, Inc.

Operating Income

Operating income at the non-utility energy infrastructure segment increased $49.4 million during the second quarter of 2026, compared with the same quarter in 2025, driven by these items at WECI:

•A net $9.9 million positive impact related to lower impairment losses recorded at our Samson I and Delilah I solar facilities in the second quarter of 2026 related to damage incurred associated with various storms.

•An $8.0 million increase in revenue related to lower congestion related costs.

•Recognition of $8.0 million of business interruption insurance proceeds in the second quarter of 2026 related to storms that occurred in 2023 and 2024 at our Samson I solar facility.

•A $6.4 million reduction in operation and maintenance expenses due primarily to having fixed cost full service agreements in place in 2026 compared to the same period in 2025.

•A $6.3 million positive impact related to the receipt of performance payments in the second quarter of 2026.

•A $4.9 million increase in capacity revenues due to strong capacity pricing.

•A $2.9 million increase in PPA revenues due to higher generation and lower curtailments.

In addition to the above items at WECI, there was a $2.3 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $0.6 million during the second quarter of 2026, compared with the same quarter in 2025, primarily due to a lower principal balance, as a result of the semi-annual principal payments on long-term debt. Partially offsetting the decrease was a $1.3 million increase in interest expense due to WECI's issuance of a $100.0 million long-term intercompany note to WEC Energy Group in April 2026. This intercompany interest expense is offset by higher interest income at our corporate and other segment and is eliminated in consolidation.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment decreased $9.4 million during the second quarter of 2026, compared with the same quarter in 2025, primarily due to higher pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended June 30
(in millions)	2026	2025	B (W)
Operating loss	$(7.8)	$(2.5)	$(5.3)

Other income, net	15.3	11.6	3.7
Interest expense	95.0	88.5	(6.5)
Loss before income taxes	(87.5)	(79.4)	(8.1)

Income tax expense	5.1	1.6	(3.5)
Net loss attributed to common shareholders	$(92.6)	$(81.0)	$(11.6)

Operating Loss

The operating loss at the corporate and other segment increased $5.3 million during the second quarter of 2026, compared with the same quarter in 2025, driven by higher benefit expense at WEC Energy Group.

06/30/2026 Form 10-Q	64	WEC Energy Group, Inc.

Other Income, Net

Other income, net at the corporate and other segment increased $3.7 million during the second quarter of 2026, compared with the same quarter in 2025, driven by a $2.0 million increase in the net gains from the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset increases in benefit costs related to certain deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 14, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust. A $1.3 million increase in intercompany interest income from WECI, primarily due to WECI's issuance of a $100.0 million long-term intercompany note to WEC Energy Group in April 2026, also contributed to the increase in other income, net. This intercompany interest income is offset by higher intercompany interest expense at our non-utility energy infrastructure segment and is eliminated in consolidation.

Interest Expense

Interest expense at the corporate and other segment increased $6.5 million during the second quarter of 2026, compared with the same quarter in 2025, due to higher average short-term debt balances.

Income Tax Expense

Income tax expense at the corporate and other segment increased $3.5 million during the second quarter of 2026, compared with the same quarter in 2025. This increase was driven by an $8.3 million increase in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the second quarter of 2026, compared with the same quarter in 2025.

Partially offsetting this increase in income tax expense was:

•A $2.7 million favorable resolution of a prior period tax audit; and

•Higher pre-tax loss.

SIX MONTHS ENDED JUNE 30, 2026

Consolidated Earnings

The following table compares our consolidated results for the six months ended June 30, 2026 with the six months ended June 30, 2025, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Six Months Ended June 30
(in millions, except per share data)	2026	2025	B (W)
Wisconsin	$616.3	$542.3	$74.0
Illinois	208.4	200.7	7.7
Other states	38.8	46.6	(7.8)
Electric transmission	86.1	72.5	13.6
Non-utility energy infrastructure	239.3	191.1	48.2
Corporate and other	(85.3)	(83.6)	(1.7)
Net income attributed to common shareholders	$1,103.6	$969.6	$134.0

Diluted EPS	$3.36	$3.02	$0.34

Earnings increased $134.0 million during the six months ended June 30, 2026, compared with the same period in 2025. The significant factors impacting the $134.0 million increase in earnings were:

•A $74.0 million increase in net income attributed to common shareholders at the Wisconsin segment, primarily due to higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense.

06/30/2026 Form 10-Q	65	WEC Energy Group, Inc.

•A $48.2 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by higher operating income at WECI, reflecting improved market conditions, lower operating costs, and lower losses from storm damage.

•A $13.6 million increase in net income attributed to common shareholders at the electric transmission segment, driven by continued capital investment by ATC.

Expected 2026 Annual Effective Tax Rate

We expect our 2026 annual effective tax rate to be between 6.5% and 7.5%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

06/30/2026 Form 10-Q	66	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $616.3 million during the six months ended June 30, 2026, representing a $74.0 million, or 13.6%, increase over the same period in 2025. The increase in earnings was driven by higher margins from the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense.

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$3,959.8	$3,647.1	$312.7

Operating expenses
Cost of sales (1)	1,470.9	1,289.0	(181.9)
Other operation and maintenance	910.1	831.1	(79.0)
Depreciation and amortization	530.8	493.8	(37.0)
Property and revenue taxes	99.8	90.5	(9.3)
Operating income	948.2	942.7	5.5

Other income, net	95.3	37.4	57.9
Interest expense	324.1	319.7	(4.4)
Income before income taxes	719.4	660.4	59.0

Income tax expense	102.5	117.5	15.0
Preferred stock dividends of subsidiary	0.6	0.6	—
Net income attributed to common shareholders	$616.3	$542.3	$74.0

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$357.3	$357.0	$(0.3)
Transmission (1)	324.2	292.9	(31.3)
Regulatory amortizations and other pass through expenses (2)	168.1	118.8	(49.3)
We Power (3)	62.2	65.1	2.9
Earnings sharing mechanisms	(1.7)	(2.7)	(1.0)
Total other operation and maintenance	$910.1	$831.1	$(79.0)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the six months ended June 30, 2026 and 2025, $358.8 million and $308.8 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the six months ended June 30, 2026 and 2025, $65.0 million and $60.0 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

06/30/2026 Form 10-Q	67	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	5,338.4	5,361.1	(22.7)
Small commercial and industrial (1)	6,340.3	6,323.3	17.0
Large commercial and industrial (1)	6,261.1	5,856.6	404.5
Other	54.3	58.7	(4.4)
Total retail (1)	17,994.1	17,599.7	394.4
Wholesale	835.6	866.5	(30.9)
Resale	1,597.0	2,818.6	(1,221.6)
Total sales in MWh (1)	20,426.7	21,284.8	(858.1)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Six Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	663.6	703.1	(39.5)
Commercial and industrial	414.5	442.2	(27.7)
Total retail	1,078.1	1,145.3	(67.2)
Transportation	731.1	731.2	(0.1)
Total sales in therms	1,809.2	1,876.5	(67.3)

	Six Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
WE and WG
Heating (4,094 Normal)	3,959	4,296	(7.8)%
Cooling (179 Normal)	134	176	(23.9)%

WPS
Heating (4,511 Normal)	4,474	4,414	1.4%
Cooling (156 Normal)	115	160	(28.1)%

UMERC
Heating (5,083 Normal)	4,985	5,080	(1.9)%
Cooling (87 Normal)	77	102	(24.5)%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from the National Oceanic and Atmospheric Administration weather stations within each company's respective service territories.

06/30/2026 Form 10-Q	68	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Electric revenues	$2,803.5	$2,631.6	$171.9
Natural gas revenues	1,156.3	1,015.5	140.8
Operating revenues	3,959.8	3,647.1	312.7

Operating expenses
Fuel and purchased power	(833.5)	(782.1)	(51.4)
Cost of natural gas sold	(637.4)	(506.9)	(130.5)
Other operation and maintenance (1)	(649.6)	(604.7)	(44.9)
Depreciation and amortization	(530.8)	(493.8)	(37.0)
Property and revenue taxes	(99.8)	(90.5)	(9.3)
Gross margin (GAAP)	1,208.7	1,169.1	39.6

Other operation and maintenance (1)	649.6	604.7	44.9
Depreciation and amortization	530.8	493.8	37.0
Property and revenue taxes	99.8	90.5	9.3
Utility margin (non-GAAP)	$2,488.9	$2,358.1	$130.8

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

Gross margin (GAAP) at the Wisconsin segment increased $39.6 million during the six months ended June 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) increased $130.8 million during the six months ended June 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $117.7 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026.

•A current return of $15.1 million consisting of carrying costs earned during the construction of certain bespoke resources assigned to our VLCs during the six months ended June 30, 2026.

These increases in margins were partially offset by a $7.2 million net decrease related to lower sales volumes, driven by a $28.9 million impact from unfavorable weather during the six months ended June 30, 2026, compared with the same period in 2025. As measured by heating degree days, the six months ended June 30, 2026 were 7.8% warmer than the same period in 2025 in the combined WE and WG service area. As measured by cooling degree days, the six months ended June 30, 2026 were 23.9% and 28.1% colder than the same period in 2025 in the combined WE and WG service area and the WPS service area, respectively. The margin impact from unfavorable weather was partially offset by a $21.7 million increase in margins related to weather-normalized customer growth, driven by the impact of our VLCs.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $37.0 million increase in depreciation and amortization expense;

•A $31.3 million increase in transmission expense; and

•A $9.3 million increase in property and revenues taxes.

06/30/2026 Form 10-Q	69	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $125.3 million during the six months ended June 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other operating expenses were:

•A $49.3 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $37.0 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $31.3 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $9.3 million increase in property and revenue taxes, driven by gross receipt taxes.

Other Income, Net

Other income, net at the Wisconsin segment increased $57.9 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by a $56.4 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $4.4 million during the six months ended June 30, 2026, compared with the same period in 2025. The increase was primarily due to the impact of long-term debt issuances in 2025 and 2026. Also contributing to the increase was higher average short-term debt balances. These increases were substantially offset by AFUDC-Debt that was $25.4 million higher year-over-year due to continued capital investment, and the impact of long-term debt maturities in 2025.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $15.0 million during the six months ended June 30, 2026, compared with the same period in 2025. This decrease was driven by:

•A $13.8 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment;

•A $7.9 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

•A $6.9 million increase in PTCs.

Partially offsetting these favorable income tax variances was higher pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $208.4 million during the six months ended June 30, 2026, representing a $7.7 million, or 3.8%, increase over the same period in 2025. The increase was driven by lower operating expenses, primarily due to the positive impact from a gain on the sale of certain real estate at PGL during the six months ended June 30, 2026. See Note 3, Disposition, for more information.

06/30/2026 Form 10-Q	70	WEC Energy Group, Inc.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,011.9	$1,058.9	$(47.0)

Operating expenses
Cost of natural gas sold	307.7	317.7	10.0
Other operation and maintenance	221.1	259.3	38.2
Depreciation and amortization	132.3	129.2	(3.1)
Property and revenue taxes	22.3	33.2	10.9
Operating income	328.5	319.5	9.0

Other income, net	4.1	4.4	(0.3)
Interest expense	42.2	45.3	3.1
Income before income taxes	290.4	278.6	11.8

Income tax expense	82.0	77.9	(4.1)
Net income attributed to common shareholders	$208.4	$200.7	$7.7

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in the line items below	$152.9	$161.8	$8.9
Riders (1)	67.6	96.2	28.6
Regulatory amortizations (1)	0.4	1.3	0.9
Other	0.2	—	(0.2)
Total other operation and maintenance	$221.1	$259.3	$38.2

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	508.3	534.2	(25.9)
Commercial and industrial	191.0	194.6	(3.6)
Total retail	699.3	728.8	(29.5)
Transportation	419.7	457.4	(37.7)
Total sales in therms	1,119.0	1,186.2	(67.2)

	Six Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (3,752 Normal)	3,488	3,740	(6.7)%

(1)Normal heating degree days are based on a 12-year moving average of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout our Illinois service territories.

06/30/2026 Form 10-Q	71	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Illinois segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,011.9	$1,058.9	$(47.0)

Operating expenses
Cost of natural gas sold	(307.7)	(317.7)	10.0
Other operation and maintenance (1)	(114.4)	(121.0)	6.6
Depreciation and amortization	(132.3)	(129.2)	(3.1)
Property and revenue taxes	(22.3)	(33.2)	10.9
Gross margin (GAAP)	435.2	457.8	(22.6)

Other operation and maintenance (1)	114.4	121.0	(6.6)
Depreciation and amortization	132.3	129.2	3.1
Property and revenue taxes	22.3	33.2	(10.9)
Utility margin (non-GAAP)	$704.2	$741.2	$(37.0)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment decreased $22.6 million during the six months ended June 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) decreased $37.0 million during the six months ended June 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $28.6 million decrease in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

•A $10.8 million decrease in revenues associated with the invested capital tax adjustment rider, which was offset in property and revenue taxes and therefore does not have a significant impact on net income. The invested capital tax adjustment rider is a mechanism that allows us to recover or refund the difference between the cost of invested capital tax incurred and the amount collected through base rates.

Additionally, the smaller decrease in gross margin (GAAP) as compared with the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $10.9 million decrease in property and revenue taxes;

•A $4.4 million decrease in natural gas distribution and maintenance costs; and

•A partially offsetting $3.1 million increase in depreciation and amortization expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $17.4 million, net of the $28.6 million impact of the riders referenced in the table above, during the six months ended June 30, 2026, compared with the same period in 2025. The significant factors impacting the decrease in other operating expenses were:

•An $11.9 million gain related to the sale of certain real estate owned by PGL during the six months ended June 30, 2026. See Note 3, Disposition, for more information.

•A $10.9 million decrease in property and revenue taxes, driven by the invested capital tax.

06/30/2026 Form 10-Q	72	WEC Energy Group, Inc.

•A $4.4 million decrease in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

These decreases in operating expenses were partially offset by:

•A $3.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $2.9 million increase in benefit expense.

•A $2.2 million pre-tax gain on the renegotiation of a lease contract during the six months ended June 30, 2025.

Interest Expense

Interest expense at the Illinois segment decreased $3.1 million during the six months ended June 30, 2026, compared with the same period in 2025, due to lower average short-term debt balances, lower short-term debt interest rates, and the impact of PGL's Series VV and Series ZZ mortgage bonds redemptions in March 2026.

Income Tax Expense

Income tax expense at the Illinois segment increased $4.1 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $38.8 million during the six months ended June 30, 2026, representing a $7.8 million, or 16.7%, decrease over the same period in 2025. The lower earnings were driven by a decrease in margins related to lower residential sales volumes, along with an increase in depreciation and amortization expense and higher interest expense.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$341.6	$309.4	$32.2

Operating expenses
Cost of natural gas sold	185.9	147.6	(38.3)
Other operation and maintenance	53.6	52.6	(1.0)
Depreciation and amortization	26.2	24.5	(1.7)
Property and revenue taxes	13.7	13.3	(0.4)
Operating income	62.2	71.4	(9.2)

Other income, net	0.3	0.2	0.1
Interest expense	10.2	9.0	(1.2)
Income before income taxes	52.3	62.6	(10.3)

Income tax expense	13.5	16.0	2.5
Net income attributed to common shareholders	$38.8	$46.6	$(7.8)

06/30/2026 Form 10-Q	73	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line item below	$39.8	$39.3	$(0.5)
Regulatory amortizations and other pass through expenses (1)	13.8	13.3	(0.5)
Total other operation and maintenance	$53.6	$52.6	$(1.0)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Six Months Ended June 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	194.3	201.2	(6.9)
Commercial and industrial	123.3	123.2	0.1
Total retail	317.6	324.4	(6.8)
Transportation	410.4	390.9	19.5
Total sales in therms	728.0	715.3	12.7

	Six Months Ended June 30
Weather (Degree Days) (1)	2026	2025	B (W)
MERC
Heating (4,854 Normal)	4,589	4,790	(4.2)%

MGU
Heating (3,870 Normal)	3,719	3,823	(2.7)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout their respective service territories.

06/30/2026 Form 10-Q	74	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating revenues	$341.6	$309.4	$32.2

Operating expenses
Cost of natural gas sold	(185.9)	(147.6)	(38.3)
Other operation and maintenance (1)	(30.5)	(29.5)	(1.0)
Depreciation and amortization	(26.2)	(24.5)	(1.7)
Property and revenue taxes	(13.7)	(13.3)	(0.4)
Gross margin (GAAP)	85.3	94.5	(9.2)

Other operation and maintenance (1)	30.5	29.5	1.0
Depreciation and amortization	26.2	24.5	1.7
Property and revenue taxes	13.7	13.3	0.4
Utility margin (non-GAAP)	$155.7	$161.8	$(6.1)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) decreased $9.2 million during the six months ended June 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) decreased $6.1 million during the six months ended June 30, 2026, compared with the same period in 2025. Both measures were driven by a $6.2 million decrease in margins related to lower residential sales volumes, including the unfavorable impact of weather, during the six months ended June 30, 2026, compared with the same period in 2025.

Additionally, the larger decrease in gross margin (GAAP) as compared to the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $1.7 million increase in depreciation and amortization expense; and

•A $1.0 million increase in natural gas operations and customer service expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $3.1 million during the six months ended June 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in operating expenses were:

•A $1.7 million increase in depreciation and amortization expense related to continued capital investment.

•A $1.6 million increase related to MGU's energy optimization program, which provides rebates, incentives, and energy efficiency education to customers.

•A $1.0 million increase in natural gas operations and customer service expense, driven by increased training costs and additional service maintenance expense.

•A $0.8 million increase in benefit expenses, driven by higher compensation costs.

These increases in operating expenses were partially offset by a $1.6 million positive impact from a settlement payment MGU received during the second quarter of 2026 related to a 2025 natural gas outage in its service territory.

06/30/2026 Form 10-Q	75	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment increased $1.2 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by the impact of MERC and MGU issuing long-term debt in April 2025. This increase was partially offset by MERC and MGU long-term debt maturities in May 2025 and lower average short-term debt interest rates.

Income Tax Expense

Income tax expense at the other states segment decreased $2.5 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by lower pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Equity in earnings of transmission affiliates	$122.1	$105.5	$16.6
Interest expense	7.9	9.7	1.8
Income before income taxes	114.2	95.8	18.4

Income tax expense	28.1	23.3	(4.8)
Net income attributed to common shareholders	$86.1	$72.5	$13.6

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $16.6 million during the six months ended June 30, 2026, compared with the same period in 2025. This increase in earnings was primarily due to continued capital investment by ATC, partially offset by a $3.6 million gain recognized in March 2025 related to the sale of an investment at ATC Holdco.

Interest Expense

Interest expense at the electric transmission segment decreased $1.8 million during the six months ended June 30, 2026, compared with the same period in 2025. This decrease was driven by the impact of a long-term debt maturity in December 2025.

Income Tax Expense

Income tax expense at the electric transmission segment increased $4.8 million during the six months ended June 30, 2026, compared with the same period in 2025, primarily due to an increase in pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating income	$240.6	$175.6	$65.0

Other income, net	1.2	1.4	(0.2)
Interest expense	60.6	62.1	1.5
Income before income taxes	181.2	114.9	66.3

Income tax benefit	(61.0)	(74.5)	(13.5)
Net (income) loss attributed to noncontrolling interests	(2.9)	1.7	(4.6)
Net income attributed to common shareholders	$239.3	$191.1	$48.2

06/30/2026 Form 10-Q	76	WEC Energy Group, Inc.

Operating Income

Operating income at the non-utility energy infrastructure segment increased $65.0 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by these items at WECI:

•An $18.5 million increase in revenue related to lower congestion related costs.

•A $14.2 million positive impact related to the receipt of performance payments in 2026.

•A $9.9 million positive impact related to lower impairment losses recorded at our Samson I and Delilah I solar facilities in the first half of 2026 compared to the same period in 2025, related to damage incurred associated with various storms.

•A $5.5 million increase in business interruption insurance proceeds related to storms that occurred in 2023 and 2024 at our Samson I solar facility.

•A $5.1 million increase in capacity revenues due to strong capacity pricing.

•A $2.6 million increase in operating income from our investment in Hardin III made in early 2025.

•A $2.2 million increase in PPA revenues due to higher generation at certain sites and lower curtailments.

•A $1.9 million increase due to higher amounts recognized for REC sales in 2026 at Blooming Grove, driven by higher contracted REC prices, as well as timing of REC contract execution.

In addition to the above items at WECI, there was a $4.5 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $1.5 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by a lower principal balance, as a result of the semi-annual principal payments on long-term debt. Partially offsetting the decrease was a $2.1 million increase in interest expense due to WECI's issuance of a $100.0 million long-term intercompany note to WEC Energy Group in April 2026. This intercompany interest expense is offset by higher interest income at our corporate and other segment and is eliminated in consolidation.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment decreased $13.5 million during the six months ended June 30, 2026, compared with the same period in 2025, primarily due to higher pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Six Months Ended June 30
(in millions)	2026	2025	B (W)
Operating loss	$(8.9)	$(4.8)	$(4.1)

Other income, net	25.6	16.6	9.0
Interest expense	187.0	175.4	(11.6)
Loss before income taxes	(170.3)	(163.6)	(6.7)

Income tax benefit	(85.0)	(80.0)	5.0
Net loss attributed to common shareholders	$(85.3)	$(83.6)	$(1.7)

06/30/2026 Form 10-Q	77	WEC Energy Group, Inc.

Operating Loss

The operating loss at the corporate and other segment increased $4.1 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by higher benefit expense at WEC Energy Group.

Other Income, Net

Other income, net at the corporate and other segment increased $9.0 million during the six months ended June 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other income, net were:

•A $4.8 million increase due to $0.7 million of net earnings from our equity method investments in technology and energy-focused investment funds during the six months ended June 30, 2026, compared with net losses of $4.1 million during the same period in 2025.

•A $2.1 million increase in intercompany interest income from WECI, primarily due to WECI's issuance of a $160.0 million and $100.0 million long-term intercompany note to WEC Energy Group in February 2025 and April 2026, respectively. This intercompany interest income is offset by higher intercompany interest expense at our non-utility energy infrastructure segment and is eliminated in consolidation.

•A $1.4 million increase in the net gains from the investments held in the Integrys rabbi trust. The gains from the investments held in the rabbi trust partially offset increases in benefit costs related to certain deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments.

Interest Expense

Interest expense at the corporate and other segment increased $11.6 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by higher average short-term debt balances.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $5.0 million during the six months ended June 30, 2026, compared with the same period in 2025. This increase was driven by:

•A $2.7 million favorable resolution of a prior period tax audit;

•Higher pre-tax loss; and

•A $1.6 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the six months ended June 30, 2026, compared with the same period in 2025.

These increases in the income tax benefit were partially offset by a $1.2 million decrease in excess tax benefits recognized related to stock option exercises.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

06/30/2026 Form 10-Q	78	WEC Energy Group, Inc.

Cash Flows

The following table summarizes our cash flows during the six months ended June 30:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$2,210.7	$2,015.9	$194.8
Investing activities	(2,200.5)	(1,972.8)	(227.7)
Financing activities	14.8	(16.1)	30.9

Operating Activities

Net cash provided by operating activities increased $194.8 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $253.3 million increase in cash from higher overall collections from customers during the six months ended June 30, 2026, compared with the same period in 2025. This increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026.

•A $66.0 million increase in cash from lower payments for operating and maintenance expenses. During the six months ended June 30, 2026, our payments were lower due to the timing of payments for accounts payable, partially offset by higher transmission costs.

These increases in net cash provided by operating activities were partially offset by:

•A $39.1 million increase in cash paid for property and revenue taxes driven by higher gross receipts taxes in Wisconsin, revenue taxes in Illinois, and property taxes for WECI during the six months ended June 30, 2026, compared with the same period in 2025.

•A $38.4 million decrease in cash received from income taxes driven by estimated tax payments that were made in 2026. See Note 13, Income Taxes, for more information.

•A $34.9 million decrease in cash driven by $22.8 million of collateral paid to counterparties during the six months ended June 30, 2026, compared with $12.1 million of collateral received from counterparties during the same period in 2025.

•A $14.7 million decrease in cash from higher payments for interest driven by higher average short-term debt balances during the six months ended June 30, 2026, compared with the same period in 2025, as well as long-term debt issuances in 2025 and 2026.

Investing Activities

Net cash used in investing activities increased $227.7 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $549.4 million increase in cash paid for capital expenditures during the six months ended June 30, 2026, compared with the same period in 2025, which is discussed in more detail below.

•A $29.3 million decrease in cash received from ATC during the six months ended June 30, 2026, compared with the same period in 2025, for the reimbursement of transmission infrastructure upgrades. See Note 19, Investment in Transmission Affiliates, for more information.

•A $24.6 million increase in capital contributions paid to transmission affiliates during the six months ended June 30, 2026, compared with the same period in 2025. See Note 19, Investment in Transmission Affiliates, for more information.

06/30/2026 Form 10-Q	79	WEC Energy Group, Inc.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of a 90% ownership interest in Hardin III in February 2025 for $406.1 million, net of cash acquired of $0.2 million. See Note 2, Acquisitions, for more information.

•A $21.0 million increase in proceeds received from the sale of assets during the six months ended June 30, 2026, compared with the same period in 2025. See Note 3, Disposition, for more information.

Capital Expenditures

Capital expenditures by segment for the six months ended June 30 were as follows:

Reportable Segment (in millions)	2026	2025	Change in 2026 Over 2025
Wisconsin	$1,832.1	$1,316.4	$515.7
Illinois	148.5	125.4	23.1
Other states	44.7	55.0	(10.3)
Non-utility energy infrastructure	43.6	26.0	17.6
Corporate and other	11.0	7.7	3.3
Total capital expenditures	$2,079.9	$1,530.5	$549.4

The increase in cash paid for capital expenditures at the Wisconsin segment during the six months ended June 30, 2026, compared with the same period in 2025, was driven by an increase in capital expenditures for the CTs and LNG at OCPP, renewable energy projects at WE and WPS, and electric distribution at WE and WPS. These increases in capital expenditures at the Wisconsin segment were partially offset by a decrease in capital expenditures at UMERC for Renegade, which achieved commercial operation in March 2026.

The increase in cash paid for capital expenditures at the Illinois segment during the six months ended June 30, 2026, compared with the same period in 2025, was driven by higher payments related to PGL's upgrade of its natural gas delivery system.

The increase in cash paid for capital expenditures at the non-utility energy infrastructure segment during the six months ended June 30, 2026, compared with the same period in 2025, was driven by an increase in capital expenditures related to fuel flexibility projects at ERGS.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash related to financing activities increased $30.9 million during the six months ended June 30, 2026, compared with the same period in 2025, driven by:

•A $779.2 million increase in cash due to the issuance of long-term debt during the six months ended June 30, 2026, compared with the same period in 2025.

•A $316.0 million increase in cash due to $8.0 million of net borrowings of commercial paper during the six months ended June 30, 2026, compared with $308.0 million of net repayments of commercial paper during the same period in 2025.

These increases in cash related to financing activities were partially offset by:

•A $621.5 million decrease in cash due to increased retirements of long-term debt during the six months ended June 30, 2026, compared with the same period in 2025.

•A $375.0 million decrease in cash due to lower issuances of common stock during the six months ended June 30, 2026, compared with the same period in 2025. See Note 8, Common Equity, for more information.

06/30/2026 Form 10-Q	80	WEC Energy Group, Inc.

•A $51.6 million decrease in cash due to higher dividends paid on our common stock during the six months ended June 30, 2026, compared with the same period in 2025. In January 2026, our Board of Directors increased our quarterly dividend by $0.06 per share (6.7%) effective with the March 2026 dividend payment.

•A $15.6 million decrease in cash related to a lower number of stock options exercised during the six months ended June 30, 2026, compared with the same period in 2025.

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

(in millions)	2026 (1)	2027	2028
Wisconsin	$4,223.0	$5,952.5	$5,949.7
Illinois	566.6	738.4	744.0
Other states	115.0	110.5	125.5
Non-utility energy infrastructure	98.2	132.5	125.0
Corporate and other	15.3	15.6	21.4
Total	$5,018.1	$6,949.5	$6,965.6

(1)This includes actual capital expenditures incurred through June 30, 2026, as well as estimated capital expenditures for the remainder of the year.

06/30/2026 Form 10-Q	81	WEC Energy Group, Inc.

We are committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. Below are the anticipated investment amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

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

In accordance with its November 2023 PGL rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and prudent investment level for replacing aging natural gas infrastructure. In February 2025, the ICC issued an order setting expectations for PGL's prospective retirement of its aging natural gas infrastructure. The ICC directed PGL to focus on retiring all cast and ductile iron pipes that have a diameter of less than 36 inches by January 1, 2035. PGL is working on retiring this cast and ductile iron pipe through its PRP. Annual investment for pipe replacement is expected to ramp up to approximately $500 million in 2028. For more information on regulatory proceedings related to this matter, see Note 24, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceeding – Replacement of Aging Natural Gas Infrastructure.

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

Long-Term Debt

See Note 10, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the six months ended June 30, 2026.

Common Stock Dividends

Our current quarterly dividend rate is $0.9525 per share, which equates to an annual dividend of $3.81 per share. For information related to our most recent common stock dividend declared, see Note 8, Common Equity.

06/30/2026 Form 10-Q	82	WEC Energy Group, Inc.

Other Significant Cash Requirements

See Note 22, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the six months ended June 30, 2026.

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

At June 30, 2026, our current liabilities exceeded our current assets by $2,426.6 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Common Equity, Note 9, Short-Term Debt and Lines of Credit, and Note 10, Long-Term Debt, for more information about our common stock activity, credit facilities, commercial paper, and debt securities.

06/30/2026 Form 10-Q	83	WEC Energy Group, Inc.

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

Capitalization Structure

The following table shows our capitalization structure as of June 30, 2026, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$14,134.9	$14,809.9
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	20,629.8	19,954.8
Short-term debt	1,934.1	1,934.1
Total capitalization	$36,729.2	$36,729.2

Total debt	$22,563.9	$21,888.9

Ratio of debt to total capitalization	61.4%	59.6%

Included in long-term debt on our balance sheet as of June 30, 2026, was $600.0 million principal amount of WEC Energy Group's 2025 Junior Notes due 2056 and $750.0 million principal amount of WEC Energy Group's 2024 Junior Notes (2024A Junior Notes and 2024B Junior Notes, collectively) due 2055. The adjusted presentation attributes $675.0 million of the Junior Notes to common shareholders' equity and $675.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At June 30, 2026, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of June 30, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at June 30, 2026, it could have been required to post $109 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

06/30/2026 Form 10-Q	84	WEC Energy Group, Inc.

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

Regulatory, Legislative, and Legal Matters

Regulatory Recovery

Our utilities account for their regulated operations in accordance with accounting guidance under the Regulated Operations Topic of the FASB ASC. Regulated entities are allowed to defer certain costs that would otherwise be charged to expense if the regulated entity believes the recovery of those costs is probable. We record regulatory assets pursuant to generic and/or specific orders issued by our regulators. Recovery of the deferred costs in future rates is subject to the review and approval by those regulators. We assume the risks and benefits of ultimate recovery of these items in future rates. If the recovery of the deferred costs, including those referenced below, is not approved by our regulators, the costs would be charged to income in the current period. Regulators can impose liabilities on a prospective basis for amounts previously collected from customers and for amounts that are expected to be refunded to customers. We record these items as regulatory liabilities. See Note 6, Regulatory Assets and Liabilities, for more information on our regulatory assets and liabilities. See Note 24, Regulatory Environment, in this report, and Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K for more information regarding recent and pending rate proceedings, orders, and investigations involving our utilities.

Illinois Riders

Uncollectible Expense Adjustment Rider

The rates of PGL and NSG include a UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and the amounts recovered in rates. The UEA rider is subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency by the ICC.

In May 2026, the ICC issued a final written order approving a settlement agreement PGL and NSG entered into with the Illinois Attorney General and ICC staff that resolved all open proceedings related to the 2019 through 2023 annual reconciliations of the UEA rider. Under the terms of the settlement, PGL and NSG will refund $49.0 million and $1.0 million, respectively, to customers as bill credits over a period of three years between 2026 and 2028. Half of the refunds will be credited to customers in 2026, and 25% will be refunded in each of 2027 and 2028. PGL and NSG will begin refunding amounts in the fourth quarter of 2026. As a result of this agreement, we recorded a $50.0 million reduction to revenues during the fourth quarter of 2025.

Qualifying Infrastructure Plant Rider

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, continues to be subject to an annual reconciliation whereby costs are reviewed for accuracy and prudency.

In August 2024, the ICC issued a final order on PGL's 2016 annual reconciliation, which included a disallowance of $14.8 million of certain capital costs. PGL subsequently filed a petition with the Illinois Appellate Court for review of the ICC's August 2024 order; however, in connection with the settlement agreement discussed below, in June 2026, PGL, the ICC, and the Illinois Attorney General filed a joint motion to dismiss the appeal with prejudice, which was granted by the court.

06/30/2026 Form 10-Q	85	WEC Energy Group, Inc.

In May 2026, the ICC issued a final written order approving a settlement agreement PGL entered into with the Illinois Attorney General, ICC staff, and the Illinois Citizens Utility Board that resolved all remaining open annual reconciliation proceedings from 2017 through 2023 related to the QIP rider. Under the terms of the settlement, PGL agreed to permanently remove $130.0 million of qualified infrastructure investment costs from rate base starting in 2027 and to refund $75.0 million to customers as bill credits over a period of three years between 2026 and 2028. As a result of this agreement, we recorded a $155.0 million charge to income during the fourth quarter of 2025. The charge was recorded as a $130.0 million impairment to PGL's net property, plant, and equipment and a $25.0 million reduction to revenues. The total of the rate base reduction and the obligation to refund amounts to customers through bill credits recorded on our balance sheet at June 30, 2026 is $205.0 million. This includes the $155.0 million charge to income recorded during the fourth quarter of 2025 and a $50.0 million charge to income recorded in years prior to 2025. PGL will begin refunding amounts to customers in the fourth quarter of 2026, with $25.0 million being refunded in each of the three years starting in 2026 through 2028.

Illinois Proceeding - Replacement of Aging Natural Gas Infrastructure

In the PGL rate order issued by the ICC in November 2023, the ICC ordered PGL to pause spending on its projects to upgrade its natural gas delivery system until the ICC completed a proceeding to determine the optimal method for replacing aging natural gas infrastructure and a prudent investment level. In accordance with the written order, the ICC initiated the proceeding in January 2024. In February 2025, the ICC issued an order setting expectations for PGL's prospective operations. The ICC directed PGL to focus on retiring all cast and ductile iron pipes that have a diameter under 36 inches by January 1, 2035. The ICC also indicated that failure to comply with this directive could subject us to civil penalties under Illinois statute. PGL is working to retire this cast and ductile iron pipe through its PRP. Costs incurred under the PRP will be evaluated for prudency by the ICC in future rate cases. In addition, the program will be overseen by a safety monitor hired by the ICC. PGL initiated a general rate case proceeding in January 2026, which we anticipate will provide further regulatory clarity before we significantly increase our spend associated with the PRP.

See Note 24, Regulatory Environment, for more information regarding the 2026 rate case filing and November 2023 ICC rate order.

Very Large Customer and Bespoke Resources Collateral Requirements

We have incurred significant costs to construct generation, transmission and distribution assets that will be used to provide energy and capacity to Oracle America Cloud Services LLC ("OACS"), which will be taking service under the recently approved VLC and Bespoke Resources tariffs. Following a recent credit rating downgrade of its parent, our contracts require additional collateral to secure our current and projected credit exposure. The amount of collateral required increases as additional project costs are incurred. The peak collateral requirement is currently expected to be approximately $7 billion. We fully expect OACS and its parent to provide the required collateral. See Note 24, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

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

06/30/2026 Form 10-Q	86	WEC Energy Group, Inc.

In April 2025, based upon an investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination. As a result of these duties, the cost and availability of solar panels in the United States has been impacted and the United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects.

In August 2025, in response to another petition filed by a coalition of trade groups, the DOC and USITC initiated new AD/CVD investigations based on the coalition’s claims that Chinese-owned manufacturers in Laos and Indonesia, as well as India-headquartered companies, are benefiting from illegal subsidies and selling solar products below cost in the United States. In February 2026, the DOC reached affirmative findings in its CVD investigation and released preliminary tariff rates applicable to each country generally, as well as certain specific manufacturers from those countries. In addition, in response to a critical circumstances petition, the DOC further determined that there had been a surge in panels from certain producers in India and from most Indonesian producers prior to the determination, applying tariffs retroactively to imports by such producers that entered the United States up to 90 days before the announcement of the new CVD tariffs. In April 2026, the DOC also issued preliminary affirmative findings in its AD investigation, setting additional rates applicable to these countries. Final AD/CVD rates are scheduled to be released in the fall of 2026, at which time the DOC will begin collecting final tariff amounts. These new tariffs may cause further cost increases or delays in the United States solar industry generally. We are continuing to monitor these new tariffs for any potential impact on our solar projects once final rates have been determined.

Renewable Energy Legislation

Infrastructure Investment and Jobs Act

In November 2021, the Infrastructure Investment and Jobs Act was signed into law and provides for approximately $1.2 trillion of federal spending through 2026, including approximately $85 billion for investments in power, utilities, and renewables infrastructure across the United States. Funding from this Act supports the work we are doing to reduce GHG emissions and to strengthen and protect the energy grid. In January 2025, disbursement of funds was paused until agency heads could determine whether grants, loans, contracts, and other disbursements were consistent with the administration's energy policy. The pause disrupted, and continues to disrupt, funding, temporarily or permanently, for infrastructure projects already in progress, caused project delays and cancellations, and impacted payment obligations for downstream contractors and suppliers.

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

Under the IRA transferability option, we entered into an agreement to sell the majority of the PTCs and ITCs that we expect to generate in 2026 to third parties. See Note 13, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

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

06/30/2026 Form 10-Q	87	WEC Energy Group, Inc.

of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. However, in June 2026, a federal court vacated the revised beginning-of-construction safe harbor rules and remanded the issue back to the IRS for reconsideration. Therefore, uncertainty remains. We will continue to monitor additional information as it becomes available. The capital plan for 2026 through 2030 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

American Transmission Company LLC Allowed Return on Equity Complaint

For transmission owners such as ATC, the ROE allowed by the FERC helps determine how much can be earned on their transmission assets as well as how much consumers pay for those assets. In November 2013, a group of MISO industrial customers filed a complaint with the FERC requesting a decrease in the base ROE used by MISO transmission owners, including ATC, from 12.2% to 9.15%. Due to this complaint, the FERC and the D.C. Circuit Court of Appeals have issued the following orders and opinions. The base ROEs listed below do not include the 50 basis point ROE incentive currently provided for membership in a transmission organization.

•Significant FERC Orders Issued Prior to August 2022 D.C. Circuit Court of Appeals Opinion
◦In November 2019, the FERC issued an order that expanded its base ROE methodology and reduced the base ROE for MISO transmission owners to 9.88% for the period covered by the complaint, November 12, 2013 through February 11, 2015 and September 28, 2016 going forward. Then, in May 2020, the FERC made additional revisions to its base ROE methodology and issued an order that increased the base ROE for all MISO transmission owners to 10.02% for the period covered by the complaint.

•August 2022 D.C. Circuit Court of Appeals Opinion
◦In August 2022, the D.C. Circuit Court of Appeals ruled the FERC failed to adequately explain why it made additional revisions to its base ROE methodology in its May 2020 Order. Due to this ruling, the D.C. Circuit Court of Appeals vacated the FERC’s previous orders and remanded the issue of determining an appropriate base ROE for MISO transmission owners back to the FERC for additional proceedings.

•Significant Orders and Opinions Issued After August 2022 D.C. Circuit Court of Appeals Opinion
◦In response to the August 2022 D.C. Circuit Court of Appeals Opinion, the FERC adjusted its base ROE methodology to remove the impacts of the May 2020 Order. As a result of this methodology change, orders were issued by the FERC in October 2024 and March 2025 that required MISO transmission owners to adopt a 9.98% base ROE for the period covered by the complaint. In June 2026, the D.C. Circuit Court of Appeals affirmed the FERC’s October 2024 and March 2025 orders, which had no impact on our financial statements.

Environmental Matters

See Note 22, Commitments and Contingencies, for a discussion of certain environmental matters affecting us, including rules and regulations relating to air quality, water quality, land quality, and climate change.

Market Risks and Other Significant Risks

We are exposed to market and other significant risks as a result of the nature of our businesses and the environments in which those businesses operate. These risks include, but are not limited to, the risks described below. In addition, the war with Iran and increasing tensions between the United States and other countries, as well as other new, protracted or escalating regional and international conflicts have had, and are expected to have a continuing, impact on the global economy, supply chains, and fuel prices. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Results, Liquidity, and Capital Resources – Market Risks and Other Significant Risks in our 2025 Annual Report on Form 10-K for a discussion of market and other significant risks applicable to us.

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also

06/30/2026 Form 10-Q	88	WEC Energy Group, Inc.

continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope of the United States and foreign trade policies. In certain cases, both the United States and foreign trade policy changes have resulted in increased cost of materials and disrupted supply chains, which may impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute our capital plan. In addition, these changes, including any impact they may have to economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

In addition, we are in the process of evaluating whether we are eligible to seek refunds and/or require our contractors and developers to seek refunds of tariffs paid under the International Emergency Economic Powers Act and other tariff provisions.

Inflation and Supply Chain Disruptions

We continue to monitor the impact of inflation and supply chain disruptions. We monitor the costs of medical plans, fuel, transmission access, construction costs, regulatory and environmental compliance costs, and other costs in order to minimize inflationary effects in future years, to the extent possible, through pricing strategies, productivity improvements, and cost reductions. We monitor the global supply chain, and related disruptions, so that we are able to procure the materials and other resources necessary to both maintain our energy services in a safe and reliable manner and to grow our infrastructure in accordance with our capital plan. For additional information concerning risks related to inflation and supply chain disruptions, see the four risk factors below that are disclosed in Part I of our 2025 Annual Report on Form 10-K.

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

06/30/2026 Form 10-Q	89	WEC Energy Group, Inc.

submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following should be read in conjunction with Item 3. Legal Proceedings in Part I of our 2025 Annual Report on Form 10-K. See Note 22, Commitments and Contingencies, and Note 24, Regulatory Environment, in this report for additional information on material legal proceedings and matters related to us and our subsidiaries.

In addition to those legal proceedings discussed in Note 22, Commitments and Contingencies, and Note 24, Regulatory Environment, we currently, and from time to time, are subject to claims and suits arising in the ordinary course of business. Although the results of these additional legal proceedings cannot be predicted with certainty, management believes, after consultation with legal counsel, that the ultimate resolution of these proceedings will not have a material impact on our financial statements.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A. Risk Factors in Part I of our 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by or on behalf of us or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three months ended June 30, 2026:

Issuer Purchases of Equity Securities
2026	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	424	$115.95	—	$—
May 1 – May 31	—	—	—	—
June 1 – June 30	—	—	—	—
Total (1)	424	$115.95	—

(1)All shares were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

06/30/2026 Form 10-Q	90	WEC Energy Group, Inc.

Officer Retirement

On July 29, 2026, William J. Guc, Vice President and Controller of WEC Energy Group, Wisconsin Electric Power Company and Wisconsin Public Service Corporation, notified each company of his intent to retire in 2027, with the specific date to be determined later. There is no disagreement or dispute with WEC Energy Group or any of its subsidiaries.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Securities Resolution No. 26 of WE, effective as of June 1, 2026, under the Indenture for Debt Securities, dated as of December 1, 1995, between WE and U.S. Bank Trust Company, National Association (as successor to Firstar Trust Company), as Trustee. (Exhibit 4.1 to WE's Form 8-K filed June 4, 2026) (File No. 1-1245.)

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

06/30/2026 Form 10-Q	91	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ WILLIAM J. GUC
Date:	August 4, 2026	William J. Guc
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

06/30/2026 Form 10-Q	92	WEC Energy Group, Inc.