Form 10-Q
period 2026-09-30
WEC ENERGY GROUP, INC.
filed 2026-10-30
CIK 783325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.

001-09057	WEC ENERGY GROUP, INC.	39-1391525
(A Wisconsin Corporation)
231 West Michigan Street
P.O. Box 1331
Milwaukee, WI 53201
c/o Corporate Secretary
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

    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2026):

Common Stock, $.01 Par Value, 328,992,329 shares outstanding

WEC ENERGY GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

09/30/2026 Form 10-Q	i	WEC Energy Group, Inc.

GLOSSARY OF TERMS AND ABBREVIATIONS

The abbreviations and terms set forth below are used throughout this report and have the meanings assigned to them below:

Subsidiaries and Affiliates
ATC	American Transmission Company LLC
ATC Holdco	ATC Holdco LLC
Blooming Grove	Blooming Grove Wind Energy Center LLC
Bluewater	Bluewater Natural Gas Holding, LLC
Delilah I	Delilah Solar Energy LLC
Hardin III	Hardin Solar Energy III Center
Integrys	Integrys Holding, Inc.
Jayhawk	Jayhawk Wind, LLC
MERC	Minnesota Energy Resources Corporation
MGU	Michigan Gas Utilities Corporation
NSG	North Shore Gas Company
PGL	The Peoples Gas Light and Coke Company
Samson I	Samson Solar Energy LLC
Tatanka Ridge	Tatanka Ridge Wind LLC
Thunderhead	Thunderhead Wind Energy LLC
UMERC	Upper Michigan Energy Resources Corporation
WE	Wisconsin Electric Power Company
We Power	W.E. Power, LLC
WEC Energy Group	WEC Energy Group, Inc.
WECI	WEC Infrastructure LLC
WEPCo Environmental Trust	WEPCo Environmental Trust Finance I, LLC
WG	Wisconsin Gas LLC
WPS	Wisconsin Public Service Corporation

Federal and State Regulatory Agencies
CBP	United States Customs and Border Protection Agency
DOC	United States Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
ICC	Illinois Commerce Commission
IRS	United States Internal Revenue Service
MPSC	Michigan Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	United States Securities and Exchange Commission
USITC	United States International Trade Commission

Accounting Terms
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
LIFO	Last-In, First-Out
OPEB	Other Postretirement Employee Benefits
VIE	Variable Interest Entity

Environmental Terms
BTA	Best Technology Available
CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CRL	Combustion Residual Leachate

09/30/2026 Form 10-Q	ii	WEC Energy Group, Inc.

ELG	Steam Electric Effluent Limitation Guidelines
GHG	Greenhouse Gas
GHG Power Plant Rule	2024 Greenhouse Gas Power Plant Rule
MATS	Mercury and Air Toxics Standards
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxide
PCCC	Permanent Cessation of Coal Combustion
PM	Particulate Matter
PM2.5	Particulates Less Than 2.5 Micrometers in Diameter
ZLD	Zero Liquid Discharge

Measurements
Bcf	Billion Cubic Feet
Dth	Dekatherm
GW	Gigawatt
lb/MMBtu	Pound Per Million British Thermal Unit
MW	Megawatt
MWh	Megawatt-hours
µg/m3	Micrograms Per Cubic Meter

Other Terms and Abbreviations
2024A Junior Notes	WEC Energy Group, Inc.'s Series 2024A 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2024B Junior Notes	WEC Energy Group, Inc.'s Series 2024B 6.69% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due June 15, 2055
2025 Junior Notes	WEC Energy Group, Inc.'s Series 2025 5.625% Fixed-to-Fixed Reset Rate Junior Subordinated Notes Due May 15, 2056
2027 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2027
2028 Notes	WEC Energy Group, Inc.'s 3.375% Convertible Senior Notes Due 2028
2029 Notes	WEC Energy Group, Inc.'s 4.375% Convertible Senior Notes Due 2029
AD	Antidumping
AI	Artificial Intelligence
AREP	Amended Renewable Energy Plan
Bespoke Resources	All or a portion of generation facilities and PPAs allocated to VLCs
Chicago, IL-IN-WI	Chicago, Illinois, Indiana, and Wisconsin
CODM	Chief Operating Decision Maker
Columbia	Columbia Energy Center
CPCN	Certificate of Public Convenience and Necessity
CT	Combustion Turbine
CVD	Countervailing Duty
D.C. Circuit Court of Appeals	United States Court of Appeals for the District of Columbia Circuit
EDA	Equity Distribution Agreement
EPS	Earnings Per Share
ERGS	Elm Road Generating Station
ETB	Environmental Trust Bond
Exchange Act	Securities Exchange Act of 1934, as amended
FTR	Financial Transmission Right
IRA	Inflation Reduction Act
ITC	Investment Tax Credit
LDC	Local Natural Gas Distribution Company
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MISO Energy Markets	MISO Energy and Operating Reserves Markets
OBBBA	One Big Beautiful Bill Act
OCPP	Oak Creek Power Plant
PPA	Power Purchase Agreement
PRP	Pipe Retirement Program

09/30/2026 Form 10-Q	iii	WEC Energy Group, Inc.

PTC	Production Tax Credit
QIP	Qualifying Infrastructure Plant
REC	Renewable Energy Certificate
Renegade	Renegade Solar Energy Center
RNG	Renewable Natural Gas
ROE	Return on Equity
S&P	Standard & Poor's
Supreme Court	United States Supreme Court
TCR	Transmission Congestion Right
UEA	Uncollectible Expense Adjustment
UFLPA	Uyghur Forced Labor Prevention Act
VLC	Very Large Customer
Weston	Weston Generating Station

09/30/2026 Form 10-Q	iv	WEC Energy Group, Inc.

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

•The impact of federal, state, and local legislative and/or regulatory changes, including changes in rate-setting policies or procedures, the results of rate orders, deregulation and restructuring of the electric and/or natural gas utility industries, transmission or distribution system operation, changes to address energy affordability concerns and grid reliability, the approval process for new construction, reliability standards, pipeline integrity and safety standards, allocation of energy assistance, energy efficiency mandates, electrification initiatives and other efforts to reduce the use of natural gas, and tax laws, including those that affect our ability to use PTCs and ITCs, as well as changes in the interpretation and/or enforcement of any laws or regulations by regulatory agencies;

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

•The timely completion of capital projects within budgets and the ability to recover the related costs through rates;

09/30/2026 Form 10-Q	1	WEC Energy Group, Inc.

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

•Factors affecting the achievement of our CO2 emission reduction goal and related opportunities and actions, including related regulatory decisions, the cost of materials, supplies, and labor, technology advances, significant increases in demand, the feasibility of competing generation projects, reliability, and our ability to execute our capital plan;

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

•Changes in credit ratings, interest rates, and our ability to access the capital markets, caused by volatility in the global markets, our capitalization structure, and market perceptions of the utility industry, us, or any of our subsidiaries;

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

09/30/2026 Form 10-Q	2	WEC Energy Group, Inc.

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

09/30/2026 Form 10-Q	3	WEC Energy Group, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per share amounts)	2026	2025	2026	2025
Operating revenues	$2,290.6	$2,104.0	$7,786.9	$7,263.0

Operating expenses
Cost of sales	651.2	608.1	2,597.8	2,344.3
Other operation and maintenance	614.4	605.1	1,840.2	1,809.3
Depreciation and amortization	389.0	373.4	1,153.7	1,102.2
Property and revenue taxes	72.3	67.8	218.7	215.2
Total operating expenses	1,726.9	1,654.4	5,810.4	5,471.0

Operating income	563.7	449.6	1,976.5	1,792.0

Equity in earnings of transmission affiliates	65.8	54.8	187.9	160.3
Other income, net	49.5	23.8	159.2	68.4
Interest expense	241.7	223.6	699.1	667.4
Other expense	(126.4)	(145.0)	(352.0)	(438.7)

Income before income taxes	437.3	304.6	1,624.5	1,353.3
Income tax expense	47.0	34.4	127.1	114.6
Net income	390.3	270.2	1,497.4	1,238.7

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Net (income) loss attributed to noncontrolling interests	(0.7)	1.4	(3.6)	3.1
Net income attributed to common shareholders	$389.3	$271.3	$1,492.9	$1,240.9

EPS
Basic	$1.19	$0.84	$4.58	$3.87
Diluted	$1.18	$0.83	$4.54	$3.85

Weighted average common shares outstanding
Basic	326.6	323.5	326.0	320.7
Diluted	328.8	325.6	328.7	322.4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	4	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2026	2025	2026	2025
Net income	$390.3	$270.2	$1,497.4	$1,238.7

Other comprehensive income (loss), net of tax
Derivatives accounted for as cash flow hedges
Reclassification of realized derivative gains to net income, net of tax	—	—	—	(0.2)

Defined benefit plans
Amortization of pension and OPEB costs included in net periodic benefit cost, net of tax	0.1	—	0.2	0.1

Other comprehensive income (loss), net of tax	0.1	—	0.2	(0.1)

Comprehensive income	390.4	270.2	1,497.6	1,238.6

Preferred stock dividends of subsidiary	0.3	0.3	0.9	0.9
Comprehensive (income) loss attributed to noncontrolling interests	(0.7)	1.4	(3.6)	3.1
Comprehensive income attributed to common shareholders	$389.4	$271.3	$1,493.1	$1,240.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	5	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$58.8	$27.6
Accounts receivable and unbilled revenues, net of reserves of $139.9 and $148.7, respectively	1,403.8	2,062.7
Materials, supplies, and inventories	865.2	803.4
Prepaid taxes	154.3	178.8
Other prepayments	45.7	92.4
Other	223.3	119.8
Current assets	2,751.1	3,284.7

Long-term assets
Property, plant, and equipment, net of accumulated depreciation and amortization of $13,025.9 and $12,411.5, respectively	40,791.3	38,278.1
Regulatory assets (September 30, 2026 and December 31, 2025 include $60.9 and $67.5, respectively, related to WEPCo Environmental Trust)	3,140.7	3,156.3
Equity investment in transmission affiliates	2,497.0	2,280.4
Goodwill	3,052.8	3,052.8
Pension and OPEB assets	1,050.3	1,082.4
Other	614.3	383.6
Long-term assets	51,146.4	48,233.6
Total assets	$53,897.5	$51,518.3

Liabilities and Equity
Current liabilities
Short-term debt	$1,904.3	$1,924.7
Current portion of long-term debt (September 30, 2026 and December 31, 2025 include $9.4 and $9.3, respectively, related to WEPCo Environmental Trust)	1,134.5	1,519.4
Accounts payable	1,119.2	1,140.1
Other	1,031.5	1,009.2
Current liabilities	5,189.5	5,593.4

Long-term liabilities
Long-term debt (September 30, 2026 and December 31, 2025 include $62.8 and $67.4, respectively, related to WEPCo Environmental Trust)	19,717.2	18,498.1
Finance lease obligations	417.8	372.0
Deferred income taxes	6,341.0	5,891.7
Deferred revenue, net	300.3	314.2
Regulatory liabilities	4,292.2	4,121.3
Intangible liabilities	535.2	580.3
Environmental remediation liabilities	457.9	484.1
AROs	676.0	647.0
Other	960.3	963.4
Long-term liabilities	33,697.9	31,872.1

Commitments and contingencies (Note 22)

Common shareholders' equity
Common stock – $0.01 par value; 650,000,000 shares authorized; 328,992,329 and 325,461,519 shares outstanding, respectively	3.3	3.3
Additional paid in capital	5,523.9	5,124.4
Retained earnings	9,055.6	8,493.5
Accumulated other comprehensive loss	(7.4)	(7.6)
Common shareholders' equity	14,575.4	13,613.6

Preferred stock of subsidiary	30.4	30.4
Noncontrolling interests	404.3	408.8
Total liabilities and equity	$53,897.5	$51,518.3
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	6	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 30
(in millions)	2026	2025
Operating activities
Net income	$1,497.4	$1,238.7
Reconciliation to cash provided by operating activities
Depreciation and amortization	1,153.7	1,102.2
Deferred income taxes and ITCs, net	335.7	296.2
AFUDC-Equity	(139.5)	(63.7)
Contributions and payments related to pension and OPEB plans	(10.5)	(10.3)
Equity income in transmission affiliates, net of distributions	(43.6)	(17.5)
Change in –
Accounts receivable and unbilled revenues, net	587.8	368.0
Materials, supplies, and inventories	(61.8)	(29.4)
Prepaid taxes	24.5	89.4
Other current assets	(14.3)	6.1
Accounts payable	(93.1)	(145.3)
Accrued interest	96.5	88.8
Other current liabilities	(25.4)	7.1
Other, net	105.7	24.5
Net cash provided by operating activities	3,413.1	2,954.8

Investing activities
Capital expenditures, including AFUDC-Debt	(3,318.7)	(3,120.0)
Acquisition of Hardin III, net of cash acquired of $— and $0.2, respectively	(3.0)	(406.1)
Capital contributions to transmission affiliates	(173.0)	(142.4)
Payment for option to acquire projects	(170.8)	—
Proceeds from the sale of assets	23.3	5.1
Proceeds from the sale of investments held in rabbi trust	2.9	16.9
Reimbursement for ATC's transmission infrastructure upgrades	10.4	39.7
Other, net	29.1	36.3
Net cash used in investing activities	(3,599.8)	(3,570.5)

Financing activities
Exercise of stock options	9.9	37.6
Issuance of common stock, net	382.5	746.6
Dividends paid on common stock	(930.8)	(857.4)
Issuance of long-term debt	2,395.6	1,944.6
Retirement of long-term debt	(1,558.5)	(1,285.9)
Change in commercial paper	(21.9)	141.7
Payments for debt issuance costs	(20.8)	(28.9)
Other, net	(9.7)	(7.1)
Net cash provided by financing activities	246.3	691.2

Net change in cash, cash equivalents, and restricted cash	59.6	75.5
Cash, cash equivalents, and restricted cash at beginning of period	70.9	42.2
Cash, cash equivalents, and restricted cash at end of period	$130.5	$117.7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	7	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2025	$3.3	$5,124.4	$8,493.5	$(7.6)	$13,613.6	$30.4	$408.8	$14,052.8
Net income attributed to common shareholders	—	—	804.4	—	804.4	—	—	804.4
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.4	1.4
Other comprehensive income	—	—	—	0.1	0.1	—	—	0.1
Issuance of common stock, net	—	12.8	—	—	12.8	—	—	12.8
Common stock dividends of $0.9525 per share	—	—	(310.1)	—	(310.1)	—	—	(310.1)
Exercise of stock options	—	7.4	—	—	7.4	—	—	7.4
Capital contributions from noncontrolling interest	—	—	—	—	—	—	0.8	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.1)	(3.1)
Stock-based compensation and other	—	2.8	—	—	2.8	—	—	2.8
Balance at March 31, 2026	$3.3	$5,147.4	$8,987.8	$(7.5)	$14,131.0	$30.4	$407.9	$14,569.3
Net income attributed to common shareholders	—	—	299.2	—	299.2	—	—	299.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.5	1.5
Issuance of common stock, net	—	11.0	—	—	11.0	—	—	11.0
Common stock dividends of $0.9525 per share	—	—	(310.2)	—	(310.2)	—	—	(310.2)
Exercise of stock options	—	1.7	—	—	1.7	—	—	1.7
Distributions to noncontrolling interests	—	—	—	—	—	—	(2.1)	(2.1)
Stock-based compensation and other	—	2.2	—	—	2.2	—	0.4	2.6
Balance at June 30, 2026	$3.3	$5,162.3	$8,976.8	$(7.5)	$14,134.9	$30.4	$407.7	$14,573.0
Net income attributed to common shareholders	—	—	389.3	—	389.3	—	—	389.3
Net income attributed to noncontrolling interests	—	—	—	—	—	—	0.7	0.7
Other comprehensive income	—	—	—	0.1	0.1	—	—	0.1
Issuance of common stock, net	—	358.7	—	—	358.7	—	—	358.7
Common stock dividends of $0.9525 per share	—	—	(310.5)	—	(310.5)	—	—	(310.5)
Exercise of stock options	—	0.8	—	—	0.8	—	—	0.8
Distributions to noncontrolling interests	—	—	—	—	—	—	(4.1)	(4.1)
Stock-based compensation and other	—	2.1	—	—	2.1	—	—	2.1
Balance at September 30, 2026	$3.3	$5,523.9	$9,055.6	$(7.4)	$14,575.4	$30.4	$404.3	$15,010.1

09/30/2026 Form 10-Q	8	WEC Energy Group, Inc.

	WEC Energy Group Common Shareholders' Equity
(in millions, except per share amounts)	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Shareholders' Equity	Preferred Stock of Subsidiary	Non-controlling Interests	Total Equity
Balance at December 31, 2024	$3.2	$4,315.8	$8,083.8	$(7.8)	$12,395.0	$30.4	$376.5	$12,801.9
Net income attributed to common shareholders	—	—	724.2	—	724.2	—	—	724.2
Net income attributed to noncontrolling interests	—	—	—	—	—	—	1.0	1.0
Other comprehensive loss	—	—	—	(0.1)	(0.1)	—	—	(0.1)
Issuance of common stock, net	—	117.1	—	—	117.1	—	—	117.1
Common stock dividends of $0.8925 per share	—	—	(283.6)	—	(283.6)	—	—	(283.6)
Exercise of stock options	—	21.2	—	—	21.2	—	—	21.2
Acquisition of noncontrolling interests	—	—	—	—	—	—	45.1	45.1
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.8)	(1.8)
Stock-based compensation and other	—	2.0	—	—	2.0	—	—	2.0
Balance at March 31, 2025	$3.2	$4,456.1	$8,524.4	$(7.9)	$12,975.8	$30.4	$420.8	$13,427.0
Net income attributed to common shareholders	—	—	245.4	—	245.4	—	—	245.4
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(2.7)	(2.7)
Issuance of common stock, net	—	281.7	—	—	281.7	—	—	281.7
Common stock dividends of $0.8925 per share	—	—	(285.1)	—	(285.1)	—	—	(285.1)
Exercise of stock options	—	3.5	—	—	3.5	—	—	3.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(1.5)	(1.5)
Stock-based compensation and other	—	1.8	—	—	1.8	—	—	1.8
Balance at June 30, 2025	$3.2	$4,743.1	$8,484.7	$(7.9)	$13,223.1	$30.4	$416.6	$13,670.1
Net income attributed to common shareholders	—	—	271.3	—	271.3	—	—	271.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	—	(1.4)	(1.4)
Issuance of common stock, net	—	347.8	—	—	347.8	—	—	347.8
Common stock dividends of $0.8925 per share	—	—	(288.7)	—	(288.7)	—	—	(288.7)
Exercise of stock options	—	12.9	—	—	12.9	—	—	12.9
Distributions to noncontrolling interests	—	—	—	—	—	—	(3.2)	(3.2)
Stock-based compensation and other	—	2.0	—	—	2.0	—	—	2.0
Balance at September 30, 2025	$3.2	$5,105.8	$8,467.3	$(7.9)	$13,568.4	$30.4	$412.0	$14,010.8

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

09/30/2026 Form 10-Q	9	WEC Energy Group, Inc.

WEC ENERGY GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2026

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

We have prepared the unaudited interim financial statements presented in this Form 10-Q pursuant to the rules and regulations of the SEC and GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and footnotes in our Annual Report on Form 10-K for the year ended December 31, 2025. Financial results for an interim period may not give a true indication of results for the year. In particular, the results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of expected results for 2026 due to seasonal variations and other factors.

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

Pending Acquisitions of Electric Generation Facilities in Wisconsin

WE filed for PSCW approval to purchase a 30% ownership interest in Weston Unit 4, an approximately 500 MW supercritical pulverized coal base-load electric generating facility located in the Villages of Kronenwetter and Rothschild, Wisconsin and the Town of Knowlton, Wisconsin. WPS currently owns a 70% interest in this facility. Pursuant to the asset purchase agreement, WE would purchase the remaining 30% interest currently owned by an unrelated third-party for its book value at the closing date, currently estimated at $150 million. If approved, it is anticipated that the transaction would close in the first half of 2027.

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

09/30/2026 Form 10-Q	10	WEC Energy Group, Inc.

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

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2026
Electric	$1,767.6	$—	$—	$1,767.6	$—	$—	$—		$1,767.6
Natural gas	155.0	177.9	54.9	387.8	10.0	—	(9.7)		388.1
Total regulated revenues	1,922.6	177.9	54.9	2,155.4	10.0	—	(9.7)		2,155.7
Other non-utility revenues	—	—	5.8	5.8	68.4	—	(1.6)		72.6
Total revenues from contracts with customers	1,922.6	177.9	60.7	2,161.2	78.4	—	(11.3)		2,228.3
Other operating revenues	42.1	5.3	0.2	47.6	122.5	—	(107.8)	(1)	62.3
Total operating revenues	$1,964.7	$183.2	$60.9	$2,208.8	$200.9	$—	$(119.1)		$2,290.6

09/30/2026 Form 10-Q	11	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Three Months Ended September 30, 2025
Electric	$1,608.6	$—	$—	$1,608.6	$—	$—	$—		$1,608.6
Natural gas	179.5	185.2	47.9	412.6	10.4	—	(9.7)		413.3
Total regulated revenues	1,788.1	185.2	47.9	2,021.2	10.4	—	(9.7)		2,021.9
Other non-utility revenues	—	—	5.5	5.5	62.5	—	(1.6)		66.4
Total revenues from contracts with customers	1,788.1	185.2	53.4	2,026.7	72.9	—	(11.3)		2,088.3
Other operating revenues	3.5	(1.7)	(0.4)	1.4	120.4	—	(106.1)	(1)	15.7
Total operating revenues	$1,791.6	$183.5	$53.0	$2,028.1	$193.3	$—	$(117.4)		$2,104.0

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2026
Electric	$4,546.8	$—	$—	$4,546.8	$—	$—	$—		$4,546.8
Natural gas	1,306.0	1,133.3	386.3	2,825.6	33.7	—	(32.8)		2,826.5
Total regulated revenues	5,852.8	1,133.3	386.3	7,372.4	33.7	—	(32.8)		7,373.3
Other non-utility revenues	—	—	16.8	16.8	227.0	—	(7.1)		236.7
Total revenues from contracts with customers	5,852.8	1,133.3	403.1	7,389.2	260.7	—	(39.9)		7,610.0
Other operating revenues	71.7	61.8	(0.6)	132.9	366.5	—	(322.5)	(1)	176.9
Total operating revenues	$5,924.5	$1,195.1	$402.5	$7,522.1	$627.2	$—	$(362.4)		$7,786.9

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations		WEC Energy Group Consolidated
Nine Months Ended September 30, 2025
Electric	$4,231.7	$—	$—	$4,231.7	$—	$—	$—		$4,231.7
Natural gas	1,190.7	1,225.0	348.1	2,763.8	35.9	—	(33.7)		2,766.0
Total regulated revenues	5,422.4	1,225.0	348.1	6,995.5	35.9	—	(33.7)		6,997.7
Other non-utility revenues	—	—	16.4	16.4	182.1	—	(7.1)		191.4
Total revenues from contracts with customers	5,422.4	1,225.0	364.5	7,011.9	218.0	—	(40.8)		7,189.1
Other operating revenues	16.3	17.4	(2.1)	31.6	359.0	—	(316.7)	(1)	73.9
Total operating revenues	$5,438.7	$1,242.4	$362.4	$7,043.5	$577.0	$—	$(357.5)		$7,263.0

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

09/30/2026 Form 10-Q	12	WEC Energy Group, Inc.

Revenues from Contracts with Customers

Electric Utility Operating Revenues

The following table disaggregates electric utility operating revenues into customer class:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Residential	$712.1	$658.1	$1,814.4	$1,715.0
Small commercial and industrial	531.8	498.8	1,428.7	1,343.2
Large commercial and industrial (1)	363.6	318.8	924.2	814.9
Other	7.2	7.5	22.6	22.9
Total retail revenues	1,614.7	1,483.2	4,189.9	3,896.0
Wholesale	29.1	30.7	86.6	84.2
Resale	111.0	84.3	228.1	212.8
Steam	3.3	2.2	22.5	20.6
Other utility revenues	9.5	8.2	19.7	18.1
Total electric utility operating revenues	$1,767.6	$1,608.6	$4,546.8	$4,231.7

(1)    Includes the revenues from VLCs.

Natural Gas Utility Operating Revenues

The following tables disaggregate natural gas utility operating revenues into customer class:

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2026
Residential	$89.7	$101.3	$27.0	$218.0
Commercial and industrial	43.9	31.5	13.6	89.0
Total retail revenues	133.6	132.8	40.6	307.0
Transportation	20.9	42.0	7.0	69.9
Other utility revenues (1)	0.5	3.1	7.3	10.9
Total natural gas utility operating revenues	$155.0	$177.9	$54.9	$387.8

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Three Months Ended September 30, 2025
Residential	$84.4	$115.9	$25.8	$226.1
Commercial and industrial	40.9	32.7	13.8	87.4
Total retail revenues	125.3	148.6	39.6	313.5
Transportation	20.1	43.5	6.8	70.4
Other utility revenues (1)	34.1	(6.9)	1.5	28.7
Total natural gas utility operating revenues	$179.5	$185.2	$47.9	$412.6

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2026
Residential	$815.2	$725.4	$223.6	$1,764.2
Commercial and industrial	407.4	211.6	118.8	737.8
Total retail revenues	1,222.6	937.0	342.4	2,502.0
Transportation	79.6	186.2	28.5	294.3
Other utility revenues (1)	3.8	10.1	15.4	29.3
Total natural gas utility operating revenues	$1,306.0	$1,133.3	$386.3	$2,825.6

09/30/2026 Form 10-Q	13	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Natural Gas Utility Operating Revenues
Nine Months Ended September 30, 2025
Residential	$733.5	$725.4	$214.5	$1,673.4
Commercial and industrial	369.2	211.6	109.0	689.8
Total retail revenues	1,102.7	937.0	323.5	2,363.2
Transportation	76.0	186.2	27.9	290.1
Other utility revenues (1)	12.0	10.1	(3.3)	18.8
Total natural gas utility operating revenues	$1,190.7	$1,133.3	$348.1	$2,672.1

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

Other Non-Utility Operating Revenues

Other non-utility operating revenues consist primarily of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Renewable generation revenues	$60.6	$54.7	$201.3	$156.6
We Power revenues (1)	6.2	6.2	18.6	18.4
Appliance service revenues	5.8	5.5	16.8	16.4
Total other non-utility operating revenues	$72.6	$66.4	$236.7	$191.4

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

Other Operating Revenues

Other operating revenues consist of the following:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Bespoke Resources current return (1)	$38.3	$—	$53.4	$—
Amortization of revenue intangibles (2)	14.7	14.3	44.0	42.3
Late payment charges	12.3	10.4	43.5	38.1
Alternative revenues (3)	(3.5)	(9.6)	33.5	(9.6)
Other	0.5	0.6	2.5	3.1
Total other operating revenues	$62.3	$15.7	$176.9	$73.9

(1)    Consists of revenues related to carrying costs recognized during the construction of certain Bespoke Resources assigned to WE's VLCs. Consistent with the timing of when we recognize revenue, customer billings for the Bespoke Resources that are subject to current return (as opposed to AFUDC) occur on a monthly basis. For more information about the Bespoke Resources current return, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

(2)    We account for our asset acquisitions by recognizing identifiable intangible assets and liabilities assumed at fair value at the acquisition date. Amortization of these intangible assets and liabilities, which relate to PPAs and a proxy revenue swap, is recognized on a straight-line basis over

09/30/2026 Form 10-Q	14	WEC Energy Group, Inc.

the remaining contract term as a decrease or increase to operating revenues, respectively. See Note 18, Goodwill and Intangibles, for more information.

(3)    Alternative revenues consist of amounts to be recovered or refunded to customers subject to decoupling mechanisms, wholesale true-ups, and conservation improvement rider true-ups. Negative amounts can result from alternative revenues being reversed to revenues from contracts with customers as the customer is billed for these alternative revenues. For more information about our alternative revenues, see Note 1(d), Operating Revenues, in our 2025 Annual Report on Form 10-K.

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

We monitor our ongoing credit exposure through active review of counterparty accounts receivable balances against contract terms and due dates. Our activities include timely account reconciliation, dispute resolution and payment confirmation. To the extent possible, we work with customers with past due balances to negotiate payment plans, but will disconnect customers for non-payment as allowed by our regulators, if necessary, and employ collection agencies and legal counsel to pursue recovery of defaulted receivables. For our larger customers, detailed credit review procedures may be performed in advance of any sales being made. We sometimes require letters of credit, parental guarantees, prepayments or other forms of credit assurance from our larger customers, including VLCs, to mitigate credit risk. See Note 24, Regulatory Environment, for more information about the VLC and Bespoke Resources tariffs.

We have included tables below that show our gross third-party receivable balances and the related allowance for credit losses at September 30, 2026 and December 31, 2025, by reportable segment.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
September 30, 2026
Accounts receivable and unbilled revenues	$1,096.9	$341.5	$53.9	$1,492.3	$45.2	$6.2	$1,543.7
Allowance for credit losses	55.2	80.5	4.2	139.9	—	—	139.9
Accounts receivable and unbilled revenues, net (1)	$1,041.7	$261.0	$49.7	$1,352.4	$45.2	$6.2	$1,403.8

Total accounts receivable, net – past due greater than 90 days (1)	$57.6	$59.9	$7.3	$124.8	$—	$—	$124.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.0%	100.0%	—%	91.4%	—%	—%	91.4%

09/30/2026 Form 10-Q	15	WEC Energy Group, Inc.

(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Non-Utility Energy Infrastructure	Corporate and Other	WEC Energy Group Consolidated
December 31, 2025
Accounts receivable and unbilled revenues	$1,368.8	$654.8	$130.2	$2,153.8	$50.3	$7.3	$2,211.4
Allowance for credit losses	61.7	82.3	4.7	148.7	—	—	148.7
Accounts receivable and unbilled revenues, net (1)	$1,307.1	$572.5	$125.5	$2,005.1	$50.3	$7.3	$2,062.7

Total accounts receivable, net – past due greater than 90 days (1)	$46.4	$36.8	$6.6	$89.8	$—	$—	$89.8
Past due greater than 90 days – collection risk mitigated by regulatory mechanisms (1)	94.6%	100.0%	—%	89.9%	—%	—%	89.9%

(1)    Our exposure to credit losses for certain regulated utility customers is mitigated by regulatory mechanisms we have in place. Specifically, rates related to all of the customers in our Illinois segment, as well as the residential rates of WE, WPS, and WG in our Wisconsin segment, include riders or other mechanisms for cost recovery or refund of uncollectible expense based on the difference between the actual provision for credit losses and the amounts recovered in rates. As a result, at September 30, 2026, $842.4 million, or 60.0%, of our net accounts receivable and unbilled revenues balance had regulatory protections in place to mitigate the exposure to credit losses. See Note 24, Regulatory Environment, for more information on PGL and NSG's UEA rider for cost recovery or refund of uncollectible expense based on the difference between actual uncollectible write-offs and amounts recovered in rates.

A roll-forward of the allowance for credit losses by reportable segment is included below:

Three Months Ended September 30, 2026 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at July 1, 2026	$61.2	$83.7	$4.0	$148.9
Provision for credit losses	51.5	11.7	1.0	64.2
Provision for credit losses deferred for future recovery or refund	(33.6)	(8.2)	—	(41.8)
Write-offs charged against the allowance	(36.1)	(12.9)	(1.2)	(50.2)
Recoveries of amounts previously written off	12.2	6.2	0.4	18.8
Balance at September 30, 2026	$55.2	$80.5	$4.2	$139.9

Nine Months Ended September 30, 2026 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2026	$61.7	$82.3	$4.7	$148.7
Provision for credit losses	150.8	41.0	1.3	193.1
Provision for credit losses deferred for future recovery or refund	(84.7)	(7.9)	—	(92.6)
Write-offs charged against the allowance	(112.0)	(55.0)	(3.0)	(170.0)
Recoveries of amounts previously written off	39.4	20.1	1.2	60.7
Balance at September 30, 2026	$55.2	$80.5	$4.2	$139.9

Three Months Ended September 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at July 1, 2025	$52.3	$84.6	$5.3	$142.2
Provision for credit losses	21.8	11.6	(0.6)	32.8
Provision for credit losses deferred for future recovery or refund	(1.0)	(25.1)	—	(26.1)
Write-offs charged against the allowance	(35.7)	(12.2)	(5.0)	(52.9)
Recoveries of amounts previously written off	11.3	17.7	4.5	33.5
Balance at September 30, 2025	$48.7	$76.6	$4.2	$129.5

09/30/2026 Form 10-Q	16	WEC Energy Group, Inc.

Nine Months Ended September 30, 2025 (in millions)	Wisconsin	Illinois	Other States	WEC Energy Group Consolidated
Balance at January 1, 2025	$73.6	$83.9	$5.3	$162.8
Provision for credit losses	59.6	41.3	(0.1)	100.8
Provision for credit losses deferred for future recovery or refund	(14.0)	(39.4)	—	(53.4)
Write-offs charged against the allowance	(108.0)	(53.5)	(6.3)	(167.8)
Recoveries of amounts previously written off	37.5	44.3	5.3	87.1
Balance at September 30, 2025	$48.7	$76.6	$4.2	$129.5

On a consolidated basis, there was a $8.8 million decrease in the allowance for credit losses at September 30, 2026, compared to January 1, 2026. This decrease was largely driven by customer write-offs in Wisconsin and a decrease in past due accounts in both Wisconsin and Illinois that we believe was related to a continued focus on collection efforts and lower energy bills in the spring and summer months, enabling customers to pay down their arrears.

On a consolidated basis, there was a $33.3 million decrease in the allowance for credit losses at September 30, 2025, compared to January 1, 2025. This decrease was largely driven by customer write-offs in Wisconsin in addition to a decrease in past due account balances in Wisconsin that we believe was related to a continued focus on collection efforts and lower energy bills in the spring and summer months, enabling customers to pay down their arrears. Also, the allowance for credit losses in Illinois decreased based on the lower accounts receivable balance at the end of the period.

NOTE 6—REGULATORY ASSETS AND LIABILITIES

The following regulatory assets and liabilities were reflected on our balance sheets at September 30, 2026 and December 31, 2025. For more information on our regulatory assets and liabilities, see Note 6, Regulatory Assets and Liabilities, in our 2025 Annual Report on Form 10-K.

(in millions)	September 30, 2026	December 31, 2025
Regulatory assets
Plant retirement related items	$722.1	$768.6
Income tax related items	549.8	493.4
Environmental remediation costs	538.2	566.0
Pension and OPEB costs	506.5	564.5
AROs	215.0	185.1
Electric transmission costs	100.0	30.7
System support resource	85.0	92.6
Decoupling	78.7	43.8
Derivatives	66.2	57.7
Securitization	60.9	67.5
Uncollectible expense	49.3	123.9
Finance and operating leases	48.6	36.0
Revenue requirements of generation facilities (1)	27.8	4.2
Bluewater	22.2	37.7
Other, net	116.6	101.9
Total regulatory assets	$3,186.9	$3,173.6

Balance sheet presentation
Other current assets	$46.2	$17.3
Regulatory assets	3,140.7	3,156.3
Total regulatory assets	$3,186.9	$3,173.6

(1)These amounts primarily represent the deferral of the incremental revenue requirement of incurred costs resulting from changes to the retirement of certain generation facilities.

09/30/2026 Form 10-Q	17	WEC Energy Group, Inc.

(in millions)	September 30, 2026	December 31, 2025
Regulatory liabilities
Income tax related items	$1,770.4	$1,802.4
Removal costs	1,689.2	1,584.7
Pension and OPEB benefits	296.3	301.5
Energy costs refundable through rate adjustments	147.0	119.2
Settlement related to QIP and UEA riders	125.0	125.0
Uncollectible expense	93.4	73.1
Earnings sharing mechanisms	48.1	35.8
Derivatives	38.5	27.4
MERC property tax tracker	29.2	23.1
We Power escrowed costs (1)	20.1	15.1
Other, net	120.7	102.9
Total regulatory liabilities	$4,377.9	$4,210.2

Balance sheet presentation
Other current liabilities	$85.7	$88.9
Regulatory liabilities	4,292.2	4,121.3
Total regulatory liabilities	$4,377.9	$4,210.2

(1)We defer as a regulatory asset or liability the difference between actual costs associated with the We Power generation units and those included in rates until recovery or refund is authorized in a future rate proceeding.

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

The total net book value of OCPP Units 7 and 8 was $595.7 million at September 30, 2026, which does not include deferred taxes. This amount was classified as plant to be retired within property, plant, and equipment on our balance sheet. These units are included in rate base, and WE continues to depreciate them on a straight-line basis using the composite depreciation rates approved by the PSCW.

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

09/30/2026 Form 10-Q	18	WEC Energy Group, Inc.

2025 storm was increased from $8.8 million to $12.0 million in the third quarter of 2025 based on finalization of the damage assessment.

In addition, in June 2026, our Delilah I solar facility experienced minor damage from a storm, resulting in the recognition of a $1.7 million impairment loss within other operation and maintenance in the second quarter of 2026. In the third quarter of 2026, we increased the impairment by $1.3 million to $3.0 million based on finalization of the damage assessment.

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

NOTE 8—COMMON EQUITY

Stock-Based Compensation

During the nine months ended September 30, 2026, the Compensation Committee of our Board of Directors awarded the following stock-based compensation to our directors, officers, and certain other key employees:

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

09/30/2026 Form 10-Q	19	WEC Energy Group, Inc.

the EDA will depend on a variety of factors, including market conditions, the trading price of our common stock, capital needs, and our determination of the appropriate sources of funding. Any shares offered and sold under our October 2025 EDA will be done pursuant to our registration statement on Form S-3 filed with the SEC on August 5, 2024 and the related prospectus supplements.

We have entered into several forward sales contracts under our October 2025 EDA. The following table presents information related to the common stock sold under our outstanding forward sales contracts at September 30, 2026:

Forward Sale Contract Effective Date	Maturity Date	Shares	Initial Forward Price (1)
First quarter - 2026	September 30, 2027	757,000	$114.0796
Second quarter - 2026	December 31, 2027	2,607,398	111.4073
Third quarter - 2026	March 31, 2028	3,644,019	106.4837

(1)Amount represents the weighted-average initial forward price of the forward sales contracts that became effective during the quarter. The initial forward price is subject to adjustment on a daily basis based on a floating interest rate factor and will decrease by other fixed amounts as specified in the contract.

No amounts are recorded on our balance sheet with respect to these contracts until actual settlement occurs. The contracts require us, at our election, to either (i) physically settle the transaction by issuing shares of our stock in exchange for net cash proceeds at the then-applicable forward sales price or (ii) net settle the transaction through the delivery or receipt of cash or shares in accordance with the contract provisions. At September 30, 2026, we could have settled our outstanding forward sales contracts as follows:

(Dollars in millions)	Physical Share Settlement	Net Settlement
Forward Sale Contract Effective Date	Cash Proceeds	Cash Proceeds	Shares Received
First quarter - 2026	$86.3	$10.0	99,328
Second quarter - 2026	290.5	27.7	275,004
Third quarter - 2026	387.6	20.3	201,862

During the third quarter of 2026, we physically settled various forward sales contracts that were entered into under our October 2025 EDA. As a result of these settlements, we issued 3,027,623 shares of common stock at a weighted-average net price of $114.79 per share. The net proceeds from the issuance were $347.5 million.

We had the following changes to our outstanding common stock during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Common stock shares outstanding at beginning of period	325,849,383	321,866,395	325,461,519	317,680,855
Shares issued:
At-the-market offering program	3,027,623	3,075,416	3,027,623	6,579,783
Stock-based compensation	10,987	196,997	185,299	587,111
401(k)	18,437	70,200	65,711	185,300
Stock investment plan	85,899	85,244	252,177	261,203
Common stock shares outstanding at end of period	328,992,329	325,294,252	328,992,329	325,294,252

On October 15, 2026, our Board of Directors declared a quarterly cash dividend of $0.9525 per share, payable on December 1, 2026, to shareholders of record on November 13, 2026.

09/30/2026 Form 10-Q	20	WEC Energy Group, Inc.

Earnings Per Share

The following table shows the computation of our basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Numerator:
Net income attributed to common shareholders	$389.3	$271.3	$1,492.9	$1,240.9

Denominator:
Weighted average basic shares outstanding	326.6	323.5	326.0	320.7
Dilutive effect of stock-based compensation awards	0.5	0.5	0.5	0.5
Dilutive effect of convertible senior notes	1.7	1.6	2.1	1.2
Dilutive effect of forward equity sales contracts	—	—	0.1	—
Weighted average diluted shares	328.8	325.6	328.7	322.4

Basic EPS	$1.19	$0.84	$4.58	$3.87
Diluted EPS	$1.18	$0.83	$4.54	$3.85

NOTE 9—SHORT-TERM DEBT AND LINES OF CREDIT

The following table shows our short-term borrowings and their corresponding weighted-average interest rates:

(in millions, except percentages)	September 30, 2026	December 31, 2025
Commercial paper
Amount outstanding	$1,899.4	$1,921.3
Weighted-average interest rate on amounts outstanding	4.16%	3.89%
Operating expense loans
Amount outstanding (1)	$4.9	$3.4

(1)Coyote Ridge Wind, LLC, Tatanka Ridge, Samson I, Thunderhead, and Jayhawk have entered into operating expense loans. In accordance with their limited liability company operating agreements, they received loans from the holders of their noncontrolling interests in proportion to their ownership interests.

Our average amount of commercial paper borrowings based on daily outstanding balances during the nine months ended September 30, 2026 was $2,055.8 million with a weighted-average interest rate during the period of 3.97%.

The information in the table below relates to our revolving credit facilities used to support our commercial paper borrowing programs, including remaining available capacity under these facilities:

(in millions)	Maturity	September 30, 2026
WEC Energy Group	August 2030	$1,700.0
WE	August 2030	800.0
PGL	August 2030	600.0
WPS	August 2030	450.0
WG	August 2030	350.0
Total short-term credit capacity		$3,900.0

Less:
Letters of credit issued inside credit facilities		$2.3
Commercial paper outstanding		1,899.4
Available capacity under existing agreements		$1,998.3

09/30/2026 Form 10-Q	21	WEC Energy Group, Inc.

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

In September 2026, our $350.0 million of 5.60% Senior Notes due September 12, 2026, matured, and principal and accrued interest were paid with proceeds received from issuing commercial paper.

Convertible Senior Notes

As of September 30, 2026, the conditions allowing holders to convert their notes were not met. In accordance with the guidance in ASC Subtopic 470-20, Debt – Debt with Conversion and Other Options, the 2027 Notes, 2028 Notes, and 2029 Notes were accounted for in their entirety as a liability on our balance sheet. The following is a summary of our convertible debt instruments as of September 30, 2026:

(in millions)	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount	Fair Value Amount (1)
2027 Notes	$862.5	$(2.2)	$860.3	$922.6
2028 Notes	900.0	(5.9)	894.1	890.1
2029 Notes	862.5	(5.3)	857.2	955.2

(1)    The fair values are categorized in Level 2 of the fair value hierarchy. See Note 14, Fair Value Measurements, for more information on the levels of the fair value hierarchy.

The following table provides a summary of the interest expense recorded for each of the 2027 Notes, 2028 Notes, and 2029 Notes:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
2027 Notes
Contractual interest expense	$9.4	$9.4	$28.3	$28.3
Amortization of debt issuance costs	0.8	0.8	2.5	2.5
Total interest expense – 2027 Notes	10.2	10.2	30.8	30.8

2028 Notes
Contractual interest expense	7.6	7.6	22.8	9.4
Amortization of debt issuance costs	0.8	0.6	2.6	0.9
Total interest expense – 2028 Notes	$8.4	$8.2	$25.4	$10.3

2029 Notes
Contractual interest expense	9.4	9.4	28.3	28.3
Amortization of debt issuance costs	0.5	0.5	1.5	1.5
Total interest expense – 2029 Notes	$9.9	$9.9	$29.8	$29.8

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

09/30/2026 Form 10-Q	22	WEC Energy Group, Inc.

In August 2026, WE issued an additional $300.0 million of its 5.10% Debentures, due June 15, 2036, and used the net proceeds to repay short-term debt and for other general corporate purposes.

Wisconsin Public Service Corporation

In January 2026, WPS issued $300.0 million of 4.25% Senior Notes, due January 15, 2031, and used the net proceeds to repay short-term debt and for other general corporate purposes.

In August 2026, WPS issued $300.0 million of 6.05% Senior Notes, due August 15, 2056, and used the net proceeds to repay short-term debt and for other general corporate purposes.

Wisconsin Gas LLC

In October 2026, WG issued $50.0 million of 5.60% Debentures, due November 1, 2031, and $50.0 million of 5.90% Debentures, due November 1, 2036, and used the net proceeds to repay short-term debt and for other general corporate purposes

The Peoples Gas Light and Coke Company

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

NOTE 11—LEASES

Obligations Under Finance Leases

During 2026, WE and WPS, along with an unaffiliated utility, acquired various land leases related to our investments in utility solar generation. Each lease has an initial term and one or more optional extensions. We expect the optional extensions to be exercised, and, as a result, all of the land leases are being amortized over an extended term. The weighted-average remaining lease term for these land leases was 50.1 years at September 30, 2026. Once a solar project achieves commercial operation, the lease liability will be remeasured to reflect the final total acres being leased.

The right of use assets obtained in exchange for these finance lease liabilities was $43.1 million. Our total obligation under these land-related leases was $43.9 million at September 30, 2026, and was included in finance lease obligations on our balance sheet. Our finance lease right of use asset related to these leases was $42.8 million as of September 30, 2026, and was included in property, plant, and equipment on our balance sheet. Our weighted-average discount rate for these leases was 6.39%. We used an estimate of the fully collateralized incremental borrowing rate based upon information available for similarly rated companies in determining the present value of lease payments.

09/30/2026 Form 10-Q	23	WEC Energy Group, Inc.

Future minimum lease payments and the corresponding present value of our net minimum lease payments under these land-related leases as of September 30, 2026, were as follows:

(in millions)	Finance Leases
Three Months Ended December 31, 2026	$—
2027	2.3
2028	2.4
2029	2.4
2030	2.4
2031	2.5
Thereafter	164.6
Total minimum lease payments	176.6
Less: Interest	(132.7)
Present value of minimum lease payments	43.9
Less: Short-term lease liabilities	—
Long-term lease liabilities	$43.9

NOTE 12—MATERIALS, SUPPLIES, AND INVENTORIES

Our inventories consisted of:

(in millions)	September 30, 2026	December 31, 2025
Materials and supplies	$428.9	$416.4
Natural gas in storage	357.5	292.5
Fossil fuel	78.8	94.5
Total	$865.2	$803.4

PGL and NSG price natural gas storage injections at the calendar year average of the costs of natural gas supply purchased. Withdrawals from storage are priced on the LIFO cost method. For interim periods, the difference between current projected replacement cost and the LIFO cost for quantities of natural gas temporarily withdrawn from storage is recorded as a temporary LIFO liquidation debit or credit. At September 30, 2026, all LIFO layers were replenished, and the LIFO liquidation balance was zero.

Substantially all other materials and supplies, natural gas in storage, and fossil fuel inventories are recorded using the weighted-average cost method of accounting.

09/30/2026 Form 10-Q	24	WEC Energy Group, Inc.

NOTE 13—INCOME TAXES

Statutory Rate Reconciliation

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to income before income taxes as a result of the following:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$437.3		$304.6
United States federal statutory income tax rate	$91.6	21.0%	$64.3	21.0%
State and local income taxes net of federal tax effect (1)	25.9	5.9%	18.5	6.0%
Tax credits
PTCs, net (2)	(48.1)	(11.1)%	(33.4)	(10.9)%
Other	(1.7)	(0.4)%	(1.3)	(0.4)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(6.1)	(1.4)%	(4.6)	(1.5)%
Other	1.4	0.4%	2.3	0.8%
Changes in unrecognized tax benefits	0.1	—%	0.1	—%
Other adjustments
Federal excess deferred tax amortization (4)	(8.2)	(1.9)%	(6.5)	(2.1)%
Other, net	(7.9)	(1.8)%	(5.0)	(1.6)%
Total income tax expense	$47.0	10.7%	$34.4	11.3%

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in millions)	Amount	Effective Tax Rate	Amount	Effective Tax Rate
Income before income taxes	$1,624.5		$1,353.3
United States federal statutory income tax rate	$340.2	21.0%	$284.7	21.0%
State and local income taxes net of federal tax effect (1)	93.9	5.8%	82.2	6.1%
Tax credits
PTCs, net (2)	(216.6)	(13.4)%	(194.0)	(14.3)%
Other	(7.1)	(0.4)%	(5.9)	(0.4)%
Nontaxable or nondeductible items
AFUDC-Equity (3)	(33.0)	(2.0)%	(15.8)	(1.2)%
Other	9.4	0.6%	8.0	0.6%
Changes in unrecognized tax benefits	0.1	—%	0.2	—%
Other adjustments
Federal excess deferred tax amortization (4)	(33.5)	(2.1)%	(32.0)	(2.4)%
Other, net	(26.3)	(1.7)%	(12.8)	(0.9)%
Total income tax expense	$127.1	7.8%	$114.6	8.5%

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

09/30/2026 Form 10-Q	25	WEC Energy Group, Inc.

The IRA contains a tax credit transferability provision that allows us to sell PTCs and ITCs produced after December 31, 2022, to third parties. Under this transferability provision, we entered into agreements to sell substantially all of the PTCs and ITCs we generated in 2025 to third parties. We have also entered into agreements to sell the majority of PTCs that we expect to generate in 2026 and a portion of the PTCs that we expect to generate in 2027 and 2028 to third parties. We elect to account for tax credits transferred under the scope of ASC 740. We include the discount from the sale of tax credits as a component of income tax expense. We also include any expected proceeds from the sale of tax credits in the evaluation of the realizability of deferred tax assets related to PTCs and ITCs. The sale of tax credits is presented in the operating activities section of the statements of cash flows consistent with the presentation of cash taxes paid.

Cash Paid (Received) For Income Taxes, Net

The table below is a summary of income taxes paid (received) by jurisdiction:

	Nine Months Ended September 30
(in millions)	2026		2025
Federal	$(199.4)	(1)	$(195.0)	(2)
State	0.2		(25.0)
Total income taxes received, net	$(199.2)		$(220.0)

(1)    Amount includes $153.3 million of cash received related to third-party sales of both 2026 and 2025 PTCs, and $81.6 million of cash received related to third-party sales of 2025 ITCs.

(2)    Amount includes $195.0 million of cash received related to third party sales of both 2025 and 2024 PTCs.

The table below is a summary of income taxes received (net of refunds) that exceeded five percent of total income taxes paid or received (net of refunds) by jurisdiction. There was no jurisdiction exceeding the threshold for the nine months ended September 30, 2026.

(in millions)	Nine Months Ended September 30, 2025
Wisconsin	$(25.0)

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

09/30/2026 Form 10-Q	26	WEC Energy Group, Inc.

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

The following tables summarize our financial assets and liabilities that were accounted for at fair value on a recurring basis, categorized by level within the fair value hierarchy:

	September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$2.3	$17.2	$—	$19.5
FTRs	—	—	14.7	14.7
Total derivative assets	$2.3	$17.2	$14.7	$34.2

Investments held in rabbi trust	$44.2	$—	$—	$44.2

Derivative liabilities
Natural gas contracts	$48.2	$9.0	$—	$57.2

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Derivative assets
Natural gas contracts	$1.5	$18.3	$—	$19.8
FTRs	—	—	6.5	6.5
Total derivative assets	$1.5	$18.3	$6.5	$26.3

Investments held in rabbi trust	$42.0	$—	$—	$42.0

Derivative liabilities
Natural gas contracts	$23.3	$8.4	$—	$31.7
FTRs	—	—	0.8	0.8
Total derivative liabilities	$23.3	$8.4	$0.8	$32.5

The tables above include derivative assets and liabilities for options, futures, physical commodity contracts, and other instruments used to manage market risks related to changes in commodity prices. Both tables also include FTRs used at our electric utilities to manage electric transmission congestion costs in the MISO Energy Markets. Additionally, the December 31, 2025 table includes FTRs used at certain of our non-utility wind parks to manage electric transmission congestion costs in the MISO Energy Markets, which were all settled during the first six months of 2026.

We hold investments in the Integrys rabbi trust. These investments are used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans. These investments are included in other long-term assets on our balance sheets. For the three months ended September 30, 2026 and 2025, the net unrealized gains included in earnings related to the investments held at the end of the period were $0.7 million and $3.0 million, respectively. For the nine months ended September 30, 2026 and 2025, the net unrealized gains included in earnings related to the investments held at the end of the period were $4.6 million and $4.9 million, respectively.

09/30/2026 Form 10-Q	27	WEC Energy Group, Inc.

The following table summarizes the changes to derivatives classified as Level 3 in the fair value hierarchy:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Balance at the beginning of the period	$24.3	$19.0	$5.7	$7.8
Purchases	0.1	—	28.3	23.7
Net realized and unrealized losses included in earnings (1)	—	(0.1)	—	(0.1)
Sales	(0.2)	—	(0.6)	—
Settlements	(9.5)	(8.3)	(18.7)	(20.8)
Balance at the end of the period	$14.7	$10.6	$14.7	$10.6
Net unrealized losses included in earnings attributable to Level 3 derivatives held at the end of the reporting period (1)	$—	$(0.1)	$—	$(0.1)

(1)Amounts relate to FTRs and TCRs included in our non-utility energy infrastructure segment. These net realized and unrealized losses were recorded in operating revenues on our income statements. During the first six months of 2026, all remaining FTRs used in our non-utility operations were settled. Our TCRs were all settled during the year ended December 31, 2025.

Fair Value of Financial Instruments

The following table shows the financial instruments included on our balance sheets that were not recorded at fair value:

	September 30, 2026		December 31, 2025
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Preferred stock of subsidiary	$30.4	$21.1	$30.4	$21.2
Long-term debt, including current portion	20,851.7	19,321.4	20,017.5	19,609.1

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

09/30/2026 Form 10-Q	28	WEC Energy Group, Inc.

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

	September 30, 2026		December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Current
Natural gas contracts	$19.3	$55.2	$19.7	$30.0
FTRs	14.7	—	6.5	0.8
Total current	34.0	55.2	26.2	30.8

Long-term
Natural gas contracts	0.2	2.0	0.1	1.7

Total	$34.2	$57.2	$26.3	$32.5

Realized gains and losses on derivatives used in our regulated utility operations are recorded in cost of sales upon settlement; however, they may be subsequently deferred for future rate recovery or refund as the gains and losses are included in our utilities’ fuel and natural gas cost recovery mechanisms. Realized gains and losses on FTRs and TCRs used in our non-utility operations were recorded in operating revenues on the income statements. During the first six months of 2026, all remaining FTRs used in our non-utility operations were settled. Our TCRs were all settled during the year ended December 31, 2025. Our realized gains and losses and the estimated notional volumes related to these settlements were as follows:

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	39.5 Dth	$(23.0)	37.6 Dth	$(13.6)
FTRs and TCRs
Regulated utility operations	6.6 MWh	19.6	6.8 MWh	6.7
Non-utility operations	— MWh	—	— MWh	(0.1)
Total		$(3.4)		$(7.0)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(in millions)	Volumes	Gains (Losses)	Volumes	Gains (Losses)
Natural gas contracts	151.1 Dth	$(10.2)	146.4 Dth	$(9.0)
FTRs and TCRs
Regulated utility operations	18.5 MWh	25.6	20.6 MWh	11.4
Non-utility operations	0.1 MWh	0.1	0.6 MWh	—
Total		$15.5		$2.4

On our balance sheets, the amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral are not offset against the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. At September 30, 2026 and December 31, 2025, we had posted cash collateral of $92.2 million and $41.4 million, respectively. These amounts were recorded on our balance sheets in other current assets. At September 30, 2026, we had also received cash collateral of $2.0 million. This amount was recorded on our balance sheet in other current liabilities.

The following table shows derivative assets and derivative liabilities if derivative instruments by counterparty were presented net on our balance sheets:

	September 30, 2026			December 31, 2025
(in millions)	Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Gross amount recognized on the balance sheet	$34.2	$57.2		$26.3	$32.5
Gross amount not offset on the balance sheet	(4.1)	(50.0)	(1)	(2.0)	(23.8)	(2)
Net amount	$30.1	$7.2		$24.3	$8.7

(1)Includes cash collateral posted of $45.9 million.

09/30/2026 Form 10-Q	29	WEC Energy Group, Inc.

(2)Includes cash collateral posted of $21.8 million.

Cash Flow Hedges

We previously entered into forward interest rate swap agreements to mitigate the interest rate exposure associated with the issuance of long-term debt related to the acquisition of Integrys. These swap agreements were settled in 2015, and we continue to amortize amounts out of accumulated other comprehensive loss into interest expense over the periods in which the interest costs are recognized in earnings. The derivative gains related to these swap agreements reclassified from accumulated other comprehensive loss to interest expense during the three and nine months ended September 30, 2026 and 2025 were not significant. At September 30, 2026, the amount expected to be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months was also not significant.

NOTE 16—GUARANTEES

The following table shows our outstanding guarantees:

	Total Amounts Committed at September 30, 2026	Expiration

(in millions)		Less Than 1 Year	1 to 3 Years	Over 3 Years
Standby letters of credit (1)	$179.3	$21.4	$30.2	$127.7
Surety bonds (2)	46.5	23.3	23.2	—
Other guarantees (3)	10.9	—	—	10.9
Total guarantees	$236.7	$44.7	$53.4	$138.6

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

NOTE 17—EMPLOYEE BENEFITS

The following tables show the components of net periodic benefit cost (credit) (including amounts capitalized to our balance sheets) for our benefit plans:

	Pension Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Service cost	$5.6	$5.2	$16.8	$15.7
Interest cost	28.7	29.6	85.9	89.0
Expected return on plan assets	(42.8)	(43.8)	(128.2)	(131.5)
Gain on plan settlement	(1.0)	(0.7)	(1.0)	(0.7)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of net actuarial loss	10.5	9.0	31.8	32.1
Net periodic benefit cost (credit)	$1.0	$(0.7)	$5.2	$4.5

09/30/2026 Form 10-Q	30	WEC Energy Group, Inc.

	OPEB Benefits
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Service cost	$3.1	$2.9	$9.3	$8.5
Interest cost	6.6	6.4	19.8	19.2
Expected return on plan assets	(14.5)	(13.6)	(43.4)	(40.7)
Amortization of prior service credit	(1.3)	(1.4)	(3.9)	(6.4)
Amortization of net actuarial gain	(2.2)	(2.2)	(6.3)	(5.9)
Net periodic benefit credit	$(8.3)	$(7.9)	$(24.5)	$(25.3)

During the nine months ended September 30, 2026, we made contributions and payments of $9.1 million related to our pension plans and $1.4 million related to our OPEB plans. We expect to make contributions and payments of $2.7 million related to our pension plans and $0.9 million related to our OPEB plans during the remainder of 2026, dependent upon various factors affecting us, including our liquidity position and possible tax law changes.

Certain of our utility subsidiaries utilize escrow accounting for our current pension and OPEB costs, as approved by the PSCW. As of September 30, 2026 and December 31, 2025, our balance sheets included regulatory liabilities of $26.9 million and $14.7 million, respectively, for pension costs and regulatory assets of $2.8 million and $0.7 million, respectively, for OPEB costs. In accordance with our PSCW rate orders, we amortize the related regulatory assets and liabilities. The above tables do not reflect any adjustments for the creation or amortization of these regulatory assets and liabilities.

NOTE 18—GOODWILL AND INTANGIBLES

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the identifiable net assets acquired. The table below shows our goodwill balances by segment at September 30, 2026. We had no changes to the carrying amount of goodwill during the nine months ended September 30, 2026.

(in millions)	Wisconsin	Illinois	Other States	Non-Utility Energy Infrastructure	Total
Goodwill balance (1)	$2,104.3	$758.7	$183.2	$6.6	$3,052.8

(1)We had no accumulated impairment losses related to our goodwill as of September 30, 2026.

During the third quarter of 2026, annual impairment tests were completed at all of our reporting units that carried a goodwill balance as of July 1, 2026. No impairments resulted from these tests.

Other Indefinite-Lived Intangible Assets

At September 30, 2026 and December 31, 2025, we had $229.7 million and $44.4 million, respectively, of other indefinite-lived intangible assets included in other long-term assets on our balance sheets. In July 2026, WE and WPS entered into an option agreement and made a refundable aggregate payment of $170.8 million for exclusive rights to purchase certain generation projects to be constructed in Wisconsin. In October 2025, we entered into an option agreement for exclusive rights to purchase land for future generation development in Wisconsin. We have made two annual option payments for exclusive rights to purchase the land and incurred total costs of $29.6 million and $15.1 million as of September 30, 2026 and December 31, 2025, respectively, with a right to exercise our option before December 31, 2030. In addition, we have other indefinite-lived intangible assets consisting of $24.1 million of spectrum frequencies, which enable our utilities to transmit data and voice communications over a wavelength dedicated to us throughout our service territories. We also have $5.2 million of other indefinite-lived intangible assets, consisting of a MGU trade name from a previous acquisition.

Finite-Lived Intangible Assets

At September 30, 2026 and December 31, 2025, we had $18.3 million and $17.4 million, respectively, of finite-lived intangible assets included in other long-term assets on our balance sheets. These assets largely consist of a PPA for Maple Flats Solar Energy Center LLC acquired by WECI in November 2024, with a gross carrying amount of $18.8 million. The PPA is being amortized over a useful life

09/30/2026 Form 10-Q	31	WEC Energy Group, Inc.

of 15 years and expires in 2039. At September 30, 2026 and December 31, 2025, accumulated amortization related to the intangible assets was $2.3 million and $1.4 million, respectively. Amortization was not material for the three and nine months ended September 30, 2026 and 2025. Amortization to be recorded as a decrease to operating revenues is expected to be $1.3 million in each of the next five years.

Intangible Liabilities

The intangible liabilities below were all obtained through acquisitions by WECI.

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
PPAs (1)	$751.2	$(220.9)	$530.3	$751.2	$(176.5)	$574.7
Proxy revenue swap (2)	7.2	(5.5)	1.7	7.2	(4.9)	2.3
Interconnection agreements (3)	4.7	(1.5)	3.2	4.7	(1.4)	3.3
Total intangible liabilities	$763.1	$(227.9)	$535.2	$763.1	$(182.8)	$580.3

(1)    Represents PPAs related to the acquisitions of Blooming Grove, Tatanka Ridge, Jayhawk, Thunderhead, Samson I, Sapphire Sky Wind Energy LLC, Delilah I, and Hardin III expiring between 2030 and 2040. The weighted-average remaining useful life of the PPAs is 9 years. See Note 2, Acquisitions, for more information on recent WECI acquisitions.

(2)    Represents an agreement with a counterparty to swap the market revenue of Upstream Wind Energy LLC's wind generation for fixed quarterly payments over 10 years, which expires in 2029. The remaining useful life of the proxy revenue swap is two years.

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

Amortization related to these intangible liabilities for the three and nine months ended September 30, 2026, was $15.1 million and $45.1 million, respectively. Amortization related to these intangible liabilities for the three and nine months ended September 30, 2025, was $14.7 million and $43.4 million, respectively. Amortization for the next five years, including amounts recorded through September 30, 2026, is estimated to be:

	For the Years Ending December 31
(in millions)	2026	2027	2028	2029	2030
Amortization to be recorded as an increase to operating revenues	$59.9	$59.9	$59.9	$59.3	$59.1
Amortization to be recorded as a decrease to other operation and maintenance	0.2	0.2	0.2	0.2	0.2

09/30/2026 Form 10-Q	32	WEC Energy Group, Inc.

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

	Three Months Ended September 30, 2026
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,398.1	$22.6	$2,420.7
Add: Earnings from equity method investment	65.5	0.3	65.8
Add: Capital contributions	60.6	—	60.6
Less: Distributions	50.0	—	50.0
Less: Other	0.1	—	0.1
Balance at end of period	$2,474.1	$22.9	$2,497.0

	Three Months Ended September 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,177.5	$22.6	$2,200.1
Add: Earnings from equity method investment	54.2	0.6	54.8
Add: Capital contributions	54.6	—	54.6
Less: Distributions	40.7	—	40.7
Balance at end of period	$2,245.6	$23.2	$2,268.8

	Nine Months Ended September 30, 2026
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,256.9	$23.5	$2,280.4
Add: Earnings from equity method investment	186.9	1.0	187.9
Add: Capital contributions	173.0	—	173.0
Less: Distributions	142.7	1.6	144.3
Balance at end of period	$2,474.1	$22.9	$2,497.0

	Nine Months Ended September 30, 2025
(in millions)	ATC	ATC Holdco	Total
Balance at beginning of period	$2,085.1	$23.8	$2,108.9
Add: Earnings from equity method investment	154.5	5.8	160.3
Add: Capital contributions	142.4	—	142.4
Less: Distributions	136.4	6.4	142.8
Balance at end of period	$2,245.6	$23.2	$2,268.8

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

The following table summarizes our significant related party transactions with ATC:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Charges to ATC for services and construction	$5.4	$4.2	$18.8	$13.7
Charges from ATC for network transmission services	129.3	116.8	387.5	350.2
Net refund from ATC related to FERC ROE orders	—	2.1	1.3	3.8

09/30/2026 Form 10-Q	33	WEC Energy Group, Inc.

Our balance sheets included the following receivables and payables for services provided to or received from ATC:

(in millions)	September 30, 2026	December 31, 2025
Accounts receivable for services provided to ATC	$1.8	$1.6
Accounts payable for services received from ATC	43.7	38.4
Amounts due from ATC for transmission infrastructure upgrades (1)	38.0	32.2

(1)These transmission infrastructure upgrades were primarily related to the construction of WE's, WPS's, and UMERC's renewable energy projects.

Summarized financial data for ATC is included in the tables below:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
Income statement data
Operating revenues	$280.8	$245.1	$820.1	$721.2
Operating expenses	129.4	116.9	386.4	351.2
Other expense, net	47.3	41.4	135.8	123.2
Net income	$104.1	$86.8	$297.9	$246.8

(in millions)	September 30, 2026	December 31, 2025
Balance sheet data
Current assets	$165.8	$137.5
Noncurrent assets	8,470.0	7,590.8
Total assets	$8,635.8	$7,728.3

Current liabilities	$619.4	$839.8
Long-term debt	3,798.5	3,156.3
Other noncurrent liabilities	768.5	638.9
Members' equity	3,449.4	3,093.3
Total liabilities and members' equity	$8,635.8	$7,728.3

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

At September 30, 2026, we reported six segments, which are described below. All of our operations are located within the United States.

•The Wisconsin segment includes the electric and natural gas utility operations of WE, WPS, WG, and UMERC.

09/30/2026 Form 10-Q	34	WEC Energy Group, Inc.

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

09/30/2026 Form 10-Q	35	WEC Energy Group, Inc.

The following tables show summarized financial information related to our reportable segments for the three and nine months ended September 30, 2026 and 2025:

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2026
External revenues	$1,964.7	$183.2	$60.9	$2,208.8	$—	$81.8	$—	$—	$2,290.6
Intersegment revenues	—	—	—	—	—	119.1	—	(119.1)	—
Fuel and purchased power	559.1	—	—	559.1	—	—	—	—	559.1
Cost of natural gas sold	50.3	27.4	23.3	101.0	—	0.8	—	(9.7)	92.1
Other operation and maintenance	479.3	89.2	24.7	593.2	—	30.9	(8.1)	(1.6)	614.4
Depreciation and amortization	271.8	67.1	13.5	352.4	—	60.4	5.6	(29.4)	389.0
Property and revenue taxes	49.0	11.2	6.8	67.0	—	5.3	—	—	72.3
Equity in earnings of transmission affiliates	—	—	—	—	65.8	—	—	—	65.8
Other income, net (1)	43.6	2.6	0.3	46.5	—	0.7	11.3	(9.0)	49.5
Interest expense	175.0	21.1	4.8	200.9	3.9	30.0	94.3	(87.4)	241.7
Income tax expense (benefit)	61.8	(9.0)	(3.1)	49.7	15.6	(19.3)	1.0	—	47.0
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net income attributed to noncontrolling interests	—	—	—	—	—	(0.7)	—	—	(0.7)
Net income (loss) attributed to common shareholders	$361.7	$(21.2)	$(8.8)	$331.7	$46.3	$92.8	$(81.5)	$—	$389.3

Other Segment Disclosures
Three Months Ended September 30, 2026
Capital expenditures, including AFUDC-Debt and asset acquisitions	$1,011.1	$123.4	$37.3	$1,171.8	$—	$19.2	$7.6	$—	$1,198.6
Balance at September 30, 2026
Equity method investments	19.7	—	—	19.7	2,497.0	—	56.9	—	2,573.6
Total assets (2)	36,318.6	8,047.2	1,718.3	46,084.1	2,497.0	7,661.1	1,298.8	(3,643.5)	53,897.5

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at September 30, 2026 reflect an elimination of $2,552.4 million for all lease activity between We Power and WE.

09/30/2026 Form 10-Q	36	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Three Months Ended September 30, 2025
External revenues	$1,791.6	$183.5	$53.0	$2,028.1	$—	$75.9	$—	$—	$2,104.0
Intersegment revenues	—	—	—	—	—	117.4	—	(117.4)	—
Fuel and purchased power	502.4	—	—	502.4	—	—	—	—	502.4
Cost of natural gas sold	75.8	21.4	17.5	114.7	—	0.8	—	(9.8)	105.7
Other operation and maintenance	443.7	108.0	23.6	575.3	—	34.6	(3.2)	(1.6)	605.1
Depreciation and amortization	255.7	65.0	12.5	333.2	—	60.6	5.2	(25.6)	373.4
Property and revenue taxes	44.5	11.4	6.6	62.5	—	5.3	—	—	67.8
Equity in earnings of transmission affiliates	—	—	—	—	54.8	—	—	—	54.8
Other income, net (1)	25.0	2.1	0.1	27.2	—	0.8	3.7	(7.9)	23.8
Interest expense	158.9	21.8	5.0	185.7	4.8	30.5	90.9	(88.3)	223.6
Income tax expense (benefit)	54.0	(11.5)	(3.2)	39.3	12.7	(24.2)	6.6	—	34.4
Preferred stock dividends of subsidiary	0.3	—	—	0.3	—	—	—	—	0.3
Net loss attributed to noncontrolling interests	—	—	—	—	—	1.4	—	—	1.4
Net income (loss) attributed to common shareholders	$281.3	$(30.5)	$(8.9)	$241.9	$37.3	$87.9	$(95.8)	$—	$271.3

Other Segment Disclosures
Three Months Ended September 30, 2025
Capital expenditures, including AFUDC-Debt and asset acquisitions	$1,385.7	$93.9	$29.7	$1,509.3	$—	$58.3	$6.9	$—	$1,574.5
Balance at September 30, 2025
Equity method investments	17.3	—	—	17.3	2,268.8	—	55.3	—	2,341.4
Total assets (2)	32,467.2	8,049.4	1,651.7	42,168.3	2,268.8	7,809.9	1,199.4	(3,637.5)	49,808.9

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

(2)    Total assets at September 30, 2025 reflect an elimination of $2,613.4 million for all lease activity between We Power and WE.

09/30/2026 Form 10-Q	37	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2026
External revenues	$5,924.5	$1,195.1	$402.5	$7,522.1	$—	$264.8	$—	$—	$7,786.9
Intersegment revenues	—	—	—	—	—	362.4	—	(362.4)	—
Fuel and purchased power	1,392.6	—	—	1,392.6	—	—	—	—	1,392.6
Cost of natural gas sold	687.7	335.1	209.2	1,232.0	—	6.0	—	(32.8)	1,205.2
Other operation and maintenance	1,389.4	310.3	78.3	1,778.0	—	79.5	(10.2)	(7.1)	1,840.2
Depreciation and amortization	802.6	199.4	39.7	1,041.7	—	181.8	16.5	(86.3)	1,153.7
Property and revenue taxes	148.8	33.5	20.5	202.8	—	15.8	0.1	—	218.7
Equity in earnings of transmission affiliates	—	—	—	—	187.9	—	—	—	187.9
Other income, net (1)	138.9	6.7	0.6	146.2	—	1.9	36.9	(25.8)	159.2
Interest expense	499.1	63.3	15.0	577.4	11.8	90.6	281.3	(262.0)	699.1
Income tax expense (benefit)	164.3	73.0	10.4	247.7	43.7	(80.3)	(84.0)	—	127.1
Preferred stock dividends of subsidiary	0.9	—	—	0.9	—	—	—	—	0.9
Net income attributed to noncontrolling interests	—	—	—	—	—	(3.6)	—	—	(3.6)
Net income (loss) attributed to common shareholders	$978.0	$187.2	$30.0	$1,195.2	$132.4	$332.1	$(166.8)	$—	$1,492.9

Other Segment Disclosures
Capital expenditures, including AFUDC-Debt and asset acquisitions	$2,883.2	$271.9	$82.1	$3,237.2	$—	$65.8	$18.7	$—	$3,321.7

(1)    Includes amounts that are not material for interest income and other equity earnings from investments other than from transmission affiliates.

09/30/2026 Form 10-Q	38	WEC Energy Group, Inc.

	Utility Operations
(in millions)	Wisconsin	Illinois	Other States	Total Utility Operations	Electric Transmission	Non-Utility Energy Infrastructure	Corporate and Other	Reconciling Eliminations	WEC Energy Group Consolidated
Nine Months Ended September 30, 2025
External revenues	$5,438.7	$1,242.4	$362.4	$7,043.5	$—	$219.5	$—	$—	$7,263.0
Intersegment revenues	—	—	—	—	—	357.5	—	(357.5)	—
Fuel and purchased power	1,284.5	—	—	1,284.5	—	—	—	—	1,284.5
Cost of natural gas sold	582.7	339.1	165.1	1,086.9	—	6.6	—	(33.7)	1,059.8
Other operation and maintenance	1,274.8	367.3	76.2	1,718.3	—	107.6	(9.5)	(7.1)	1,809.3
Depreciation and amortization	749.5	194.2	37.0	980.7	—	179.6	16.2	(74.3)	1,102.2
Property and revenue taxes	135.0	44.6	19.9	199.5	—	15.6	0.1	—	215.2
Equity in earnings of transmission affiliates	—	—	—	—	160.3	—	—	—	160.3
Other income, net (1)	62.4	6.5	0.3	69.2	—	2.2	20.3	(23.3)	68.4
Interest expense	478.6	67.1	14.0	559.7	14.5	92.6	266.3	(265.7)	667.4
Income tax expense (benefit)	171.5	66.4	12.8	250.7	36.0	(98.7)	(73.4)	—	114.6
Preferred stock dividends of subsidiary	0.9	—	—	0.9	—	—	—	—	0.9
Net loss attributed to noncontrolling interests	—	—	—	—	—	3.1	—	—	3.1
Net income (loss) attributed to common shareholders	$823.6	$170.2	$37.7	$1,031.5	$109.8	$279.0	$(179.4)	$—	$1,240.9

Other Segment Disclosures
Capital expenditures, including AFUDC-Debt and asset acquisitions	$2,716.8	$219.3	$84.9	$3,021.0	$—	$490.4	$14.7	$—	$3,526.1

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

09/30/2026 Form 10-Q	39	WEC Energy Group, Inc.

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

The following table summarizes the impact of WEPCo Environmental Trust on our balance sheets:

(in millions)	September 30, 2026	December 31, 2025
Assets
Other current assets (restricted cash)	$4.6	$2.0
Regulatory assets	60.9	67.5
Other long-term assets (restricted cash)	0.6	0.6

Liabilities
Current portion of long-term debt	9.4	9.3
Accounts payable	—	0.1
Other current liabilities (accrued interest)	0.3	0.1
Long-term debt	62.8	67.4

Investment in Transmission Affiliates

We own approximately 60% of ATC, a for-profit, electric transmission company regulated by the FERC and certain state regulatory commissions. We have determined that ATC is a VIE but consolidation is not required since we are not ATC's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC's economic performance. Therefore, we account for ATC as an equity method investment. At September 30, 2026 and December 31, 2025, our equity investment in ATC was $2,474.1 million and $2,256.9 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC.

We also own approximately 75% of ATC Holdco, a separate entity formed in December 2016 to invest in transmission-related projects outside of ATC's traditional footprint. We have determined that ATC Holdco is a VIE but consolidation is not required since we are not ATC Holdco's primary beneficiary. As a result of our limited voting rights, we do not have the power to direct the activities that most significantly impact ATC Holdco's economic performance. Therefore, we account for ATC Holdco as an equity method investment. At September 30, 2026 and December 31, 2025, our equity investment in ATC Holdco was $22.9 million and $23.5 million, respectively, which approximates our maximum exposure to loss as a result of our involvement with ATC Holdco.

09/30/2026 Form 10-Q	40	WEC Energy Group, Inc.

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

Our minimum future commitments related to these purchase obligations as of September 30, 2026, including those of our subsidiaries, were approximately $11.0 billion.

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

In February 2026, the EPA published a final rule rescinding the 2009 declaration that determined that CO2 and other GHGs endanger public health and welfare. The "endangerment finding" has been the legal underpinning of a host of climate regulations under the Clean Air Act. Litigation over the rule has been initiated in the D.C. Circuit Court of Appeals.

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

09/30/2026 Form 10-Q	41	WEC Energy Group, Inc.

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

In February 2025, the State of Wisconsin filed a petition for review of this reclassification in the United States Court of Appeals for the Seventh Circuit and was granted a stay of the reclassification in September 2025, pending the Court's review. The case is being held in abeyance and Southeast Wisconsin is currently under a "moderate" reclassification status pending a further court order. In August 2026, Clean Wisconsin and Sierra Club filed a motion to intervene and defend the final rule reclassifying the nonattainment area from "moderate" to "serious".

A nonattainment status of "serious" could have a material adverse effect on future permitting activities for our facilities in applicable locations, including additional costs associated with more strenuous emission control requirements or the need to purchase emission reduction credits.

Particulate Matter

All counties within our service territories are currently in attainment with current 2012 NAAQS for PM2.5. In February 2024, the EPA finalized a rule which lowered the primary (health-based) annual PM2.5 NAAQS from 12 µg/m3 to 9 µg/m3 (the "2024 PM2.5 Standard"). In February 2025, the Wisconsin Department of Natural Resources submitted a State Implementation Plan to the EPA recommending Wisconsin be designated as an attainment area under the 2024 PM2.5 Standard. The EPA has not yet issued its attainment designations. A designation of nonattainment status could impact future permitting activities for facilities in applicable locations, including the potential need for improved or new air pollution control equipment. We do not expect the 2024 PM2.5 Standard to have a material impact on our units.

In November 2025, the EPA filed a motion in the litigation pending in the D.C. Circuit Court of Appeals to vacate the 2024 PM2.5 Standard. The court issued an order in June 2026, denying the EPA's motion. The 2024 PM2.5 Standard therefore remains in effect. Previously, in April 2026, the State of Wisconsin signed onto a complaint filed in California that seeks an order directing the EPA to implement the 2024 PM2.5 Standard and make nonattainment designations. In July 2026, the Northern District Court of California ordered the EPA to publish final designations for all areas of the country no later than February 6, 2027. The EPA is appealing the order while continuing to move forward with completing the designations. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

09/30/2026 Form 10-Q	42	WEC Energy Group, Inc.

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

In September 2026, the EPA issued two actions for addressing the 2024 GHG Power Plant Rule. The EPA issued a final rule repealing carbon capture, storage-based standards, and emission guidelines and a proposed supplemental rule that would repeal all GHG standards for the power sector. The final rule becomes effective on November 16, 2026, and the proposed rule has a comment period ending November 2, 2026. The final rule has already been challenged in court, and the proposed supplemental rule is expected to be challenged if finalized. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

Our capital plan includes the planned retirement of older, fossil-fueled generation, to be replaced with natural gas-fired generation and zero-carbon-emitting renewables. We have retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018. We expect to retire additional coal-fired generation, including OCPP Units 7 and 8. See Note 7, Property, Plant, and Equipment, for more information related to our planned power plant retirements. As part of our capital plan, we and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2030. We have a long-term goal to achieve net carbon-neutral electric generation by the end of 2050. We expect to achieve this goal by continuing to make operating refinements, retiring less efficient generating units, and executing our capital plan. As part of our path toward this goal, we started implementing co-firing with natural gas at the ERGS coal-fired units and at Weston Unit 4.

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

09/30/2026 Form 10-Q	43	WEC Energy Group, Inc.

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

We have established the following regulatory assets and reserves for manufactured gas plant sites:

(in millions)	September 30, 2026	December 31, 2025
Regulatory assets	$538.2	$566.0
Reserves for future environmental remediation	457.9	484.1

09/30/2026 Form 10-Q	44	WEC Energy Group, Inc.

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

The rule is being challenged through litigation pending in the D.C. Circuit Court of Appeals. In December 2025, the D.C. Circuit Court of Appeals granted the EPA's motion to extend the ongoing abeyance while the EPA reconsiders certain aspects of the rule. In February 2026, the EPA published a final rule extending certain deadlines and making various corrections to the 2024 CCR rule. In April 2026, the EPA published a rule seeking comments on proposed amendments to the 2024 CCR rule. These amendments include (1) changes to the existing self-implementing regulations; (2) new compliance pathways allowing for site-specific flexibility under a state or federal permit; and (3) changes impacting the definition of CCR beneficial use. The EPA stated its intent is to revise the rule based on public feedback, including technical information submittals, and currently plans to publish a new final rule by early 2027. The EPA stated that it intends to address closure issues in a separate proposed rulemaking, which is also expected in 2027. See the Federal Deregulatory Actions discussion above for more information regarding potential deregulatory actions regarding this rule.

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

NOTE 23—SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides additional information regarding our statements of cash flows:

	Nine Months Ended September 30
(in millions)	2026	2025
Cash paid for interest, net of amount capitalized	$581.2	$555.4
Significant non-cash investing and financing transactions:
Accounts payable related to construction costs	338.3	227.6
Common stock issued for stock-based compensation plans	4.2	3.2
Liabilities accrued for software licensing agreements	2.6	20.7
(Decrease) increase in receivables related to property damage insurance proceeds	(0.5)	2.5

Cash, Cash Equivalents, and Restricted Cash

The statements of cash flows include our activity related to cash, cash equivalents, and restricted cash. The following table reconciles the cash, cash equivalents, and restricted cash amounts reported within the balance sheets to the total of these amounts shown on the statements of cash flows:

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$58.8	$27.6
Restricted cash included in other current assets	43.9	9.1
Restricted cash included in other long-term assets	27.8	34.2
Cash, cash equivalents, and restricted cash	$130.5	$70.9

Our restricted cash primarily consisted of the following:

•Cash held in the Integrys rabbi trust, which is used to fund participants' benefits under the Integrys deferred compensation plan and certain Integrys non-qualified pension plans.

09/30/2026 Form 10-Q	45	WEC Energy Group, Inc.

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

A PSCW decision is expected in the fourth quarter of 2026.

09/30/2026 Form 10-Q	46	WEC Energy Group, Inc.

Very Large Customer and Bespoke Resources Tariffs

In March 2025, WE filed an application with the PSCW requesting approval to implement a VLC tariff and a Bespoke Resources tariff. The PSCW issued a final written order approving the tariffs, with modifications (including to the credit support criteria and collateral provisions), in May 2026. Under these inter-connected tariffs, VLCs (customers with new demand exceeding 100 MWs, such as large data centers) will have access to reliable power to meet their needs and will directly pay for the electricity they consume, along with the power plants and distribution facilities built to serve them and operating and transmission costs allocated to their usage. The tariffs are designed so that the costs associated with these VLCs are not subsidized by or shifted to residential or business customers.

The two new tariffs work in tandem as VLCs are required to sign a service agreement and subscribe to a portion of one or more Bespoke Resources to service their electric load, including renewable generation facilities, battery storage, natural gas generation units, and PPAs. Under these agreements, if a VLC terminates or downsizes its plans, it will still be required to pay for the Bespoke Resources and dedicated distribution facilities that have been built to support its forecasted load, unless the facilities can be repurposed, subject to PSCW approval. Service agreements under the Bespoke Resources tariff will be effective for the depreciable life of a company-owned generation resource, except for wind and solar resources which will have a term of 20 years, or the duration of any PPAs that will be utilized as a Bespoke Resource. The ROE, which may range from 10.48% to 10.98% as agreed upon with the customer, and the equity ratio of 57% will both be fixed for the entire term of the agreement. The revenue and costs recovered through the tariffs will be excluded from future rate case proceedings and earnings sharing mechanisms.

In June 2026, WE, along with two intervenors, filed a petition for rehearing with the PSCW requesting reconsideration and modification to the credit support criteria and collateral provisions in the May 2026 order. The PSCW did not take action on the petition within the allowed 30-day time period so it was deemed denied by operation of law. A VLC had also filed a petition for review of the VLC tariff's credit support and collateral requirements in the Wisconsin Circuit Court, but subsequently withdrew its petition.

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

09/30/2026 Form 10-Q	47	WEC Energy Group, Inc.

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

In June 2024, PGL and NSG filed a petition with the Illinois Appellate Court for review of the November 2023 and May 2024 orders; however, the Illinois Appellate Court affirmed these orders and the related disallowances in March 2026. PGL and NSG subsequently petitioned the Illinois Supreme Court for review and reversal of these orders, but their request was denied in September 2026.

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

In May 2026, the ICC issued a final written order approving a settlement agreement PGL and NSG entered into with the Illinois Attorney General and ICC staff that resolved all open proceedings related to the 2019 through 2023 annual reconciliations of the UEA rider. Under the terms of the settlement, PGL and NSG will refund $49.0 million and $1.0 million, respectively, to customers as bill credits over a period of three years between 2026 and 2028. Half of the refunds will be credited to customers in 2026, and 25% will be refunded in each of 2027 and 2028. PGL and NSG will begin refunding amounts in November 2026. As a result of this agreement, we recorded a $50.0 million reduction to revenues during the fourth quarter of 2025.

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

09/30/2026 Form 10-Q	48	WEC Energy Group, Inc.

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

In May 2026, the ICC issued a final written order approving a settlement agreement PGL entered into with the Illinois Attorney General, ICC staff, and the Illinois Citizens Utility Board that resolved all remaining open annual reconciliation proceedings from 2017 through 2023 related to the QIP rider. Under the terms of the settlement, PGL agreed to permanently remove $130.0 million of qualified infrastructure investment costs from rate base starting in 2027 and to refund $75.0 million to customers as bill credits over a period of three years between 2026 and 2028. As a result of this agreement, we recorded a $155.0 million charge to income during the fourth quarter of 2025. The charge was recorded as a $130.0 million impairment to PGL's net property, plant, and equipment and a $25.0 million reduction to revenues. The total of the rate base reduction and the obligation to refund amounts to customers through bill credits recorded on our balance sheet at September 30, 2026 was $205.0 million. This includes the $155.0 million charge to income recorded during the fourth quarter of 2025 and a $50.0 million charge to income recorded in years prior to 2025. PGL will begin refunding amounts to customers in November 2026, with $25.0 million being refunded in each of the three years starting in 2026 through 2028.

Upper Michigan Energy Resources Corporation

Amended Renewable Energy Plan

In accordance with Michigan Public Act 235, UMERC filed an AREP with the MPSC in February 2025. UMERC's AREP addressed its compliance with the Act 235 renewable portfolio standards and its proposal to recover the projected compliance costs through an incremental renewable energy surcharge. The projected compliance costs included the purchase of Michigan-sourced renewable energy credits and the revenue requirements for UMERC's previously approved investment in Renegade, a 100 MW utility-scale solar-powered electric generating facility, and any other incremental renewable generation resources required to meet the Act 235 renewable portfolio standards. In December 2025, the MPSC issued an order denying UMERC's AREP. UMERC is required to file a new AREP by the end of 2026.

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

NOTE 25—OTHER INCOME, NET

Total other income, net was as follows for the three and nine months ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2026	2025	2026	2025
AFUDC-Equity	$44.7	$25.1	$139.5	$63.7
Interest income	1.7	0.8	5.9	5.1
Gains from investments held in rabbi trust	1.0	3.4	5.7	6.7
Earnings (losses) from equity method investments (1)	0.8	(8.1)	3.4	(11.0)
Other, net	1.3	2.6	4.7	3.9
Other income, net	$49.5	$23.8	$159.2	$68.4

(1)    Amounts do not include equity earnings of transmission affiliates as those earnings are shown as a separate line item on the income statements.

09/30/2026 Form 10-Q	49	WEC Energy Group, Inc.

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

09/30/2026 Form 10-Q	50	WEC Energy Group, Inc.

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

Supporting Economic Growth Within Our Communities

Economic growth continues in our Wisconsin service territories. Companies are investing in major projects, including data centers and modern manufacturing facilities. We anticipate electric demand growth in the years ahead from these economic developments. Microsoft has announced plans to invest over $20 billion in data centers in southeastern Wisconsin over the next several years, and we expect up to 3.2 GWs of load growth in the Milwaukee-to-Chicago corridor through 2031. The first phase of the project went into service in April 2026. Additionally, Vantage Data Centers is developing a large data center campus in Port Washington that is forecasted to add 1.3 GWs of demand through 2031. This site has the potential to add an incremental 2.2 GWs, for a total of up to 3.5 GWs over time. We are working closely with these large customers to provide power to meet this substantial projected demand. In May 2026, the PSCW approved new VLC and Bespoke Resources tariffs, which specifically address the unique needs of VLCs while protecting our other customers and shareholders. Subsequent to its approval, Microsoft entered into a service agreement to obtain service under the VLC tariff. See Note 24, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

To meet the forecasted electric demand growth in the years ahead, greater capacity will be required to provide affordable, reliable, and clean energy for our communities. In August 2026, we entered into an agreement to extend the PPA for the Point Beach nuclear power plant, which will allow us to continue purchasing approximately 1,000 MWs of capacity for an additional 20 years beyond the current agreement. This new agreement is subject to PSCW approval and if approved, will not take effect until the current PPA expires in 2030 for Unit 1 and 2033 for Unit 2. The forecasted demand growth is also addressed in our capital plan with a range of planned investments in natural gas-fired generation, renewables, and battery storage. We plan on investing approximately $9.4 billion from 2027 to 2031 in efficient natural gas-fired generation and related infrastructure, including:

•3,540 MWs of CTs and reciprocating internal combustion engine natural gas-fueled generation (we plan on constructing a new natural gas lateral pipeline to support the CTs planned at our OCPP site);
•750 MWs of combined cycle gas turbines; and
•200 MWs of combined cycle gas turbine summer upgrades.

We expect to invest approximately $13.7 billion from 2027 to 2031 in regulated renewable energy in Wisconsin. Our plan is to build and own zero-carbon-emitting renewable generation facilities that are anticipated to include the following investments:

•3,100 MWs of utility-scale solar;
•3,450 MWs of battery storage; and

09/30/2026 Form 10-Q	51	WEC Energy Group, Inc.

•600 MWs of wind.

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

As part of our path toward this goal, we have started implementing co-firing with natural gas at the ERGS coal-fired units and at Weston Unit 4. Additionally, we have retired nearly 2,500 MWs of fossil-fueled generation since the beginning of 2018, which includes the retirement of OCPP Units 5 and 6 in May 2024, the 2019 retirement of the Presque Isle Power Plant, and the 2018 retirements of the Pleasant Prairie power plant, the J.P. Pulliam Generating power plant, and the jointly-owned Edgewater Generating Station Unit 4. We expect to retire additional coal-fired generation, including OCPP Units 7 and 8. See Note 7, Property, Plant, and Equipment, for more information related to the planned retirement of OCPP Units 7 and 8. We and the other co-owners of Columbia Units 1 and 2 currently plan to continue coal operations at these units through at least 2030.

When taken together, the retirements and new investments in natural gas generation and renewables should better balance our supply with our demand, while helping to maintain reliable, affordable energy for our customers.

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

•The PSCW approved WE's request to construct an LNG facility with a storage capacity of two Bcf, which will be located on the OCPP site. In addition, the construction of additional LNG facilities in Wisconsin has been proposed as part of our capital plan and would provide another approximately two Bcf of natural gas supply. The LNG facilities are expected to reduce the likelihood of constraints on our natural gas distribution system during the highest demand days of winter.

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

•Our capital plan includes investments in battery energy storage systems, which are intended to capture excess power and release it during peak demand or when power is limited due to weather or other unexpected disruptions.

•Our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability and storm hardening.

We expect to spend approximately $7.6 billion and $5.2 billion on reliability related to natural gas and electric distribution projects, respectively, from 2027 to 2031, with continued investment over the next decade. For more details, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

09/30/2026 Form 10-Q	52	WEC Energy Group, Inc.

Operating Efficiency

We continually look for ways to optimize the operating efficiency of our Company and will continue to do so under our capital plan. For example, we continue to make progress on our advanced metering infrastructure program, replacing aging meter-reading equipment on both our network and customer property. An integrated system of smart meters, communication networks, and data management programs enables two-way communication between our utilities and our customers. This program reduces the manual effort for customer connections and enhances outage management capabilities.

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

Our planned investment focus from 2027 to 2031 is in our regulated utilities and our investment in ATC. We expect total capital expenditures for our regulated utility businesses to be approximately $42.2 billion from 2027 to 2031. In addition, we currently forecast that our share of ATC's projected capital expenditures over the next five years will be approximately $5.3 billion. For additional information regarding projects included in our $47.5 billion capital plan, see Liquidity and Capital Resources – Cash Requirements – Significant Capital Projects.

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

09/30/2026 Form 10-Q	53	WEC Energy Group, Inc.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2026

Consolidated Earnings

The following table compares our consolidated results for the third quarter of 2026 with the third quarter of 2025, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Three Months Ended September 30
(in millions, except per share data)	2026	2025	B (W)
Wisconsin	$361.7	$281.3	$80.4
Illinois	(21.2)	(30.5)	9.3
Other states	(8.8)	(8.9)	0.1
Electric transmission	46.3	37.3	9.0
Non-utility energy infrastructure	92.8	87.9	4.9
Corporate and other	(81.5)	(95.8)	14.3
Net income attributed to common shareholders	$389.3	$271.3	$118.0

Diluted EPS	$1.18	$0.83	$0.35

Earnings increased $118.0 million during the third quarter of 2026, compared with the same quarter in 2025. The $118.0 million increase in earnings was driven by:

•An $80.4 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by higher margins due to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026, higher retail sales volumes due to warmer summer weather and the impact of our VLCs, and carrying costs earned during the third quarter of 2026 on the construction of certain Bespoke Resources assigned to our VLCs. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information on our Wisconsin rate orders. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, an increase in transmission expense, and higher depreciation and amortization expense. These increases in operating expenses were partially offset by lower benefit expense.

•A $14.3 million decrease in the net loss attributed to common shareholders at the corporate and other segment, driven by a decrease in an interim income tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate. Net earnings from our equity method investments in technology and energy-focused investment funds during the third quarter of 2026, compared with net losses during the same quarter in 2025 also contributed to the lower net loss attributed to common shareholders.

•A $9.3 million decrease in the net loss attributed to common shareholders at the Illinois segment, driven by lower benefit expense and an increase in revenues related to higher fixed charges.

•A $9.0 million increase in net income attributed to common shareholders at the electric transmission segment, driven by continued capital investment by ATC.

Non-GAAP Financial Measures

The discussions below address the contribution of each of our utility segments to net income attributed to common shareholders. The discussions include financial information prepared in accordance with GAAP, as well as utility margin, which is not a measure of

09/30/2026 Form 10-Q	54	WEC Energy Group, Inc.

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

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $361.7 million during the third quarter of 2026, representing an $80.4 million, or 28.6%, increase over the same quarter in 2025. The increase in earnings was driven by higher margins due to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026, higher retail sales volumes due to warmer summer weather and the impact of our VLCs, and carrying costs earned during the third quarter of 2026 on the construction of certain Bespoke Resources assigned to our VLCs. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information on our Wisconsin rate orders. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, an increase in transmission expense, and higher depreciation and amortization expense. These increases in operating expenses were partially offset by lower benefit expense.

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,964.7	$1,791.6	$173.1

Operating expenses
Cost of sales (1)	609.4	578.2	(31.2)
Other operation and maintenance	479.3	443.7	(35.6)
Depreciation and amortization	271.8	255.7	(16.1)
Property and revenue taxes	49.0	44.5	(4.5)
Operating income	555.2	469.5	85.7

Other income, net	43.6	25.0	18.6
Interest expense	175.0	158.9	(16.1)
Income before income taxes	423.8	335.6	88.2

Income tax expense	61.8	54.0	(7.8)
Preferred stock dividends of subsidiary	0.3	0.3	—
Net income attributed to common shareholders	$361.7	$281.3	$80.4

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

09/30/2026 Form 10-Q	55	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$189.3	$214.7	$25.4
Transmission (1)	163.7	146.2	(17.5)
Regulatory amortizations and other pass through expenses (2)	81.6	51.7	(29.9)
We Power (3)	30.6	31.9	1.3
Earnings sharing mechanisms (4)	14.1	(0.8)	(14.9)
Total other operation and maintenance	$479.3	$443.7	$(35.6)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the third quarter of 2026 and 2025, $184.4 million and $157.9 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the third quarter of 2026 and 2025, $28.2 million and $29.0 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

(4)    Represents operation and maintenance associated with the earnings mechanisms we have in place, both the current year sharing estimate and the amortization of prior year amounts. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	3,510.8	3,339.2	171.6
Small commercial and industrial (1)	3,679.5	3,555.8	123.7
Large commercial and industrial (1)	3,640.0	3,239.0	401.0
Other	23.1	25.5	(2.4)
Total retail (1)	10,853.4	10,159.5	693.9
Wholesale	465.1	476.1	(11.0)
Resale	1,481.5	1,667.8	(186.3)
Total sales in MWh (1)	12,800.0	12,303.4	496.6

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Three Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	56.7	58.5	(1.8)
Commercial and industrial	56.7	60.7	(4.0)
Total retail	113.4	119.2	(5.8)
Transportation	283.8	274.2	9.6
Total sales in therms	397.2	393.4	3.8

09/30/2026 Form 10-Q	56	WEC Energy Group, Inc.

	Three Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
WE and WG
Heating (90 Normal)	69	68	1.5%
Cooling (530 Normal)	606	574	5.6%

WPS
Heating (168 Normal)	128	163	(21.5)%
Cooling (387 Normal)	463	469	(1.3)%

UMERC
Heating (290 Normal)	200	261	(23.4)%
Cooling (259 Normal)	331	270	22.6%
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

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Electric revenues	$1,808.3	$1,611.0	$197.3
Natural gas revenues	156.4	180.6	(24.2)
Operating revenues	1,964.7	1,791.6	173.1

Operating expenses
Fuel and purchased power	(559.1)	(502.4)	(56.7)
Cost of natural gas sold	(50.3)	(75.8)	25.5
Other operation and maintenance (1)	(309.0)	(315.5)	6.5
Depreciation and amortization	(271.8)	(255.7)	(16.1)
Property and revenue taxes	(49.0)	(44.5)	(4.5)
Gross margin (GAAP)	725.5	597.7	127.8

Other operation and maintenance (1)	309.0	315.5	(6.5)
Depreciation and amortization	271.8	255.7	16.1
Property and revenue taxes	49.0	44.5	4.5
Utility margin (non-GAAP)	$1,355.3	$1,213.4	$141.9

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

Gross margin (GAAP) at the Wisconsin segment increased $127.8 million during the third quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $141.9 million during the third quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $54.8 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026. See Note 26, Regulatory Environment, in our 2025 Annual Report on Form 10-K, for more information.

•A $47.5 million net increase in margins related to higher electric retail sales volumes, driven by a $24.3 million increase from warmer summer weather. As measured by cooling degree days, the third quarter of 2026 was 5.6% warmer than the same quarter in 2025 in the combined WE and WG service area. In addition, margins related to weather-normalized customer growth increased $23.2 million, driven by the impact of our VLCs.

09/30/2026 Form 10-Q	57	WEC Energy Group, Inc.

•A current return of $38.3 million consisting of carrying costs earned during the construction of certain Bespoke Resources assigned to our VLCs during the third quarter of 2026. See Note 4, Operating Revenues, for more information.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $17.5 million increase in transmission expense;

•A $16.1 million increase in depreciation and amortization expense;

•A $9.0 million increase in electric and natural gas distribution expense; and

•A partially offsetting $13.7 million decrease in other operating and maintenance related to our power plants.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $56.2 million during the third quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in other operating expenses were:

•A $29.9 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $17.5 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $16.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $14.9 million increase in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities, driven by earnings sharing recorded at WE during the third quarter of 2026. The earnings sharing mechanisms are discussed in the notes under the other operation and maintenance table above.

•A $9.0 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems and an increase in storm costs during the third quarter of 2026, compared with the same quarter in 2025.

These increases were partially offset by the following:

•A $28.2 million decrease in benefit expenses, driven by various employee compensation plans.

•A $13.7 million decrease in other operating and maintenance related to our power plants during the third quarter of 2026, compared with the same quarter in 2025, driven by a reduction in allowed expense for OCPP and Columbia under escrow accounting, as approved by the PSCW in our Wisconsin rate orders.

Other Income, Net

Other income, net at the Wisconsin segment increased $18.6 million during the third quarter of 2026, compared with the same quarter in 2025, driven by a $19.7 million positive impact from higher AFUDC-Equity due to continued capital investment.

09/30/2026 Form 10-Q	58	WEC Energy Group, Inc.

Interest Expense

Interest expense at the Wisconsin segment increased $16.1 million during the third quarter of 2026, compared with the same quarter in 2025. The increase was primarily due to the impact of long-term debt issuances in the fourth quarter of 2025 and 2026. This increase was partially offset by AFUDC-Debt that was $8.8 million higher quarter-over-quarter due to continued capital investment, and the impact of long-term debt maturities in 2025.

Income Tax Expense

Income tax expense at the Wisconsin segment increased $7.8 million during the third quarter of 2026, compared with the same quarter in 2025, driven by higher pre-tax income.

Partially offsetting this increase in income tax expense was:

•A $5.3 million favorable income tax impact associated with certain tax-related regulatory deferrals;

•A $5.4 million increase in PTCs and ITCs; and

•A $3.6 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment.

See Note 13, Income Taxes, for more information.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's net loss attributed to common shareholders was $21.2 million during the third quarter of 2026, representing a $9.3 million, or 30.5%, reduction in the net loss over the same quarter in 2025. The decrease in the net loss was driven by lower benefit expense and an increase in revenues related to higher fixed charges.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$183.2	$183.5	$(0.3)

Operating expenses
Cost of natural gas sold	27.4	21.4	(6.0)
Other operation and maintenance	89.2	108.0	18.8
Depreciation and amortization	67.1	65.0	(2.1)
Property and revenue taxes	11.2	11.4	0.2
Operating loss	(11.7)	(22.3)	10.6

Other income, net	2.6	2.1	0.5
Interest expense	21.1	21.8	0.7
Loss before income taxes	(30.2)	(42.0)	11.8

Income tax benefit	(9.0)	(11.5)	(2.5)
Net loss attributed to common shareholders	$(21.2)	$(30.5)	$9.3

09/30/2026 Form 10-Q	59	WEC Energy Group, Inc.

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in the line items below	$78.8	$87.6	$8.8
Riders (1)	10.3	19.6	9.3
Regulatory amortizations (1)	0.1	0.8	0.7
Total other operation and maintenance	$89.2	$108.0	$18.8

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	43.8	43.3	0.5
Commercial and industrial	20.6	20.8	(0.2)
Total retail	64.4	64.1	0.3
Transportation	84.4	82.4	2.0
Total sales in therms	148.8	146.5	2.3

	Three Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (46 Normal)	30	34	(11.8)%

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

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$183.2	$183.5	$(0.3)

Operating expenses
Cost of natural gas sold	(27.4)	(21.4)	(6.0)
Other operation and maintenance (1)	(58.5)	(58.9)	0.4
Depreciation and amortization	(67.1)	(65.0)	(2.1)
Property and revenue taxes	(11.2)	(11.4)	0.2
Gross margin (GAAP)	19.0	26.8	(7.8)

Other operation and maintenance (1)	58.5	58.9	(0.4)
Depreciation and amortization	67.1	65.0	2.1
Property and revenue taxes	11.2	11.4	(0.2)
Utility margin (non-GAAP)	$155.8	$162.1	$(6.3)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment decreased $7.8 million during the third quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) decreased $6.3 million during the third quarter of 2026, compared with the same quarter in 2025. Both measures were driven by a $9.3 million decrease in revenues associated with certain riders that are offset in

09/30/2026 Form 10-Q	60	WEC Energy Group, Inc.

other operation and maintenance and therefore do not have a significant impact on net income. This decrease in gross margin (GAAP) and utility margin (non-GAAP) was partially offset by a $1.4 million increase in revenues associated with fixed customer charges during the third quarter of 2026, compared with the same quarter in 2025.

Additionally, the larger decrease in gross margin (GAAP) as compared with the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $2.1 million increase in depreciation and amortization expense;

•A $1.5 million increase in natural gas distribution and maintenance costs; and

•A partially offsetting $0.6 million decrease in costs at the Manlove Gas Storage Field.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $7.6 million, net of the $9.3 million impact of the riders referenced above, during the third quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the decrease in other operating expenses were:

•A $9.6 million decrease in benefit expense.

•A $0.6 million decrease in costs at the Manlove Gas Storage Field.

These decreases in operating expenses were partially offset by:

•A $2.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $1.5 million increase in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

Interest Expense

Interest expense at the Illinois segment decreased $0.7 million during the third quarter of 2026, compared with the same quarter in 2025, driven by the impact of PGL's Series VV and Series ZZ mortgage bonds redemptions in March 2026. See Note 10, Long-Term Debt, for more information.

Income Tax Benefit

The income tax benefit at the Illinois segment decreased $2.5 million during the third quarter of 2026, compared with the same quarter in 2025, driven by a decrease in pre-tax loss.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's net loss attributed to common shareholders was $8.8 million during the third quarter of 2026, representing a $0.1 million, or 1.1%, decrease in the net loss over the same quarter in 2025. The lower net loss was driven by a decrease in benefit expense and an increase in margins related to higher sales volumes. These positive impacts were partially offset by an increase in the provision for credit losses and higher depreciation and amortization expense.

09/30/2026 Form 10-Q	61	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$60.9	$53.0	$7.9

Operating expenses
Cost of natural gas sold	23.3	17.5	(5.8)
Other operation and maintenance	24.7	23.6	(1.1)
Depreciation and amortization	13.5	12.5	(1.0)
Property and revenue taxes	6.8	6.6	(0.2)
Operating loss	(7.4)	(7.2)	(0.2)

Other income, net	0.3	0.1	0.2
Interest expense	4.8	5.0	0.2
Loss before income taxes	(11.9)	(12.1)	0.2

Income tax benefit	(3.1)	(3.2)	(0.1)
Net loss attributed to common shareholders	$(8.8)	$(8.9)	$0.1

The following table shows a breakdown of other operation and maintenance:

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line item below	$20.2	$21.4	$1.2
Regulatory amortizations and other pass through expenses (1)	4.5	2.2	(2.3)
Total other operation and maintenance	$24.7	$23.6	$(1.1)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Three Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	17.0	16.8	0.2
Commercial and industrial	13.7	15.4	(1.7)
Total retail	30.7	32.2	(1.5)
Transportation	183.8	159.8	24.0
Total sales in therms	214.5	192.0	22.5

	Three Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
MERC
Heating (189 Normal)	127	148	(14.2)%

MGU
Heating (106 Normal)	86	92	(6.5)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout their respective service territories.

09/30/2026 Form 10-Q	62	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$60.9	$53.0	$7.9

Operating expenses
Cost of natural gas sold	(23.3)	(17.5)	(5.8)
Other operation and maintenance (1)	(15.3)	(15.0)	(0.3)
Depreciation and amortization	(13.5)	(12.5)	(1.0)
Property and revenue taxes	(6.8)	(6.6)	(0.2)
Gross margin (GAAP)	2.0	1.4	0.6

Other operation and maintenance (1)	15.3	15.0	0.3
Depreciation and amortization	13.5	12.5	1.0
Property and revenue taxes	6.8	6.6	0.2
Utility margin (non-GAAP)	$37.6	$35.5	$2.1

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) increased $0.6 million during the third quarter of 2026, compared with the same quarter in 2025, and utility margin (non-GAAP) increased $2.1 million during the third quarter of 2026, compared with the same quarter in 2025. Both measures were driven by:

•A $1.4 million increase in margins related to higher sales volumes during the second quarter of 2026, compared with the same quarter in 2025.

•A $0.8 million positive impact related to MGU's energy optimization program, which provides rebates, incentives, and energy efficiency education to customers.

Additionally, the smaller increase in gross margin (GAAP) as compared to the increase in utility margin (non-GAAP), was driven by a $1.0 million increase in depreciation and amortization expense that is further described in Other Operating Expenses below.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $2.3 million during the third quarter of 2026, compared with the same quarter in 2025. The significant factors impacting the increase in operating expenses were:

•A $1.7 million increase in the provision for credit losses, primarily driven by the aging of MGU's customer receivables.

•A $1.0 million increase in depreciation and amortization expense related to continued capital investment.

•A $0.8 million increase related to MGU's energy optimization program.

These increases in operating expenses were partially offset by a $1.7 million decrease in benefit expense.

09/30/2026 Form 10-Q	63	WEC Energy Group, Inc.

Interest Expense

Interest expense at the other states segment decreased $0.2 million during the third quarter of 2026, compared with the same quarter in 2025, driven by lower average short-term debt interest rates.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Equity in earnings of transmission affiliates	$65.8	$54.8	$11.0
Interest expense	3.9	4.8	0.9
Income before income taxes	61.9	50.0	11.9

Income tax expense	15.6	12.7	(2.9)
Net income attributed to common shareholders	$46.3	$37.3	$9.0

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $11.0 million during the third quarter of 2026, compared with the same quarter in 2025, driven by continued capital investment by ATC.

Interest Expense

Interest expense at the electric transmission segment decreased $0.9 million during the third quarter of 2026, compared with the same quarter in 2025, due to the maturity of long-term debt in December 2025.

Income Tax Expense

Income tax expense at the electric transmission segment increased $2.9 million during the third quarter of 2026, compared with the same quarter in 2025, driven by higher pre-tax income.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating income	$103.5	$92.0	$11.5

Other income, net	0.7	0.8	(0.1)
Interest expense	30.0	30.5	0.5
Income before income taxes	74.2	62.3	11.9

Income tax benefit	(19.3)	(24.2)	(4.9)
Net (income) loss attributed to noncontrolling interests	(0.7)	1.4	(2.1)
Net income attributed to common shareholders	$92.8	$87.9	$4.9

Operating Income

Operating income at the non-utility energy infrastructure segment increased $11.5 million during the third quarter of 2026, compared with the same quarter in 2025, driven by the following items at WECI:

•An $8.8 million increase in capacity revenues due to strong capacity pricing.

•A $6.1 million reduction in operation and maintenance expenses due primarily to having fixed-cost full service agreements in place in 2026.

09/30/2026 Form 10-Q	64	WEC Energy Group, Inc.

•A net $3.5 million positive impact related to lower impairment losses recorded at our Thunderhead wind and Samson I and Delilah I solar facilities in the third quarter of 2026 related to damage incurred associated with various storms.

These increases in operating income at WECI were partially offset by a $9.0 million decrease due to performance payments received in the third quarter of 2025.

In addition to the above items at WECI, there was a $2.7 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $0.5 million during the third quarter of 2026, compared with the same quarter in 2025, primarily due to a lower principal balance, as a result of the semi-annual principal payments on long-term debt at WECI's subsidiaries. Partially offsetting the decrease was a $1.3 million increase in interest expense due to WECI's issuance of a $100.0 million long-term intercompany note to WEC Energy Group in April 2026. This intercompany interest expense is offset by higher interest income at our corporate and other segment and is eliminated in consolidation.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment decreased $4.9 million during the third quarter of 2026, compared with the same quarter in 2025, primarily due to higher pre-tax income.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Three Months Ended September 30
(in millions)	2026	2025	B (W)
Operating income (loss)	$2.5	$(2.0)	$4.5

Other income, net	11.3	3.7	7.6
Interest expense	94.3	90.9	(3.4)
Loss before income taxes	(80.5)	(89.2)	8.7

Income tax expense	1.0	6.6	5.6
Net loss attributed to common shareholders	$(81.5)	$(95.8)	$14.3

Operating Income (Loss)

The corporate and other segment had operating income of $2.5 million during the third quarter of 2026, compared with an operating loss of $2.0 million during the same quarter in 2025. The quarter-over-quarter change was driven by a decrease in benefit expense at WEC Energy Group during the third quarter of 2026.

Other Income, Net

Other income, net at the corporate and other segment increased $7.6 million during the third quarter of 2026, compared with the same quarter in 2025, driven by an $8.9 million increase due to $0.2 million of net earnings from our equity method investments in technology and energy-focused investment funds during the third quarter of 2026, compared with net losses of $8.7 million during the same quarter in 2025. This increase was partially offset by a $2.4 million decrease in the net gains from the investments held in the Integrys rabbi trust. Gains from the investments held in the rabbi trust partially offset increases in benefit costs related to certain deferred compensation, which are primarily included in other operation and maintenance expense in our utility segments. See Note 14, Fair Value Measurements, for more information on our investments held in the Integrys rabbi trust.

09/30/2026 Form 10-Q	65	WEC Energy Group, Inc.

Interest Expense

Interest expense at the corporate and other segment increased $3.4 million during the third quarter of 2026, compared with the same quarter in 2025, due to higher average short-term debt balances. Partially offsetting the increase was the impact of long-term debt maturities.

Income Tax Expense

Income tax expense at the corporate and other segment decreased $5.6 million during the third quarter of 2026, compared with the same quarter in 2025. This decrease was driven by an $8.8 million decrease in the interim tax expense recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the third quarter of 2026, compared with the same quarter in 2025. Partially offsetting this decrease in income tax expense was a lower pre-tax loss.

NINE MONTHS ENDED SEPTEMBER 30, 2026

Consolidated Earnings

The following table compares our consolidated results for the nine months ended September 30, 2026 with the nine months ended September 30, 2025, including favorable or better, "B", and unfavorable or worse, "W", variances:

	Nine Months Ended September 30
(in millions, except per share data)	2026	2025	B (W)
Wisconsin	$978.0	$823.6	$154.4
Illinois	187.2	170.2	17.0
Other states	30.0	37.7	(7.7)
Electric transmission	132.4	109.8	22.6
Non-utility energy infrastructure	332.1	279.0	53.1
Corporate and other	(166.8)	(179.4)	12.6
Net income attributed to common shareholders	$1,492.9	$1,240.9	$252.0

Diluted EPS	$4.54	$3.85	$0.69

Earnings increased $252.0 million during the nine months ended September 30, 2026, compared with the same period in 2025. The significant factors impacting the $252.0 million increase in earnings were:

•A $154.4 million increase in net income attributed to common shareholders at the Wisconsin segment, driven by higher margins due to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026, carrying costs earned during 2026 on the construction of certain Bespoke Resources assigned to our VLCs, and higher retail sales volumes due to the impact of our VLCs. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense. These increases in operating expenses were partially offset by lower benefit expense.

•A $53.1 million increase in net income attributed to common shareholders at the non-utility energy infrastructure segment, driven by higher operating income at WECI, reflecting improved market conditions, lower operating costs, and lower losses from storm damage.

•A $22.6 million increase in net income attributed to common shareholders at the electric transmission segment, driven by continued capital investment by ATC.

•A $17.0 million increase in net income attributed to common shareholders at the Illinois segment, driven by lower operating expenses, primarily due to the positive impact from a gain on the sale of certain real estate at PGL during the nine months ended September 30, 2026 and a decrease in benefit expense. See Note 3, Disposition, for more information on the sale.

09/30/2026 Form 10-Q	66	WEC Energy Group, Inc.

Expected 2026 Annual Effective Tax Rate

We expect our 2026 annual effective tax rate to be between 8.0% and 9.0%. Our effective tax rate calculations are revised every quarter based on the best available year-end tax assumptions, adjusted in the following year after returns are filed. Tax accrual estimates are trued-up to the actual amounts claimed on the tax returns and further adjusted after examinations by taxing authorities, as needed.

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

09/30/2026 Form 10-Q	67	WEC Energy Group, Inc.

Wisconsin Segment Contribution to Net Income Attributed to Common Shareholders

The Wisconsin segment's contribution to net income attributed to common shareholders was $978.0 million during the nine months ended September 30, 2026, representing a $154.4 million, or 18.7%, increase over the same period in 2025. The increase in earnings was driven by higher margins due to the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026, carrying costs earned during 2026 on the construction of certain Bespoke Resources assigned to our VLCs, and higher retail sales volumes due to the impact of our VLCs. Higher AFUDC-Equity and increases in certain income tax benefits also contributed to the higher earnings. These positive impacts were partially offset by higher operating expenses, primarily due to an increase in regulatory amortizations and other pass through expenses, higher depreciation and amortization expense, and an increase in transmission expense. These increases in operating expenses were partially offset by lower benefit expense.

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$5,924.5	$5,438.7	$485.8

Operating expenses
Cost of sales (1)	2,080.3	1,867.2	(213.1)
Other operation and maintenance	1,389.4	1,274.8	(114.6)
Depreciation and amortization	802.6	749.5	(53.1)
Property and revenue taxes	148.8	135.0	(13.8)
Operating income	1,503.4	1,412.2	91.2

Other income, net	138.9	62.4	76.5
Interest expense	499.1	478.6	(20.5)
Income before income taxes	1,143.2	996.0	147.2

Income tax expense	164.3	171.5	7.2
Preferred stock dividends of subsidiary	0.9	0.9	—
Net income attributed to common shareholders	$978.0	$823.6	$154.4

(1)    Cost of sales includes fuel and purchased power and cost of natural gas sold.

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line items below	$546.6	$571.7	$25.1
Transmission (1)	487.9	439.1	(48.8)
Regulatory amortizations and other pass through expenses (2)	249.7	170.5	(79.2)
We Power (3)	92.8	97.0	4.2
Earnings sharing mechanisms (4)	12.4	(3.5)	(15.9)
Total other operation and maintenance	$1,389.4	$1,274.8	$(114.6)

(1)Represents transmission expense that our electric utilities are authorized to collect in rates. The PSCW has approved escrow accounting for ATC and MISO network transmission expenses for WE and WPS. As a result, WE and WPS defer as a regulatory asset or liability, the difference between actual transmission costs and those included in rates until recovery or refund is authorized in a future rate proceeding. During the nine months ended September 30, 2026 and 2025, $543.2 million and $466.7 million, respectively, of costs were billed to our electric utilities by transmission providers.

(2)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

(3)Represents costs associated with the We Power generation units, including operating and maintenance costs recognized by WE. During the nine months ended September 30, 2026 and 2025, $93.2 million and $88.9 million, respectively, of costs were billed to or incurred by WE related to the We Power generation units, with the difference in costs billed or incurred and expenses recognized, either deferred or deducted from the regulatory asset or liability.

(4)    Represents operation and maintenance associated with the earnings mechanisms we have in place, both the current year sharing estimate and the amortization of prior year amounts.

09/30/2026 Form 10-Q	68	WEC Energy Group, Inc.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
Electric Sales Volumes (MWh - in thousands)	2026	2025	B (W)
Customer Class
Residential	8,849.2	8,700.3	148.9
Small commercial and industrial (1)	10,019.8	9,879.1	140.7
Large commercial and industrial (1)	9,901.1	9,095.6	805.5
Other	77.4	84.2	(6.8)
Total retail (1)	28,847.5	27,759.2	1,088.3
Wholesale	1,300.7	1,342.6	(41.9)
Resale	3,078.5	4,486.4	(1,407.9)
Total sales in MWh (1)	33,226.7	33,588.2	(361.5)

(1)Includes distribution sales for customers who have purchased power from an alternative electric supplier in Michigan.

	Nine Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	720.3	761.6	(41.3)
Commercial and industrial	471.2	502.9	(31.7)
Total retail	1,191.5	1,264.5	(73.0)
Transportation	1,014.9	1,005.4	9.5
Total sales in therms	2,206.4	2,269.9	(63.5)

	Nine Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
WE and WG
Heating (4,184 Normal)	4,028	4,364	(7.7)%
Cooling (709 Normal)	740	750	(1.3)%

WPS
Heating (4,679 Normal)	4,602	4,577	0.5%
Cooling (543 Normal)	578	629	(8.1)%

UMERC
Heating (5,373 Normal)	5,185	5,341	(2.9)%
Cooling (346 Normal)	408	372	9.7%

(1)Normal degree days are based on a 20-year moving average of monthly temperature readings from the National Oceanic and Atmospheric Administration weather stations within each company's respective service territories.

09/30/2026 Form 10-Q	69	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our Wisconsin segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Electric revenues	$4,611.8	$4,242.6	$369.2
Natural gas revenues	1,312.7	1,196.1	116.6
Operating revenues	5,924.5	5,438.7	485.8

Operating expenses
Fuel and purchased power	(1,392.6)	(1,284.5)	(108.1)
Cost of natural gas sold	(687.7)	(582.7)	(105.0)
Other operation and maintenance (1)	(958.6)	(920.2)	(38.4)
Depreciation and amortization	(802.6)	(749.5)	(53.1)
Property and revenue taxes	(148.8)	(135.0)	(13.8)
Gross margin (GAAP)	1,934.2	1,766.8	167.4

Other operation and maintenance (1)	958.6	920.2	38.4
Depreciation and amortization	802.6	749.5	53.1
Property and revenue taxes	148.8	135.0	13.8
Utility margin (non-GAAP)	$3,844.2	$3,571.5	$272.7

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

Gross margin (GAAP) at the Wisconsin segment increased $167.4 million during the nine months ended September 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) increased $272.7 million during the nine months ended September 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $177.5 million increase in margins driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026.

•A current return of $53.4 million consisting of carrying costs earned during the construction of certain Bespoke Resources assigned to our VLCs during the nine months ended September 30, 2026.

•A $40.7 million net increase in margins related to higher electric retail sales volumes, including a $45.2 million increase from weather-normalized customer growth, driven by the impact of our VLCs. The margin impact from weather-normalized customer growth was partially offset by a $4.5 million decrease from unfavorable weather. As measured by heating degree days, the nine months ended September 30, 2026 were 7.7% warmer than the same period in 2025 in the combined WE and WG service area. As measured by cooling degree days, the nine months ended September 30, 2026 were 1.3% and 8.1% colder than the same period in 2025 in the combined WE and WG service area and the WPS service area, respectively.

Additionally, the smaller increase in gross margin (GAAP) as compared with the increase in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $53.1 million increase in depreciation and amortization expense;

•A $48.8 million increase in transmission expense;

•A $13.8 million increase in property and revenues taxes;

•A $3.2 million increase in electric and natural gas distribution expense; and

09/30/2026 Form 10-Q	70	WEC Energy Group, Inc.

•A partially offsetting $12.7 million decrease in other operating and maintenance related to our power plants.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Wisconsin segment increased $181.5 million during the nine months ended September 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other operating expenses were:

•A $79.2 million increase in regulatory amortizations and other pass through expenses, as discussed in the notes under the other operation and maintenance table above.

•A $53.1 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $48.8 million increase in transmission expense as approved by the PSCW in our Wisconsin rate orders, effective January 1, 2026. See the notes under the other operation and maintenance table above for more information.

•A $15.9 million increase in expense related to the earnings sharing mechanisms in place at our Wisconsin utilities, driven by earnings sharing recorded at WE during the third quarter of 2026. The earnings sharing mechanisms are discussed in the notes under the other operation and maintenance table above

•A $13.8 million increase in property and revenue taxes, driven by higher gross receipt taxes.

•A $3.2 million increase in electric and natural gas distribution expenses, driven by higher costs to maintain the distribution systems during the nine months ended September 30, 2026, compared with the same period in 2025.

These increases in operating expenses were partially offset by:

•A $22.8 million decrease in benefit expense, driven by various employee compensation plans.

•A $12.7 million decrease in other operating and maintenance related to our power plants during the nine months ended September 30, 2026, compared with the same period in 2025, driven by a reduction in allowed expense for OCPP and Columbia under escrow accounting, as approved by the PSCW in our Wisconsin rate orders.

Other Income, Net

Other income, net at the Wisconsin segment increased $76.5 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by a $76.1 million positive impact from higher AFUDC-Equity due to continued capital investment.

Interest Expense

Interest expense at the Wisconsin segment increased $20.5 million during the nine months ended September 30, 2026, compared with the same period in 2025. The increase was primarily due to the impact of long-term debt issuances in 2025 and 2026. Also contributing to the increase was higher average short-term debt balances. These increases were partially offset by AFUDC-Debt that was $34.2 million higher year-over-year due to continued capital investment, and the impact of long-term debt maturities in 2025.

Income Tax Expense

Income tax expense at the Wisconsin segment decreased $7.2 million during the nine months ended September 30, 2026, compared with the same period in 2025. This decrease was driven by:

•A $17.5 million increase in income tax benefits associated with AFUDC-Equity, driven by continued capital investment;

•A $13.1 million favorable income tax impact associated with certain tax-related regulatory deferrals; and

09/30/2026 Form 10-Q	71	WEC Energy Group, Inc.

•A $13.0 million increase in PTCs and ITCs.

Partially offsetting these favorable income tax variances was higher pre-tax income.

Illinois Segment Contribution to Net Income Attributed to Common Shareholders

The Illinois segment's contribution to net income attributed to common shareholders was $187.2 million during the nine months ended September 30, 2026, representing a $17.0 million, or 10.0%, increase over the same period in 2025. The increase was driven by lower operating expenses, primarily due to the positive impact from a gain on the sale of certain real estate at PGL during the nine months ended September 30, 2026 and a decrease in benefit expense. See Note 3, Disposition, for more information on the sale.

Since the majority of PGL and NSG customers use natural gas for heating, net income attributed to common shareholders at the Illinois segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,195.1	$1,242.4	$(47.3)

Operating expenses
Cost of natural gas sold	335.1	339.1	4.0
Other operation and maintenance	310.3	367.3	57.0
Depreciation and amortization	199.4	194.2	(5.2)
Property and revenue taxes	33.5	44.6	11.1
Operating income	316.8	297.2	19.6

Other income, net	6.7	6.5	0.2
Interest expense	63.3	67.1	3.8
Income before income taxes	260.2	236.6	23.6

Income tax expense	73.0	66.4	(6.6)
Net income attributed to common shareholders	$187.2	$170.2	$17.0

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in the line items below	$231.9	$249.4	$17.5
Riders (1)	77.9	115.8	37.9
Regulatory amortizations (1)	0.5	2.1	1.6
Total other operation and maintenance	$310.3	$367.3	$57.0

(1)These riders and regulatory amortizations are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	552.1	577.5	(25.4)
Commercial and industrial	211.6	215.4	(3.8)
Total retail	763.7	792.9	(29.2)
Transportation	504.1	539.8	(35.7)
Total sales in therms	1,267.8	1,332.7	(64.9)

09/30/2026 Form 10-Q	72	WEC Energy Group, Inc.

	Nine Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
Heating (3,798 Normal)	3,518	3,774	(6.8)%

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

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$1,195.1	$1,242.4	$(47.3)

Operating expenses
Cost of natural gas sold	(335.1)	(339.1)	4.0
Other operation and maintenance (1)	(172.9)	(179.9)	7.0
Depreciation and amortization	(199.4)	(194.2)	(5.2)
Property and revenue taxes	(33.5)	(44.6)	11.1
Gross margin (GAAP)	454.2	484.6	(30.4)

Other operation and maintenance (1)	172.9	179.9	(7.0)
Depreciation and amortization	199.4	194.2	5.2
Property and revenue taxes	33.5	44.6	(11.1)
Utility margin (non-GAAP)	$860.0	$903.3	$(43.3)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) at the Illinois segment decreased $30.4 million during the nine months ended September 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) decreased $43.3 million during the nine months ended September 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $37.9 million decrease in revenues associated with certain riders that are offset in other operation and maintenance and therefore do not have a significant impact on net income.

•A $10.9 million decrease in revenues associated with the invested capital tax adjustment rider, which is offset in property and revenue taxes and therefore does not have a significant impact on net income. The invested capital tax adjustment rider is a mechanism that allows us to recover or refund the difference between the cost of invested capital tax incurred and the amount collected through base rates.

These decreases in margins were partially offset by a $1.5 million increase in revenues associated with fixed customer charges during the nine months ended September 30, 2026, compared with the same period in 2025.

Additionally, the smaller decrease in gross margin (GAAP) as compared with the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•An $11.1 million decrease in property and revenue taxes;

•A $3.2 million decrease in natural gas distribution and maintenance costs; and

•A partially offsetting $5.2 million increase in depreciation and amortization expense, primarily related to maintaining the natural gas infrastructure.

09/30/2026 Form 10-Q	73	WEC Energy Group, Inc.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the Illinois segment decreased $25.0 million, net of the $37.9 million impact of the riders referenced in the table above, during the nine months ended September 30, 2026, compared with the same period in 2025. The significant factors impacting the decrease in other operating expenses were:

•An $11.9 million gain related to the sale of certain real estate owned by PGL during the nine months ended September 30, 2026. See Note 3, Disposition, for more information.

•An $11.1 million decrease in property and revenue taxes, driven by the invested capital tax.

•A $6.7 million decrease in benefit expense.

•A $3.2 million decrease in natural gas distribution and maintenance costs, primarily related to maintaining the natural gas infrastructure.

These decreases in operating expenses were partially offset by:

•A $5.2 million increase in depreciation and amortization expense, driven by assets being placed into service as we continue to execute on our capital plan.

•A $2.7 million pre-tax gain on the renegotiation of a lease contract during the nine months ended September 30, 2025.

Interest Expense

Interest expense at the Illinois segment decreased $3.8 million during the nine months ended September 30, 2026, compared with the same period in 2025, due the impact of PGL's Series VV and Series ZZ mortgage bonds redemptions in March 2026, and lower average short-term debt interest rates.

Income Tax Expense

Income tax expense at the Illinois segment increased $6.6 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by an increase in pre-tax income.

Other States Segment Contribution to Net Income Attributed to Common Shareholders

The other states segment's contribution to net income attributed to common shareholders was $30.0 million during the nine months ended September 30, 2026, representing a $7.7 million, or 20.4%, decrease over the same period in 2025. The lower earnings were driven by a decrease in margins related to lower retail sales volumes and higher operating expenses.

09/30/2026 Form 10-Q	74	WEC Energy Group, Inc.

Since the majority of MERC and MGU customers use natural gas for heating, net income attributed to common shareholders at the other states segment is sensitive to weather and is generally higher during the winter months.

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$402.5	$362.4	$40.1

Operating expenses
Cost of natural gas sold	209.2	165.1	(44.1)
Other operation and maintenance	78.3	76.2	(2.1)
Depreciation and amortization	39.7	37.0	(2.7)
Property and revenue taxes	20.5	19.9	(0.6)
Operating income	54.8	64.2	(9.4)

Other income, net	0.6	0.3	0.3
Interest expense	15.0	14.0	(1.0)
Income before income taxes	40.4	50.5	(10.1)

Income tax expense	10.4	12.8	2.4
Net income attributed to common shareholders	$30.0	$37.7	$(7.7)

The following table shows a breakdown of other operation and maintenance:

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operation and maintenance not included in line item below	$60.0	$60.7	$0.7
Regulatory amortizations and other pass through expenses (1)	18.3	15.5	(2.8)
Total other operation and maintenance	$78.3	$76.2	$(2.1)

(1)Regulatory amortizations and other pass through expenses are substantially offset in margins and therefore do not have a significant impact on net income.

The following tables provide information on delivered sales volumes by customer class and weather statistics:

	Nine Months Ended September 30
Natural Gas Sales Volumes (Therms - in millions)	2026	2025	B (W)
Customer Class
Residential	211.3	218.0	(6.7)
Commercial and industrial	137.0	138.6	(1.6)
Total retail	348.3	356.6	(8.3)
Transportation	594.2	550.7	43.5
Total sales in therms	942.5	907.3	35.2

	Nine Months Ended September 30
Weather (Degree Days) (1)	2026	2025	B (W)
MERC
Heating (5,043 Normal)	4,716	4,938	(4.5)%

MGU
Heating (3,976 Normal)	3,805	3,915	(2.8)%

(1)Normal heating degree days for MERC and MGU are based on a 20-year moving average and 15-year moving average, respectively, of monthly temperature readings from National Oceanic and Atmospheric Administration weather stations throughout their respective service territories.

09/30/2026 Form 10-Q	75	WEC Energy Group, Inc.

Gross Margin GAAP and Utility Margin Non-GAAP

The following table summarizes our other states segment gross margin (GAAP) and reconciles gross margin (GAAP) to utility margin (non-GAAP). See Non-GAAP Financial Measures above for additional information regarding gross margin (GAAP) and utility margin (non-GAAP).

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating revenues	$402.5	$362.4	$40.1

Operating expenses
Cost of natural gas sold	(209.2)	(165.1)	(44.1)
Other operation and maintenance (1)	(45.8)	(44.4)	(1.4)
Depreciation and amortization	(39.7)	(37.0)	(2.7)
Property and revenue taxes	(20.5)	(19.9)	(0.6)
Gross margin (GAAP)	87.3	96.0	(8.7)

Other operation and maintenance (1)	45.8	44.4	1.4
Depreciation and amortization	39.7	37.0	2.7
Property and revenue taxes	20.5	19.9	0.6
Utility margin (non-GAAP)	$193.3	$197.3	$(4.0)

(1)    Operating and maintenance expenses deemed to be directly attributable to our revenue-producing activities include distribution and customer service expenses. These expenses are included in the above table to calculate gross margin as defined under GAAP.

Gross margin (GAAP) decreased $8.7 million during the nine months ended September 30, 2026, compared with the same period in 2025, and utility margin (non-GAAP) decreased $4.0 million during the nine months ended September 30, 2026, compared with the same period in 2025. Both measures were driven by:

•A $5.2 million decrease in margins related to lower retail sales volumes, including the unfavorable impact of weather, during the nine months ended September 30, 2026, compared with the same period in 2025.

•A $0.9 million decrease related to MERC CIP revenue, which was offset in operation and maintenance expense. Rebates and programs are available to residential and commercial customers of MERC through the CIP, which is funded by ratepayers using the Conservation Cost Recovery Charge and the Conservation Cost Recovery Adjustment funds that are collected on their monthly billing statements.

Partially offsetting these decreases was a $2.4 million increase related to MGU's energy optimization program.

Additionally, the larger decrease in gross margin (GAAP) as compared to the decrease in utility margin (non-GAAP), was driven by the following items that are further described in Other Operating Expenses below:

•A $2.7 million increase in depreciation and amortization expense; and

•A $1.4 million increase in natural gas operations and customer service expense.

Other Operating Expenses (includes other operation and maintenance, depreciation and amortization, and property and revenue taxes)

Other operating expenses at the other states segment increased $5.4 million during the nine months ended September 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in operating expenses were:

•A $2.7 million increase in depreciation and amortization expense related to continued capital investment.

•A $2.4 million increase in revenues related to MGU's energy optimization program.

09/30/2026 Form 10-Q	76	WEC Energy Group, Inc.

•A $1.4 million increase in natural gas operations and customer service expense, driven by increased training costs and additional service maintenance expense.

•A $1.4 million increase in the provision for credit losses, primarily driven by the aging of customer receivables.

These increases in operating expenses were partially offset by:

•A $1.6 million positive impact from a settlement payment MGU received during the second quarter of 2026 related to a 2025 natural gas outage in its service territory.

•A $0.9 million decrease in operation and maintenance expense related to MERC's CIP program, which has an offsetting decrease in margins.

Interest Expense

Interest expense at the other states segment increased $1.0 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by the impact of MERC and MGU issuing long-term debt in April 2025. This increase was partially offset by MERC and MGU long-term debt maturities in May 2025 and lower average short-term debt interest rates.

Income Tax Expense

Income tax expense at the other states segment decreased $2.4 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by lower pre-tax income.

Electric Transmission Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Equity in earnings of transmission affiliates	$187.9	$160.3	$27.6
Interest expense	11.8	14.5	2.7
Income before income taxes	176.1	145.8	30.3

Income tax expense	43.7	36.0	(7.7)
Net income attributed to common shareholders	$132.4	$109.8	$22.6

Equity in Earnings of Transmission Affiliates

Equity in earnings of transmission affiliates increased $27.6 million during the nine months ended September 30, 2026, compared with the same period in 2025. This increase in earnings was primarily due to continued capital investment by ATC, partially offset by a $3.6 million gain recognized in March 2025 related to the sale of an investment at ATC Holdco.

Interest Expense

Interest expense at the electric transmission segment decreased $2.7 million during the nine months ended September 30, 2026, compared with the same period in 2025, due to the impact of a long-term debt maturity in December 2025.

Income Tax Expense

Income tax expense at the electric transmission segment increased $7.7 million during the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to an increase in pre-tax income.

09/30/2026 Form 10-Q	77	WEC Energy Group, Inc.

Non-Utility Energy Infrastructure Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating income	$344.1	$267.6	$76.5

Other income, net	1.9	2.2	(0.3)
Interest expense	90.6	92.6	2.0
Income before income taxes	255.4	177.2	78.2

Income tax benefit	(80.3)	(98.7)	(18.4)
Net (income) loss attributed to noncontrolling interests	(3.6)	3.1	(6.7)
Net income attributed to common shareholders	$332.1	$279.0	$53.1

Operating Income

Operating income at the non-utility energy infrastructure segment increased $76.5 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by the following items at WECI:

•An $18.2 million increase in revenue related to lower congestion related costs.

•A $13.9 million increase in capacity revenues due to strong capacity pricing.

•A net $13.5 million positive impact related to lower impairment losses recorded at our Thunderhead wind and Samson I and Delilah I solar facilities during the first nine months of 2026 compared to the same period in 2025, related to damage incurred associated with various storms.

•An $8.4 million reduction in operation and maintenance expenses, primarily due to fixed-cost full service agreements in place in 2026 and lower benefit costs.

•A $5.5 million increase in insurance proceeds related to storms that occurred in 2023 and 2024 at our Samson I solar facility.

•A $5.2 million positive impact related to the receipt of performance payments.

•A $2.5 million increase in PPA revenues due to higher generation at certain sites and lower electricity curtailments.

•A $1.3 million increase due to higher amounts recognized for REC sales in 2026 at Blooming Grove, driven by higher contracted REC prices.

In addition to the above items at WECI, there was a $7.3 million positive impact from We Power due to continued capital investment.

Interest Expense

Interest expense at the non-utility energy infrastructure segment decreased $2.0 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by a lower principal balance, as a result of the semi-annual principal payments on long-term debt at WECI's subsidiaries. Partially offsetting the decrease was a $3.4 million increase in interest expense due to WECI's issuance of $160.0 million and $100.0 million long-term intercompany notes to WEC Energy Group in February 2025 and April 2026, respectively. This intercompany interest expense is offset by higher interest income at our corporate and other segment and is eliminated in consolidation.

Income Tax Benefit

The income tax benefit at the non-utility energy infrastructure segment decreased $18.4 million during the nine months ended September 30, 2026, compared with the same period in 2025, primarily due to higher pre-tax income.

09/30/2026 Form 10-Q	78	WEC Energy Group, Inc.

Corporate and Other Segment Contribution to Net Income Attributed to Common Shareholders

	Nine Months Ended September 30
(in millions)	2026	2025	B (W)
Operating loss	$(6.4)	$(6.8)	$0.4

Other income, net	36.9	20.3	16.6
Interest expense	281.3	266.3	(15.0)
Loss before income taxes	(250.8)	(252.8)	2.0

Income tax benefit	(84.0)	(73.4)	10.6
Net loss attributed to common shareholders	$(166.8)	$(179.4)	$12.6

Other Income, Net

Other income, net at the corporate and other segment increased $16.6 million during the nine months ended September 30, 2026, compared with the same period in 2025. The significant factors impacting the increase in other income, net were:

•A $13.7 million increase due to $0.9 million of net earnings from our equity method investments in technology and energy-focused investment funds during the nine months ended September 30, 2026, compared with net losses of $12.8 million during the same period in 2025.

•A $3.4 million increase in intercompany interest income from WECI, due to WECI's issuance of $160.0 million and $100.0 million long-term intercompany notes to WEC Energy Group in February 2025 and April 2026, respectively. This intercompany interest income is offset by higher intercompany interest expense at our non-utility energy infrastructure segment and is eliminated in consolidation.

Interest Expense

Interest expense at the corporate and other segment increased $15.0 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by higher average short-term debt balances. Partially offsetting the increase was the impact of long-term debt maturities.

Income Tax Benefit

The income tax benefit at the corporate and other segment increased $10.6 million during the nine months ended September 30, 2026, compared with the same period in 2025. This increase was driven by a $10.4 million increase in the interim tax benefit recorded to adjust consolidated income tax expense to the projected, annualized consolidated effective income tax rate during the nine months ended September 30, 2026, compared with the same period in 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect to maintain adequate liquidity to meet our cash requirements for the operation of our businesses and implementation of our corporate strategy through the internal generation of cash from operations and access to the capital markets.

09/30/2026 Form 10-Q	79	WEC Energy Group, Inc.

Cash Flows

The following table summarizes our cash flows during the nine months ended September 30:

(in millions)	2026	2025	Change in 2026 Over 2025
Cash provided by (used in):
Operating activities	$3,413.1	$2,954.8	$458.3
Investing activities	(3,599.8)	(3,570.5)	(29.3)
Financing activities	246.3	691.2	(444.9)

Operating Activities

Net cash provided by operating activities increased $458.3 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $445.5 million increase in cash from higher overall collections from customers during the nine months ended September 30, 2026, compared with the same period in 2025. This increase was driven by the impact of the Wisconsin rate orders approved by the PSCW, effective January 1, 2026, and the impact of the VLCs.

•A $106.8 million increase in cash from lower payments for operating and maintenance expenses. During the nine months ended September 30, 2026, our payments were lower due to the timing of payments for accounts payable, partially offset by higher transmission costs.

These increases in net cash provided by operating activities were partially offset by:

•A $38.1 million increase in cash paid for property and revenue taxes driven by higher gross receipts taxes in Wisconsin, revenue taxes in Illinois, and property taxes for WECI during the nine months ended September 30, 2026, compared with the same period in 2025.

•A $25.8 million decrease in cash from higher payments for interest driven by higher average short-term debt balances during the nine months ended September 30, 2026, compared with the same period in 2025, as well as long-term debt issuances in 2025 and 2026.

•A $20.8 million decrease in cash received from income taxes driven by estimated tax payments that were made in 2026. See Note 13, Income Taxes, for more information.

•A $16.8 million decrease in cash driven by higher amounts of collateral paid to counterparties during the nine months ended September 30, 2026, compared with the same period in 2025.

Investing Activities

Net cash used in investing activities increased $29.3 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $198.7 million increase in cash paid for capital expenditures, including AFUDC-Debt during the nine months ended September 30, 2026, compared with the same period in 2025, which is discussed in more detail below.

•A $170.8 million refundable aggregate payment for exclusive rights to purchase certain generation projects during the nine months ended September 30, 2026. See Note 18, Goodwill and Intangibles, for more information.

•A $30.6 million increase in capital contributions paid to transmission affiliates during the nine months ended September 30, 2026, compared with the same period in 2025. See Note 19, Investment in Transmission Affiliates, for more information.

09/30/2026 Form 10-Q	80	WEC Energy Group, Inc.

•A $29.3 million decrease in cash received from ATC during the nine months ended September 30, 2026, compared with the same period in 2025, for the reimbursement of transmission infrastructure upgrades. See Note 19, Investment in Transmission Affiliates, for more information.

•A $14.0 million decrease in cash received from the sale of investments held in the rabbi trust during the nine months ended September 30, 2026, compared with the same period in 2025.

These increases in net cash used in investing activities were partially offset by:

•The acquisition of a 90% ownership interest in Hardin III in February 2025 for $406.1 million, net of cash acquired of $0.2 million. See Note 2, Acquisitions, for more information.

•An $18.2 million increase in proceeds received from the sale of assets during the nine months ended September 30, 2026, compared with the same period in 2025. See Note 3, Disposition, for more information.

Capital Expenditures

Capital expenditures, including AFUDC-Debt, by segment for the nine months ended September 30 were as follows:

Reportable Segment (in millions)	2026	2025	Change in 2026 Over 2025
Wisconsin	$2,883.2	$2,716.8	$166.4
Illinois	271.9	219.3	52.6
Other states	82.1	84.9	(2.8)
Non-utility energy infrastructure	62.8	84.3	(21.5)
Corporate and other	18.7	14.7	4.0
Total capital expenditures	$3,318.7	$3,120.0	$198.7

The increase in cash paid for capital expenditures at the Wisconsin segment during the nine months ended September 30, 2026, compared with the same period in 2025, was driven by higher payments for the CTs and LNG at WE, electric distribution at WE and WPS, and natural gas distribution at WE. These increases in capital expenditures at the Wisconsin segment were partially offset by lower payments for renewable energy projects at WE, WPS, and at UMERC for Renegade, which achieved commercial operation in March 2026.

The increase in cash paid for capital expenditures at the Illinois segment during the nine months ended September 30, 2026, compared with the same period in 2025, was driven by higher payments related to PGL's upgrade of its natural gas delivery system.

The decrease in cash paid for capital expenditures at the non-utility energy infrastructure segment during the nine months ended September 30, 2026, compared with the same period in 2025, was driven by lower payments for new generator units at Port Washington Generating Station.

See Capital Resources and Requirements – Capital Requirements – Significant Capital Projects for more information.

Financing Activities

Net cash provided by financing activities decreased $444.9 million during the nine months ended September 30, 2026, compared with the same period in 2025, driven by:

•A $364.1 million decrease in cash due to lower issuances of common stock during the nine months ended September 30, 2026, compared with the same period in 2025. See Note 8, Common Equity, for more information.

•A $272.6 million decrease in cash due to higher retirements of long-term debt during the nine months ended September 30, 2026, compared with the same period in 2025.

•A $163.6 million decrease in cash due to $21.9 million of net repayments of commercial paper during the nine months ended September 30, 2026, compared with $141.7 million of net borrowings of commercial paper during the same period in 2025.

09/30/2026 Form 10-Q	81	WEC Energy Group, Inc.

•A $73.4 million decrease in cash due to higher dividends paid on our common stock during the nine months ended September 30, 2026, compared with the same period in 2025. In January 2026, our Board of Directors increased our quarterly dividend by $0.06 per share (6.7%) effective with the March 2026 dividend payment.

•A $27.7 million decrease in cash related to a lower number of stock options exercised during the nine months ended September 30, 2026, compared with the same period in 2025.

These decreases in net cash provided by financing activities were partially offset by a $451.0 million increase in cash due to the issuance of more long-term debt during the nine months ended September 30, 2026, compared with the same period in 2025.

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

(in millions)	2026 (1)	2027	2028
Wisconsin - Non-VLC/Bespoke Resources	$2,521.7	$3,001.2	$2,929.0
Wisconsin - VLC/Bespoke Resources	2,057.0	4,300.0	5,025.0
Illinois	477.9	807.6	813.0
Other states	117.3	123.0	129.9
Non-utility energy infrastructure	90.1	152.6	162.8
Corporate and other	22.0	23.6	18.3
Total	$5,286.0	$8,408.0	$9,078.0

(1)This includes actual capital expenditures incurred through September 30, 2026, as well as estimated capital expenditures for the remainder of the year.

09/30/2026 Form 10-Q	82	WEC Energy Group, Inc.

We are committed to investing in solar, wind, battery storage, and natural gas-fired generation. In addition, our utilities continue to upgrade their electric and natural gas distribution systems to enhance reliability. Below are the anticipated investment amounts for the next three years for generation, LNG, and distribution projects that are proposed or currently underway.

(in millions)	2026 (1)	2027	2028
Generation:
Solar	$938.4	$2,176.6	$1,732.8
Wind	105.1	169.6	295.6
Battery	462.9	604.1	922.2
Thermal	935.6	2,008.6	2,864.6
Other	423.0	661.1	717.8
LNG	189.0	73.0	16.0
Distribution:
Electric distribution	1,032.0	1,023.0	976.0
Gas distribution	1,200.0	1,692.0	1,553.0
Total	$5,286.0	$8,408.0	$9,078.0

(1)This includes actual capital expenditures incurred through September 30, 2026, as well as estimated capital expenditures for the remainder of the year.

The DOC set duties on solar panels and cells imported from four southeast Asian countries as well as from Laos, Indonesia, and India, and began an investigation into cells from Ethiopia. See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – United States Department of Commerce Complaints and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Uyghur Forced Labor Prevention Act for information on the duties set by the DOC and its current investigation, as well as CBP actions, respectively. The forecasted costs identified above already reflect some of these impacts.

See Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Renewable Energy Legislation for potential impacts to our capital projects as a result of the OBBBA.

In accordance with its November 2023 PGL rate order, the ICC initiated a proceeding in January 2024 to determine the optimal method and a prudent investment level for replacing aging natural gas infrastructure. In February 2025, the ICC issued an order setting expectations for PGL's prospective operations. The ICC directed PGL to focus on retiring all cast and ductile iron pipes that have a diameter under 36 inches by January 1, 2035. PGL is working to retire this cast and ductile iron pipe through its PRP. Annual investment for pipe replacement is expected to ramp up to approach $500 million in 2028. For more information on regulatory proceedings related to this matter, see Note 24, Regulatory Environment, and Factors Affecting Results, Liquidity, and Capital Resources – Regulatory, Legislative, and Legal Matters – Illinois Proceeding – Replacement of Aging Natural Gas Infrastructure.

We expect to provide total capital contributions to ATC (not included in the above table) of approximately $820 million from 2026 through 2028. We do not expect to make any contributions to ATC Holdco during that period. Our portion of the investment in MISO Tranche 1 and Tranche 2.1 is estimated to be approximately $500 million and $700 million, respectively, between 2027 and 2031, a portion of which will be funded by ATC's cash from operations. Tranche 1 is part of MISO's Long Range Transmission Planning initiative to upgrade the grid so that it can reliably accommodate for the shift in generation to lower-carbon resources. Tranche 2.1 is the second phase of long range transmission planning and builds on the foundation of Tranche 1.

Long-Term Debt

See Note 10, Long-Term Debt, for information regarding the changes in our outstanding long-term debt during the nine months ended September 30, 2026.

Common Stock Dividends

Our current quarterly dividend rate is $0.9525 per share, which equates to an annual dividend of $3.81 per share. For information related to our most recent common stock dividend declared, see Note 8, Common Equity.

09/30/2026 Form 10-Q	83	WEC Energy Group, Inc.

Other Significant Cash Requirements

See Note 22, Commitments and Contingencies, for information regarding our minimum future commitments related to purchase obligations for the procurement of fuel, power, and natural gas supply, as well as the related storage and transportation. There were no material changes to our other significant commitments outside the ordinary course of business during the nine months ended September 30, 2026.

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

At September 30, 2026, our current liabilities exceeded our current assets by $2,438.4 million. We do not expect this to have an impact on our liquidity, as we currently believe that our available capacity under our existing revolving credit facilities, cash generated from ongoing operations, and access to the capital markets are adequate to meet our short-term and long-term cash requirements.

See Note 8, Common Equity, Note 9, Short-Term Debt and Lines of Credit, and Note 10, Long-Term Debt, for more information about our common stock activity, credit facilities, commercial paper, and debt securities.

09/30/2026 Form 10-Q	84	WEC Energy Group, Inc.

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

Capitalization Structure

The following table shows our capitalization structure as of September 30, 2026, as well as an adjusted capitalization structure that we believe is consistent with how a majority of the rating agencies currently view our Junior Notes:

(in millions)	Actual	Adjusted
Common shareholders' equity	$14,575.4	$15,250.4
Preferred stock of subsidiary	30.4	30.4
Long-term debt (including current portion)	20,851.7	20,176.7
Short-term debt	1,904.3	1,904.3
Total capitalization	$37,361.8	$37,361.8

Total debt	$22,756.0	$22,081.0

Ratio of debt to total capitalization	60.9%	59.1%

Included in long-term debt on our balance sheet as of September 30, 2026, was $600.0 million principal amount of WEC Energy Group's 2025 Junior Notes due 2056 and $750.0 million principal amount of WEC Energy Group's 2024 Junior Notes (2024A Junior Notes and 2024B Junior Notes, collectively) due 2055. The adjusted presentation attributes $675.0 million of the Junior Notes to common shareholders' equity and $675.0 million to long-term debt.

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

Debt Covenants

Certain of our short-term and long-term debt agreements contain financial covenants that we must satisfy, including debt to capitalization ratios and debt service coverage ratios. At September 30, 2026, we were in compliance with all such covenants related to outstanding short-term and long-term debt. We expect to be in compliance with all such debt covenants for the foreseeable future. See Note 11, Common Equity, Note 13, Short-Term Debt and Lines of Credit, and Note 14, Long-Term Debt, in our 2025 Annual Report on Form 10-K, for more information regarding our debt covenants.

Credit Rating Risk

Cash collateral postings and prepayments made with external parties, including postings related to exchange-traded contracts, and cash collateral posted by external parties were immaterial as of September 30, 2026. From time to time, we may enter into commodity contracts that could require collateral or a termination payment in the event of a credit rating change to below BBB- at S&P Global Ratings, a division of S&P Global Inc., and/or Baa3 at Moody’s Investors Service, Inc. If WE had a sub-investment grade credit rating at September 30, 2026, it could have been required to post $109 million of additional collateral or other assurances pursuant to the terms of a PPA. We also have other commodity contracts that, in the event of a credit rating downgrade, could result in a reduction of our unsecured credit granted by counterparties.

In addition, access to capital markets at a reasonable cost is determined in large part by credit quality. Any credit ratings downgrade could impact our ability to access capital markets.

09/30/2026 Form 10-Q	85	WEC Energy Group, Inc.

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

In May 2026, the ICC issued a final written order approving a settlement agreement PGL and NSG entered into with the Illinois Attorney General and ICC staff that resolved all open proceedings related to the 2019 through 2023 annual reconciliations of the UEA rider. Under the terms of the settlement, PGL and NSG will refund $49.0 million and $1.0 million, respectively, to customers as bill credits over a period of three years between 2026 and 2028. Half of the refunds will be credited to customers in 2026, and 25% will be refunded in each of 2027 and 2028. PGL and NSG will begin refunding amounts in November 2026. As a result of this agreement, we recorded a $50.0 million reduction to revenues during the fourth quarter of 2025.

Qualifying Infrastructure Plant Rider

In January 2014, the ICC approved PGL's use of the QIP rider as a recovery mechanism for costs incurred related to investments in QIP. This rider, which was in effect until December 1, 2023, was subject to an annual reconciliation whereby costs were reviewed for accuracy and prudency.

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

09/30/2026 Form 10-Q	86	WEC Energy Group, Inc.

In May 2026, the ICC issued a final written order approving a settlement agreement PGL entered into with the Illinois Attorney General, ICC staff, and the Illinois Citizens Utility Board that resolved all remaining open annual reconciliation proceedings from 2017 through 2023 related to the QIP rider. Under the terms of the settlement, PGL agreed to permanently remove $130.0 million of qualified infrastructure investment costs from rate base starting in 2027 and to refund $75.0 million to customers as bill credits over a period of three years between 2026 and 2028. As a result of this agreement, we recorded a $155.0 million charge to income during the fourth quarter of 2025. The charge was recorded as a $130.0 million impairment to PGL's net property, plant, and equipment and a $25.0 million reduction to revenues. The total of the rate base reduction and the obligation to refund amounts to customers through bill credits recorded on our balance sheet at September 30, 2026 was $205.0 million. This includes the $155.0 million charge to income recorded during the fourth quarter of 2025 and a $50.0 million charge to income recorded in years prior to 2025. PGL will begin refunding amounts to customers in November 2026, with $25.0 million being refunded in each of the three years starting in 2026 through 2028.

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

Very Large Customer and Bespoke Resources Collateral Requirements

We have incurred significant costs to construct generation, transmission and distribution assets that will be used to provide energy and capacity to Oracle America Cloud Services LLC ("OACS"), which will be taking service under the approved VLC and Bespoke Resources tariffs. Following a credit rating downgrade of OACS’s parent, our contracts required additional collateral to secure our credit exposure. OACS and its parent have provided the collateral required in conjunction with the credit rating downgrade. The amount of collateral required will increase as additional project costs are incurred, and we fully expect OACS and its parent to provide the additional required amounts. See Note 24, Regulatory Environment, for more information on the VLC and Bespoke Resources tariffs.

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

In 2025, and again in July 2026, the Department of Homeland Security expanded the UFLPA Entity List to include additional Chinese businesses across various industries, including several solar supply chain providers. We continue to work with our contractors and developers to avoid doing business with these companies and remain in compliance with the UFLPA.

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

09/30/2026 Form 10-Q	87	WEC Energy Group, Inc.

In April 2025, based upon an investigation in response to a new petition, the DOC reached affirmative findings that some Chinese companies had moved their solar operations to avoid penalties imposed in the first investigation, increasing tariff rates, in some cases significantly. These increased rates became effective and enforceable in May 2025 upon the USITC’s final affirmative determination.

In September 2026 the DOC set AD/CVD duties on imports of solar cells and panels from India, Indonesia and Laos based on findings that producers in those countries are benefiting from illegal subsidies and selling solar products below cost in the United States. The USITC is expected to make a final determination this fall. If the USITC votes affirmatively, final rates will then be issued and take effect. Further, the DOC recently began an investigation into solar panels from Ethiopia and a petition was filed requesting investigation into solar panels from South Korea, both based on similar claims that solar panels from those countries are being made with Chinese-made components in violation of AD/CVD laws.

As a result of the duties that have been imposed to date, the cost and availability of solar panels in the United States has been impacted and the United States solar industry overall has experienced higher costs of materials as well as delays. Some of these impacts have already been reflected in the estimated cost and in-service dates for certain of our solar projects; however, we are continuing to monitor the tariffs and investigations for any additional potential impact on our solar projects.

Bulk-Power System Executive Order

On August 26, 2026, President Trump issued Executive Order 14421, declaring a national emergency to protect the United States bulk-power system from security threats associated with foreign-supplied electric equipment and technology. The order authorizes the United States Secretary of Energy to restrict, evaluate, and mitigate transactions involving the installation of foreign-sourced bulk-power system components that pose certain security threats initiated after the order and to establish a framework for identifying and monitoring the same foreign-sourced components already in the domestic power infrastructure prior to this order. This order covers facilities and control systems necessary for operating an interconnected transmission network and electric generation facilities but excludes local distribution. The Executive Order requires the United States Department of Energy to publish rules or regulations implementing this order no later than 120 days from August 26, 2026, or December 24, 2026. We are currently evaluating the potential operational and financial implications of this order.

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

Under the IRA transferability option, we entered into agreements to sell the majority of the PTCs that we expect to generate in 2026 and a portion of the PTCs that we expect to generate in 2027 and 2028 to third parties. See Note 13, Income Taxes, for more information about these sales. The IRA also implements a 15% corporate alternative minimum tax and a 1% excise tax on stock repurchases. Although significant regulatory guidance is expected on the tax provisions in the IRA, we currently believe the provisions on alternative minimum tax and stock repurchases will not have a material impact on us.

09/30/2026 Form 10-Q	88	WEC Energy Group, Inc.

One Big Beautiful Bill Act

In July 2025, the OBBBA was signed into law, enacting significant modifications to clean-energy tax credits previously provided under the IRA. The OBBBA provides companies the ability to earn solar and wind tax credits at current credit rates if construction of projects began by July 4, 2026, and the projects are placed in-service within four years after beginning construction. However, wind and solar projects that begin construction more than one year after enactment of the OBBBA must be placed in service by December 31, 2027 to qualify for PTCs and ITCs. In addition, wind and solar projects that began construction after December 31, 2025 must also satisfy prohibited foreign entity material assistance requirements, as defined through proposed guidance by the United States Treasury Department in February 2026. The incentives can also be denied for taxpayers that exceed certain thresholds of equity or debt held by specified foreign entities. The phase out of PTCs and ITCs does not apply to energy storage, hydroelectric facilities, nuclear, or any other zero emission technology. The OBBBA preserves the ability to transfer tax credits, with the exception of transfers to a prohibited foreign entity. In August 2025, the United States Treasury Department implemented new beginning-of-construction safe harbor rules that became effective in September 2025. However, in June 2026, a federal court vacated the revised beginning-of-construction safe harbor rules and remanded the issue back to the IRS for reconsideration. Therefore, uncertainty remains. We will continue to monitor additional information as it becomes available. The capital plan for 2027 through 2031 reflects the impacts of OBBBA, including the revised beginning-of-construction rules.

American Transmission Company LLC's Ozaukee County Distribution Interconnection Project

In September 2025, ATC filed an application for a CPCN with the PSCW to construct the Ozaukee County Distribution Interconnection Project. This proposed project is an important part of our plan to serve the data center under construction in Port Washington, Wisconsin, and includes the construction of new transmission lines, rebuilding and upgrading existing lines, and the construction of up to five new electrical substations. The PSCW deemed this CPCN application complete in December 2025. However, on September 10, 2026, based upon numerous revisions, modifications, and additional documents filed by ATC, the PSCW issued an order stating the current state of the CPCN application was unreasonably complicated and rescinded its previous completeness determination. As requested by the PSCW, ATC refiled its application for a CPCN to construct the Ozaukee County Distribution Interconnection Project on September 14, 2026. We are monitoring this project and all related PSCW actions for any potential impacts on our capital plan and earnings.

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

09/30/2026 Form 10-Q	89	WEC Energy Group, Inc.

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

Changes to United States Trade Policy (Tariff Activity)

The United States continues to implement changes to its international trade policy including changes to tariffs, port fees and other policies relating to exports from and imports into the United States. In response to these changes, foreign governments also continue to adjust their trade policies, including the imposition of additional tariffs. There remains significant uncertainty as to the ultimate scope, duration and impact of the United States and foreign trade policies. In certain cases, both the United States and foreign trade policy changes have resulted in increased cost of materials and disrupted supply chains, which may impact our ability to repair or maintain our infrastructure; the timing, cost or completion of our infrastructure projects; and/or our ability to execute our capital plan. In addition, these changes, including their potential impact on economic conditions, could lead to reduced energy demand by our customers. Consequently, these policy changes could have a material adverse effect on our business, results of operations and financial condition.

We have received refunds of certain tariffs paid in connection with our capital projects and continue to pursue additional refunds, including requiring our contractors and vendors to seek refunds, as applicable, of tariffs paid under the International Emergency Economic Powers Act and other tariff provisions.

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

09/30/2026 Form 10-Q	90	WEC Energy Group, Inc.

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

Critical Accounting Policies and Estimates

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require additional disclosures. We have found that the disclosures made in our 2025 Annual Report on Form 10-K are still current and that there have been no significant changes, except as follows:

Goodwill

We completed our annual goodwill impairment tests for all of our reporting units that carried a goodwill balance as of July 1, 2026. No impairments were recorded as a result of these tests. For all of our reporting units, the fair values calculated in step one of the test were greater than their carrying values. The fair values for the reporting units were calculated using a combination of the income approach and the market approach.

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

For all of our reporting units that carried a goodwill balance at July 1, 2026, the fair value exceeded its carrying value by over 50%. Based on these results, our reporting units are not at risk of failing step one of the goodwill impairment test.

See Note 18, Goodwill and Intangibles, for more information.

09/30/2026 Form 10-Q	91	WEC Energy Group, Inc.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

09/30/2026 Form 10-Q	92	WEC Energy Group, Inc.

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

09/30/2026 Form 10-Q	93	WEC Energy Group, Inc.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with or incorporated by reference in the report with respect to WEC Energy Group, Inc. (File No. 001-09057). An asterisk (*) indicates that the exhibit has previously been filed with the SEC and is incorporated herein by reference. A double asterisk (**) indicates that portions of the exhibit have been redacted because such portions are not material and are private or confidential.

Number	Exhibit
4	Instruments Defining the Rights of Security Holders, Including Indentures

4.1*
Eighteenth Supplemental Indenture, dated as of August 13, 2026, between WPS and U.S. Bank Trust Company, National Association (as successor to Firstar Bank Milwaukee, N.A., National Association), as Trustee. (Exhibit 4.1 to WPS's Form 8-K filed August 13, 2026) (File No. 1-3016.)

10	Material Contracts

	10.1**	Point Beach PPA between Nextera Energy Point Beach, LLC and WE, dated as of August 14, 2026.

31	Rule 13a-14(a) / 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH	Inline XBRL Taxonomy Extension Schema

	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

09/30/2026 Form 10-Q	94	WEC Energy Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEC ENERGY GROUP, INC.
(Registrant)

/s/ CAROLINE M. GARCIA
Date:	October 30, 2026	Caroline M. Garcia
Vice President and Controller

(Duly Authorized Officer and Chief Accounting Officer)

09/30/2026 Form 10-Q	95	WEC Energy Group, Inc.